Form 10-Q
period 2014-07-31
Greenpro, Inc.
filed 2014-09-15
CIK 1597846

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended July 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-193565

Greenpro, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	98-1146821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 2201, 22/F., Malaysia Building,

 50 Gloucester Road, Wanchai, Hong Kong

 (Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (852) 3111 -7718

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐       Accelerated Filer ☐      Non-accelerated Filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 10, 2014
Common Stock, $.0001 par value	20,000,000

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

GREENPRO, INC.

(a development stage company)

BALANCE SHEET

	As of 7/31/14 Unaudited	As of 10/31/13 Audited
ASSETS

CURRENT ASSETS
Cash	$42,659	$61,205
Prepaid Expenses	9,792	-
Total Current Assets	52,451	61,205

TOTAL ASSETS	$52,451	$61,205

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Loan from Related Parties	$82,500	$82,500
Accrued Expenses	1,850	-
Total Current Liabilities	84,350	82,500

TOTAL LIABILITIES	84,350	82,500

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001; Authorized: 100,000,000 None issues and outstanding	-	-
Common Stock - Par value $0.0001; Authorized: 500,000,000 Issued and Outstanding: 10,000,000	1,000	1,000
Accumulated Deficit	(32,899)	(22,295)

Total Stockholders' Equity	(31,899)	(21,295)

TOTAL LIABILITIES AND EQUITY	$52,451	$61,205

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these unaudited financial statements.

GREENPRO, INC.

(a development stage company)

STATEMENT OF OPERATIONS

From inception (July 19, 2013) through July 31, 2014

	NINE MONTHS ENDED TO 07/31/14	FROM INCEPTION TO 07/31/14
	(Unaudited)

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	10,604	32,899

NET INCOME (LOSS)	(10,604)	(32,899)

Earnings (loss) per share	(0.00)	$(0.00)

Weighted average number of common shares	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

GREENPRO, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

From inception (July 19, 2013) through July 31, 2014

	NINE MONTHS ENDED TO 07/31/14	FROM INCEPTION TO 07/31/14
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(10,604)	$(32,899)

Increase in loan from related parties	-	82,500
Increase in accrued expenses	1,850	1,850
Increase in Prepaid expenses	(9,792)	(9,792)

Net cash (used in) / provided by operating activities	(18,546)	41,659

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution of Capital	-	1,000

Net cash flows provided by (used in) financing activities	-	1,000

CASH RECONCILIATION

Net (decrease) / increase in cash	(18,546)	42,659
Cash - beginning balance	61,205	-

CASH BALANCE - END OF PERIOD	42,659	$42,659

The accompanying notes are an integral part of these financial statements.

GREENPRO, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Industry:

Greenpro, Inc. (“Greenpro”) was incorporated on July 19, 2013 in the state of Nevada. Greenpro locates in Hong Kong. It intends to provide cloud system resolution and financial consulting service for small and mid-size businesses located in East Asia, with a focus in Hong Kong and Malaysia. Greenpro’s comprehensive range of services cover cloud accounting solutions, cross-border business solutions, record management services, and accounting outsourcing services.

The Company has adopted its fiscal year end of October 31.

Results of Operations and Ongoing Entity:

The Company is considered to be an ongoing entity for accounting purposes; however, there is substantial doubt as to the Company's ability to continue as a going concern. The Company's shareholders fund any shortfalls in the Company's cash-flow on a day to day basis during the time period that the Company is in the development stage.

Liquidity and Capital Resources:

In addition to the stockholder funding capital short-falls, the Company anticipates interested investors that intend to fund the Company's growth.

Cash and Cash Equivalents:

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting:

The Company's financial statements are prepared in accordance with U.S. generally accepted accounting principles.

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, the Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments:

The Company's financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk:

Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

GREENPRO, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

2. Related Party Transactions and Going Concern:

The Company sold a total of 10,000,000 shares of our Common Stock to our officers at $0.0001 per share for aggregate proceeds of $1,000 in August 2013.

In August 2013, the Company issued two 8% Convertible Promissory Notes (the “Notes”) to our Chief Executive Officer, Lee Chong Kuang and our Chief Financial Officer, Loke Che Chan (the “Holders”), in the principal amount of $41,250 for each Note, pursuant to certain Securities Purchase Agreements dated August 12, 2013. The maturity date for the Notes has been extended to 31 August 2014 at 8% interest rate per annum. The Notes may be convertible to the Company’s Common Stock at the Holders’ election at a conversion price of $.00825 per share. On May 6, 2014, Mr. Lee and Mr. Loke and the Company signed the Letter of Amendment to extend the maturity date of both Notes to August 12, 2014.

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

3. Accounts Receivable and Customer Deposits:

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4. Use of Estimates:

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5. Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6. Accrued Expenses:

Accrued expenses consist of accrued audit fee and filing fee during for the period ended July 31, 2014.

7. Operating Lease Agreements:

The Company has no agreements at this time.

8. Stockholder's Equity:

Preferred stock includes 100,000,000 shares authorized at a par value of $0.0001, of which none are issued or outstanding.

Common Stock includes 500,000,000 shares authorized at a par value of $0.0001, of which 10,000,000 have been issued for the amount of $1,000 in August 2013.

9. Required Cash Flow Disclosure for Interest and Taxes Paid:

The company has paid no amounts for federal income taxes and interest.

GREENPRO, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

10. Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

11. Income Taxes:

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. These net operating losses expire as the following: $32,899 at 2033.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used. The tax based net operating losses create tax benefits in the amount of $1,128 from inception through July 31, 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 2014 are as follows:

Deferred tax assets:
Federal net operating loss	$32,899
State net operating loss	-

Total Deferred Tax Asset	1,128
Less valuation allowance	(1,128)

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)

Effective income tax rate	0.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Prospectus dated September 8, 2014 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in the Prospectus. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements”. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Prospectus dated September 8, 2014in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Greenpro Inc, a development-stage company, incorporated in the State of Nevada on July 19, 2013, as a for-profit company with a fiscal year end of October 31. Our business and registered office is located at 9/F., Kam Chung Commercial Building, 19-21 Hennessy Road, Wanchai, Hong Kong. Our telephone number is (852) 3111-7718, fax number (852) 3111-7720, E-mail: admin@greenpro-inc.com.  Our website is: http://greenpro-inc.com/. Currently, the Company does not have any subsidiaries or entities that the Company controls. Currently, the Company does not have any customers.

We have not generated any revenues to date and our activities have been limited to developing our business plan and developing our system and website. We will not have the necessary capital to develop or execute our business plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms.

Greenpro intends to provide a range of services as a package solution (the “Package Solution”) to our future clients. It is our intention to develop a “Package Solution,” which will build a cloud solution into traditional accounting services. By using a Package Solution, we believe that our potential clients can reduce their business costs and improve their revenues.

Cloud Accounting Solution

Greenpro intends to develop a cloud accounting system, which can assist small business clients to manage their books and financial records. The cloud accounting system we intend to develop is a device related to book-keeping and accounting through an Internet based platform.  It is a program for organizational finance, which we anticipate will allow users to perform accounting-related functions such as making records of money received by a company, billing a company's clients, managing the inventory, and recording the financials through the cloud platform.

Aside from recording a company’s financial data, the cloud accounting system we expect to establish will be able to assist clients to create financial statements such as balance sheets, income statements and statements of cash flow. It is our belief that the cloud based system will enable potential clients to keep track of their income and expense, create invoices, manage bank accounts, and prepare monthly accounts for management’s review. The designed functions of this system will include reminding future clients to properly record assets or revenues for their businesses therefore assisting them to more effectively and economically prepare financial statements and monitor the financials of their businesses. We expect that potential clients could scale at the speed of their businesses, and expand their businesses into larger markets with the assistance of cloud accounting system.

Record Management Services

We intend to set up a cloud record management system to store our future clients’ business information so that the clients can have access to such information in a convenient way. It is important to establish a records management solution across the enterprises and we plan to offer general bookkeeping services to businesses. We intend to use a well-developed accounting software that is developed in accordance with the accounting principles in Hong Kong and compliant with tax legislation to deal with day-to-day accounts so that all bookkeeping records of a business are clear and accurate. In addition, we plan to provide a general ledger to a client as well as spreadsheet income statements, cash flow statements, and balance sheets. We anticipate that by using our record management solutions, our clients will be able to share and make decision quickly and effectively without wasting valuable resources and becoming more competitive.

Cross-Border Business Solution

Greenpro intends to provide a full range of cross-border services to potential clients, at a fixed monthly fee, to enable small to mid-sized businesses to conduct their business effectively. The service is called “Cross-Border Business Solution” as we intend to provide full packaged services to international entrepreneurs and other local clients. With growing competition and increasing economic sophistication, we believe more companies need strategies for cross-border mergers, restructurings, and other corporate matters. Our plan is to bundle the Cross Border Business Solution services with the cloud accounting solution. The services we intend to provide will cover the following:

●	Advising clients for company formation of in Hong Kong, U.S., British Virgin Island and other overseas jurisdictions
●	Setting up bank accounts with banks in Hong Kong to facilitate clients’ banking operations

●	Bank loan referrals
●	Company secretarial services

●	Applying business registration certificate with the Inland Revenue Department of Hong Kong
●	Providing corporate finance consulting services

●	Providing due diligence investigations and valuation of companies
●	Advising clients regarding debt and company restructuring

●	Providing liquidation, insolvency, bankruptcy and individual voluntary arrangement advice and assistance
●	Designing marketing strategy and promote the company's business, products and services

●	Providing financial and liquidity analysis
●	Setting up cloud invoicing system for clients

●	Liaising with capital funds for raising capitals
●	Setting up cloud inventory system to assist clients to record, maintain and control their inventories and knowing their inventory levels;

●	Setting up cloud accounting system to enable clients to keep track of their financials
●	Assisting client’s payroll matters operated in our cloud payroll system

●	Assisting clients in tax planning and arrangement for auditing on company's financial statements, preparing the tax computation and compiling with the filing of profits tax with the Inland Revenue Department of Hong Kong

Plan of Operation

We anticipate that the $500,000 we intend to raise pursuant to the offering pursuant to our Registration Statement on Form S-1 which was declared effective on September 5, 2014, (‘the Offering”) will be sufficient to design, develop, produce and deploy our business accounting system, cloud record management system, hire sales persons, IT personnel and professional accountants, and develop our client base. Efforts will be proportional to funds raised to achieve these results. Raising less than the $500,000 will decrease funds for software equipment and system development.

Our business plan and allocation of proceeds will vary to accommodate the amount of proceeds raised by the sale of securities and other financing efforts. The Use of Proceeds table shows an increase in funds allocated to each category under our business plan somewhat in proportion to the percentage of shares sold (whether 10%, 25%, 50% or 100%). Initially, we intend to interview system design/hosting service firms to assist in developing asystem and provide hosting services, but would not engage these service providers unless and until sufficient funds were raised. We intend to interview marketing and advertising agencies to assist in developing the marketing and advertising/promotional plans, but again would not engage these service providers unless and until sufficient funds were raised and the terms of the engagement would be dependent upon the amount of capital available. Initially, our officers will provide their office computer and office equipment at no cost, but as computer hardware and software needs increase (and funds are available), new equipment to meet the system design/hosting requirements will be acquired. However, we estimate that we will require as much as $500,000 in order to establish operations of a sufficient size and quality to ensure the competitiveness of our business and to generate significant revenues to support an office outside the directors’ existing office. Nevertheless, if our potential to raise capital appears exhausted, our management may decide to modify our business plan on a reduced scale and quality. A decision by management to implement our business plan on a reduced scale and quality may occur at any juncture during the early stages of our business development, whether we have raised 10%, 25%, 50% or 100% of the proceeds that we will be seeking to raise through the Offering.

During the 12 months following the completion of the Offering, we intend to implement our business and marketing plan. We estimate that a total of $228,000 will satisfy our basic, subsistence level cash requirements for 12 months after the Offering is completed. However, we will require as much as $500,000 in order to establish operations of a sufficient size and quality to ensure the competitiveness of our business and fully implement our business plan to develop the cloud accounting system. We may raise additional funds to pay for expenses associated with our development over the next 12 months.

During the next 12 months, we intend to establish our business accounting system and record management system. The system intends to be developed to provide an online cloud environment to our potential customers who intend to do cross border business from Malaysia and Hong Kong. The Company anticipates employing consultants to create these products from strategy, design, branding, content and software development. We anticipate that our potential customers will be loyal, use our system monthly, refer others and provide feedback and testimonials about how the cloud accounting system helps to monitor these potential clients’ information for their decision making purposes.

As of July 31, 2014, we had cash on hand of $42,659 and we have incurred a net loss of approximately $32,899 since inception.

We believe that it will cost approximately $500,000 to develop the cloud accounting system and record management system. These costs will include, rent, the purchase of equipment and system development cost. We also expect to obtain liability insurance once we begin the operation of our cloud accounting system. This will be part of the money allocated to working capital. There can be no assurance that will be able to secure financing, and if we are are unable to secure financing we will not be able to develop the cloud accounting system and record management system.

Over the next 12 months, we intend to pursue capital through public or private financing in order to finance our businesses activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered. The following table estimates our costs to develop cloud accounting system and record management system:

Use of Proceeds	Est. Budget
System Development Cost	$289,000
Software Tools and Equipment	77,000
Product Commercialize	45,000
Office Rental	32,000
Legal Counsel Fees for Public Company Reporting Requirements	20,000
Audit Fee	4,000
Brochures, Marketing and Promotion	25,000
Administration Fee	8,000

Total 12 Month Requirement	$500,000

Until we execute our business plan and begin to generate revenue we will have no source of revenue.

We have not yet begun the development of any of our anticipated service and even if we do secure adequate financing, there can be no assurance that our service will be accepted by the marketplace and that we will be able to generate revenues. Our management does not plan to hire any employees at this time. Our officers will be responsible for business plan development.

Results of Operation

As of July 31, 2014, we had no revenue. Expenses for the period from inception through July 31, 2014 total $32,899, including legal fees, auditing fees and other administrative costs resulting in a net loss.

Since inception and though July 31, 2014, we have sold 10,000,000 shares of common stock to our officers and directors for net proceeds of $1,000.

We have issued two 8% Convertible Promissory Notes for an aggregate proceeds of $82,500. The maturity date for the Notes is January 28, 2014 at 8% interest rate per annum. The Notes may be convertible to shares of the Company’s Common Stock at the holders’ election, at a conversion price of $.00825 per share. On May 6, 2014, Mr. Lee and the Company signed a Letter of Amendment to extend the maturity date of his Note to August 12, 2014. Also on May 6, 2014, Mr. Loke and the Company signed a Letter of Amendment to extend the maturity date of his Note to August 12, 2014.

Capital Resources and Liquidity

As of July 31, 2014 we had $42,659 in cash.

The following table summarizes total current assets, liabilities and working capital as of July 31, 2014

As of July 31, 2014
Current Assets	$52,451
Current Liabilities	$84,350
Working Capital Deficit	$(31,899)

As of July 31, 2014, we had total current assets of $52,451, consisting $42,659 of cash. We had current liabilities of $84,350. Accordingly, we had a working capital deficit of $31,899 as of July 31, 2014. The Company has yet to commence significant commercialization of its products, and recorded $0 of gross revenue as of July 31, 2014.

As of July 31, 2014, our current cash on hand is $42,659 which will be used to meet our current obligations.  The sale of the securities in the Offering will provide for vetting of the business plan to support pursuing investment capital.

As of the date of this Form 10Q, we had cash on hand of $46,697 and we estimate that the Company can maintain its basic operating requirements for approximately 3 months with the current cash assets.

Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion and development may require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

Recent Accounting Pronouncements

The Company has elected to use the extended transition period for complying with new or revised financial accounting standards available under Section 102(b)(2)(B) of the Act. Among other things, this means that the Company’s independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company’s internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation.  We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance and have a material impact on our financial statements.  Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are based on historical experience, management expectations for future performance, and other assumptions as appropriate flows. We re-evaluate estimates on an ongoing basis; therefore, actual results may vary from those estimates.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $32,899 as of July 31, 2014.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to the above, management will:

●	seek additional third party debt and/or equity financing;

●	continue with the implementation of the business plan;

●	increase revenue commercialization of the technology.

As of the date of this 10Q, we only have sufficient funds to proceed with basic company operations only. We may not have sufficient funds to fully implement our business plan and we may need to raise additional funding, of which there is no guarantee.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures : We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of July 31, 2014, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting : Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management's review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of July 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending July 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

You should be aware that there are various risks to an investment in our common stock. You should carefully consider these risk factors listed on our S-1 Registration statement which was declared effective by the SEC on September 5, 2014[conform to above], together with all of the other information included in this Report, before you decide to invest in shares of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

The above referenced issuances of the Company’s securities were not registered under the Securities Act of 1933, and we relied on exemptions pursuant to Regulation S promulgated under the Securities Act of 1933 for such issuance.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

32.2	Section 1350 Certification of principal executive officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPRO, INC.
(Name of Registrant)

Date: September 15, 2014

	By:	/s/ Lee Chong Kuang
	Title :	Chief Executive Officer, President, Director
(Principal Executive Officer)