Form 10-Q/A
period 2014-07-31
Greenpro, Inc.
filed 2014-11-19
CIK 1597846

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended July 31, 2014

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 10, 2014
Common Stock, $.0001 par value	20,000,000

Explanatory Note

The purpose of this Amendment No. 1 to Greenpro, Inc. (the “Company”) Quarterly Report on Form 10-Q/A for the period ended July 31, 2014 (“Form 10-Q”), initially filed with the Securities and Exchange Commission on September 15, 2014 is solely to amend the check box on the first page with regard to the shell status of the Company as defined by Rule 12b-2 of the Exchange Act from “no” to “yes.”

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPRO, INC.
(Name of Registrant)

Date: November 18, 2014
	By:	/s/ Lee Chong Kuang
Title : Chief Executive Officer, President, Director
(Principal Executive Officer)

3