Form 10-K
period 2014-10-31
Greenpro, Inc.
filed 2015-01-27
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 333-193565
GREENPRO, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-1146821
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 2201, 22/F., Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong	Tel: + (852) 3111 -7718
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of April 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $0.

As of January 27, 2015, the number of shares of the registrant’s common stock outstanding was 22,422,800.

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2014

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Greenpro” are references to Greenpro, Inc., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“HK” refers to the Hong Kong;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Introduction

Greenpro was incorporated on July 19, 2013 in the state of Nevada and is currently located in Hong Kong. We are a development stage company and have had limited business operations and generated minimal revenue since inception. We plan to provide cloud system resolution, financial consulting services and corporate accounting services to small and mid-size businesses located in Asia, with an initial focus on Hong Kong and Malaysia. Our website is at: http://www.greenpro.co. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”).

Our Services

We intend to provide a range of services as a package solution (the “Package Solution”) to our clients. It is our intention to develop the Package Solution, which will build the cloud solution into the traditional accounting services. By using the Package Solution, we believe that our potential clients can reduce their business costs and improve their revenues.

Cloud Accounting Solution

Greenpro intends to develop a cloud accounting system, which can assist small business clients to manage their books and financial records. The cloud accounting system we intend to develop is a device related to book-keeping and accounting through an Internet based platform.  It is a program for organizational finance, which we anticipate will allow users to perform accounting-related functions such as making records of money received by a company, billing a company's clients, managing the inventory, and recording the financial transactions through the cloud platform.

Besides recording a company’s financial data, the cloud accounting system we expect to establish will be able to assist clients to create the financial statements such as the balance sheets, the income statements and statements of cash flow. It is our belief that the cloud based system will enable the potential clients to keep track of their income and expense, create invoices, manage banking accounts, and prepare monthly accounts for management’s review. The designed functions of this system will include reminding the future clients to properly record assets or revenues for its business therefore assisting them to more effectively and economically prepare financial statements and monitor the financial performance of their businesses. We expect that the potential clients could scale at the speed of their businesses, and expand their businesses into larger markets with the assistance of cloud accounting system.

Cross-Border Business Solution

Greenpro provides a full range of cross-border services to clients, at a fixed monthly fee, to enable small to mid-sized businesses to do their business effectively and generated revenue from such service. The service is called “Cross-Border Business Solution” as we provide full packaged services to international entrepreneurs and other local clients. With growing competition and increasing economic sophistication, we believe more companies need strategies for cross-border mergers, restructuring, and other corporate matters. Our plan is to bundle the Cross Border Business Solution services with the cloud accounting solution. The services we provide cover the following:

●	Advising clients for company formation of in Hong Kong, U.S., British Virgin Island and other overseas jurisdictions
●	Setting up bank accounts with banks in Hong Kong to facilitate clients’ banking operations
●	Bank loan referrals
●	Company secretarial services
●	Applying business registration certificate with the Inland Revenue Department of Hong Kong
●	Providing corporate finance consulting services
●	Providing due diligence investigations and valuation of companies
●	Advising clients regarding debt and company restructuring
●	Providing liquidation, insolvency, bankruptcy and individual voluntary arrangement advice and assistance
●	Designing marketing strategy and promote the company's business, products and services
●	Providing financial and liquidity analysis
●	Setting up cloud invoicing system for clients
●	Liaising with capital funds for raising capitals
●	Setting up cloud inventory system to assist clients to record, maintain and control their inventories and knowing their inventory levels
●	Setting up cloud accounting system to enable clients to keep track of their financial performance
●	Assisting client’s payroll matters operated in our cloud payroll system
●	Assisting clients in tax planning and arrangement for auditing on company's financial statements, preparing the tax computation and compiling with the filing of profits tax with the Inland Revenue Department of Hong Kong

Record Management Services

We intend to set up cloud record management system to store our future clients’ business information so that the clients can access to such information in a convenient way. It is important to establish a records management solution across the enterprises and we plan to offer general bookkeeping services to businesses. We intend to use a well-developed accounting software that is developed in accordance with the accounting principles in Hong Kong and compliant with tax legislation to deal with day-to-day accounts so that all bookkeeping records of a business are clear and accurate. In addition, we plan to provide a general ledger to a client as well as spreadsheet, income statements, cash flow statements, and balance sheets. We anticipate that by using our record management solutions, our clients will be able to share and make decision quickly and effectively without wasting valuable resources and becoming more competitive.

Accounting Outsourcing Services

Greenpro plans to build up its network with professional firms from Hong Kong, Malaysia and Singapore, which we believe will provide services covering company secretarial, business centers and virtual offices, book-keeping, tax compliance and planning, audit arrangement, payroll management, business valuation, and wealth management. We anticipate our clients can utilize these resources to outsource part of their management function to the business firms through our introduction.

We target to serve international clients with the assistance of the professional firms that we will liaise with to handle their book-keeping, payroll, company secretarial and tax compliance services. We believe that the accounting outsourcing service arrangement will provide them with our expertise and knowledge required to manage and operate their businesses.

The auditing firms we plan to develop relationship with will provide general accounting services for a business and evaluation of the finances of a business and also advice on financial issues or problems a business may be experiencing.

We also plan to engage with strategic partners which will assist us in accounting outsourcing services, including Netiquette Software, Xero, Feng Office, and Falcon Certified Public Accountants.

Our Service Rates

There are two types of fees we will charge based on the services described above. One is project-based fees, where we will charge 10% -20% of the revenues of the projects that are completed by assistance of our services. Such projects include the merger & acquisition projects, the contract compliance projects, and the business planning projects. Another type of fee is a flat rate fee or fixed fee where our professionals provides expertise to our clients and charge the fees based on the estimation of complexity of the project. For example, for the cross-border business solution, we plan to charge our client a monthly fixed fee.

Sales and Marketing

We plan to deploy three strategies to accomplish our goal in marketing the brand of Greenpro: leadership, market segmentation, and sales management process development.

●	Building Brand Image: Greenpro’s marketing efforts will focus on building the image of our extensive knowledge and expertise of our professionals and expertise. We intend to conduct the market campaign through media visibility, webinars, and the creation of a wide variety of white papers, newsletters, books, and other information offerings to build the image of our professional services.

●	Market segmentation: We plan to devote our marketing resources to the highly measurable and high return on investment tactics that specifically target those industries and areas where Greenpro has particularly deep experience. These efforts typically involve local, regional or national trade show and event sponsorships, targeted direct mail, email, and telemarketing campaigns, and practice and industry specific micro-sites, newsletters, etc. in the Asia region.

●	Social Media: We plan to begin a social media campaign utilizing blogs, twitter, Facebook, and LinkedIn after we secure the financings. A targeted campaign will be made to the following groups of clients: law firms, auditing firms, consulting firms, small to mid-size enterprise in different industries, including biotechnologies, intellectual property, and real estate.

Market Opportunities

It is our intention to assist our potential clients at lower costs to prepare their financial statements and to provide security for such financial information since the data is stored on the cloud. We anticipate a market with growing needs in East Asia. Today there are increasing needs for enterprises in different industries to maximize their performances with cost effective methods. We believe our services will create numerous competitive advantages for our potential clients. With the support from Greenpro, our future clients can focus on developing their businesses and expanding their own client portfolio.

We believe the main drives for the growth of Greenpro business are the products and services together with the resources such as office network, professional staff members, and operation tools to make the advisory and consulting market competitive.

Customers

Starting from September 2014, the Company has generated minimal revenue from three clients in Hong Kong under the ordinary course of business of Greenpro. The revenue generated relates to our  assistance on the clients’ company formation and secretary services.

We currently provide professional business services to small to mid-size companies in various industries. We also plan to serve as support to professional service providers such as auditing firms and law firms. We also provide various professional services to our clients and enable them to focus their resources on their own operational competencies. Depending on a client’s size and capabilities, it has the option to choose to utilize one, some or many of the diverse and integrated services to be offered by Greenpro. Our service will seek to cover the traditional accounting services bundled with cloud accounting solution together with business consulting and advisory. We target to focus on develop our client base in Hong Kong and Malaysia.

Competition

The services we will provide include the cloud accounting solutions, cross-border business solution, record management services, and accounting outsourcing services and these services will be offered as a Package Solution. The Package Solution we will provide bundles the cloud solution into the traditional accounting services, thus enabling us to serve the business entrepreneur in a wider market environment. The advantages for using the Package Solution we intend to offer are business support for potential customers at any time, in anywhere and with any devices. We anticipate the Package Solution will create competitive advantages, such as reducing costs and improving revenue for our potential customer.

In view of our Packaged Solution, we do not foresee intense competition except those small services providers from Cornerstone Management Group in Hong Kong, CST Tax Advisor based in Singapore and Maceda Valencia & Co based in Philippines.

Government Regulation

We intend to provide our Package Solution initially in Hong Kong and Malaysia, which regions both welcome outsourcing support services and they are the central and regional markets for many customers doing cross border businesses in Asia. We plan to target those customers from Asia doing international business and plan to provide the Package Solution to meet their needs. Our planned Packaged Solution will be structured in Hong Kong for customers and we plan to outsource to the lower cost country like Malaysia which encourages and welcomes the outsourcing services.

The following regulations are the applicable laws and regulation we anticipate to comply:

Our website is maintained through the server in Hong Kong. Therefore, the data usage policy and regular terms of service by our potential customers have to comply with the rules and regulations of Hong Kong SAR. As the information of our potential customers is preserved in Hong Kong, we will need to comply with the Hong Kong Personal Data (Privacy) Ordinance (Cap 486).

In Malaysia, the related regulations are Computer Crime Act 1997 and The Copyright (Amendment) Act 1997. We realize it is an issue of censorship in Malaysia. But we believe this issue will not impact our businesses because the censorship focus on media controls and does not relate to cloud based technology we plan to use.

Employees

As of the date of this Annual Report, we had four employees, including our Chief Executive Officer and Chief Financial Officer and two staffs for administration and operation.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available via the Company’s website at http://www.greenpro.co when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C.  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Principal Executive Offices

Our principal executive office is currently located at Suite 2201, 22/F, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong. Our principal telephone number at such location is + (852) 3111 -7718.

ITEM 1A. RISK FACTORS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 2. PROPERTIES

The Company currently does not own any properties. Our principal executive office is located at Suite 2201, 22/F, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong. The Company leases the office under a two year operating lease expired on August 31, 2016 that provides for monthly payments of approximately $9,257. The Company believes that such office space will be sufficient for its current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  There are currently no legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is eligible to be quoted on the OTC Pink Marketplace (“OTC Pink”) under the ticker symbol GRNQ. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. We cannot assure you that there will be a market for our common stock in the future.

OTC Pink securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

Holders

As of October 31, 2014, we had 22,422,800 shares of our Common Stock par value, $.0001 issued and outstanding. There were approximately 52 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18 Lafayette Place, Woodmere, NY 11598, telephone number is 212-828-8436.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

On August 31, 2014, the Company issued 5,000,000 shares of Common Stock at a conversion price of $0.00825 per share to our Chief Executive Officer, Lee Chong Kuang and 5,000,000 shares of Common Stock to our Chief Financial Officer, Loke Che Chan, Gilbert at the conversion price of $0.00825 per share for conversion of two 8% Convertible Promissory Notes held by Mr. Lee and Mr. Loke.

As of September 23, 2014, we entered into Subscription Agreements with three investors and sold an aggregate amount of 422,800 shares of Common Stock of the Company for a total of $105,700.

The above issuances of the common stock were exempt from registration under the Securities Act pursuant to Section 4(2) or Regulation S promulgated thereunder.

Except as aforementioned, all unregistered sales of the Company’s securities have been disclosed on the Company’s current reports on Form 8-K and the Company’s quarterly reports on Form 10-Q.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended October 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c)  anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Overview

Greenpro was incorporated on July 19, 2013 in the state of Nevada and is currently located in Hong Kong. We are a development stage company and have minimal business operations and revenues since inception. We plan to provide cloud system resolution, financial consulting service and corporate advisory services for small and mid-size businesses located in Asia, with an initial focus on Hong Kong and Malaysia. The range of services we will provide covers cloud accounting solutions, cross-border business solutions, record management services, and accounting outsourcing services. Our website is at: http://www.greenpro.co.

As of October 31, 2013 and October 31, 2014, our accumulated deficits were $22,295 and $128,638, respectively. Our stockholders’ equity (deficiency) was ($21,295) and $560,562, respectively. We have so far generated $3,613 in revenue. Our losses were principally attributed to operating expenses, administrative and other operating expenses.

Results of Operations

For the year ended October 31, 2014 compared with the year ended October 31, 2013.

Gross Revenues

The Company generated revenue of $3,613 during the year ended October 31, 2014 as compared to revenue of $NIL for the year ended October 31, 2013. The revenue generated relates to services provided for formation of Hong Kong companies and secretary services.

Operating Expenses

General and administrative expenses for the year ended October 31, 2014 amounted to $108,833 as compared to $22,295 for the year ended October 31, 2013. The expenses for the year ended October 31, 2014 were primarily consisted of $40,000 for directors’ remuneration, $21,000 for retainer fee, $21,000 for legal services, $13,600 for office rent and related expenses, and $6,960 for loan interest from convertible notes. The reason for the increase in general and administrative expenses is due to the commencement of business operations since September 2014.

Net Loss

The net loss for the year was $106,343 for the year ended October 31, 2014 as compared to $22,295 for the year ended October 31, 2013. The reasons for sustaining a net loss for the year 2014 was due to the commencement and development of the business such as office rental and staff employment. Furthermore, the reason for the loss was due to minimal revenue being generated for the year of 2014.

Liquidity and Capital Resources

As of October 31, 2014 we had working capital surplus of $546,785 consisting of cash on hand of $507,934 as compared to working capital deficit of $21,295 and our cash of $61,205 as of October 31, 2013.

Net cash used in operating activities for the year ended October 31, 2014 was $227,460 as compared to net cash provided by operating activities of $60,205 for the year ended October 31, 2013. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

Net cash used in investing activities for the year ended October 31, 2014 was $14,011 as compared to net cash provided by investing activities of $NIL for the year ended October 31, 2013. The cash used in investing activities were for the purchases of office equipment.

Net cash provided by financing activities for the year ended October 31, 2014 was $688,200 as compared to $1,000 for the year ended October 31, 2013. The cash provided by financing activities are from contribution of capital.

The revenues, if any, generated from our current business operations alone may not be sufficient to fund our operations or planned growth. We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation and the fair value of our stock, stock-based compensation, debt discount and the valuation allowance relating to the Company’s deferred tax assets.

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to the Financial Statements included in this Report for information related to new accounting pronouncement, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our financial statements.

Going Concern

Not applicable.

Off-Balance Sheet Arrangements

As of October 31, 2014, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1.The Company’s balance sheets as of October 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Weld Asia Associates is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of October 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of October 31, 2014:

(1)	Lack of internal audit function. The Company failed to disclose the closing of private placement of its Common Stock (“Private Placement”) as of September 23, 2014. Management believes that the foregoing is due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CEO was not effective, therefore resulting in the delay of recording and reporting.

(2)	No Segregation of Duties Ineffective controls over financial reporting: In addition, the Company did not disclose the Private Placement in its current reports or quarterly report filed with the SEC in a timely manner. As of October 31, 2014, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

(3)	Lack of a functioning audit committee: Due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, and no audit committee has been elected, the oversight in the establishment and monitoring of required internal controls and procedures is inadequate.

(4)	Written Policies & Procedures: Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO. However, management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

(1)	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

(2)	We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

(3)	We intend to add financial personnel to our management team. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities.

(4)	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2015. Additionally, we plan to test our updated controls and remediate our deficiencies in year 2015.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Lee Chong Kuang	42	President, Chief Executive Officer, Director
Loke Che Chan, Gilbert	59	Chief Financial Officer, Secretary, Treasurer, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Lee Chong Kuang

Mr. Lee has more than 20 year-experience in auditing services and has been serving as our Chief Executive Officer, President and director since July 19, 2013. He started his professional career with Siva Tan & Co., a Chartered Accountant firm in Malaysia from 1995 to 1997. He worked at K. Y. Ho & Co, Chartered Accountants from 1997 to 2000.

Being a qualified member of the ACCA and Malaysia Institute of Accountants, Mr. Lee earned his professional qualification from the Hong Kong Institute of Certified Public Accountants and extended his professional services covering accounting, tax, corporate structuring planning with special focus in cross-border client nature, in addition to his accounting software businesses. Mr. Lee established the Cross Border Business Association (CBBA) – a NGO (Non-Government Organization) established under Hong Kong Society Act - to provide information and professional advice in Cross Border Business for its investment members. For the Cross Border Investment especially in the mining resources companies which are growing fast since 2011, Mr. Lee continue to support its clients by using cloud platform to strengthen its clientele through the use of technology advancement and models such as SaaS, PaaS, etc., for accounting and management solution purposes.

Mr. Lee is currently a director of Asia UBS Global Ltd, a Hong Kong company, which he founded in 2003. He serves as director, Chief Financial Officer and Treasurer of Odenza Corp. since February 4, 2013. He serves as the Chief Financial Officer and director of Moxian Corporation since October 5, 2012.

Mr. Lee’s extensive experience in financial industry as well as his accounting background has led the Board of Director to reach a conclusion that he should serve as a Director of the Company.

Loke Che Chan, Gilbert

Mr. Loke is an experienced accountant with more than 32-year experience and has been serving as our Chief Financial Officer, Secretary, Treasurer and director since July 19, 2013. He was trained and qualified with Hacker Young, Chartered Accountants, one of the large accounting firms based in London, England between 1980 and 1988. His extensive experience in auditing, accounting, taxation, SOX compliance and corporate listing has prompted him to specialize in corporate advisory, risk management and internal controls serving those small medium-sized enterprises.

Mr. Loke worked as an independent non-executive director of ZMay Holdings Limited, a public company listed on the Hong Kong Stock Exchange from January 2008 to July 2008, and Chief Financial Officer for Asia Properties Inc. from January 2013 to September 2013 and Sino Bioenergy Inc., with both companies listed on the OTC Markets in USA from 2011 to 2012. Mr. Loke serves as the Chief Executive Officer and director of Greenpro Resources Corporation since October 16, 2012. Mr. Loke is also a director of Moxian Corporation since October 5, 2012.

Mr. Loke earned his degree of MBA from Bulacan State University, Philippines, and earned his professional accountancy qualifications from the ACCA, AIA and HKICPA. He also earned other professional qualifications from the HKICS, ICSA as Chartered Secretary, FPAM - Malaysia as Certified Financial Planner and ATIHK as tax adviser in Hong Kong.

The Board of Director reached a conclusion that Mr. Loke should serve as a Director of the Company based on his extensive experience in accounting and financial business.

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms.  Any non-employee director of the Company or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board and any committee of the board of directors although no such committee has been established.

Each officer is appointed by the board of directors and holds his office at the pleasure and discretion of the board of directors or until his earlier resignation, removal or death.

There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  We do not have majority of independent directors.

Committees of the Company’s Board of Directors

Because our board of directors currently consists of two members, we do not have a standing nominating, compensation or audit committee.  Rather, our full board of directors performs the functions of these committees. Also, we do not have a “financial expert” on our board of directors as that term is defined by Item 401(e)(2) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the Board of Directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees. In considering candidates for membership on the Board of Directors, the Board of Directors will take into consideration the needs of the Board of Directors and the candidate's qualifications. The Board of Directors will request such information as:

●	The name and address of the proposed candidate;

●	The proposed candidates resume or a listing of his or her qualifications to be a director of the Company;

●	A description of any relationship that could affect such person's qualifying as an independent director, including identifying all other public company board and committee memberships;

●	A confirmation of such person's willingness to serve as a director if selected by the Board of Directors; and

●	Any information about the proposed candidate that would, under the federal proxy rules, be required to be included in the Company's proxy statement if such person were a nominee.

Once a person has been identified by the Board of Directors as a potential candidate, the Board of Directors may collect and review publicly available information regarding the person to assess whether the person should be considered further. Generally, if the person expresses a willingness to be considered and to serve on the Board of Directors and the Board of Directors believes that the candidate has the potential to be a good candidate, the Board of Directors would seek to gather information from or about the candidate, including through one or more interviews as appropriate and review his or her accomplishments and qualifications generally, including in light of any other candidates that the Board of Directors may be considering. The Board of Director's evaluation process does not vary based on whether the candidate is recommended by a shareholder.

The Board of Directors will, from time to time, seek to identify potential candidates for director nominees and will consider potential candidates proposed by the Board of Directors and by management of the Company.

Meetings of the Board of Directors

During its fiscal year ended October 31, 2014, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the chief executive officer and chairman roles is driven by the needs of the Company at any point in time.  Currently, Mr. Lee Chong Kuang serves as the Chief Executive Officer of the Company as well as a director of our Board, and Mr. Loke Che Chan, Gilbert serves as the Chief Financial Officer as well as a director of our board.  We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure.  This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for our last two completed fiscal years in all capacities for the accounts of our executives:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lee Chong Kuang	2013	-	-	-	-	-	-	-
Chief Executive Officer, President	2014	20,000	-	-	-	-	-	20,000

Loke Che Chan, Gilbert	2013	-	-	-	-	-	-	-
Chief Financial Officer, Secretary, Treasurer	2014	20,000	-	-	-	-	-	20,000

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through October 31, 2014.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending October 31, 2014 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan ( “LTIP” ) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Employment Agreements

There are no employment agreements with our executive officers.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

Neither our officers and directors nor any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the last two fiscal year end.

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lee Chong Kuang	2013	-	-	-	-	-	-	-
Director	2014	-	-	-	-	-	-	-

Loke Che Chan, Gilbert	2013	-	-	-	-	-	-	-
Director	2014	-	-	-	-	-	-	-

At this time, we do not have any compensatory arrangements with any of our directors. If there is sufficient cash flow available from our future operations, we may enter into employment agreements with our directors or future key staff members.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the date herein by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock and (ii) by the directors and executive officers of the Company. The person or company named in the table has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class
Common Stock	Lee Chong Kuang D-6-3A, D’Alamanda Pudu Impian IV No.2, Jalan Pudu Ulu, 56100 Kuala Lumpur, Malaysia	10,000,000	44.6%

Common Stock	Loke Che Chan, Gilbert 7A Lechler Court, 97 High Street Sai Ying Pun, Hong Kong	10,000,000	44.6%

Common Stock	All of the officers and directors as a group.	20,000,000	89.2%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (22,422,800 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 22,422,800 as of the date of this Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as set forth below, we have not been a party to any transaction since October 1, 2012, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company.

On August 31, 2014, the Company issued 10,000,000 shares of Common Stock, including:

(1)	An aggregate of 5,000,000 shares of Common Stock to Lee Chong Kuang upon conversion of the 8% convertible note that Lee Chong Kuang held;

(2)	An aggregate of 5,000,000 shares of Common Stock to Loke Che Chan, Gilbert upon conversion of the 8% convertible note that Loke Che Chan, Gilbert held.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Weld Asia Associates, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2014	2013

Audit fees	$2500	$1,000
Audit-related fees	-	-
Tax fees	$-	$-
All other fees	-	-

Total	$2,500	$1,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Weld Asia Associates was compatible with the maintenance of the firm’s independence in the conduct of its audits.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Greenpro, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F – 1

FINANCIAL STATEMENTS

Balance Sheets as of October 31, 2014 and October 31, 2013	F – 2

Statements of Operations for the year ended October 31, 2014, and October 31, 2013	F – 3

Statements of Changes in Stockholders’ Equity for the year ended October 31, 2014	F – 4

Statements of Cash Flows for the year ended October 31, 2014, and October 31, 2013	F – 5

NOTES TO FINANCIAL STATEMENTS	F- 6 to F - 9

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description

3.1	Articles of Incorporation of the Company filed on July 19, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2014).

3.2	Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2014).

4.1	Specimen Stock Certificate of Common Stock of Greenpro, Inc. (incorporated by reference herein to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2014).

4.2	Form of Convertible Promissory Note (incorporated by reference herein to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2014).

10.1	Form of Subscription Agreement for the aggregate offering of 2,000,000 shares of common stock (incorporated by reference herein to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2014).

10.2	Form of Subscription Agreement, dated September 23, 2014.*

10.3	Form of Securities Purchase Agreement (incorporated by reference herein to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2014).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith.

**	Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

WELD ASIA ASSOCIATES (AF2026)

(Registered with US PCAOB and Malaysia MIA)

13-8, The Boulevard Office, Mid Valley City,

Lingkaran Syed Putra, 59200 Kuala Lumpur, Malaysia.

T     : (603) 2284 5126 ; (603) 2284 6126

F     : (603) 2284 7126

E     : info@weldasia.com

W   : www.weldasia.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GREENPRO, INC.

(A Development Stage Entity)

We have audited the accompanying balance sheets of GREENPRO, INC. (A Development Stage Entity) as of October 31, 2014 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended October 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GREENPRO, INC. as of October 31, 2014 and the results of its operations and its cash flows for the year ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES

Date: January 23, 2015
Kuala Lumpur, Malaysia

GREENPRO, INC.

(a development stage company)

BALANCE SHEETS

	October 31, 2014	October 31, 2013

ASSETS
NON-CURRENT ASSETS
Property and equipment	$14,011	$-
Less: Accumulated depreciation	(234)	-
	13,777	-

CURRENT ASSETS
Prepaid Expenses	$48,738	$-
Cash	507,934	61,205
Total Current Assets	556,672	61,205

TOTAL ASSETS	$570,449	$61,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loan from Related Parties	$-	$82,500
Accrued Expenses	9,887	-
Total Current Liabilities	9,887	82,500

TOTAL LIABILITIES	9,887	82,500

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 100,000,000 None issued and Outstanding	-	-
Common stock – Par value $0.0001; Authorized: 500,000,000 Issued and Outstanding: 22,422,800	2,242	1,000
Additional paid-in capital	686,958	-
Accumulated deficit	(128,638)	(22,295)
TOTAL STOCKHOLDERS’ EQUITY	560,562	(21,295)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$570,449	$61,205

The accompanying notes are an integral part of these financial statements.

GREENPRO, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

	For the year ended October 31, 2014	From Inception to October 31, 2013

REVENUE	$3,613	$-

COST OF SERVICES	1,123	-

GROSS PROFIT	2,490	-

GENERAL AND ADMINISTRATIVE EXPENSES	108,833	22,295

LOSS BEFORE INCOME TAXES	(106,343)	(22,295)

INCOME TAXES	-	-

NET LOSS	$(106,343)	$(22,295)

Net loss per share, basic and diluted:	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted:	22,422,800	10,000,000

The accompanying notes are an integral part of these financial statements.

GREENPRO, INC.

(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance - October 31, 2013	10,000,000	$1,000	$-	$(22,295)	$(21,295)
Convertible notes exercised at a price of $0.00825 per share	10,000,000	1,000	81,500	-	82,500
Subscriptions received under initial public offering at $0.25 per share	2,000,000	200	499,800	-	500,000
Subscriptions received under private placements at $0.25 per share	422,800	42	105,658	-	105,700
Net Income (Loss) for the year	-	-	-	(106,343)	(106,343)
Balance – October 31, 2014	22,422,800	$2,242	$686,958	$(128,638)	$560,562

The accompanying notes are an integral part of these financial statements.

GREENPRO, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

	For the year ended	From Inception to
	October 31, 2014	October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(106,343)	$(22,295)
Depreciation expenses	234	-
(Decrease) Increase in loan from related parties	(82,500)	82,500
Increase in accrued expenses	9,887	-
Increase in prepayments and deposits	(48,738)	-
Net cash flows provided by (used in) operating activities	(227,640)	60,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14,011)	-
Net cash flows provided by (used in) investing activities	(14,011)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital	688,200	1,000
Net cash flows provided by (used in) financing activities	688,200	1,000

CASH RECONCILIATION

Net increase in cash	446,729	61,205
Cash, beginning of period	61,205	-

CASH BALANCE – END OF YEAR	$507,934	$61,205

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

GREENPRO, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Basis of Accounting:

The Company's financial statements are prepared in accordance with U.S. generally accepted accounting principles.

Cash and Cash Equivalents:

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Property and equipment:

Property, plant and equipment are recorded at cost less accumulated depreciation. Maintenance, repairs and minor renewals are expensed as incurred; major renewals and improvements that extend the lives or increase the capacity of plant assets are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the reporting period of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets after taking into account their respective estimated residual value.

The estimated useful life of the furniture and fixtures are 5 years.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

Basic and Diluted Loss per Share:

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighing them by the amount of time that they were outstanding. Basic and diluted loss per share is the same, as inclusion of common stock equivalents would be anti-dilutive.

GREENPRO, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 since the quarter ended July 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

Use of Estimates and Assumptions:

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following

	October 31, 2014	October 31, 2013
Furniture and fixtures	$14,011	$-
Less: Accumulated depreciation	234	-
	$13,777	$-

Depreciation expense for the year ended October 31, 2014 amounted to $234.

GREENPRO, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company sold a total of 10,000,000 shares of our Common Stock to our officers at $0.0001 per share for aggregate proceeds of $1,000 in August 2013.

In August 2013, the Company issued two 8% Convertible Promissory Notes (the “Notes”) to our Chief Executive Officer, Lee Chong Kuang and our Chief Financial Officer, Loke Che Chan, Gilbert (the “Holders”), in the principal amount of $41,250 for each Note, pursuant to certain Securities Purchase Agreements dated August 12, 2013. The Notes may be convertible to the Company’s Common Stock at the Holders’ election at a conversion price of $.00825 per share. The maturity date for the Notes has been extended to 31 August 2014 at 8% interest rate per annum. On May 6, 2014, Mr. Lee and Mr. Loke and the Company signed the Letter of Amendment to extend the maturity date of both Notes to August 31, 2014.

On August 31, 2014, the maturity date of the Notes, the Holders elected to convert $41,250 of the principle sum of the Note into 5,000,000 shares of common stock of the Company for each Note.

NOTE 5 – PREFERRED STOCK

Preferred stock includes 100,000,000 shares authorized at a par value of $0.0001, of which none are issued or outstanding.

NOTE 6 – COMMON STOCK

Common Stock includes 500,000,000 shares authorized at a par value of $0.0001, of which 10,000,000 have been issued for the amount of $1,000 in August 2013 and 12,422,800 have been issued for the amount of $688,200 during the year ended October 31, 2014.

On August 31, 2014, the Company issued 10,000,000 common shares at a conversion price of $0.00825 per share to our Chief Executive Officer, Lee Chong Kuang and our Chief Financial Officer, Loke Che Chan, Gilbert for conversion of two 8% Convertible Promissory Notes.

On September 23, 2014, the Company completed a public offering whereby it sold 2,000,000 common shares at $0.25 per share for total gross proceeds of $500,000; and the Company also completed a private placement where it totally issued 422,800 common shares at $0.25 per share to three investors for $105,700 pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

There were no stock options, warrants or other potentially dilutive securities outstanding as at October 31, 2014.

At October 31, 2014, there are 22,422,800 shares of common stock issued and outstanding.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases its office at Suite 2201, 22/F., Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong under a two year operating lease expiring on August 31, 2016 that provides for monthly payments of approximately $9,257. During the year ended October 31, 2014, lease expense totaled up to $10,068.

GREENPRO, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. These net operating losses expire as the following: $106,343 at 2034.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used. The tax based net operating losses create tax benefits in the amount of $3,646 for the year ended October 31, 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of October 31, 2014 are as follows:

Deferred tax assets:
Federal net operating loss	$106,343
State net operating loss	-

Total Deferred Tax Asset	3,646
Less: valuation allowance	(3,646)

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)
Effective income tax rate	0.0%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 2015	GREENPRO, INC.

	By:	/s/ Lee Chong Kuang
Lee Chong Kuang Chief Executive Officer

Date: January 27, 2015	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lee Chong Kuang	Date: January 27, 2015
Lee Chong Kuang
Chief Executive Officer and Director

/s/ Loke Che Chan, Gilbert	Date: January 27, 2015
Loke Che Chan, Gilbert
Chief Financial Officer and Director

19