Form 10-Q
period 2015-01-31
Greenpro, Inc.
filed 2015-02-13
CIK 1597846

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended January 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2015
Common Stock, $.0001 par value	22,422,800

PART I -- FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

GREENPRO, INC.

(a development stage company)

BALANCE SHEETS

(Unaudited)

	January 31, 2015	October 31, 2014
	(Unaudited)	(Audited)
ASSETS
NON-CURRENT ASSETS
Property and equipment (Note 3)	$33,222	$14,011
Less: Accumulated depreciation	(1,254)	(234)
	31,968	13,777

CURRENT ASSETS
Prepayments and other receivables	$813,992	$48,738
Cash	940,108	507,934
Total Current Assets	1,754,100	556,672

TOTAL ASSETS	$1,786,068	$570,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loan from Shareholders (Note 4)	$1,300,000	$-
Accrued Expenses	6,461	9,887
Total Current Liabilities	1,306,461	9,887

TOTAL LIABILITIES	1,306,461	9,887

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 100,000,000 None issued and Outstanding
(Note 5)	-	-
Common stock – Par value $0.0001; Authorized: 500,000,000 Issued and Outstanding: 22,422,800 (Note 6)	2,242	2,242
Additional paid-in capital	686,958	686,958
Accumulated deficit	(209,593)	(128,638)
TOTAL STOCKHOLDERS’ EQUITY	479,607	560,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,786,068	$570,449

The accompanying notes are an integral part of these interim financial statements.

GREENPRO, INC.

(a development stage company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014
	(Unaudited)	(Audited)

REVENUE	$33,000	$-

COST OF SERVICES	-	-

GROSS PROFIT	33,000	-

GENERAL AND ADMINISTRATIVE EXPENSES	113,955	4,806

LOSS BEFORE INCOME TAXES	(80,955)	(4,806)

INCOME TAXES	-	-

NET LOSS	$(80,955)	$(4,806)

Net loss per share, basic and diluted:	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted:	22,422,800	10,000,000

The accompanying notes are an integral part of these interim financial statements.

GREENPRO, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	January 31, 2015	January 31, 2014
	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(80,955)	$(4,806)
Depreciation expenses	1,020	-
Increase in loan from shareholders	1,300,000	-
Increase (Decrease) in accrued expenses	(3,426)	1,216
Increase in prepayments and other receivables	(765,254)	-
Net cash flows provided by (used in) operating activities	451,385	(3,590)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,211)	-
Net cash flows provided by (used in) investing activities	(19,211)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
None	-	-
Net cash flows provided by (used in) financing activities	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	432,174	(3,590)
Cash, beginning of period	507,934	61,205

CASH BALANCE – END OF YEAR	$940,108	$57,615

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these interim financial statements.

GREENPRO, INC.

(a development stage company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Greenpro, Inc. (“Greenpro”) was incorporated on July 19, 2013 in the state of Nevada. Greenpro locates in Hong Kong. It provides cloud system resolution and financial consulting service for small and mid-size businesses located in East Asia, with a focus in Hong Kong and Malaysia. Greenpro’s comprehensive range of services cover cloud accounting solutions, cross-border business solutions, record management services, and accounting outsourcing services.

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

Basis of Presentation:

These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015.

For further information, refer to the financial statements and notes thereto included on the Company’s Annual Report on Form 10-K for the year ended October 31, 2014.

The Company has adopted its fiscal year end of October 31.

Basis of Accounting:

The Company's financial statements are prepared in accordance with U.S. generally accepted accounting principles.

Cash and Cash Equivalents:

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Revenue Recognition:

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

GREENPRO, INC.

(a development stage company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

The estimated useful lives of the assets are as follows:

Estimated Useful Lives
Furniture and fixtures	5 years
Software development	5 years

Recently Issued Accounting Pronouncements:

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

GREENPRO, INC.

(a development stage company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	(Unaudited)
	January 31, 2015	October 31, 2014
Furniture and fixtures	$14,011	$14,011
Software development	19,211	-
Total property and equipment	33,222	14,011
Less: Accumulated depreciation	(1,254)	(234)
	$31,968	$13,777

Depreciation expense was $1,254 and $234 for the three months ended January 31, 2015 and for the year ended October 31, 2014 respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company sold a total of 10,000,000 shares of our common stock, par value $.0001 per share (“Common Stock”) to our officers at $0.0001 per share for aggregate proceeds of $1,000 in August 2013.

In August 2013, the Company issued two 8% Convertible Promissory Notes (each, a “Note,” collectively, the “Notes”) to our Chief Executive Officer, Lee Chong Kuang and our Chief Financial Officer, Loke Che Chan, Gilbert (the “Holders”), in the principal amount of $41,250 for each Note, pursuant to certain Securities Purchase Agreements dated August 12, 2013. The Notes may be convertible to the Company’s Common Stock at the Holders’ election conversion price of $.00825 per share. The maturity date for the Notes has been extended to 31 August 2014 at 8% interest rate per annum. On May 6, 2014, Mr. Lee and Mr. Loke and the Company signed the Letter of Amendment to extend the maturity date of both Notes to August 31, 2014.

On August 31, 2014, the maturity date of the Notes, the Holders elected to convert $41,250 of the principle sum of the Note into 5,000,000 shares of Common Stock of the Company for each note.

NOTE 5 – PREFERRED STOCK

Preferred stock includes 100,000,000 shares authorized at a par value of $0.0001, of which none are issued or outstanding.

 GREENPRO, INC.

(a development stage company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – COMMON STOCK

Common Stock includes 500,000,000 shares authorized at a par value of $0.0001, of which 10,000,000 have been issued for the amount of $1,000 in August 2013 and 12,422,800 have been issued for the amount of $688,200 during the year ended October 31, 2014.

On August 31, 2014, the Company issued 10,000,000 shares of Common Stock at a conversion price of $0.00825 per share to our Chief Executive Officer, Lee Chong Kuang and our Chief Financial Officer, Loke Che Chan, Gilbert for conversion of two 8% Convertible Promissory Notes.

On September 23, 2014, the Company completed a public offering whereby it sold 2,000,000 shares of Common Stock at $0.25 per share for total gross proceeds of $500,000; and the Company also completed a private placement where it totally issued 422,800 shares of Common Stock at $0.25 per share to three investors for $105,700 pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

There were no stock options, warrants or other potentially dilutive securities outstanding as at January 31, 2015.

At January 31, 2015, there are 22,422,800 shares of Common Stock issued and outstanding.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases its office at Suite 2201, 22/F., Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong under a two year operating lease expiring on August 31, 2016 that provides for monthly payments of approximately $9,257. During the three months period ended January 31, 2015 and during the year ended October 31, 2014, lease expense totaled up to $27,770 and $10,068 respectively.

NOTE 8 – INCOME TAXES

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. These net operating losses expire as the following: $80,955 at 2035.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used. The tax based net operating losses create tax benefits in the amount of $2,776 for the three months period ended January 31, 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 2015 are as follows:

Deferred tax assets:
Federal net operating loss	$80,955
State net operating loss	-

Total Deferred Tax Asset	2,776
Less: valuation allowance	(2,776)

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:
Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)
Effective income tax rate	0.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended October 31, 2014 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Prospectus dated September 8, 2014 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Greenpro, Inc. (“Greenpro”), a development-stage company, was incorporated in the State of Nevada on July 19, 2013, as a for-profit company with a fiscal year end of October 31. Our business and registered office is located at Suite 2201, 22/F., Malaysia Building 50 Gloucester Road, Wanchai, Hong Kong. Our website is at: http://www.greenpro.co. Information contained on our website is not part of this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission (“SEC”). We provide cloud system resolution, financial consulting services and corporate accounting services to small and mid-size businesses located in Asia, with an initial focus in Hong Kong and Malaysia.

Greenpro intends to provide a range of services as a package solution (the “Package Solution”) to our clients. It is our intention to develop a “Package Solution,” which will build a cloud solution into traditional accounting services. By using a Package Solution, we believe that our clients can reduce their business costs and improve their revenues.

Results of Operation

For the three months period ended January 31, 2015 compared with the three months period ended January 31, 2014.

Gross Revenues

The Company generated revenues of $33,000 during the three months ended January 31, 2015 as compared to revenue of $Nil for the three months ended January 31, 2014. The revenues generated relates to services provided by the Company for management fee and corporate advisory fee received by assisting our clients in forming corporations.

Operating Expenses

General and administrative expenses for the three months ended January 31, 2015 amounted to $113,955 as compared to $4,806 for the three months ended January 31, 2014. The expenses for the period ended January 31, 2015 were primarily consisted of $60,000 for directors’ remuneration, $27,770 for office rent and related expenses, and $17,464 for staff payroll cost, The reason for the increase in general and administrative expenses is due to the commencement of business operations since September 2014. The Company expects operating expenses to increase as more expenditure is incurred due to the growing of the business activities.

Net Loss

The net loss for the three months ended January 31, 2015 was $80,955 as compared to $4,806 for the three months ended January 31, 2014. The increase in net loss is due to the commencement and development of the business and the cost of business expense such as office rental and staff employment.

On August 31, 2014 the Company issued 10,000,000 shares of common stock at a conversion price of $0.00825 per share to our Chief Executive Officer, Lee Chong Kuang and our Chief Financial Officer, Loke Che Chan, Gilbert for conversion of two 8% Convertible Promissory Notes.

On September 23, 2014, the Company completed a public offering whereby it sold 2,000,000 shares of common stock at $0.25 per share for total gross proceeds of $500,000; and the Company also completed a private placement where it totally issued 422,800 common shares at $0.25 per share to three investors for $105,700 pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

At January 31, 2015, there were 22,422,800 shares of Common Stock issued and outstanding.

Liquidity and Capital Resources

As of January 31, 2015, we had working capital surplus of $447,639 as compared to working capital deficit of $(26,101) as of January 31, 2014. As of January 31, 2015, we had total current assets of $1,754,100, consisting of cash on hand of $940,108. We had current liabilities of $1,306,461, consisting of loan from shareholders of $1,300,000. The Company’s net loss was $80,955 and $4,806 for the three months ended January 31, 2015 and for the three months ended January 31, 2014 respectively. Non-cash expenses totaled to $1,020 and $Nil for the three months ended January 31, 2015 and for the three months ended January 31, 2014 respectively, which composed primarily of depreciation expense. Net cash provided by operating activities for the three months ended January 31, 2015 was $451,385 as compared to net used in operating activities of $3,590 for the three months ended January 31, 2014.

Net cash used in investing activities for the three months ended January 31, 2015 was $19,211 as compared to net cash provided by investing activities of $Nil for the three months ended January 31, 2014. The cash used in investing activities were mainly for the purchases of office equipment and software development for the period ended January 31, 2015.

Net cash provided by financing activities for both the period ended January 31, 2015 and January 31, 2014 was $Nil.

As of January 31, 2015, the Company expects cash on hand of $940,108 to be able to maintain its basic operating requirements for approximately twelve months and to meet its current obligations.

During the three months period ended January 31, 2015, our shareholders, Mr. Lertwattanarak Thanawat and Ms. Chuchottaworn Srirat advanced collectively $1,300,000 to the Company, which bears no interest and is payable upon demand, for the purpose of business development.

The revenues generated from our current business operations alone may not be sufficient to fund our operations or planned growth. We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of January 31, 2015.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of January 31, 2015, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2015.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management's review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of January 31, 2015, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending January 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

10.1	Description of Oral Loan Agreement between the Company and Lertwattanarak Thanawat

10.2	Description of Oral Loan Agreement between the Company and Chuchottaworn Srirat

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPRO, INC.
(Name of Registrant)

Date: February 13, 2015	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: February 13, 2015	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
	Title:	Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial Officer)