Form 10-Q
period 2015-04-30
Greenpro Capital Corp.
filed 2015-06-11
CIK 1597846

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 333-193565

Greenpro Captial Corp.

(Formerly known as Greenpro, Inc.)

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, $.0001 par value	22,422,800

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

GREENPRO CAPITAL CORP.

(Formerly known as Greenpro, Inc.)

CONDENSED BALANCE SHEETS

	April 30, 2015	October 31, 2014
	(Unaudited)	(Audited)
ASSETS
NON-CURRENT ASSETS
Property and equipment, net (Note 3)	$31,539	$13,777
Total non-current assets	31,539	13,777

CURRENT ASSETS
Prepayments and other receivables (Note 4)	$1,256,580	$48,738
Cash	339,408	507,934
Total current assets	1,595,988	556,672

TOTAL ASSETS	$1,627,527	$570,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loan from Shareholders (Note 5)	$1,300,000	$-
Accrued expenses and other payables	15,225	9,887
Total Current Liabilities	1,315,225	9,887

TOTAL LIABILITIES	1,315,225	9,887

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 100,000,000 None issued and Outstanding	-	-
Common stock – Par value $0.0001; Authorized: 500,000,000 Issued and Outstanding: 22,422,800	2,242	2,242
Additional paid-in capital	686,958	686,958
Accumulated deficit	(376,898)	(128,638)
TOTAL STOCKHOLDERS’ EQUITY	312,302	560,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,627,527	$570,449

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREENPRO CAPITAL CORP.

(Formerly known as Greenpro, Inc.)

CONDENSED STATEMENT OF OPERATIONS

For the Three And Six Months Ended April 30, 2015 and 2014

(Unaudited)

	Three months Ended April 30, 2015	Three Months Ended April 30, 2014	Six Months Ended April 30, 2015	Six months Ended April 30, 2014

REVENUE	$29,496	$-	$62,496	$-

COST OF SERVICES	(2,325)	-	(2,325)	-

GROSS PROFIT	27,171	-	60,171	-

GENERAL AND ADMINISTRATIVE EXPENSES	194,476	4,799	308,431	5,805

LOSS BEFORE INCOME TAXES	(167,305)	(4,799)	(248,260)	(5,805)

INCOME TAXES	-	-	-	-

NET LOSS	(167,305)	(4,799)	(248,260)	(5,805)

Net loss per share, basic and diluted:	(0.01)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding, basic and diluted:	22,422,800	10,000,000	22,422,800	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREENPRO CAPITAL CORP.

(Formerly known as Greenpro, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended April 30, 2015 and 2014

(Unaudited)

	Six months ended	Six months ended
	April 30, 2015	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(248,260)	$(5,805)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expenses	2,688	-
Changes in operating assets and liabilities:
Increase in accrued expenses	5,338	2,216
(Increase) in prepayments and other receivables	(1,207,842)	-
Net cash flows (used in) operating activities	(1,448,076)	(3,589)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,450)	-
Net cash flows (used in) investing activities	(20,450)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties loan	1,300,000	-
Contribution of capital	-	-
Net cash flows provided by financing activities	1,300,000	-

Net (decrease) increase in cash and cash equivalents	(168,526)	(3,589)
Cash and cash equivalents, beginning of period	507,934	61,205

CASH AND CASH EQUIVALENTS, END OF PERIOD	$339,408	$57,616

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREENPRO CAPITAL CORP.

(Formerly known as Greenpro, Inc.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH ENDED APRIL 30, 2015 AND 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Greenpro Capital Corp. (“Greenpro”) was incorporated on July 19, 2013 in the state of Nevada. Greenpro locates in Hong Kong. It currently operates and provides a wide range of solution service varying from cloud system solution, financial consulting services and corporate accounting services to small and medium-size businesses located in Asia, with an initial focus on Hong Kong and Malaysia. Greenpro’s comprehensive range of services cover cloud accounting solutions, cross-border business solutions, record management services, and accounting outsourcing services.

Greenpro, on May 6, 2015, with approval of a majority of the Company’s shareholders, changed its name from Greenpro, Inc. to Greenpro Capital Corp..

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s unaudited condensed financial statements. The unaudited condensed financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the unaudited condensed financial statements.

Basis of Presentation:

These unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015.

For further information, refer to the financial statements and notes thereto included on the Company’s Annual Report on Form 10-K for the year ended October 31, 2014.

The Company has adopted its fiscal year end of October 31.

Basis of Accounting:

The Company's unaudited condensed financial statements are prepared in accordance with U.S. generally accepted accounting principles.

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

Use of Estimates and Assumptions:

Management uses estimates and assumptions in preparing these unaudited condensed financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

GREENPRO CAPITAL CORP.

(Formerly known as Greenpro, Inc.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH ENDED APRIL 30, 2015 AND 2014

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

The estimated useful lives of the assets are as follows:

Estimated Useful Lives
Furniture and fixtures	5 years
Software	5 years

Recently Issued Accounting Pronouncements:

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions.  On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance.  The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

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

GREENPRO CAPITAL CORP.

(Formerly known as Greenpro, Inc.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH ENDED APRIL 30, 2015 AND 2014

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

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	(Unaudited)
	April 30, 2015	October 31, 2014
Furniture and fixtures	$15,250	$14,011
Software	19,211	-
Total property and equipment	34,461	14,011
Less: Accumulated depreciation	(2,922)	(234)
	$31,539	$13,777

Depreciation expense was $1,668 and $nil for the three months ended April 30, 2015 and 2014, respectively.

Depreciation expense was $2,688 and $nil for the six months ended April 30, 2015 and 2014, respectively.

NOTE 4 – PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables amounted to $1,256,580 as of April 30, 2015. Prepayments and other receivables mainly consist of escrow deposits of $1,234,810 paid to a related company controlled by a director of the Company for the purpose of business development, which bears no interest and is payable upon demand.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

During the six months period ended April 30, 2015, our shareholders, Mr. Lertwattanarak Thanawat and Ms. Chuchottaworn Srirat advanced collectively $1,300,000 to the Company, which bears no interest and is payable upon demand, for the purpose of business development.

As of April 30, 2015, escrow deposits of $1,234,810 had been collectively paid to a related company controlled by a director of the Company for the purpose of business development, which bears no interest and is payable upon demand.

GREENPRO CAPITAL CORP.

(Formerly known as Greenpro, Inc.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH ENDED APRIL 30, 2015 AND 2014

(Unaudited)

NOTE 6 – PREFERRED STOCK

Preferred stock includes 100,000,000 shares authorized at a par value of $0.0001, of which none are issued or outstanding.

NOTE 7 – COMMON STOCK

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

There were no stock options, warrants or other potentially dilutive securities outstanding as of April 30, 2015.

As of April 30, 2015, there are 22,422,800 shares of common stock issued and outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases its office at Suite 2201, 22/F., Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong under a two year operating lease expiring on August 31, 2016 that provides for monthly payments of approximately $9,257. During the six months period ended April 30, 2015 and 2014, lease expense totaled up to $50,013 and $nil, respectively.

NOTE 9 – INCOME TAXES

At April 30, 2015, the Company has available net operating loss carry-forwards of $248,260 for financial statement and federal income tax purposes. These loss carry-forwards will expire in 2020 and thereafter. The Company's management has determined a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryovers. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets, net of applicable valuation allowances, will be realized. The amount of the deferred tax assets considered realizable could be reduced or increased if estimates of future taxable income change during the carryover period.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used. The tax based net operating losses create tax benefits in the amount of $86,891 as valuation allowance as of April 30, 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2015 are as follows:

Deferred tax assets:
Federal net operating loss	$248,260
State net operating loss	-

Total Deferred Tax Asset	86,891
Less: valuation allowance	(86,891)
-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:
Federal income tax rate	35.0%
State tax, net of federal benefit	0.0%
Increase in valuation allowance	(35.0)%
Effective income tax rate	0.0%

NOTE 10 – SUBSEQUENT EVENTS

We evaluated subsequent events through the date the unaudited condensed financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

Company Overview

Greenpro Capital Corp. (“Greenpro”), was incorporated in the State of Nevada on July 19, 2013, as a for-profit company with a fiscal year end of October 31. Our business and registered office is located at Suite 2201, 22/F., Malaysia Building 50 Gloucester Road, Wanchai, Hong Kong. Our website is at: http://www.greenprocapital.com. Information contained on our website is not part of this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission (“SEC”). We continue to provide cloud system resolution, financial consulting services and corporate accounting services to small and mid-size businesses located in Asia, with an initial focus on Hong Kong and Malaysia.

Greenpro provides a range of services as a package solution (the “Package Solution”) to our clients. It is our intention to develop a “Package Solution,” which will build a cloud solution into traditional accounting services. By using a Package Solution, we believe that our clients can reduce their business costs and improve their revenues.

As of January 15, 2015, Greenpro obtained a trading symbol for the common stocks from FINRA. The Common stock can be quoted and traded in the over-the-counter market. As of April 6, 2015, Greenpro is verified for trading on the OTCQB® Venture Marketplace.

Greenpro, on May 6, 2015, with approval of a majority of the Company’s shareholders, changed its name from Greenpro, Inc. to Greenpro Capital Corp.. The board of directors believes that a change of the Company’s name to “Greenpro Capital Corp.” will facilitate the Company’s efforts to re-brand itself to develop and enhance its business.

Results of Operation

For the six months period ended April 30, 2015 compared with the six months period ended April 30, 2014.

Gross Revenues

The Company generated revenues of $62,496 during the six months ended April 30, 2015 as compared to revenue of $Nil for the six months ended April 30, 2014. The revenues generated relates to services provided by the Company covering management fee income and corporate advisory fee income.

Operating Expenses

General and administrative expenses for the six months ended April 30, 2015 amounted to $308,431 as compared to $5,805 for the six months ended April 30, 2014. The increase in general and administrative expenses is due to the commencement of business operations since September 2014. The Company expects operating expenses to increase as more expenditure is incurred due to the growing of the business activities.

Net Loss

The net loss for the six months ended April 30, 2015 was $248,260 as compared to $5,805 for the six months ended April 30, 2014. The increase in net loss is due to the commencement and development of the business such as office rental and staff employment.

Since inception and through July 31, 2014, we have sold 10,000,000 shares of common stock to our officers and directors for net proceeds of $1,000.

On August 31, 2014 the Company issued 10,000,000 common shares at a conversion price of $0.00825 per share to our Chief Executive Officer, Lee Chong Kuang and our Chief Financial Officer, Loke Che Chan, Gilbert for conversion of two 8% Convertible Promissory Notes.

On September 23, 2014, the Company completed a public offering whereby it sold 2,000,000 common shares at $0.25 per share for total gross proceeds of $500,000; and the Company also completed a private placement where it totally issued 422,800 common shares at $0.25 per share to three investors for $105,700 pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

As of April 30, 2015, there were 22,422,800 shares of common stock issued and outstanding.

As of the date of this quarterly report, the Company has four employees, including the Chief Executive Officer and Chief Financial Officer.

Liquidity and Capital Resources

As of April 30, 2015 we had working capital surplus of $280,763 consisting of cash on hand of $339,408 as compared to working capital deficit of $27,100 and our cash of $57,616 as of April 30, 2014

The Company’s net loss was $248,260 and $5,805 for the six months ended April 30, 2015 and for the six months ended April 30, 2014 respectively. Non-cash expenses totaled to $2,688 and $Nil for the six months ended April 30, 2015 and for the six months ended April 30, 2014 respectively, which composed primarily of depreciation expenses. Net cash used in operating activities for the six months ended April 30, 2015 was $1,448,076 as compared to net cash used in operating activities of $3,589 for the six months ended April 30, 2014.

Net cash used in investing activities for the six months ended April 30, 2015 was $20,450 as compared to net cash used in investing activities of $Nil for the six months ended April 30, 2014. The cash used in investing activities were mainly for the purchases of office equipments and software.

Net cash provided by financing activities for both the six months period ended April 30, 2015 and April 30, 2014 was $1,300,000 and $Nil respectively. The cash provided by financing activities are from loan advances from our shareholders.

As of April 30, 2015, the Company expects cash on hand of $339,408 to be able to maintain its basic operating requirements for approximately twelve months and to meet its current obligations.

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

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2015.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures : We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of April 30, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of April 30, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending April 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer and principal accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPRO CAPITAL CORP.
(Name of Registrant)

Date: June 11, 2015

	By:	/s/ Lee Chong Kuang
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: June 11, 2015

	By:	/s/ Loke Che Chan, Gilbert
	Title:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial Officer,
Principal Accounting Officer)

- 7 -