Form 10-QT
period 2014-12-31
Greenpro Capital Corp.
filed 2015-07-28
CIK 1597846

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2014
to December 31, 2014 Commission File
Number 333-193565

Greenpro Capital Corp.
(f.k.a Greenpro, Inc.)

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

                              Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class                                                                                                                                              Outstanding at July 27, 2015

                                 Common Stock, $.0001 par value                                                                                                                                       22,422,800

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

GREENPRO CAPITAL CORP.
BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND OCTOBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2014	October 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$411,189	$507,934
Prepayments and other receivables	50,025	48,738
Amount due from a related company	266,810	-

Total current assets	728,024	556,672

Non-current assets:
Plant and equipment, net	32,522	13,777
TOTAL ASSETS	$760,546	$570,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loan from shareholders	$240,000	$-
Amount due to a director	1,172	-
Accrued liabilities and other payables	31,920	9,887

Total liabilities	273,092	9,887

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 22,422,800 shares issued and outstanding, as of December 31, 2014 and October 31, 2014	2,242	2,242
Additional paid-in capital	686,958	686,958
Accumulated deficit	(201,746)	(128,638)

Total stockholders’ equity	487,454	560,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$760,546	$570,449

See accompanying notes to financial statements.

GREENPRO CAPITAL CORP.

STATEMENTS OF OPERATIONS

FOR THE TWO MONTHS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Two months ended December 31,
	2014	2013

REVENUE	$-	$-
COST OF SERVICES	-	-
GROSS PROFIT	-	-
OPERATING EXPENSES:
General and administrative	(73,108)	(3,590)
LOSS FROM OPERATIONS	(73,108)	(3,590)
INCOME TAX EXPENSE	-	-
NET LOSS	(73,108)	(3,590)
Net loss per share – Basic and diluted	(0.00)	(0.00)
Weighted average common stock outstanding – Basic and diluted	22,422,800	10,000,000

See accompanying notes to financial statements.

GREENPRO CAPITAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE TWO MONTHS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Two months ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(73,108)	$(3,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant and equipment	467	-
Changes in operating assets and liabilities:
Prepayments and other receivables	(1,287)	-
Amount due to a director	1,172	-
Accrued liabilities and other payables	22,033	-
Net cash used in operating activities	(50,723)	(3,590)

Cash flows from investing activities:
Purchase of plant and equipment	(19,212)	-
Net cash used in investing activities	(19,212)	-

Cash flows from financing activities:
Advances to a related company	(266,810)
Loan from shareholders	240,000	-
Net cash used in financing activities	(26,810)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(96,745)	(3,590)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	507,934	61,205

CASH AND CASH EQUIVALENTS, END OF PERIOD	$411,189	$57,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to financial statements.

GREENPRO CAPITAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE TWO MONTHS ENDED DECEMBER 31, 2014 and 2013

(Currency expressed in United States Dollars (“US$”))

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance as of October 31, 2014 (audited)	22,422,800	$2,242	$686,958	$(128,638)	$560,562
Net loss for the period	-	-	-	(73,108)	(73,108)
Balance as of December 31, 2014 (unaudited)	22,422,800	$2,242	$686,958	$(201,746)	$487,454

Balance as of October 31, 2013 (audited)	10,000,000	$1,000	$-	$(22,295)	$(21,295)
Net loss for the period	-	-	-	(3,590)	(3,590)
Balance as of December 31, 2013 (unaudited)	10,000,000	$1,000	$-	$(25,885)	$(24,885)

See accompanying notes to financial statements.

GREENPRO CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE TWO MONTHS ENDED DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－1      BASIS OF PRESENTATION

Greenpro Capital Corp. (the “Company” or “Greenpro”) has historically operated on a fiscal year ending October 31 of each year. On July 21, 2015, the Company announced that its Board of Directors approved a change in its fiscal year end from October 31 to December 31. The fiscal year end change will better align with the Company’s peer industry. The change is effective with the Company’s fiscal year 2015, which will begin January 1, 2015 and will end December 31, 2015, and resulted in a two months transition period from November 1, 2014 to December 31, 2014. The accompanying unaudited financial statements for the two months transition period ended December 31, 2014 and for the two months comparative period ended December 31, 2013 have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures have been condensed or omitted. See the Company’s Annual Report on Form 10-K as of and for the year ended October 31, 2014 as filed with the Securities and Exchange Commission (“SEC”) for additional disclosures including a summary of the Company’s accounting policies.

In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Since the Company’s operations are seasonal, the interim operating results of the Company may not be indicative of operating results for the full year.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

NOTE－2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

  Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

  Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

GREENPRO CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE TWO MONTHS ENDED DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

  Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Furniture and fixtures	5 years
Software	5 years

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

  Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

  Revenue recognition

The Company recognizes its revenue in accordance with ASC Topic 605, “Revenue Recognition”, upon the delivery of its products when: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

  Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

GREENPRO CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE TWO MONTHS ENDED DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the two months ended December 31, 2014 and 2013, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2014, the Company did not have any significant unrecognized uncertain tax positions.

  Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting and functional currency of the Company is the United States Dollars ("US$") and the accompanying financial statements have been expressed in US$.

  Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

  Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended December 31, 2014, the Company operates in one reportable operating segment in Hong Kong.

  Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepayments and other receivables, loan from shareholders, accrued liabilities and other payables approximate at their fair values because of the short-term nature of these financial instruments.

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Observable inputs such as quoted prices in active markets;

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

GREENPRO CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE TWO MONTHS ENDED DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

  Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

NOTE－3      PLANT AND EQUIPMENT

	December 31, 2014	October 31, 2014
	(unaudited)	(audited)

Furniture and fixtures	$14,011	$14,011
Software	19,212	-

	33,223	14,011
Less: Accumulated depreciation	(701)	(234)

Total	$32,522	$13,777

Depreciation expense was $467 and $0 for the two months ended December 31, 2014 and 2013, respectively.

NOTE－4      AMOUNT DUE FROM A RELATED COMPANY

As of December 31, 2014, escrow deposits of $266,810 had been paid to a related company controlled by a director of the Company for the purpose of business development, which is unsecured, bears no interest and is payable upon demand.

GREENPRO CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE TWO MONTHS ENDED DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－5      LOAN FROM SHAREHOLDERS

During the two months period ended December 31, 2014, our shareholders, Mr. Lertwattanarak Thanawat and Ms. Chuchottaworn Srirat advanced collectively $240,000 to the Company, which is unsecured, bears no interest and is payable upon demand, for the purpose of business development.

NOTE－6      INCOME TAXES

At December 31, 2014, the Company has available net operating loss carry-forwards of $73,108 for financial statement and federal income tax purposes. These loss carry-forwards will expire in 2020 and thereafter. The Company's management has determined a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

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

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used. The tax based net operating losses create tax benefits in the amount of $25,588 as valuation allowance as of December 31, 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2014 are as follows:

Deferred tax assets:
Federal net operating loss	$73,108
State net operating loss	-

Total deferred tax asset	25,588
Less: Valuation allowance	(25,588)

-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35%
State tax, net of federal benefit	0%
Increase in valuation allowance	(35)%

Effective income tax rate	0%

GREENPRO CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE TWO MONTHS ENDED DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－7      STOCKHOLDERS’ EQUITY

As of December 31, 2014, there are 22,422,800 shares of common stock issued and outstanding.

There were no stock options, warrants or other potentially dilutive securities outstanding as of December 31, 2014.

NOTE－8      NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the two months ended December 31, 2014 and 2013:

	Two months ended December 31,
	2014	2013

Net loss attributable to common shareholders	$(73,108)	$(3,590)

Weighted average common shares outstanding	22,422,800	10,000,000

Basic net loss per share	(0.00)	(0.00)

Diluted net loss per share	$(0.00)	$(0.00)

NOTE－9      RELATED PARTY TRANSACTIONS

During the two months period ended December 31, 2014, two shareholders of the Company advanced collectively $240,000 to the Company, which is unsecured, bears no interest and is payable upon demand, for the purpose of business development.

As of December 31, 2014, escrow deposits of $266,810 had been paid to a related company controlled by a director of the Company for the purpose of business development, which is unsecured, bears no interest and is payable upon demand.

All of these related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

GREENPRO CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE TWO MONTHS ENDED DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－10      COMMITMENTS AND CONTINGENCIES

The Company is committed under a non-cancelable operating lease for office premises with a term of 2 years expiring on August 31, 2016, with fixed monthly rentals of approximately $9,257. For the two months period ended December 31, 2014 and 2013, lease expense totaled up to $16,671 and $0, respectively.

As of December 31, 2014, the Company has the aggregate future minimum rental payments due under the non-cancelable operating lease in the next two years:

Year ended December 31,
2015	$100,026
2016	66,684

$166,710

NOTE－11      SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2014 up through the date the Company issued the unaudited financial statements with this Form 10-QT. There was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this transition report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended October 31, 2014 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

We have historically operated on a fiscal year ending October 31 of each year. On July 21 2015, we announced that our Board of Directors approved a change in our fiscal year end from October 31 to December 31 of each year. The fiscal year end change will better align with the Company’s peer industry. The change is effective with the Company’s fiscal year 2015, which will begin January 1, 2015 and will end December 31, 2015, and resulted in a two months transition period from November 1, 2014 to December 31, 2014. References in this discussion to our fiscal years prior to fiscal 2015 refer to the fiscal years ended on October 31 in those years, unless otherwise indicated. For example, our “fiscal 2014” ended on October 31, 2014. References to our fiscal 2015 refer to the fiscal year, or periods within such fiscal year, which began January 1, 2015 and will end December 31, 2015. References to the transition period refer to the two months period from November 1, 2014 to December 31, 2014.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Prospectus dated September 8, 2014 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Greenpro Capital Corp., was incorporated in the State of Nevada on July 19, 2013, as a for-profit company with a fiscal year end of December 31 now. Our business and registered office is located at Suite 2201, 22/F., Malaysia Building 50 Gloucester Road, Wanchai, Hong Kong. Our website is at: http://www.greenprocapital.com. Information contained on our website is not part of this Transition Report on Form 10-Q or our other filings with the Securities and Exchange Commission (“SEC”). We continue to provide cloud system resolution, financial consulting services and corporate accounting services to small and mid-size businesses located in Asia, with an initial focus on Hong Kong and Malaysia.

Greenpro Capital Corp. intends to provide a range of services as a package solution (the “Package Solution”) to our clients. It is our intention to develop a “Package Solution,” which will build a cloud solution into traditional accounting services. By using a Package Solution, we believe that our clients can reduce their business costs and improve their revenues.

Results of Operation

For the two months period ended December 31, 2014 compared with the two months period ended December 31, 2013.

Gross Revenues

The Company generated revenues of $Nil during the two months ended December 31, 2014 as compared to revenue of $Nil for the two months ended December 31, 2013. .

Operating Expenses

General and administrative expenses for the two months ended December 31, 2014 amounted to $73,108 as compared to $3,590 for the two months ended December 31, 2013. The increase in general and administrative expenses is due to the commencement of business operations since September 2014. The Company expects operating expenses to increase as more expenditure is incurred due to the growing of the business activities.

Net Loss

The net loss for the two months ended December 31, 2014 was $73,108 as compared to $3,590 for the two months ended December 31, 2013. The increase in net loss is due to the commencement and development of the business such as office rental and staff employment.

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

At December 31, 2014, there were 22,422,800 shares of common stock issued and outstanding.

As of the date of this transition report, the Company has six employees, including the Chief Executive Officer and Chief Financial Officer.

Liquidity and Capital Resources

As of December 31, 2014 we had working capital surplus of $454,932 consisting of cash and cash equivalents of $411,189 as compared to working capital surplus of $546,785 and our cash of $507,934 as of October 31, 2014.

The Company’s net loss was $73,108 and $3,590 for the two months ended December 31, 2014 and 2013 respectively. Non-cash expenses totaled to $467 and $Nil for the two months ended December 31, 2014 and 2013 respectively, which composed primarily of depreciation expense. Net cash used in operating activities for the two months ended December 31, 2014 was $50,723 as compared to net cash used in operating activities of $3,590 for the two months ended December 31, 2013.

Net cash used in investing activities for the two months ended December 31, 2014 was $19,212 as compared to net cash used in investing activities of $Nil for the two months ended December 31, 2013. The cash used in investing activities were mainly for the purchases of office equipments and software development.

Net cash used in financing activities of $26,810 for the period ended December 31, 2014 and December 31, 2013 was $Nil. The cash used in financing activities were mainly for the advances to a related company.

As of December 31, 2014, the Company expects cash at bank of $411,189 to be able to maintain its basic operating requirements for approximately twelve months and to meet its current obligations.

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

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2014.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures : We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting from November 1, 2014 to December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 27, 2015

	By:	/s/ Lee Chong Kuang
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: July 27, 2015

	By:	/s/ LOKE CHE CHAN, GILBERT
	Title:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial Officer,
Principal Accounting Officer)

- 7 -