Form 10-Q
period 2015-09-30
Greenpro Capital Corp.
filed 2015-11-13
CIK 1597846

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 333-193565

Greenpro Capital Corp.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2015
Common Stock, $.0001 par value	51,553,441

2

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”))

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$658,759	$623,370
Accounts receivable	261,054	56,150
Properties held for sale	4,515,721
Amounts due from a related company	27,089	26,810
Prepayments and other receivables	57,972	410,273
Total current assets	5,520,595	1,116,603

Non-current assets:
Property, plant and equipment, net	878,683	1,119,113
Intangible assets, net	3,942	3,428
Goodwill	1,413,769	-
Cash surrender value of life insurance, net	35,638	16,545
Investments in unconsolidated entities	203,665	55,408
Total non-current assets	2,535,697	1,194,494
TOTAL ASSETS	$8,056,292	$2,311,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$900,742	$263,663
Amounts due to related parties	2,229,868	265,894
Amounts due to directors	39,028	553,354
Current portion of long-term bank loans	12,389	15,067
Income tax payable	19,632	-
Total current liabilities	3,201,659	1,097,978

Non-current liabilities
Long-term bank loans	572,198	742,772

Total liabilities	3,773,857	1,840,750

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no share issued and outstanding	$-	$-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 51,457,171 shares and 44,752,800 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	5,146	4,475
Additional paid in capital	4,807,271	706,921
Accumulated other comprehensive loss	(117,383)	(9,541)
Accumulated deficit	(467,712)	(231,508)
Total Greenpro Capital Corp. stockholders’ equity	4,227,322	470,347
Non-controlling interest	55,113	-

Total stockholders’ equity	4,282,435	470,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	8,056,292	2,311,097

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL COPR.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE FIVE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US”))

(Unaudited)

	Five months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
REVENUES, NET
- Rental income	$14,558	$7,883	$31,345	$8,800
- Sale of properties	628,757	-	628,757	-
- Service income	522,660	237,502	1,092,778	340,259
Total revenues	1,165,975	245,385	1,752,880	349,059

COST OF REVENUES
- Cost of rental	(2,969)	(3,968)	(5,783)	(7,281)
- Cost of properties sold	(470,769)	-	(470,769)	-
- Cost of service	(211,868)	(71,026)	(388,619)	(96,462)
Total cost of revenues	(685,606)	(74,994)	(865,171)	(103,743)

GROSS PROFIT	480,369	170,391	887,709	245,316

OPERATING EXPENSES:
General and administrative	(506,668)	(125,861)	(802,356)	(192,497)

(LOSS) INCOME FROM OPERATIONS	(26,299)	44,530	85,353	52,819

OTHER EXPENSES:
Interest expense	(60,290)	(22,545)	(71,696)	(51,175)
Share of loss on investments in unconsolidated entities	(36,377)	-	(36,377)	-

(LOSS) INCOME BEFORE INCOME TAX AND NON-CONTROLLING INTEREST	(122,966)	21,985	(22,720)	1,644
Income tax expense	(19,391)	-	(19,391)	(1,415)

NET (LOSS) INCOME BEFORE NON-CONTROLLING INTEREST	(142,357)	21,985	(42,111)	229
Less: Net income attributable to non-controlling interest	(39,252)	-	(39,252)	-

NET (LOSS) INCOME ATTRIBUTED TO GREENPRO CAPITAL CORP. COMMON STOCKHOLDERS	(181,609)	21,985	(81,363)	229
Other comprehensive loss:
- Foreign currency translation (loss) income	(107,842)	8,743	(107,842)	8,743
COMPREHENSIVE (LOSS) INCOME	$(289,451)	$30,728	$(189,205)	$8,972

NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.01)	$0.00	$(0.00)	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	26,566,755	12,071,631	24,745,235	11,161,024

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(81,363)	$229
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	32,064	41,124
Surrender charge on life insurance	30,727	16,431
Non-controlling interest	39,252	-
Share of loss on investments in unconsolidated entities	36,377	-
Changes in operating assets and liabilities:
Accounts receivable	(62,799)	(54,665)
Properties held for sale	(4,515,721)	-
Prepayments and other receivables	365,539	(23,298)
Accounts payable and accrued liabilities	622,574	(18,349)
Income tax payable	19,391	1,415

Net cash used in operating activities	(3,513,959)	(37,113)

Cash flows from investing activities:
Purchase of property, plant and equipment	(18,945)	(56,014)
Purchase of intangible assets	(819)	-
Payment for life insurance premium	(49,820)	(15,502)
Cash proceeds from acquisition of subsidiaries	24,735	-
Investments in unconsolidated entities	(59,113)	-

Net cash used in investing activities	(103,962)	(71,516)

Cash flows from financing activities:
Proceeds from share issuance	2,060,000	688,200
Proceeds from non-controlling interest	516	-
Advances from related parties	1,708,125	-
Repayments to directors	(61,334)	(125,180)
Proceeds from bank borrowings	-	31,994
Repayment of bank borrowings	(10,618)	(9,893)

Net cash provided by financing activities	3,696,689	585,121

Effect of exchange rate changes in cash and cash equivalents	(43,379)	10,797

NET CHANGE IN CASH AND CASH EQUIVALENTS	35,389	487,289
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	623,370	155,058

CASH AND CASH EQUIVALENTS, END OF PERIOD	$658,759	$642,347

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$71,696	$51,175

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for acquisition of subsidiaries	$1,336,965	$-
Waiver of related party loans	$452,992	$-

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any period thereafter. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended October 31, 2014, filed with the Securities and Exchange Commission on January 27, 2015.

On July 21, 2015, the Board of Directors of the Company approved a change in its fiscal year end from October 31 to December 31. The change was intended to better align with the Company’s fiscal year with the peer industry. As a result of the change in fiscal year, the Company’s fiscal year began on January 1, 2015 and will end on December 31, 2015. On July 28, 2015, the Company filed a Transition Report on Form 10-Q covering the transition period from November 1, 2014 to December 31, 2014.

NOTE 2 – GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2015, the Company has an accumulated deficit of $467,712 and incurred a net operating loss of $81,363 for the nine months ended September 30, 2015. The continuation of the Company as a going concern through December 31, 2015 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

NOTE 3 – ORGANIZATION AND BUSINESS BACKGROUND

Greenpro, Inc. (the “Company” or “GRNQ”) was incorporated on July 19, 2013 in the state of Nevada. On May 6, 2015, the Company changed its name to Greenpro Capital Corp. The Company currently operates and provides a wide range of business solution services varying from cloud system resolution, financial consulting service and corporate accounting services to small and mid-size businesses located in Asia, with an initial focus in Hong Kong, China, and Malaysia. The Company’s comprehensive range of services cover cloud accounting solutions, cross-border business solutions, record management services, and accounting outsourcing services.

On July 29, 2015, the Company entered into a Sale and Purchase Agreement (the “Agreement”) with Greenpro Resources Limited (“GRBV”), a company incorporated in British Virgin Islands, and the stockholders of GRBV to purchase 100% of the issued and outstanding shares and the assets of GRBV. Pursuant to the Agreement, GRNQ agreed to issue 9,070,000 shares of its restricted common stock at $0.35 per share to the stockholders of GRBV and pay $25,500 in cash, representing an aggregate purchase consideration of $3,200,000. Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert, the directors of the Company, are the stockholders and directors of GRBV each with 50% shareholdings.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

On July 31, 2015, the Company further entered into various Sale and Purchase Agreements to purchase the following companies:

(i)	100% of the issued and outstanding shares and the assets of A&G International Limited (“A&G”), a company incorporated in Belize. GRNQ agreed to issue 1,842,000 shares of its restricted common stock at $0.52 per share to the stockholder of A&G, representing an aggregate purchase consideration of $957,840. Ms. Yap Pei Ling, the sole stockholder and director of A&G, is the spouse of the director of the Company.

(ii)	100% of the issued and outstanding shares and the assets of Greenpro Venture Capital Limited (“GPVC”), a company incorporated in Anguilla. GRNQ agreed to issue 13,260,000 shares of its restricted common stock at $0.60 per share to the stockholders of GPVC and pay $6,000 in cash, representing an aggregate purchase consideration of $7,962,000. Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert, the directors of the Company, are the stockholders and directors of GPVC each with 50% shareholdings.

(iii)	100% of the issued and outstanding shares and the assets of Falcon Secretaries Limited, Ace Corporate Services Limited, and Shenzhen Falcon Financial Consulting Limited (collectively refer as “F&A”). GRNQ agreed to issue 2,080,200 shares of its restricted common stock at $0.52 per share to the stockholder of F&A, representing an aggregate purchase consideration of $1,081,740. Ms. Chen Yan Hong, an independent third party, is the sole stockholder of F&A.

(iv)	60% of the issued and outstanding shares and the assets of Yabez (Hong Kong) Company Limited (“Yabez”), a company incorporated in Hong Kong. GRNQ agreed to issue 486,171 shares of its restricted common stock at $0.52 per share to the stockholders of Yabez, representing an aggregate purchase consideration of $252,808. Mr. Cheng Chi Ho and Ms. Wong Kit Yi, both are independent third parties, are the stockholders of Yabez with 51% and 49% of shareholdings, respectively.

These shares exchange transactions between GRNQ and GRBV, A&G, and GPVC resulted in the owners of these companies obtaining a majority of approximately 47% voting interest in GRNQ. The merger of GRBV, A&G, and GPVC into GRNQ, which has nominal net assets, is considered to be a reverse acquisition transaction for accounting purpose as GRBV, A&G, and GPVC were deemed to be the accounting acquirer (legal acquiree) and GRNQ was deemed to be the accounting acquiree (legal acquirer) and thus the accompanying condensed consolidated financial statements reflected the historical financial information and operating results of GRBV, A&G, and GPVC prior to the exchange transaction and no goodwill was recognized.

The acquisition of F&A and Yabez is considered as business combination using the acquisition method of accounting under ASC 805 “Business Combinations”, which requires all the assets acquired and liabilities assumed, including amounts attributable to non-controlling interest, be recorded at their respective fair values at the date of acquisition. Any excess of purchase price over the fair value of the assets acquired and liabilities assumed is allocated to goodwill.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

As of September 30, 2015, the Company has the following subsidiaries:

	Company name	Place/date of incorporation	Particulars of issued capital	Ownership	Principal activities

1	Greenpro Resources Limited (“GRBV”)	British Virgin Islands July 3, 2012	2 ordinary shares issued of US$1 each	100%	Investment holding

2	Greenpro Holding Limited (“GHL”)	Hong Kong July 22, 2013	100 ordinary shares issued of HK$ 1 each	100%	Investment holding

3	Greenpro Financial Consulting Limited (“GFCL”)	Belize July 26, 2012	1 issued share of US$ 1 each	100%	Provision of business consulting and advisory services and investment holding

4	Greenpro Resources (HK) Limited (“GRL(HK)”)	Hong Kong April 5, 2012	1,075,002 issued share of HK$ 1 each	100%	Investment holding

5	Greenpro Resources Sdn. Bhd. (“GRSB”)	Malaysia April 26, 2013	1,000,000 ordinary shares issued of MYR 1 each	100%	Provision of business consulting and advisory services and investment in land and buildings

6	Greenpro Global Advisory Sdn. Bhd. (“GGASB”)	Malaysia January 23, 2013	100,000 ordinary shares issued of MYR 1 each	100%	Provision of business consulting and advisory services

7	Greenpro Management Consultancy (Shenzhen) Limited (“GMC(SZ)”)	The People’s of Republic China (“PRC”) August 30, 2013	RMB100,000 registered paid-in capital	100%	Provision of corporate consulting services

8	A&G International Limited (“A&G”)	Belize August 28, 2006	1 share issued of US$1 each	100%	Investment holding

9	Asia UBS Global Limited (“UBS(HK)”)	Hong Kong January 15, 2003	5,000 ordinary shares issued of HK$1 each	100%	Provision of business consulting and advisory services

10	Asia UBS Global Limited (“UBS(Belize)”)	Belize August 28, 2006	1 share issued of US$1 each	100%	Provision of business consulting and advisory services

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

11	Falcon Secretaries Limited (“FSL”)	Hong Kong January 5, 2010	30,000 ordinary shares issued of HK$1 each	100%	Provision of company secretarial services

12	Ace Corporate Services Limited (“ACE”)	Hong Kong October 26, 2012	100,000 ordinary shares issued of HK$1 each	100%	Provision of company secretarial, accounting and financial review services

13	Shenzhen Falcon Financial Consulting Limited (“SZ Falcon”)	PRC July 1, 2009	RMB100,000 registered paid-in capital	100%	Provision of business consulting and advisory services in the PRC

14	Yabez (Hong Kong) Company Limited (“Yabez”)	Hong Kong October 4, 2013	62,500 ordinary shares issued of HK$1 each	60%	Provision of company secretarial and IT related services

15	Greenpro Venture Capital Limited (“GPVC”)	Anguilla September 5, 2014	2 shares issued of US$1 each	100%	Investment holding

16	Forward Win International Limited (“Forward Win”)	Hong Kong November 21, 2014	10,000 ordinary shares issued of HK$1 each	60%	Trading and investing real estates in Hong Kong

17	Greenpro Venture Cap (CGN) Limited (“GPVC (CGN)”)	Anguilla September 5, 2014	4 shares issued of US$1 each	100%	Investment holding

18	Chief Billion Limited (“CBL”)	Hong Kong March 6, 2015	1 ordinary share issued of HK$1 each	100%	Trading and investing real estates in Hong Kong

GRNQ and its subsidiaries are hereinafter referred to as the “Company”.

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•	Basis of presentation

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation. The Company records income attributable to non-controlling interest in the condensed consolidated statements of operations for any non-owned portion of consolidated subsidiaries. Non-controlling interest is recorded within the equity section but separate from GRNQ’s equity in the condensed consolidated balance sheets.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

•	Properties held for sale

Properties held for sale represented the purchase of real properties for trading purpose and are stated at a lower of cost or market value. The cost of real properties includes the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Categories	Expected useful life	Residual value
Leasehold land and buildings	50 years	-
Furniture and fixtures	3 - 10 years	5%
Office equipment	3 - 10 years	5% - 10%
Leasehold improvement	Over the shorter of estimated useful life or term of lease	-

The cost of leasehold land and buildings includes the purchase price of property, legal fees, and other acquisition costs.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation expense for the five months ended September 30, 2015 and 2014 were $17,644 and $22,172, respectively.

Depreciation expense for the nine months ended September 30, 2015 and 2014 were $31,759 and $41,068, respectively.

•	Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks registered in Hong Kong, the PRC, and Malaysia, which are amortized on a straight-line basis over a useful live of ten years.

Amortization expense for the five months ended September 30, 2015 and 2014 were $168 and $0, respectively.

Amortization expense for the nine months ended September 30, 2015 and 2014 were $305 and $56, respectively.

•	Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. With the provision of ASC 350 “Goodwill and Other”, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company’s policy is to perform its annual impairment testing for its reporting units on December 31, of each fiscal year.

•	Impairment of long-lived assets

Long-lived assets primarily include property, plant and equipment and intangible assets. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

•	Cash value of life insurance

The cash value of life insurance relates to the Company-owned life insurance policies on the general manager and executive corporate advisor of the Company, which is stated at the cash surrender value of the contract.

•	Investments in unconsolidated entities

Under the equity method of accounting, investments in unconsolidated entities are initially recognized in the condensed consolidated balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the entity, distributions received, contributions and certain other adjustments, as appropriate. The Company’s share of the income or loss of the unconsolidated entity is reflected in the consolidated statements of operations and will increase or decrease, as applicable, the carrying value of the Company’s investments in unconsolidated entities on the consolidated balance sheet.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

When the investment cost in an unconsolidated entity is reduced to zero, the Company records no further losses in its consolidated statements of operations unless the Company has an outstanding guarantee obligation or has committed additional funding to the entity. When such entity subsequently reports income, the Company will not record its share of such income until it exceeds the amount of the Company’s share of losses not previously recognized.

•	Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's accumulated other comprehensive income consists of cumulative foreign currency translation adjustments.

•	Revenue recognition

The Company recognizes its revenue in accordance with ASC Topic 605, “Revenue Recognition”, upon the delivery of its products when: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

(a)	Rental income

Revenue from rental of leasehold land and buildings are recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased assets.

The Company leases its commercial office premises in Malaysia under various non-cancelable operating leases with terms of two to three years and renewal options. For the nine months ended September 30, 2015, the Company has recorded $31,345 in rental revenue, based upon its annual rental over the life of the lease under operating lease, using straight-line method.

As of September 30, 2015, the Company has the aggregate future minimum rental receivable under the non-cancelable leases over the next two years consisted of the followings:

Period ending September 30:

2016	$24,609
2017	2,685

Total	$27,294

(b)	Service income

Revenue from the provision of (i) business consulting and advisory services and (ii) company secretarial, accounting and financial review services are recognized when services are rendered and the collection of relevant receivables is probable.

(c)	Sale of properties

Revenue from the sale of properties is recognized by the full accrual method when (i) the collectability of the sales price is reasonably assured, (ii) the seller is not obligated to perform significant activities after the sale, and (iii) the initial investment from the buyer is sufficient. Revenue on sales of properties may be deferred in whole or in part until the requirements for revenue recognition have been met.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Cost of revenues

Cost of revenue on rental shown on the accompanying statements of operations include costs associated with government rent and rates, repairs and maintenance, property insurance, and other related administrative costs. Property management fee and utility expenses are paid directly by tenants.

Costs of revenue on provision of services primarily consist of employee compensation and related payroll benefits, company formation cost and other professional fees directly attributable to cost in related to the services rendered.

Cost of revenues on sale of properties primary consist of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

•	Non-controlling interest

Non-controlling interest represent capital contribution, income and loss attributable to the shareholders of less than wholly-owned and consolidated entities.

•	Income taxes

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

The Company conducts major businesses in Hong Kong, Malaysia and China and is subject to tax in its own jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

•	Foreign currencies translation

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

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and record in a local currency, Malaysian Ringgit (“MYR”), Renminbi (“RMB”), and Hong Kong Dollars (“HK$”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2015	2014
Period-end MYR : US$1 exchange rate	4.47	3.28
Period-average MYR : US$1 exchange rate	3.74	3.27
Period-end RMB : US$1 exchange rate	6.37	6.16
Period-average RMB : US$1 exchange rate	6.19	6.14
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two reportable operating segments in Hong Kong, China, and Malaysia.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, deposits, prepayments and other receivables, accounts payable, receipts in advance, loan from shareholders, amounts due to directors, amount due to related companies, amount due to non-controlling interest party, and other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Observable inputs such as quoted prices in active markets;

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

•	Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after January December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718).   The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" (“ASU 2014-15”), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term "substantial doubt" and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for the annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In January 2015, the FASB issued ASU No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items.  ASU 2015-01 eliminates the concept of an extraordinary item from GAAP.  As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item.  However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently.  ASU 2015-01 is effective for periods beginning after December 15, 2015.  The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.  Early adoption is permitted.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 5 — BUSINESS COMBINATION

On September 30, 2015, GRNQ completed the business purchase of 100% and 60% equity interest and assets of F&A and Yabez, respectively. F&A and Yabez mainly provide corporate and business advisory, company secretarial and IT related services. GRNQ agreed to issue 2,080,200 shares and 486,171 shares of its restricted common stock at $0.52 per share for the purchase of F&A and Yabez, respectively representing an aggregate purchase consideration of $1,334,512.

As of the acquisition date, the fair value of the assets acquired and liabilities assumed are as follows:

Plant and equipment	$4,292
Accounts receivable	142,111
Prepayments, deposits and other receivables	16,332
Cash and cash equivalents	24,735
Accounts payable and accrued liabilities	(251,382)

Net liabilities	(63,912)
Non-controlling interest	(15,345)
Goodwill	1,413,769

Total consideration	1,334,512

As of September 30, 2015, the Company recorded a goodwill of $1,413,769. The Company’s policy is to perform its annual impairment testing on goodwill for its reporting units on December 31, of each fiscal year.

The pre-acquisition aggregated amounts of revenue and earnings of F&A and Yabez for the nine months ended September 30, 2015 are as follows:

Revenue	$727,350
Net income	30,424

NOTE 6 — AMOUNT DUE FROM A RELATED COMPANY

As of September 30, 2015, the balance represented temporary advances to a related company controlled by the director of the Company for business development purpose. The amount is unsecured, bears no interest and payable upon demand.

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

	As of
	September 30, 2015	December 31, 2014

Leasehold land and buildings for rental purpose	$1,044,213	$1,044,213
Furniture and fixtures	90,538	83,429
Office equipment	35,059	29,570
Leasehold improvement	100,372	83,118
	1,270,182	1,240,330
Less: Accumulated depreciation	(91,453)	(53,129)
Less: Foreign exchange translation	(300,046)	(68,088)

Total	$878,683	$1,119,113

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Depreciation expense was $17,644 and $22,172 for the five months ended September 30, 2015 and 2014, respectively.

Depreciation expense was $31,759 and $41,068 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 8 — CASH SURRENDER VALUE OF LIFE INSURANCE

On September 9, 2013, the Company purchased insurance on the life of the General Manager of the Company. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable.   Net cash surrender value of this life insurance is presented in the accompanying financial statement, net of surrender charge.

On May 15, 2015, the Company purchased additional insurance on the life of an executive Corporate Advisor of the Company. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable.   The cash surrender value of this life insurance is pledged as collateral against HK$902,663 (approximately $116,473) credit facility with Hang Seng Bank Limited.  Cash value of this life insurance is presented in the accompanying financial statement, net of the policy loan. The loan carry interest at an effective rate of 1.75% per annum over 1 months Hong Kong Interbank Offered Rate (“HIBOR”), payable with one lump sum on maturity in May 2016, which are secured by the cash value of the life insurance policy and personally guaranteed by Mr. Lee Chong Kuang and Mr. Loke Che Chan, the directors of the Company.

A summary of net cash surrender value of life insurance as of September 30, 2015 is reported as below:

Cash surrender value of life insurance	$152,111
Less: policy loan balance outstanding	(116,473)

Cash surrender value of life insurance, net	$35,638

NOTE 9 — INVESTMENTS IN UNCONSOLIDATED ENTITIES

As of September 30, 2015, the investments in the following unconsolidated entities are accounted for under the equity method of accounting:

Entity	Type of business	Ownership interest

CGN Nanotech, Inc., related company	Trading and distribution of nano-ceramic lighting products	20% (indirect)

Rito Group Corp.	Providing an online platform for merchants and customers to facilitate transactions	29.5%

DSwiss Inc.	Retailing in slimming and beauty products	30%

Greenpro Trust Limited, related company	Provision of trustee services	11.8%

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

CGN Nanotech, Inc. is a company incorporated in the State of Nevada with 600,000,000 shares of common stock authorized at a par value of $0.0001. Mr. Loke Che Chan, Gilbert, the director of the Company, is the Chief Financial Officer and director of CGN Nanotech, Inc.

Greenpro Trust Limited is a company incorporated in Hong Kong with 3,400,000 ordinary shares authorized, issued and outstanding at a par value of HK$1. Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert are the common directors of Greenpro Trust Limited and the Company.

For the nine months ended September 30, 2015, the Company recognized its share of loss on investments in unconsolidated entities of $36,377.

Combined summarized financial information for all the unconsolidated entities are as follows:

As of September 30, 2015

Total assets	$1,073,213

Total liabilities	$619,595

For the nine months ended September 30, 2015

Revenue	$107,387

Net loss for the period	$153,026

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

	September 30, 2015	December 31, 2014

Accounts payable	$17,413	$-
Receipts in advance	309,203	154,839
Other payables and accrued liabilities	574,126	108,824

Total	$900,742	$263,663

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 11 —  AMOUNTS DUE TO RELATED PARTIES

	September 30, 2015	December 31, 2014

Amounts due to shareholders	$733,610	$260,209
Amount due to non-controlling interest party	1,496,258	-
Amount due to a related company	-	5,685

Total	$2,229,868	$265,894

During the nine months ended September 30, 2015, a shareholder advanced $500,000 to the Company, which is unsecured, bears interest at 12% per annum and payable with one lump sum on maturity in December 2015, for the purpose of business development. The remaining amounts of $233,610 are temporary advances made to the Company by various shareholders, which are unsecured, interest-free and are payable on demand, for working capital purpose.

As of September 30, 2015, the non-controlling interest party of Forward Win advanced $1,496,258 to the Company, which is unsecured, bears no interest and payable upon demand, for the purchase of real properties for trading purpose.

NOTE 12 — AMOUNTS DUE TO DIRECTORS

As of September 30, 2015, the directors of the Company advanced collectively $39,028 to the Company, which is unsecured, bears no interest and is payable upon demand, for working capital purpose. Imputed interest is considered insignificant.

NOTE 13 — LONG-TERM BANK LOANS

	As of
	September 30, 2015	December 31, 2014
Bank loans from financial institutions in Malaysia

Standard Chartered Saadiq Berhad	$349,096	$453,556
United Overseas Bank (Malaysia) Berhad	235,491	304,283
	584,587	757,839
Less: current portion	(12,389)	(15,067)

Bank loan, net of current portion	$572,198	$742,772

In May 2013, the Company obtained a loan in the principal amount of MYR1,629,744 (approximately $495,170) from Standard Chartered Saadiq Berhad, a financial institution in Malaysia to finance the acquisition of leasehold office units at Skypark One City, Selangor in Kulua Lumpur, Malaysia which bears interest at the base lending rate less 2.1% per annum with 300 monthly installments of MYR9,287 (approximately $2,840) each and will mature in May 2038. The mortgage loan is secured by (i) the first legal charge over the property, (ii) personally guaranteed by Mr. Lee Chong Kuang and Mr. Loke Che Chan Gilbert, the directors of the Company, and (iii) corporate guaranteed by a related company which controlled by the directors of the Company.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In August 2013, the Company, through Mr. Lee Chong Kuang, the director of the Company, obtained a loan in the principal amount of MYR1,074,696 (approximately $326,530) from United Overseas Bank (Malaysia) Berhad, a financial institution in Malaysia to finance the acquisition of a leasehold office unit at Northpoint, Mid Valley City in Kulua Lumpur, Malaysia which bears interest at the base lending rate less 2.2% per annum with 360 monthly installments of MYR5,382 (approximately $1,645) each and will mature in August 2043. The mortgage loan is secured by the first legal charge over the property.

Maturities of the long-term bank loans for each of the five years and thereafter following September 30, 2015 are as follows:

Period ending September 30:

2016	$12,389
2017	13,057
2018	13,680
2019	14,333
2020	14,948
Thereafter	516,180

Total	$584,587

For the nine months ended September 30, 2015 and 2014, the base lending rate is 6.85% per annum.

NOTE 14 — COMMON STOCK

On July 31, 2015, GRNQ completed the purchase of GRBV and issued 9,070,000 shares of its restricted common stock at $0.35 per share to the stockholders of GRBV and pay $25,500 in cash, representing an aggregate purchase consideration of $3,200,000.

On August 20, 2015, GRNQ entered into a Subscription Agreement with an investor relating to the private placement of a total of 625,000 shares of common stocks at a subscription price of $0.8 per share, for an aggregate gross proceeds of $500,000.

On August 21, 2015, GRNQ entered into two Subscription Agreements with two investors relating to the private placement of a total of 500,000 shares of common stocks at a subscription price of $1 per share, for an aggregate gross proceeds of $500,000.

On August 31, 2015, GRNQ issued an aggregate of 1,171,000 shares of its restricted common stock pursuant to the conversion of $1,171,000 of two promissory notes issued on July 10, 2015.

On September 30, 2015, GRNQ completed the purchase of A&G, F&A and Yabez and issued 1,842,000 shares, 2,080,200 shares, and 486,171 shares of its restricted common stock at $0.52 per share to the stockholders of A&G, F&A, and Yabez, representing an aggregate purchase consideration of $2,292,388.

On September 30, 2015, GRNQ completed the purchase of GPVC and issued 13,260,000 shares of its restricted common stock at $0.60 per share to the stockholders of GPVC and pay $6,000 in cash, representing an aggregate purchase consideration of $7,962,000.

As of September 30, 2015, the Company has 51,457,171 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 15 — INCOME TAXES

The (loss) income before income taxes of the Company for the nine months ended September 30, 2015 and 2014 were comprised of the following:

	For the nine months ended September 30,
	2015	2014
Tax jurisdictions from:
– Local	$(509,904)	$(46,227)
– Foreign, representing:
BVI	171,483	(148)
Belize	341,092	86,743
Anguilla	(42,499)	-
Malaysia	(43,512)	(54,482)
Hong Kong	73,252	28,624
The PRC	(12,632)	(12,866)

(Loss) income before income taxes	$(22,720)	$1,644

Provision for income taxes consisted of the following:

For the nine months ended September 30,
	2015	2014

Current:
– Local	$-	$-
– Foreign, representing:
BVI	-	-
Belize	-	-
Anguilla	-	-
Hong Kong	19,391	1,415
The PRC	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-

	$19,391	$1,415

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

United States of America

GRNQ is registered in the State of Nevada and is subject to United States of America tax law. As of September 30, 2015, the operations in the United States of America incurred $711,651 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance of approximately $249,000 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is not likely that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Belize

Under the current Laws of Belize, the Company’s subsidiaries are registered as a Belizean International Business Corporation which is subject to 0% income tax rate.

Anguilla

Under the current laws of the Anguilla, GPVC and GPVC (CGN) are registered as an international business company which governs by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla. For the nine months ended September 30, 2015 and 2014, the GPVC and GPVC (CGN) incurred aggregated net operating loss of $42,499 and $0 respectively.

Hong Kong

All of the Company’s subsidiaries operating in Hong Kong subject to the Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income for its tax year. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	Nine months ended September 30,
	2015	2014

Subsidiary with operating income before income tax	$117,521	$47,344
Subsidiaries with loss before income tax	(44,269)	(18,720)

Net income before income tax	73,252	28,624

Subsidiary with operating income before income tax	$117,521	$47,344
Statutory income tax rate	16.5%	16.5%

Income tax at Hong Kong statutory income tax rate	19,391	7,812
Tax effect of tax loss brought forward	-	(2,152)
Tax effect of tax reduction	-	(4,245)

Income tax expense	$19,391	$1,415

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of September 30, 2015, therefore no deferred tax assets or liabilities have been recognized.

The PRC

GMC(SZ) and SZ Falcon are operating in the PRC subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the nine months ended September 30, 2015 and 2014, the GMC(SZ) and SZ Falcon incurred aggregated net operating loss of $12,632 and $12,866 respectively.

Malaysia

GRSB and GGASB are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. For the nine months ended September 30, 2015 and 2014, GRSB and GGASB incurred an aggregated operating loss of $43,512 and $54,482, respectively which can be carried forward indefinitely to offset its taxable income.. The Company has provided for a full valuation allowance against the deferred tax assets of $35,546 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015	December 31, 2014
		(audited)
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$249,000	$70,610
– The PRC	12,030	8,872
– Malaysia	35,546	26,843
	296,576	106,325
Less: valuation allowance	(296,576)	(106,325)

Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $296,576 as of September 30, 2015. During the nine months ended September 30, 2015, the valuation allowance increased by $190,251, primarily relating to net operating loss carryforwards from the various tax regime.

NOTE 16 — RELATED PARTY TRANSACTIONS

	Nine months ended September 30,
	2015	2014
Business consulting and advisory service income
Related party A	$174,547	$-
Related party B	2,039	2,278

	176,586	2,278

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Related party A is under common control of Mr. Loke Che Chan, Gilbert, the director of of the Company.

Related party B is under common control of Ms. Chen Yanhong, the director of GMC(SZ), a wholly-owned subsidiary of the Company.

All of these related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 17 —  SEGMENT INFORMATION

The Company operates two reportable business segments, as defined by ASC Topic 280:

•	Service business – provision of business consulting and advisory services
•	Real estate business – leasing and trading of commercial real estate properties in Hong Kong and Malaysia

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Five months ended September 30, 2015
	Real estate business	Service business	Corporate	Total

Revenues	$643,315	$522,660	$-	$1,165,975
Cost of revenues	(473,738)	(211,868)	-	(685,606)

Gross income	169,577	310,792	-	480,369
Depreciation and amortization	13,099	1,909	2,804	17,812
Net income (loss)	62,777	(157,284)	(87,102)	(181,609)
Total assets	5,526,778	2,289,560	239,954	8,056,292
Expenditure for long-lived assets	$4,524,034	$13,684	$106,700	$4,644,418

	Five months ended September 30, 2014
	Real estate business	Service business	Corporate	Total

Revenues	$7,883	$237,502	$-	$245,385
Cost of revenues	(3,968)	(71,026)	-	(74,994)

Gross income	3,915	166,476	-	170,391
Depreciation and amortization	19,689	1,782	701	22,172
Net (loss) income	(49,386)	108,950	(38,994)	20,570
Total assets	1,165,320	215,258	614,769	1,995,347
Expenditure for long-lived assets	$42,713	$-	$28,803	$71,516

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30, 2015
	Real estate business	Service business	Corporate	Total

Revenues	$664,308	$1,092,778	$-	$1,757,086
Cost of revenues	(476,552)	(388,619)	-	(865,171)

Gross income	187,756	704,159	-	891,915
Depreciation and amortization	23,576	8,183	305	32,064
Net income (loss)	34,431	(24,962)	(90,832)	(81,363)
Total assets	5,526,778	2,289,560	239,954	8,056,292
Expenditure for long-lived assets	$4,524,034	$13,684	$106,700	$4,644,418

	Nine months ended September 30, 2014
	Real estate business	Service business	Corporate	Total

Revenues	$8,800	$340,259	$-	$349,059
Cost of revenues	(7,281)	(96,462)	-	(103,743)

Gross income	1,519	243,797	-	245,316
Depreciation and amortization	38,300	2,824	-	41,124
Net (loss) income	(48,121)	113,445	(65,095)	229
Total assets	1,165,320	215,258	614,769	1,995,347
Expenditure for long-lived assets	$42,713	$-	$28,803	$71,516

NOTE 18 —   CONCENTRATIONS OF RISKS

(a)	Major customers

For the five months ended September 30, 2015, the customers who accounted for 10% or more of the Company’s revenues are presented as follows:

	Five months ended September 30, 2015		September 30, 2015
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$190,323	16%	$-
Customer B	188,387	16%	-
Customer C	150,000	13%	-

Total:	$528,710	45%	$-

For the nine months ended September 30, 2015, the customers who accounted for 10% or more of the Company’s revenues are presented as follows:

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30, 2015		September 30, 2015
	Revenues	Percentage of revenues	Trade accounts receivable

Customer D	$245,000	14%	$-
Customer A	190,323	11%	-
Customer B	188,387	11%	-
Customer E, related company	174,547	10%	-

Total:	$798,257	46%	$-

For the five and nine months ended September 30, 2014, there was no customer who accounted for 10% or more of the Company’s revenues with no accounts receivable balance at period-end.

(b)	Major vendors

For the five months ended September 30, 2015 and 2014, there was no vendor who accounted for 10% or more of the Company’s cost of revenues with no accounts payable balance at period-end.

For the nine months ended September 30, 2015 and 2014, there was no vendor who accounted for 10% or more of the Company’s cost of revenues with no accounts payable balance at period-end.

(c)	Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates. The Company’s interest-rate risk arises from bank loans. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates.

(e)	Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in MYR and RMB and a significant portion of the assets and liabilities are denominated in MYR and RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$, MYR and RMB. If MYR and RMB depreciates against US$, the value of MYR and RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose it to substantial market risk.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(f)	Economic and political risks

Substantially all of the Company’s services are conducted in Malaysia, the PRC and Asian region. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in Malaysia. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in Malaysia.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

NOTE 19 —   COMMITMENTS AND CONTINGENCIES

GRNQ leases an office premises in Hong Kong under a non-cancellable operating lease that expire in August 2016. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts.

The Company’s subsidiaries lease certain office premises in the PRC and Malaysia under various verbal operating leases with an aggregated fixed monthly rental of $4,029.

The aggregate lease expense for the five months ended September 30, 2015 and 2014 were $60,771 and $20,006, respectively.

The aggregate lease expense for the nine months ended September 30, 2015 and 2014 were $106,023 and $36,011, respectively.

As of September 30, 2015, the Company has future minimum rental payments of $91,690 for office premises due under a non-cancellable operating lease in the next twelve months.

NOTE 20 —   SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2015 up through the date the Company issued the consolidated financial statements with this Amendment No. 1 to Form 8-K. There was no subsequent event that required recognition or disclosure.

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

Company Overview

Greenpro Capital Corp. (the “Company” or “Greenpro”), was incorporated in the State of Nevada on July 19, 2013 with a fiscal year end of December 31. Our business and registered office is located at Suite 2201, 22/F., Malaysia Building 50 Gloucester Road, Wanchai, Hong Kong. Our website is at: http://www.greenprocapital.com . Information contained on our website is not part of this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission (“SEC”). We continue to provide cloud system resolution, financial consulting services and corporate accounting services to small and mid-size businesses located in Asia, with an initial focus on Hong Kong and Malaysia.

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

On May 6, 2015, Greenpro with approval of a majority of the Company’s shareholders, changed its name from Greenpro, Inc. to Greenpro Capital Corp. The board of directors believes that a change of the Company’s name to “Greenpro Capital Corp.” will facilitate the Company’s efforts to re-brand itself to develop and enhance its business.

Effective July 21, 2015, the Board of Directors of Greenpro approved a change in the Company’s fiscal year end from October 31 to December 31.  The change is intended to improve comparability with industry peers.

On July 29, 2015, Greenpro acquired its related company, Greenpro Resources Limited which provides business consulting and advisory services and generates income through the subsidiaries of Greenpro Resources Limited. Greenpro Resources Sdn. Bhd, a wholly owned subsidiary of Greenpro Resources Limited, holds real estate in Malaysia as investment properties and generates rental income.

On July 31, 2015, Greenpro acquired 100% shareholding of A&G International Limited, Falcon Secretaries Limited, Ace Corporate Services Limited, Shenzhen Falcon Financial Consulting Limited and 60% shareholding of Yabez (Hong Kong) Company Limited. For these companies, it broadens the range of our services, including but not limited to company formation advisory services and company secretarial services.

On September 30, 2015, Greenpro acquired its related company, Greenpro Venture Capital Limited which is an investment holding company and generates income through the subsidiaries of Greenpro Venture Capital Limited. Forward Win International Limited and Chief Billion Limited, the subsidiaries of Greenpro Venture Capital Limited, are engaged in investing and trading real estate in Hong Kong.

On October 18, 2015, the Board of Directors of Greenpro appointed Thanawat Lertwattanarak and Srirat Chuchottaworn to act as Directors of the Company.

Results of Operation

Revenues, net

Total revenue was $1,165,975 and $1,752,880 for the five and nine months ended September 30, 2015, respectively, as compared to $245,385 and $349,059 for the five and nine months ended September 30, 2014. The increase was primarily due to the increase of revenue stream in provision of business consulting and advisory services, and leasing and trading of commercial real estate properties in Hong Kong and Malaysia.

Rental Income

Revenue from rental was $14,558 and $31,345 for the five and nine months ended September 30, 2015, respectively, as compared to $7,883 and $8,800 for the five and nine month ended September 30, 2014. It was derived principally from the leasing of properties in Malaysia and Hong Kong.

Service Income

Revenue from the provision of services was $522,660 and $1,092,778 for the five and nine months ended September 30, 2015, respectively, as compared to $237,502 and $340,059 for the five and nine month ended September 30, 2014. It was derived principally from provision of business consulting and advisory services and company secretarial, accounting and financial review. The increase was due to broaden the range of services.

Sale of properties

Revenue from the sale of properties was $628,757 for the five and nine months ended September 30, 2015. The Company bought commercial properties in Hong Kong for trading and investing purpose.

Cost of Revenues

Total cost of revenues was $685,606 and $865,171 for the five and nine months ended September 30, 2015, respectively, as compared to $74,994 and $103,743 for the five and nine months ended September 30, 2014. The increase was primarily due to the attributable to the trading of real estate business.

The overall gross profit for the Company was $480,369 and $887,709 (41.20% and 50.64% margin) for the five and nine months ended September 30, 2015, respectively, as compared to $170,391 and $245,316 (69.44% and 70.28% margin) for the five and nine months ended September 30, 2014. The decrease of gross margin was due to the sale of properties with lower profit margin ratio.

Cost of rental

Cost of revenue on rental was $2,969 and $5,783 for the five and nine months ended September 30, 2015, respectively, as compared to $3,968 and $7,281 for the five and nine month ended September 30, 2014. It includes the costs associated with government rent and rates, repairs and maintenance, property insurance, and other related administrative costs.

Cost of service

Costs of revenue on provision of services was $211,868 and $388,619 for the five and nine months ended September 30, 2015, respectively, as compared to $71,026 and $96,462 for the five and nine month ended September 30, 2014. It primarily consists of employee compensation and related payroll benefits, company formation cost and other professional fees.

Cost of properties sold

Cost of properties sold was $470,769 for the five and nine months ended September 30, 2015. It primary consists the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs.

Operating Expenses

General and administrative expenses

General and administrative expenses was $506,668 and $802,365 for the five and nine months ended September 30, 2015, respectively, as compared to $125,861 and $192,497 for the five and nine months ended September 30, 2014. The increase in general and administrative expenses was primarily due to the increase in directors’ remuneration and quarter, office rent, professional and legal fee

Other Expenses

Other expenses were $96,667 and $108,073 for the five and nine months ended September 30, 2015, respectively, as compared to $22,545 and $51,175 for the five and nine months ended September 30, 2014. The increase was primarily due to the share of loss on investments in unconsolidated entities.

Attributable to non-controlling interest

Greenpro records income attributable to non-controlling interest in the condensed consolidated statements of operations for any non-owned portion of consolidated subsidiaries. As of September 30, 2015, Greenpro holds 60% shareholding of Forward Win International Limited and attributed a net income of $39,252 to the non-controlling interest of Forward Win International Limited for the nine months ended September 30, 2015.

Net Loss

The net loss was $181,609 and $81,363 for the five and nine months ended September 30, 2015, respectively, as compared to the net income of $21,985 and $229 for the five and nine months ended September 30, 2014.The net loss is due to the commencement and development of the business and the cost of business expense such as office rental and staff employment.

Since inception and through July 31, 2014, we have sold 10,000,000 shares of common stock to our officers and directors for net proceeds of $1,000.

On August 31, 2014 the Company issued 10,000,000 restricted common shares at a conversion price of $0.00825 per share to our Chief Executive Officer, Lee Chong Kuang and our Chief Financial Officer, Loke Che Chan, Gilbert for conversion of two 8% Convertible Promissory Notes.

On September 23, 2014, the Company completed a public offering whereby it sold 2,000,000 restricted common shares at $0.25 per share for total gross proceeds of $500,000; and the Company also completed a private placement where it totally issued 422,800 common shares at $0.25 per share to three investors for $105,700 pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

On July 29, 2015, the Company issued 9,070,000 restricted common shares at a price of $0.35 per share and paid US$25,500 in cash, representing an aggregate purchase price of $3,200,000, for acquisition of an affiliate of the Company, Greenpro Resources Limited, which was wholly owned by our directors Lee Chong Kuang and Loke Che Chan, Gilbert.

On July 31, 2015, the Company issued 1,842,000 restricted common shares at a price of $0.52 per share, representing an aggregate purchase price of $957,840, for acquisition of A&G International Limited, which was wholly owned by Yap Pei Ling, the spouse of our director Lee Chong Kuang.

On July 31, 2015, the Company issued 2,080,200 restricted common shares at a price of $0.52 per share, representing an aggregate purchase price of $1,081,704, for acquisition of Falcon Secretaries Limited, Ace Corporation Services Limited and Shenzhen Falcon Financial Consulting Limited, which were wholly owned by Chen Yan Hong, a director and legal representative of Greenpro Management Consultancy (Shenzhen) Limited, a subsidiary of the Company.

On July 31, 2015, the Company issued 486,171 restricted common shares at a price of $0.52 per share, representing an aggregate purchase price of $252,808, for acquisition of 60% of the issued and outstanding securities of Yabez (Hong Kong) Company Limited.

On August 20, 2015, the Company completed the sale of 625,000 shares of our restricted common stock at a price of $0.80 per share for aggregate gross proceeds of $500,000 in a private placement to Zong Yi Holding Co. Ltd.

On August 21, 2015, the Company completed the sale of 500,000 shares of our restricted common stock at a price of $1.00 per share for aggregate gross proceeds of $500,000 in a private placement to Thanawat Lertwattanarak and Srirat Chuchottaworn.

On August 31, 2015 the Company issued 1,171,000 restricted common shares at a conversion price of $1.00 per share to our shareholders, Thanawat Lertwattanarak and Srirat Chuchottaworn for conversion of two 8% Convertible Promissory Notes..

On September 30, 2015, the Company issued 13,260,000 restricted common shares at a price of $0.6 per share and paid US$6,000 in cash, representing an aggregate purchase price of $7,962,000, for acquiring an affiliate of the Company, Greenpro Venture Capital Limited, which was wholly owned by our directors Lee Chong Kuang and Loke Che Chan Gilbert.

On October 19, 2015, the Company completed the sale of 96,270 shares of our restricted common stock at a price of $1.50 per share for aggregate gross proceeds of $144,405 in a private placement to certain investors.

As of September 30, 2015, there were 51,457,171 shares of Common Stock issued and outstanding.

Liquidity and Capital Resources

As of September 30, 2015, we had working capital of $2,318,936 as compared to working capital of $18,625 as of December 30, 2014. As of September 30, 2015, we had total current assets of $5,520,595 consisting of cash on hand of $658,759 and properties held for sale of $4,515,721. We had current liabilities of $3,201,659 consisting of amount due to related parties of $2,229,868, and accounts payable and accrued liabilities of 900,742. The Company’s net loss was $81,363 for the nine months ended September 30, 2015 and net income of $229 for the nine months ended September 30, 2014.

Operating activities

Net cash used in operating activities was $3,513,959 for the nine months ended September 30, 2015 as compared to net cash used in operating activities of $37,113 for the nine months ended September 30, 2014.

The cash used in operating activities were mainly for the purchase of properties held for sale of $4,515,721. The Company purchased real estate in Hong Kong for trading purpose. Non-cash expenses totaled to $138,420 and $57,555 for the nine months ended September 30, 2015 and 2014 respectively, which composed primarily of depreciation and amortization of $32,064, surrender charge on life insurance of $30,727, non-controlling interest of $39,252, and share of loss on investments in unconsolidated entities of $36,377.

Investing activities

Net cash used in investing activities was $103,962 and $71,516 for the nine months ended September 30, 2015 and 2014 respectively.

The cash used in investing activities were mainly for the payment of life insurance premium of $49,820 and investments in unconsolidated entities of $59,113. On September 9, 2013, the Company purchased insurance on the life of the General Manager of the Company. On May 15, 2015, the Company purchased additional insurance on the life of an executive Corporate Advisor of the Company.

Financing activities

Net cash provided by financing activities was 3,696,688 and 585,121 for the nine months ended September 30, 2015 and 2014 respectively. The cash provided by financing activities were mainly from the private placement from our shareholders of $2,060,000.

During the nine months ended September 30, 2015, a shareholder advanced $500,000 to the Company, which is unsecured, bears interest at 12% per annum and payable with one lump sum on maturity in December 2015, for the purpose of business development. The remaining amounts of $233,610 are temporary advances made to the Company by various shareholders, which are unsecured, interest-free and are payable on demand, for working capital purpose.

As of September 30, 2015, the Company expects cash on hand of $658,759 to be able to maintain its basic operating requirements for approximately twelve months and to meet its current obligations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2015.

Related Party Transaction

Related party transaction amounted of $176,586 and $2,278 for the nine months ended September 30, 2015 and 2014 respectively in business consulting and advisory income.

Contractual Obligations

As of September 30, 2015, the Company has no contractual obligations involved.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following accounting policies are critical in the preparation of our financial statements.

•	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Revenue recognition

The Company recognizes its revenue in accordance with ASC Topic 605, “Revenue Recognition”, upon the delivery of its products when: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

(a)	Rental income

Revenue from rental of leasehold land and buildings are recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased assets.

(b)	Service income

Revenue from the provision of (i) business consulting and advisory services and (ii) company secretarial, accounting and financial review services are recognized when services are rendered and the collection of relevant receivables is probable.

(c)	Sale of properties

Revenue from the sale of properties is recognized by the full accrual method when (i) the collectability of the sales price is reasonably assured, (ii) the seller is not obligated to perform significant activities after the sale, and (iii) the initial investment from the buyer is sufficient. Revenue on sales of properties may be deferred in whole or in part until the requirements for revenue recognition have been met.

•	Properties held for sale

Properties held for sale represented the purchase of real properties for trading purpose and are stated at a lower of cost or market value. The cost of real properties includes the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Categories	Expected useful life	Residual value

Leasehold land and buildings	50 years	-
Furniture and fixtures	3 - 10 years	5%
Office equipment	3 - 10 years	5% - 10%
Leasehold improvement	Over the shorter of estimated useful life or term of lease	-

The cost of leasehold land and buildings includes the purchase price of property, legal fees, and other acquisition costs.

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

•	Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. With the provision of ASC 350 “Goodwill and Other”, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company’s policy is to perform its annual impairment testing for its reporting units on December 31, of each fiscal year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2015.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2015, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 13, 2015

	By:	/s/ Lee Chong Kuang

	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)
Date: November 13, 2015

	By:	/s/ Loke Che Chan, Gilbert

	Title:	Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial Officer, Principal Accounting Officer)

