Form 10-K
period 2015-12-31
Greenpro Capital Corp.
filed 2016-03-30
CIK 1597846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Common Stock, $0.0001 par value per share
(Title of Class)

OTC Markets Group Inc. QB tier (“OTCQB”)

(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2015 was $105,700, based on the last reported sale price.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2016
Common Stock, $.0001 par value	51,963,755

Greenpro Capital Corp.

FORM 10-K

For the Fiscal Year Ended September 30, 2015

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Greenpro” are references to Greenpro Capital Corp., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“HK” refers to the Hong Kong;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Overview

We were incorporated on July 19, 2013 in the state of Nevada under the name Greenpro, Inc. On May 6, 2015, we changed our name to Greenpro Capital Corp. Our principal executive office is located at Suite 2201, 22/F, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong. Our principal telephone number is + (852) 3111 -7718. Our website is at: http://www.greenprocapital.com and information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”).

We currently operate and provide a wide range of business solution services varying from cloud system solution, financial consulting services and corporate accounting services to small and medium-size businesses located in Asia, with an initial focus on Hong Kong, China and Malaysia. Our comprehensive range of services cover cloud accounting solutions, cross-border business solutions, record management services, and accounting outsourcing services. Our cross border business services include, among other services, tax planning, trust and wealth management, cross border listing advisory services and transaction services. We hope to develop a package solution of services (“Package Solution”) that will build a cloud solution into traditional accounting services. By using a Package Solution, we believe that we can assist our clients to reduce their business costs and improve their revenues.

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. Our venture capital business is focused on establishing a business incubator for start-up and high growth companies to support them during their critical growth periods and investing in select start-up and high growth companies. We expect to target companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand, and Singapore. We also anticipate our venture capital business to also engage in the purchase, acquisition and rental of commercial properties in the same Asia and Southeast Asia region.

To support our venture capital business, we partnered with QSC Asia Sdn. Bhd., an education and training company that arranges seminars and courses in Malaysia, to provide business and educational and support services. Specifically, we hope to arrange one or more seminars called the CEO & Business Owners Strategic Session (CBOSS) for business owners who are interested in the following:

●	Developing the business globally

●	Expanding business with increase capital funds

●	Creating a sustainable SME business model

●	Accelerating the growth of the business

●	Increasing company cash flow significantly

The objective of the CBOSS seminar will be to educate the Chief Executive Officer or business owner on how to acquire “smart capital” and the considerations involved. We expect the seminar to include an introduction to the basic concepts of “smart capital,” “wealth and value creation,” recommendation and planning and similar topics. We believe that the seminar will synergistically support our venture capital business segment.

We expect to operate our venture capital related education and support services through our subsidiary Greenpro Global Advisory Sdn. Bhd., which was renamed Greenpro Capital Village Sdn. Bhd. on September 23, 2015. On October 1, 2015, QSC Asia Sdn. Bhd., an unaffiliated third party, acquired 49% of Greenpro Capital Village Sdn. Bhd. in consideration of $11,000 (RM 49,000) from Greenpro Financial Consulting Limited. Concurrently with such sale, Greenpro Financial Consulting Limited transferred 51% of Greenpro Capital Village Sdn. Bhd. to Greenpro Holding Limited, our subsidiary.

4

We operate our business through our subsidiaries. Our corporate structure is set forth below

*49% owned by QSC Asia Sdn. Bhd.

**40% owned by Mr. Cheng Chi Ho and Ms. Wong Kit Yi

***40% owned by Ms. Hui Oi Kuk

A list of our subsidiaries and affiliates together with a brief description of their business is set forth below:

Name	Business
Greenpro Capital Corp. (Nevada, USA)	Provides cloud system resolution, financial consulting services and corporate accounting services

Greenpro Resources Limited (British Virgin Islands)	Holding company

Greenpro Holding Limited (Hong Kong)	Holds life insurance products

Greenpro Resources (HK) Limited (Hong Kong)	Holds Greenpro intellectual property and currently holds six trademarks and applications thereof

Greenpro Resources Sdn. Bhd. (Malaysia)	Holds real property usable as offices in Malaysia

Greenpro Management Consultancy (Shenzhen) Limited (China)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory, transaction services in China

Shenzhen Falcon Finance Consulting Limited (China)	Provide Hong Kong Company Formation Advisory Services & Company Secretarial Services and Financial Services. Client Base in China

Greenpro Capital Village Sdn Bhd (Formerly known as Greenpro Global Advisory Sdn. Bhd.) (Malaysia)	Provide educational and support services via seminars and courses to new start-up companies or SME.

Greenpro Financial Consulting Limited (Belize)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory, transaction services

Asia UBS Global Limited ~(Belize)	Provide business advisory services with main focus on offshore company formation advisory and company secretarial service, such as tax planning, bookkeeping and financial review. It focuses on South East Asia and China clients.

Asia UBS Global Limited~ (Hong Kong)	Provide business advisory services with main focus on Hong Kong company formation advisory and company secretarial service, such as tax planning, bookkeeping and financial review. It focuses on Hong Kong clients.

Ace Corporate Services Limited (Hong Kong)	Provide Offshore Company Formation Advisory Services & Company Secretarial Services. Client Base in Hong Kong & China

Falcon Secretaries Limited (Hong Kong)	Provide Hong Kong Company Formation Advisory Services & Company Secretarial Services. Client Base in Hong Kong & China

Yabez (Hong Kong) Company Limited (Hong Kong)	Provides Hong Kong company formation advisory services, corporate secretarial services and IT related services to Hong Kong based clients.

Yabez Business Service (SZ) Company Limited (China)	Provides Shenzhen company formation advisory services, corporate secretarial services and IT related services to China based clients.

Greenpro Venture Capital Limited (Anguilla)	Holding company

Forward Win International Limited (Hong Kong)	Holding Hong Kong real estate for investment purpose

Chief Billion Limited (Hong Kong)	Holding Hong Kong real estate for investment purpose

Greenpro Venture Cap (CGN) Limited (Anguilla)	Holding company which holds 20% shareholding of CGN Nanotech Inc.

Name Change

On May 6, 2015, we changed our name from Greenpro, Inc. to Greenpro Capital Corp. to facilitate our re-branding efforts and develop and enhance our business.

Acquisition History

Acquisition of Greenpro Resources Limited

On July 31, 2015, we consummated the acquisition of 100% of the issued and outstanding securities of Greenpro Resources Limited, a British Virgin Islands corporation and affiliate of GRNQ, (“GRBV”). As consideration thereof, GRNQ issued to the shareholders of GRBV 9,070,000 restricted shares of GRNQ’s common stock (valued at $3,174,500 based on the average closing price of the six trading days preceding July 28, 2015 of $0.35 per share) and paid US$25,500 in cash, representing an aggregate purchase price of US$3,200,000. The purchase price was determined based on the existing business value of GRBV, carrying value of GRBV properties, brand names of GRBV and settlement of GRBV founder initial investment.

GRBV provides corporate advisory services such as tax planning, cross-border listing solution and advisory, and transaction services. It also owns real estate in Selangor Darul Ehsan, Malaysia and Kuala Lumpur, Malaysia that are currently being operated as investment properties. Through our acquisition of GRBV, we hope to expand our customer and revenue base as well as broaden the range of services we offer.

As of July 31, 2015, Lee Chong Kuang, our Chief Executive Officer, President and director, is also the Chief Executive Officer, President and director of GRBV. Mr. Lee holds 44.6% of our issued and outstanding securities and 50% of the issued and outstanding securities of GRBV. Gilbert Loke Che Chan, our Chief Financial Officer, Secretary, Treasurer and director, is also the Chief Financial Officer and director of GRBV. Mr. Loke holds 44.6% of our issued and outstanding securities and 50% of the issued and outstanding securities of GRBV. Upon the consummation of the acquisition, Messrs. Lee and Loke collectively received US$25,500 in cash and 9,070,000 shares of our restricted common stock.

Acquisition of A&G International Limited

On September 30, 2015, GRNQ completed the acquisition of 100% of the issued and outstanding securities of A&G International Limited, a Belize corporation (“A&G”). In connection therewith, GRNQ issued to Yap Pei Ling, the shareholder of A&G, 1,842,000 restricted shares of GRNQ’s common stock, representing an aggregate purchase price of $957,840 based on the average closing price of the ten trading days preceding July 31, 2015, the date of the acquisition agreement, of $0.52 per share. The purchase price was determined based on the existing business value generated from A&G.

Ms Yap Pei Ling, the director and sole shareholder of A&G, is the spouse of Lee Chong Kuang, our Chief Executive Officer, President and director.

A&G provides corporate and business advisory services through its wholly-owned subsidiaries as set forth below:

Name	Business
Asia UBS Global Limited (Hong Kong)	Provide business advisory services with main focus on Hong Kong company formation advisory and company secretarial service, such as tax planning, bookkeeping and financial review. It focuses on Hong Kong clients.

Asia UBS Global Limited (Belize)	Provide business advisory services with main focus on offshore company formation advisory and company secretarial service, such as tax planning, bookkeeping and financial review. It focuses on South East Asia and China clients.

A chart of A&G’s corporate structure is set forth below.

On December 30, 2015, A&G International Limited transferred all of the issued and outstanding securities of Asia UBS Global Limited, a Belize Corporation, and Asia UBS Global Limited, a Hong Kong limited company, to Greenpro Resources Limited to simplify our corporate structure. A&G International Limited, now a corporation with no assets, was subsequently transferred back to Ms Yap Pei Ling.

Acquisition of Falcon Secretaries Limited, Ace Corporate Services Limited and Shenzhen Falcon Financial Consulting Limited

On September 30, 2015, GRNQ completed the acquisition of all of the issued and outstanding securities of Falcon Secretaries Limited, Ace Corporate Services Limited and Shenzhen Falcon Financial Consulting Limited (these companies collectively known as “F&A”). As consideration therefor, GRNQ issued to Ms. Chen Yan Hong, the sole shareholder of F&A, 2,080,200 restricted shares of GRNQ’s common stock, representing an aggregate purchase price of $1,081,704 based on the average closing price of the ten trading days preceding July 31, 2015, the date of the acquisition agreement, of $0.52 per share. The purchase price was determined based on the existing business value generated from F&A.

Ms, Chen Yan Hong, the director and sole shareholder of F&A, is also the director and legal representative of Greenpro Management Consultancy (Shenzhen) Limited, one of the subsidiaries of GRNQ.

F&A provides corporate and business advisory services as set forth below:

Name	Business
Falcon Secretaries Limited (Hong Kong)	Provide Hong Kong Company Formation Advisory Services & Company Secretarial Services. Client Base in Hong Kong & China

Ace Corporate Services Limited (Hong Kong)	Provide Offshore Company Formation Advisory Services & Company Secretarial Services. Client Base in Hong Kong & China

Shenzhen Falcon Financial Consulting Limited (China)	Provide Hong Kong Company Formation Advisory Services & Company Secretarial Services and Financial Services. Client Base in China

Acquisition of Yabez (Hong Kong) Company Limited

On September 30, 2015, GRNQ completed its acquisition of 60% of the issued and outstanding securities of Yabez (Hong Kong) Company Limited, a Hong Kong corporation (“Yabez”), entered into a Sale and Purchase Agreement (the “Yabez Purchase Agreement”). As consideration therefor, GRNQ issued to the shareholders of Yabez 486,171 restricted shares of GRNQ’s common stock, representing an aggregate purchase price of $252,808 based on the average closing price of the ten trading days preceding July 31, 2015, the date of the acuiqistion agreement, of $0.52 per share. The purchase price was determined based on the existing business value generated from Yabez. Yabez provides Hong Kong company formation advisory services, corporate secretarial services and IT related services to Hong Kong based clients.

Acquisition of Greenpro Venture Capital Limited, an Anguilla corporation

On September 30, 2015, GRNQ acquired all of the issued and outstanding securities of Greenpro Venture Capital Limited, an Anguilla corporation, (“GPVC”) from its shareholders, Lee Chong Kuang and Loke Che Chan Gilbert. As consideration thereof, GRNQ issued to the shareholders of GPVC 13,260,000 restricted shares of GRNQ’s common stock (valued at $7,956,000 based on the signed Memorandum of Understanding on July 25, 2015 of $0.6 per share) and paid US$6,000 in cash, representing an aggregate purchase price of US$7,962,000. The purchase price was determined based on the existing business value of GPVC, covering all the customers, fixed assets, investment, cash and cash equivalents, liabilities of GPVC.

As of September 30, 2015, Mr. Lee Chong Kuang, our Chief Executive Officer, President and director, is also the Chief Executive Officer, President and director of GPVC. Mr. Lee holds 43.02% of our issued and outstanding shares and 50% of the issued and outstanding shares of GPVC. Mr. Loke Che Chan Gilbert, our Chief Financial Officer, Secretary, Treasurer and director, is also the Chief Financial Officer and director of GPVC. Mr. Loke holds 43.02% of our issued and outstanding shares and 50% of the issued and outstanding shares of GPVC. Upon the consummation of the Acquisition, Messrs. Lee and Loke received US$6,000 in cash and US$7,956,000 in shares, which equivalent to 13,260,000 shares of our restricted common stock. Mr. Lee Chong Kuang is the sole director of Greenpro Venture Cap (CGN) Limited. Mr. Loke Che Chan Gilbert is the CFO, Treasurer, Secretary & Director of CGN Nanotech Inc and Mr. Lee is the shareholder of CGN Nanotech Inc. Greenpro Resources limited (BVI), which is a subsidiary of GRNQ, is the director of the Forward Win International Limited.

GPVC is an investment holding company with holdings in the following businesses:

Name	Shareholding	Business
Rito Group Corp. (Nevada, USA)	29.5%	Providing an online platform for merchants and customers to facilitate transactions
Forward Win International Limited (Hong Kong)	60%	Holding Hong Kong real estate for investment purpose
DSwiss, Inc. (Nevada, USA)	29.5%	Retailing in slimming and beauty products
Chief Billion Limited (Hong Kong)	100%	Holding Hong Kong real estate for investment purpose
Greenpro Venture Cap (CGN) Limited (Anguilla)	100%	Holding company which holds 20% shareholding of CGN Nanotech Inc.
CGN Nanotech Inc. (Nevada, USA)	20% (indirect)	Trading and distributing of Nano-ceramic lighting products.

A chart of GPVC’s corporate structure and holdings is set forth below.

Description of Business

Our Services

We provide a range of services as a package solution (the “Package Solution”) to our clients. It is our intention to develop the Package Solution, which will build the cloud solution into the traditional accounting services. By offering the Package Solution, we believe that our potential clients can reduce their business costs and improve their revenues.

Cross-Border Business Solutions/Cross-Border Listing Solution

We provide a full range of cross-border services to small to mid-sized businesses to assist them in conducting their business effectively and generate revenue from such service. Our “Cross-Border Business Solution” include the following services:

●	Advising clients for company formation of in Hong Kong, U.S., British Virgin Island and other overseas jurisdictions

●	Providing assistant in setting up bank accounts with banks in Hong Kong to facilitate clients’ banking operations

●	Providing bank loan referrals services

●	Providing company secretarial services

●	Assisting in applying business registration certificate with the Inland Revenue Department of Hong Kong

●	Providing corporate finance consulting services

●	Providing due diligence investigations and valuation of companies

●	Advising clients regarding debt and company restructuring

●	Providing liquidation, insolvency, bankruptcy and individual voluntary arrangement advice and assistance

●	Designing marketing strategy and promote the company’s business, products and services

●	Providing financial and liquidity analysis

●	Assisting in setting up cloud invoicing system for clients

●	Assisting in liaising with capital funds for raising capitals

●	Assisting in setting up cloud inventory system to assist clients to record, maintain and control their inventories and knowing their inventory levels

●	Assisting in setting up cloud accounting system to enable clients to keep track of their financial performance

●	Assisting client’s payroll matters operated in our cloud payroll system

●	Assisting clients in tax planning, preparing the tax computation and compiling with the filing of profits tax with the Inland Revenue Department of Hong Kong

Upon our acquisition of Greenpro Resources Limited in July 31, 2015, we also broadened our range of services to include the following:

●	Cross border listing advisory services

●	International tax planning in China

●	Trust and wealth management

●	Transaction services

With growing competition and increasing economic sophistication, we believe more companies need strategies for cross-border restructuring and other corporate matters. Our plan is to bundle our Cross Border Business Solution services with our Cloud Accounting Solution.

Record Management Services

We believe that it is important to establish a records management solution across the enterprises that offers our clients a convenient and cost effective way to store, categorize and access business records. We offer our clients a cloud record management system to store our future clients’ business information and supplement our cloud product with general bookkeeping services. We intend to use third party accounting software that has been developed in accordance with the accounting principles in Hong Kong and is compliant with tax legislation to deal with day-to-day accounts to ensure that all bookkeeping records are clear and accurate. In addition, we plan to provide a general ledger to a client as well as spreadsheet, income statements, cash flow statements, and balance sheets. We anticipate that by using our record management solutions, our clients will be able to share and make decision quickly and effectively without wasting valuable resources and becoming more competitive.

Accounting Outsourcing Services

We hope to develop a network of relationships with professional firms from Hong Kong, Malaysia and China that can provide company secretarial, business centers and virtual offices, book-keeping, tax compliance and planning, payroll management, business valuation, and or wealth management services to our prospective clients. We also hope to include accounting firms within this network so that they can provide general accounting, financial evaluation and advisory services to our prospective clients that are local to such professional firm. We hope that firms within our professional network will refer to us their international clients that may need our book-keeping, payroll, company secretarial and tax compliance services. We believe that this accounting outsourcing service arrangement will be beneficial to our prospective clients by providing a convenient, one-stop firm for their local and international business and financial compliance and governance needs.

We also plan to engage with strategic partners to assist us in accounting outsourcing services, including Netiquette Software, Xero, and Feng Office.

Cloud Accounting Solution

We intend to develop a cloud accounting system, which can assist small business clients to manage their books and financial records. The cloud accounting system we intend to develop is a device related to book-keeping and accounting through an Internet based platform. It is a program for organizational finance, which we anticipate will allow users to perform accounting-related functions such as making records of money received by a company, billing a company’s clients, managing the inventory, and recording the financial transactions through the cloud platform.

Besides recording a company’s financial data, the cloud accounting system we expect to develop will be able to assist clients to create the financial statements such as the balance sheets, the income statements and statements of cash flow. It is our belief that the cloud based system will enable the potential clients to keep track of their income and expense, create invoices, manage banking accounts, and prepare monthly accounts for management’s review. The designed functions of this system will include reminding the future clients to properly record assets or revenues for its business therefore assisting them to more effectively and economically prepare financial statements and monitor the financial performance of their businesses. We expect that the potential clients could scale at the speed of their businesses, and expand their businesses into larger markets with the assistance of cloud accounting system.

We hope to begin development of our cloud accounting system by the 3 rd quarter of 2016. We may also seek potential partners to jointly develop the cloud accounting system to develop the business.

Our Service Rates

There are two types of fees we expect to charge based on the services described above. One is project-based fees, where we will charge 10% -25% of the revenues of the projects that are completed by assistance of our services. Such projects include the transaction projects, the contract compliance projects, and the business planning projects. Another type of fee is a flat rate fee or fixed fee where our professionals provides expertise to our clients and charge the fees based on the estimation of complexity and timing of the project. For example, for the cross-border business solution, we plan to charge our client a monthly fixed fee.

Our Venture Capital Business Segment

Venture Capital Investment

As a result of our acquisition of Greenpro Venture Capital Limited in September 30, 2015, we entered the venture capital business in Hong Kong with a focus on companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand, and Singapore. Our venture capital business segment will focus on establishing a business incubator for start-up and high growth companies to support them during their critical growth periods and investing in select start-up and high growth companies.

We believe that a company’s life cycle can be divided as seed stage, start up stage, expansion stage, mature stage and decline stage.

●	Seed stage: Financing is needed for research, assets and the development of an initial business concept before the business has reached the start-up phase. The company usually has relatively low costs in developing the business idea. The ownership model is considered and implemented.

●	Start-up stage: Financing is needed for product development and initial marketing. Firms in this phase may be in the process of setting up a business or they might have been in the business for short time, but not sold their products commercially. In this phase, cost are increasing affectedly because of e.g. product development, market research and the need of recruiting personnel. Low levels of revenues are starting to generate.

●	Expansion stage: Financing is needed for the growth and expansion. Capital may be used to finance increased production capacity, product or market development or hire additional personnel. In the early expansion phase, sales and production increase but there is not yet any profit. In the later expansion stage, the business typically needs extra capital in addition to organically generated profit, for further development, marketing or product development.

We expect that most of a company’s funding needs will occur during the first three stages.

We expect our business incubators to provide valuable support to young, emerging growth and potential high growth companies at critical junctures of their development. For example, our incubators will offer office space at a below market rental rate. We will also provide our expertise, business contacts, introductions and other resources to assist their development and growth. Depending on each individual circumstance, we may also take an active advisory role of our portfolio companies including board representation, strategic marketing, corporate governance, and capital structuring. We believe that the future growth of those prospects start-up companies will be our potential investment opportunities

In addition to our business incubator, we have also invested cash and cash equivalents in companies that we believe have high growth potential in exchange for an equity position in such companies. As of the date of this annual report, we have made investments into following companies:

Name	Shareholding	Business
Rito Group Corp. (Nevada, USA)	29.5%	Providing an online platform for merchants and customers to facilitate transactions
Forward Win International Limited (Hong Kong)	60%	Holding Hong Kong real estate for investment purpose
DSwiss, Inc. (Nevada, USA)	29.5%	Retailing in slimming and beauty products
Chief Billion Limited (Hong Kong)	100%	Holding Hong Kong real estate for investment purpose
Greenpro Venture Cap (CGN) Limited (Anguilla)	100%	Holding company which holds 20% shareholding of CGN Nanotech Inc.
CGN Nanotech Inc. (Nevada, USA)	20% (indirect)	Trading and distributing of Nano-ceramic lighting products.
Lepora Holdings Corporation (Nevada, USA)	30%	Offering innovative home products for improving air, water, home and health.
NPQ Holdings Limited (Nevada, USA)	19.28%	Providing mobile Apps, restaurant management system and cloud ERP.

At this time, we do not expect to acquire more than 30% of any single company.

Our business processes for our investing side of the venture capital business segment are as follows:

●	Step 1. Generating Deal Flow: We expect to actively search for entrepreneurial firms and to generate deal flow through our business incubator and the personal contacts of our executive team. We also anticipate that entrepreneurs will approach us for financing.

●	Step 2. Investment Decision: We will evaluate, examine and engage in due diligence of a prospective portfolio company, including but not limited to product/services viability, market potential and integrity as well as capability of the management. After that both parties arrive at an agreed value for the deal. Following that is a process of negotiation, which if successful, ends with capital transformation and restructuring.

●	Step 3. Business Development and Value Adding: In addition to capital contribution, we expect to provide expertise, knowledge and relevant business contacts to the company.

●	Step 4. Exit: There are several ways to exit an investment in a company. Common exits are:

● IPO (Initial Public Offering): The venture’s shares are offered in a public sale on an established securities market.

● Trade sale (Acquisition): The entire venture is sold to another company.

● Secondary sale: The venture capital firm’s sell their part of the venture’s shares only.

● Buyback or MBO: Either the entrepreneur or the management of the firm buys back the venture capital company’s shares of the firm.

● Reconstruction, liquidation or bankruptcy: If the project fails the venture capital firms will restructure or close down the venture.

Our objective for equity investors is to achieve a superior rate of return through the eventual and timely disposal of investments. We expect to look for businesses that meet the following criteria:

●	high growth prospects

●	ambitious teams

●	viability of product or service

●	experienced management

●	ability to convert plans into reality

●	justification of venture capital investment and investment criteria

Our Venture Capital Related Education and Support Services.

In addition to providing venture capital services through GPVC, we also hope to provide educational and support services that we believe will be synergistic with our venture capital business. Specifically, we hope to arrange one or more seminars called the CEO & Business Owners Strategic Session (CBOSS) for business owners who are interested in the following:

●	Developing the business globally

●	Expanding business with increase capital funds

●	Creating a sustainable SME business model

●	Accelerating the growth of the business

●	Increasing company cash flow significantly

The objective the CBOSS seminar is to educate the Chief Executive Officer or business owner on how to acquire “smart capital” and the considerations involved. We expect the seminar to include an introduction to the basic concepts of “smart capital,” “wealth and value creation,” recommendation and planning and similar topics. We believe that this seminar will synergistically support our venture capital business segment.

We intend to provide these educational services through our subsidiary Greenpro Global Advisory Sdn. Bhd., which was renamed Greenpro Capital Village Sdn. Bhd. on September 23, 2015.

On October 1, 2015, QSC Asia Sdn. Bhd., an unaffiliated third party, acquired 49% of Greenpro Capital Village Sdn. Bhd. in consideration of $11,000 (RM 49,000) from Greenpro Financial Consulting Limited. Concurrently with such sale, Greenpro Financial Consulting Limited transferred 51% of Greenpro Capital Village Sdn. Bhd. to Greenpro Holding Limited, our subsidiary.

Sales and Marketing

We plan to deploy three strategies to accomplish our goal in marketing the brand of Greenpro: leadership, market segmentation, and sales management process development.

●

Building Brand Image: Greenpro’s marketing efforts will focus on building the image of our extensive knowledge and expertise of our professionals and expertise. We intend to conduct the market campaign through media visibility, seminars, webinars, and the creation of a wide variety of white papers, newsletters, books, and other information offerings to build the image of our professional services.

●	Market segmentation: We plan to devote our marketing resources to the highly measurable and high return on investment tactics that specifically target those industries and areas where Greenpro has particularly deep experience and capabilities. These efforts typically involve local, regional or national trade show and event sponsorships, targeted direct mail, email, and telemarketing campaigns, and practice and industry specific micro-sites, newsletters, etc. in the Asia region.

●	Social Media: We plan to begin a social media campaign utilizing blogs, twitter, Facebook, and LinkedIn after we secure sufficient financing. A targeted campaign will be made to the following groups of clients: law firms, auditing firms, consulting firms, small to mid-size enterprises in different industries, including biotechnologies, intellectual property, information technologies and real estate.

Market Opportunities

It is our intention to assist our potential clients in preparing their financial statements at a lower cost and to provide security based on such financial information since the data is stored on the cloud system. We anticipate a market with growing needs in South East Asia. We believe that today there is an increasing need for enterprises in different industries to maximize their performance with cost effective methods. We believe our services will create numerous competitive advantages for our potential clients. With support from Greenpro, we believe our future clients can focus on developing their businesses and expanding their own client portfolio.

We believe the main drivers for the growth of our business are the products and services together with the resources such as office network, professional staff members, and operation tools to make the advisory and consulting business more competitive.

Customers

Prior to the consummation of the previously described acquisitions, we generated minimal revenue from three clients in Hong Kong in the ordinary course of business. The revenue generated related to our assistance on the clients’ company formation and secretary services. After the consummation of such acquisitions, we expect to generate revenues from clients located globally including those from Hong Kong, China, Malaysia, Singapore, Indonesia, Thailand, Australia, Japan, Korea, Taiwan, Russia, USA, Malta, and France.

We currently provide professional business services to small to mid-size companies from various countries and in various industries. We also plan to serve as support to professional service providers such as auditing firms and law firms. We also provide various professional services to our clients and enable them to focus their resources on their own operational competencies. Depending on a client’s size and capabilities, it has the option to choose to utilize one, some or many of the diverse and integrated services to be offered by Greenpro. Our services will seek to cover the traditional accounting services bundled with cloud accounting solution together with business consulting and advisory. We intend to focus on developing our client base in Hong Kong, China and Malaysia.

Our venture capital business segment will initially focus on Hong Kong and Southeast Asia start-ups and high growth companies. We hope to generate deal flow through personal contacts of our management team as well as through our business incubator.

We generated net revenues of $2,946,164 during the fiscal year ended December 31, 2015. Our venture capital business accounted for approximately 55.6% of our net revenue. We are not a party to any long-term agreements with our customers.

Competition

Our industry is highly competitive. We compete with local and international venture capital, financial advisory and corporate business service companies such as Cornerstone Management Group in Hong Kong, CST Tax Advisor in Singapore and Maceda Valencia & Co in Philippines that provide services comparable to our Packaged Solution. We also compete with numerous local and international financial advisory and corporate business service companies that do not offer our broad range of services but focus on specialized areas such as tax planning, cross-border solutions, and the like. Some of our competitors may provide a broader selection of services, including investment banking services, which may position them better among customers who prefer to use a single company to meet all of their financial and business advisory needs. In addition, some of our competitors are substantially larger than we are, may have substantially greater resources than we do or may offer a broader range of products and services than we do. We believe that we compete on the basis of a number of factors, including breadth of service and product offerings, one stop convenience, pricing, marketing expertise, service levels, technological capabilities and integration, brand and reputation.

Intellectual Property

We intend to protect our investment in the research and development of our products and technologies. We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction. Currently, our revenue is derived principally from our operations in Hong Kong and Malaysia, where intellectual property protection may be limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend protect our trademarks against infringement and also seek to register design protection where appropriate.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require some of our employees to execute confidentiality agreements upon the commencement of employment with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Government Regulation

We intend to provide our Package Solution initially in Hong Kong, China and Malaysia, which we believe would welcome outsourcing support services. Further, we believe these markets are the central and regional markets for many customers doing cross border businesses in Asia. We plan to target those customers from South East Asia doing international business and plan to provide our Package Solution to meet their needs. Our planned Packaged Solution will be structured in Hong Kong but services may be outsourced to lower cost jurisdictions such as Malaysia, which encourage and welcome outsourcing services.

The following regulations are the applicable laws and regulations that may be applicable to us:

Hong Kong

Our businesses located in Hong Kong are subject to the general laws in Hong Kong governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws. Because our website is maintained through the server in Hong Kong, we expect that we will be required to comply with the rules of regulations of Hong Kong governing the data usage and regular terms of service applicable to our potential customers. As the information of our potential customers is preserved in Hong Kong, we will need to comply with the Hong Kong Personal Data (Privacy) Ordinance (Cap 486).

The Employment Ordinance is the main piece of legislation governing conditions of employment in Hong Kong since 1968. It covers a comprehensive range of employment protection and benefits for employees, including Wage Protection, Rest Days, Holidays with Pay, Paid Annual Leave, Sickness Allowance, Maternity Protection, Statutory Paternity Leave, Severance Payment, Long Service Payment, Employment Protection, Termination of Employment Contract, Protection Against Anti-Union Discrimination.

An employer must also comply with all legal obligations under the Mandatory Provident Fund Schemes Ordinance, (CAP485). These include enrolling all qualifying employees in MPF schemes and making MPF contributions for them. Except for exempt persons, employer should enroll both full-time and part-time employees who are at least 18 but under 65 years of age in an MPF scheme within the first 60 days of employment. The 60-day employment rule does not apply to casual employees in the construction and catering industries.

We are required to make MPF contributions for our Hong Kong employees once every contribution period (generally the wage period). Employers and employees are each required to make regular mandatory contributions of 5% of the employee’s relevant income to an MPF scheme, subject to the minimum and maximum relevant income levels. For a monthly-paid employee, the minimum and maximum relevant income levels are $7,100 and $30,000 respectively.

Malaysia

Our businesses located in Malaysia are subject to the general laws in Malaysia governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws including the Computer Crime Act 1997 and The Copyright (Amendment) Act 1997. We believe that the focus of these laws realize it is an issue of censorship in Malaysia. But we believe this issue will not impact our businesses because the censorship focus on media controls and does not relate to cloud based technology we plan to use.

Our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats. Such regulation may result in higher than anticipated administrative and operational costs.

China

A portion of our acquired businesses is located in China and subject to the general laws in China governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws.

Employment Contracts

The Employment Contract Law was promulgated by the National People’s Congress’ Standing Committee on June 29, 2007 and took effect on January 1, 2008. The Employment Contract Law governs labor relations and employment contracts (including the entry into, performance, amendment, termination and determination of employment contracts) between domestic enterprises (including foreign-invested companies), individual economic organizations and private non-enterprise units (collectively referred to as the “employers”) and their employees.

a. Execution of employment contracts

Under the Employment Contract Law, an employer is required to execute written employment contracts with its employees within one month from the commencement of employment. In the event of contravention, an employee is entitled to receive double salary for the period during which the employer fails to execute an employment contract. If an employer fails to execute an employment contract for more than 12 months from the commencement of the employee’s employment, an employment contract would be deemed to have been entered into between the employer and employee for a non-fixed term.

b. Right to non-fixed term contracts

Under the Employment Contract Law, an employee may request for a non-fixed term contract without an employer’s consent to renew. In addition, an employee is also entitled to a non-fixed term contract with an employer if he has completed two fixed term employment contracts with such employer; however, such employee must not have committed any breach or have been subject to any disciplinary actions during his employment. Unless the employee requests to enter into a fixed term contract, an employer who fails to enter into a non-fixed term contract pursuant to the Employment Contract Law is liable to pay the employee double salary from the date the employment contract is renewed.

c. Compensation for termination or expiry of employment contracts

Under the Employment Contract Law, employees are entitled to compensation upon the termination or expiry of an employment contract. Employees are entitled to compensation even in the event the employer (i) has been declared bankrupt; (ii) has its business license revoked; (iii) has been ordered to cease or withdraw its business; or (iv) has been voluntarily liquidated. Where an employee has been employed for more than one year, the employee will be entitled to such compensation equivalent to one month’s salary for every completed year of service. Where an employee has employed for less than one year, such employee will be deemed to have completed one full year of service.

d. Trade union and collective employment contracts

Under the Employment Contract Law, a trade union may seek arbitration and litigation to resolve any dispute arising from a collective employment contract; provided that such dispute failed to be settled through negotiations. The Employment Contract Law also permits a trade union to enter into a collective employee contract with an employer on behalf of all the employees.

Where a trade union has not been formed, a representative appointed under the recommendation of a high-level trade union may execute the collective employment contract. Within districts below county level, collective employment contracts for industries such as those engaged in construction, mining, food and beverage and those from the service sector, etc., may be executed on behalf of employees by the representatives from the trade union of each respective industry. Alternatively, a district-based collective employment contract may be entered into.

As a result of the Employment Contract Law, all of our employees have executed standard written employment agreements with us. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

On October 28, 2010, the National People’s Congress of China promulgated the PRC Social Insurance Law, which became effective on July 1, 2011. In accordance with the PRC Social Insurance Law, the Interim Regulations on the Collection and Payment of Social Security Fund and other relevant laws and regulations, China establishes a social insurance system including basic pension insurance, basic medical insurance, work-related injury insurance, unemployment insurance and maternity insurance. An employer shall pay the social insurance for its employees in accordance with the rates provided under relevant regulations and shall withhold the social insurance that should be assumed by the employees. The authorities in charge of social insurance may request an employer’s compliance and impose sanctions if such employer fails to pay and withhold social insurance in a timely manner. Under the Regulations on the Administration of Housing Fund effective in 1999, as amended in 2002, PRC companies must register with applicable housing fund management centers and establish a special housing fund account in an entrusted bank. Both PRC companies and their employees are required to contribute to the housing funds.

The Ministry of Human Resources and Social Security promulgated the Interim Provisions on Labor Dispatch on January 24, 2014. The Interim Provisions on Labor Dispatch, which became effective on March 1, 2014, sets forth that labor dispatch should only be applicable to temporary, auxiliary or substitute positions. Temporary positions shall mean positions subsisting for no more than six months, auxiliary positions shall mean positions of non-major business that serve positions of major businesses, and substitute positions shall mean positions that can be held by substitute employees for a certain period of time during which the employees who originally hold such positions are unable to work as a result of full-time study, being on leave or other reasons. The Interim Provisions further provides that, the number of the dispatched workers of an employer shall not exceed 10% of its total workforce, and the total workforce of an employer shall refer to the sum of the number of the workers who have executed labor contracts with the employer and the number of workers who are dispatched to the employer.

Foreign Exchange Control and Administration

Foreign exchange in China is primarily regulated by:

●	The Foreign Currency Administration Rules (1996), as amended; and

●	The Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Under the Foreign Currency Administration Rules, if documents certifying the purposes of the conversion of RMB into foreign currency are submitted to the relevant foreign exchange conversion bank, the RMB will be convertible for current account items, including the distribution of dividends, interest and royalties payments, and trade and service-related foreign exchange transactions. Conversion of RMB for capital account items, such as direct investment, loans, securities investment and repatriation of investment, however, is subject to the approval of SAFE or its local counterpart.

Under the Administration Rules for the Settlement, Sale and Payment of Foreign Exchange, foreign-invested enterprises may only buy, sell and/or remit foreign currencies at banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from SAFE or its local counterpart.

As an offshore holding company with a PRC subsidiary, we may (i) make additional capital contributions to our PRC subsidiaries, (ii) establish new PRC subsidiaries and make capital contributions to these new PRC subsidiaries, (iii) make loans to our PRC subsidiaries or consolidated affiliated entities, or (iv) acquire offshore entities with business operations in China in offshore transactions. However, most of these uses are subject to PRC regulations and approvals. For example:

●	capital contributions to our PRC subsidiaries, whether existing or newly established ones, must be approved by the Ministry of Commerce or its local counterparts;

●

loans by us to our PRC subsidiaries, each of which is a foreign-invested enterprise, to finance their activities cannot exceed statutory limits and must be registered with SAFE or its local branches; and

●

loans by us to our consolidated affiliated entities, which are domestic PRC entities, must be approved by the National Development and Reform Commission and must also be registered with SAFE or its local branches.

On August 29, 2008, SAFE promulgated the Circular on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or “Circular 142”. On March 30, 2015, SAFE issued the Circular of the State Administration of Foreign Exchange Concerning Reform of the Administrative Approaches to Settlement of Foreign Exchange Capital of Foreign-invested Enterprises, or “Circular 19”, which became effective on June 1, 2015, to regulate the conversion by foreign invested enterprises, or FIEs, of foreign currency into Renminbi by restricting how the converted Renminbi may be used. Circular 19 requires that Renminbi converted from the foreign currency-dominated capital of a FIE shall be managed under the Accounts for FX settlement and pending payment. The expenditure scope of such Account includes: expenditure within the business scope, payment of funds for domestic equity investment and Renminbi deposits, repayment of the Renminbi loans after completed utilization and so forth. A FIE shall truthfully use its capital by itself within the business scope and shall not, directly or indirectly, use its capital or Renminbi converted from the foreign currency-dominated capital for (i) expenditure beyond its business scope or expenditure prohibited by laws or regulations, (ii) disbursing Renminbi entrusted loans (unless permitted under its business scope), repaying inter-corporate borrowings (including third-party advance) and repaying Renminbi bank loans already refinanced to any third party. Where a FIE, other than a foreign-invested investment company, foreign-invested venture capital enterprise or foreign-invested equity investment enterprise, makes domestic equity investment by transferring its capital in the original currency, it shall obey the current provisions on domestic re-investment. Where such a FIE makes domestic equity investment by its Renminbi conversion, the invested enterprise shall first go through domestic re-investment registration and open a corresponding Accounts for FX settlement and pending payment, and the FIE shall thereafter transfer the conversion to the aforesaid Account according to the actual amount of investment. In addition, according to the Regulations of the People’s Republic of China on Foreign Exchange Administration, which became effective on August 5, 2008, the use of foreign exchange or Renminbi conversion may not be changed without authorization.

Violations of the applicable circulars and rules may result in severe penalties, including substantial fines as set forth in the Foreign Exchange Administration Regulations.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiary or future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from this offering and the concurrent private placement and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Seasonality

Our businesses are not subject to seasonality.

Insurance

We do not current maintain property, business interruption and casualty insurance. As our business matures, we expect to obtain such insurance in accordance customary industry practices in Malaysia, Hong Kong and China, as applicable.

Employees

As of the date of this Current Report, we have 28 employees, including our Chief Executive Officer and Chief Financial Officer, located in the following territories:

As a result of the Employment Contract Law, all of our employees in China have executed standard written employment agreements with us.

Country/Territory	Number of Employees
Malaysia	7
China	12
Hong Kong	9

We are required to contribute to the Employees Provident Fund under a defined contribution pension plan for all eligible employees in Malaysia between the ages of eighteen and fifty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. The participants are entitled to all of our contributions together with accrued returns regardless of their length of service with the company. For the years ended December 31, 2015 and 2014, the contributions are $3,378 and $1,211 respectively.

We are required to contribute to the MPF for all eligible employees in Hong Kong between the ages of eighteen and sixty five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2015 and 2014, Greenpro Resources Limited and its subsidiaries did not have employees in Hong Kong. For the years ended December 31, 2015 and 2014, the MPF contributions by Greenpro Capital Corp. were $11,627 and $489 respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

We are required to contribute to the Social Insurance Schemes and Housing fund Schemes for all eligible employees in PRC. For the years ended December 31, 2015 and 2014, the contributions were $1,772 and $1,876 respectively.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our principal executive office is located at Suite 2201, 22/F, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong. We are subject to a two year operating lease expiring on August 31, 2016 that provides for monthly payments of approximately $8,768.

The Company owns the following properties which are currently used for investment purposes:

Location	Owner	Use
B-7-5, North Point Office Mid Valley City, No. 1, Medan Syed Putra Utara 59200 Kuala Lumpur, Malaysia	Greenpro Resources Sdn. Bhd.	Office Building
D-07-06 and D-07-07 Skypark @ One City Jalan USJ 25.1 47650 Subang Jaya, Selangor, Malaysia	Greenpro Resources Sdn. Bhd.	Investment for rental and capital gains

In May 2013, the Company obtained a loan in the principal amount of MYR1,629,744 (approximately $495,170) from Standard Chartered Saadiq Berhad, a financial institution in Malaysia to finance the acquisition of leasehold office units at Skypark One City, Selangor in Kuala Lumpur, Malaysia. The loan bears interest at the base lending rate less 2.1% per annum, is payable in 300 monthly installments of MYR9,287 (approximately $2,840) each and matures in May 2038. The mortgage loan is secured by (i) the first legal charge over the property, (ii) a personal guarantee by Mr. Lee Chong Kuang and Ms. Yap Pei Ling, the director and spouse of director of the Company, respectively, and (iii) a corporate guarantee by Weld Asia International Sdn Bhd, a related company which controlled by the directors of the Company previously.

In August 2013, the Company, through Mr. Lee Chong Kuang, the director of the Company, obtained a loan in the principal amount of MYR1,074,696 (approximately $326,530) from United Overseas Bank (Malaysia) Berhad, a financial institution in Malaysia, to finance the acquisition of a leasehold office unit at Northpoint, Mid Valley City in Kuala Lumpur, Malaysia. The loan bears interest at the base lending rate less 2.2% per annum, is payable in 360 monthly installments of MYR5,382 (approximately $1,645) each and matures in August 2043. The mortgage loan is secured by the first legal charge over the property.

The Company leases an office in Shenzhen, China, located at Room 2206-2207, Di Wang Building (Shun Hing Square), No. 5002 East Shennan Road, Luohu District, Shenzhen, China. The lease provides for a monthly rental rate of approximately $9,800 and expires on December 31, 2017.

We believe that the current facilities are adequate for our current needs. We intend to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol GRNQ. Our securities were first quoted July 9, 2015. As of March 29, 2016, the closing price of our securities was $5.20.

The following table sets forth the high and low per share bid information for the periods presented as reported on the OTCQB. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

	Price Range
	High		Low
Fiscal 2015*
First quarter	$	N/A	$	N/A
Second quarter	$	N/A	$	N/A
Third quarter		$11.00		$0.35
Forth quarter		$5.25		$2.35

*Based on a fiscal year end of 12/31.

(b) Approximate Number of Holders of Common Stock

As of March 30, 2016, there were approximately 92 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c) Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

(d) Equity Compensation Plan Information

There are no options, warrants or convertible securities outstanding.

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2015, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18 Lafayette Place, Woodmere, NY 11598, telephone number is 212-828-8436.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2015 and 2014, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this annual report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Prospectus filed on September 9, 2014, and our Form 8-K/A filed on September 30, 2015 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this annual report on Form 10-K.

Company Overview

Greenpro Capital Corp. (the “Company” or “Greenpro”), was incorporated in the State of Nevada on July 19, 2013 with a fiscal year end of December 31. Our business and registered office is located at Suite 2201, 22/F., Malaysia Building 50 Gloucester Road, Wanchai, Hong Kong. Our website is at: http://www.greenprocapital.com. Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”). We continue to provide cloud accounting solutions, cross-border business solutions, record management services to small and mid-size businesses located in Asia, with an initial focus on Hong Kong, Malaysia and China.

Greenpro provides a range of services as a package solution (the “Package Solution”) to our clients. It is our intention to develop a “Package Solution,” which will build a cloud solution into traditional accounting services. By using a Package Solution, we believe that our clients can reduce their business costs and improve their revenues.

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. One of our venture capital business segments is focused on establishing a business incubator for start-up and high growth companies to support them during their critical growth periods and investing in select start-up and high growth companies. Our venture capital business is focused on companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand, and Singapore. Another one of our venture capital business segments is focused on rental activities of commercial properties, the sale of investment properties.

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

On October 1, 2015, Greenpro Financial Consulting Limited transferred 51% and 49% shares of Greenpro Capital Village Sdn. Bhd. (Formerly known as Greenpro Global Advisory Sdn. Bhd.) to Greenpro Holding Limited and QSC Asia Sdn Bhd respectively. This subsidiary becomes the new business arm which provides educational and support services.

On October 18, 2015, the Board of Directors (the “Board”) of Greenpro Capital Corp. (the “Company”) appointed Mr. Thanawat Lertwattanarak and Ms. Srirat Chuchottaworn to the Board. The company believed the presence of these new directors can help to develop our business in the Thailand market.

On December 30, 2015, A&G International Limited transferred 100% shares of Asia UBS Global Limited, a Belize Corporation, and Asia UBS Global Limited, a Hong Kong limited company, to Greenpro Resources Limited due to internal restructuring. A&G International Limited, a holding company, was transferred to Ms Yap Pei Ling on the same date with consideration US$1.

On March 14, 2016, the Board appointed Mr. Shum Albert, Mr Chin Kiew Kwong and Mr. Hee Chee Keong to the Board as the independent directors of the Company. On March 23, 2016, our Audit Committee was established and is comprised of our three independent directors.

Liquidity and Capital Resources

As of December 31, 2015, we had working capital of $2,911,967 as compared to working capital of $18,625 as of December 31, 2014. We had total current assets of $5,823,970 consisting of cash on hand of $1,587,861 and Inventory – finished property of $3,746,977. We had current liabilities of $2,912,003 consisting of amount due to shareholders of $2,101,715, and accounts payable and accrued liabilities of $433,350. The Company’s net loss was $383,772 and $133,671 for the years ended December 31, 2015 and 2014, respectively. The Company’s comprehensive loss was $467,816 and $124,130 for the years ended December 31, 2015 and 2014, respectively.

Operating activities

Net cash used in operating activities was $3,390,397 for the year ended December 31, 2015 as compared to net cash used in operating activities of $434,395 for the year ended December 31, 2014.

The cash used in operating activities were mainly for the purchase of Inventory – finished property of $3,746,977. The Company purchased real estate in Hong Kong for trading purpose. Non-cash expenses totaled to $128,083 and $42,368 for the years ended December 31, 2015 and 2014 respectively, which composed primarily of depreciation and amortization of $77,948, surrender charge on life insurance of $45,035 and share of loss on investments in unconsolidated entities of $5,100 for the year ended December 31, 2015.

Investing activities

Net cash used in investing activities was $151,774 and $83,262 for the years ended December 31, 2015 and December 31, 2014 respectively.

The cash used in investing activities were mainly for the payment of life insurance premium of $65,322 and investments in unconsolidated entities of $94,855. On September 9, 2013, the Company purchased insurance on the life of the General Manager of the Company. On May 15, 2015, the Company purchased additional insurance on the life of an executive Corporate Advisor of the Company.

Financing activities

Net cash provided by financing activities was $4,548,865 and $974,977 for the years ended December 31, 2015 and December 31, 2014 respectively. The cash provided by financing activities were mainly from the private placement from our shareholders of $2,819,875 in 2015.

Below is the tabular summary of the financing activities of the Company since inception:

Date	Shares issued	Cash Proceeds from share issuance	Recipients of Shares
August 8, 2013	10,000,000	$1,000	Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert
August 31, 2014 (1)	10,000,000	$82,500	Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert
September 23, 2014 (2)	2,422,800	$605,700	Various Shareholders
July 29, 2015 (3)	9,070,000	-	Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert
July 31, 2015 (4)	4,408,371	-	Various Shareholders
August 20, 2015(5)	625,000	$500,000	Zong Yi Holding Co. Ltd
August 21, 2015(6)	500,000	$500,000	Mr. Thanawat Lertwattanarak and Ms. Srirat Chuchottaworn
August 31, 2015(7)	1,171,000	$1,171,000	Mr. Thanawat Lertwattanarak and Ms. Srirat Chuchottaworn
September 30, 2015 (8)	13,260,000	-	Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert
October 19, 2015(9)	96,270	$144,405	Various Shareholders
December 31, 2015(10)	410,314	$615,471	Two shareholders

1.	The Company issued 10,000,000 restricted common shares at a conversion price of $0.00825 per share to our Chief Executive Officer, Lee Chong Kuang and our Chief Financial Officer, Loke Che Chan, Gilbert for conversion of two 8% Convertible Promissory Notes.

2.	The Company completed a public offering whereby it sold 2,000,000 restricted common shares at $0.25 per share for total gross proceeds of $500,000; and the Company also completed a private placement where it totally issued 422,800 common shares at $0.25 per share to three investors for $105,700 pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

3.	The Company issued 9,070,000 restricted common shares at a price of $0.35 per share and paid US$25,500 in cash, representing an aggregate purchase price of $3,200,000, for the acquisition of an affiliate of the Company, Greenpro Resources Limited, which was wholly owned by our directors Lee Chong Kuang and Loke Che Chan, Gilbert.

4.	The Company issued 1,842,000 restricted common shares at a price of $0.52 per share, representing an aggregate purchase price of $957,840, for the acquisition of A&G International Limited, which was wholly owned by Yap Pei Ling, the spouse of our director Lee Chong Kuang. The Company issued 2,080,200 restricted common shares at a price of $0.52 per share, representing an aggregate purchase price of $1,081,704, for the acquisition of Falcon Secretaries Limited, Ace Corporation Services Limited and Shenzhen Falcon Financial Consulting Limited, which were wholly owned by Chen Yan Hong, a director and legal representative of Greenpro Management Consultancy (Shenzhen) Limited, a subsidiary of the Company. The Company issued 486,171 restricted common shares at a price of $0.52 per share, representing an aggregate purchase price of $252,808, for the acquisition of 60% of the issued and outstanding securities of Yabez (Hong Kong) Company Limited.

5.	The Company completed the sale of 625,000 shares of our restricted common stock at a price of $0.80 per share for aggregate gross proceeds of $500,000 in a private placement to Zong Yi Holding Co. Ltd.

6.	The Company completed the sale of 500,000 shares of our restricted common stock at a price of $1.00 per share for aggregate gross proceeds of $500,000 in a private placement to Thanawat Lertwattanarak and Srirat Chuchottaworn.

7.	The Company issued 1,171,000 restricted common shares at a conversion price of $1.00 per share to our shareholders, Thanawat Lertwattanarak and Srirat Chuchottaworn for the conversion of two 8% Convertible Promissory Notes. (Cash amount of $111,000 was received in 2014.)

8.	The Company issued 13,260,000 restricted common shares at a price of $0.6 per share and paid US$6,000 in cash, representing an aggregate purchase price of $7,962,000, for acquiring an affiliate of the Company, Greenpro Venture Capital Limited, which was wholly owned by our directors Lee Chong Kuang and Loke Che Chan Gilbert.

9.	The Company completed the sale of 96,270 shares of our restricted common stock at a price of $1.50 per share for aggregate gross proceeds of $144,405 in a private placement to certain investors.

10.	The Company completed the sale of 410,314 shares of our restricted common stock at a price of $1.50 per share for aggregate gross proceeds of $615,471 in a private placement to Dongjia Holdings Limited and Fortune Wealth (Asia) Limited.

During the year ended December 31, 2015, a shareholder advanced $500,000 to the Company, which is unsecured, bears interest at 12% per annum and payable with one lump sum in September 2016 up on maturity, for the purpose of business development. The remaining amounts of $5,327 are temporary advances made to the Company by various shareholders, which are unsecured, interest-free and are payable on demand, for working capital purpose.

As of December 31, 2015, the Company expects cash on hand of $1,587,861 to be able to maintain its basic operating requirements for approximately twelve months and to meet its current obligations.

As of December 31, 2015, there were 51,963,755 shares of Common Stock issued and outstanding.

Results of Operation

During the year ended December 31, 2015, we operated in three regions: Hong Kong, Malaysia and China. We derived income from rental activities of our commercial properties, the sale of our investment properties and the provision of services. A table further describing our revenue and cost of revenues is set forth below:

	Year ended December 31,
	2015	2014
REVENUES, NET
- Rental income	$51,464	$31,988
- Sale of properties	1,637,548	-
- Service income
Related parties	243,916	9,819
Unrelated parties	1,013,236	534,523
Total revenues	2,946,164	576,330

COST OF REVENUES
- Cost of rental	(38,354)	(45,146)
- Cost of properties sold	(1,308,205)	-
- Cost of service	(506,306)	(255,392)
Total cost of revenues	(1,852,865)	(300,538)

GROSS PROFIT	1,093,299	275,792

OPERATING EXPENSES:
General and administrative	(1,382,424)	(368,731)

(LOSS) FROM OPERATIONS	(289,125)	(92,939)

Revenues, net

Total revenue was $2,946,164 and $576,330 for the year ended December 31, 2015 and December 31, 2014 respectively. The increase was primarily due to $1,637,548 received from the sale of properties, an increase in service income of $712,810 and an increase in rental income of $19,476.

Rental Income

Revenue from rental was $51,464 and $31,988 for the year ended December 31, 2015 and December 31, 2014 respectively. It was derived principally from the leasing of properties in Malaysia and Hong Kong. We believe our rental income will be quite stable in near future.

Service Income

Revenue from the provision of services was $1,257,152 and $544,342 for the year ended December 31, 2015 and December 31, 2014 respectively. It was derived principally from provision of business consulting and advisory services and company secretarial, accounting and financial review. We experienced an increase in service income as a result of our acquisitions of Greenpro Financial Consulting Limited, A&G Group, F&A Group and Yabez. We expect the service income will be increased in near future after integration of clienteles and increased focus on high-end services.

Sale of properties

Revenue from the sale of properties was $1,637,548 for the year ended December 31, 2015, which was derived from the sale of certain commercial properties located in Hong Kong. During the same period ended December 31, 2015, the Company also purchased property located at Tuen Mun, Hong Kong.

As opportunities permit, management expects to continue to purchase and sell commercial real estate in the near future. Accordingly, we expect revenue and costs attributable to the sale of properties to fluctuate on a going forward basis.

Cost of Revenues

Total cost of revenues was $1,852,865 and $300,538 for the year ended December 31, 2015 and December 31, 2014 respectively. The increase was primarily due to the attributable to the trading of real estate business.

The overall gross profit for the Company was $1,093,299 and $275,792 for the year ended December 31, 2015 and December 31, 2014 respectively. Gross profit as a percentage of total revenues was 37.1% and 47.9% for the same period ended December 31, 2015, and 2014. The decrease was due to the sale of properties with lower profit margin ratio.

Cost of rental

Cost of revenue on rental was $38,354 and $45,146 for the year ended December 31, 2015 and December 31, 2014 respectively. It includes the costs associated with government rent and rates, repairs and maintenance, property insurance, depreciation and other related administrative costs.

Cost of service

Costs of revenue on provision of services was $506,306 and 255,392 for the year ended December 31, 2015 and December 31, 2014 respectively. It primarily consists of employee compensation and related payroll benefits, company formation cost and other professional fees. We experienced an increase in service income as a result of our acquisitions of Greenpro Financial Consulting Limited, A&G Group, F&A Group and Yabez. We expect the cost of service will be increased aligned with the service income.

Cost of properties sold

Cost of revenue on properties sold was $1,308,205 for the year ended December 31, 2015. It primary consists the purchase price of property located at Tuen Mun, Hong Kong, legal fees, improvement costs to the building structure, and other acquisition costs.

As opportunities permit, management expects to continue to purchase and sell commercial real estate in the near future. Accordingly, we expect revenue and costs attributable to the sale of properties to fluctuate on a going forward basis.

Operating Expenses

General and administrative expenses

General and administrative expenses was $1,382,424 and $368,731 for the year ended December 31, 2015 and December 31, 2014 respectively. The increase in general and administrative expenses was primarily due to the increase in directors’ remuneration and housing allowance, salary, office rent, professional and legal fees. We expect out G&A to continue to increase as we integrate our business acquisitions, expand our offices into Thailand and Australia, and deepen our existing businesses.

Other Expenses

Other expenses were $52,371 and $40,732 for the year ended December 31, 2015 and December 31, 2014 respectively. The increase was primarily due to the share of loss on investments in unconsolidated entities and interest expense.

Attributable to non-controlling interest

The Company records income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of consolidated subsidiaries. As of December 31, 2015, the Company holds 60% shareholding of Forward Win International Limited and attributed a net income of $21,578 to the non-controlling interest of Forward Win International Limited for the year ended December 31, 2015. Additionally, as of December 31, 2015, the Company holds 60% shareholding of Yabez (Hong Kong) Company Limited and attributed a net income of $13,265 to the non-controlling interest of Yabez (Hong Kong) Company Limited for the year ended December 31, 2015.

Net Loss

The net loss was $383,772 and $133,671 for the year ended December 31, 2015 and December 31, 2014 respectively. The increase in net loss is due to the cost of business expense such as office rental and staff employment, compliance and professional fee as a public company, and the related expenses incurred during acquisitions of businesses.

Other than as disclosed elsewhere in this annual report, we are not aware of any trends, uncertainties, demands, commitments or events for the year ended December 31, 2015 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2015.

Contractual Obligations

As of December 31, 2015, the Company has leased an office premises in Hong Kong under a non-cancellable operating lease that expire in August 2016. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts. The Company’s subsidiaries lease certain office premises in the PRC under a non-cancellable operating lease that expire in December 2017. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts.

Related Party Transaction

Related party transaction amounted of $243,916 and $9,819 for the year ended December 31, 2015 and December 31, 2014 respectively in business consulting and advisory income. One related party is under common control of Mr. Loke Che Chan, Gilbert, director of the Company, while another related party is under common control of Ms. Chen Yanhong, one of the subsidiaries’ directors of the Company. All of these related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management’s subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following accounting policies are critical in the preparation of our financial statements.

● Inventory – finished property

Inventory – finished property represents a multi-unit property developed for resale on a unit by unit basis. Inventory is stated at cost unless the inventory is determined to be impaired in which case the impaired inventory is written down to fair value. The cost of inventory – finished property includes the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Project wide costs such as property acquisition and certain development costs are allocated to the specific units based upon their relative fair value before construction. All property is finished and ready for sale.

● Investment Property

Investment Property is stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

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

● Plant and equipment

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

● Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trade marks registered in Hong Kong, the PRC, and Malaysia, which are amortized on a straight-line basis over a useful live of ten year. Intangible assets acquired in business combinations are provisionally considered customer lists amortized on a straight-line basis over a useful live of five year.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. The Company’s policy is to perform its annual impairment testing for its intangible assets on December 31, of each fiscal year.

● Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. With the provision of ASC 350 “Goodwill and Other”, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform its annual impairment testing for its reporting units on December 31, of each fiscal year.

● Impairment of long-lived assets

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

● Cash value of life insurance

The cash value of life insurance relates to the Company-owned life insurance policies on the general manager and executive corporate advisor of the Company, which is stated at the cash surrender value of the contract.

● Investments in unconsolidated entities

Under the equity method of accounting, investments in unconsolidated entities are initially recognized in the consolidated balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the entity, distributions received, contributions and certain other adjustments, as appropriate. The Company’s share of the income or loss of the unconsolidated entity is reflected in the consolidated statements of operations and will increase or decrease, as applicable, the carrying value of the Company’s investments in unconsolidated entities on the consolidated balance sheet.

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

● Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income consists of cumulative foreign currency translation adjustments.

● Revenue recognition

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

The Company leases its commercial office premises in Malaysia and Hong Kong under various non-cancelable operating leases with terms of two to three years and renewal options. For the year ended December 31, 2015, the Company has recorded $47,937 in rental revenue, based upon its annual rental over the life of the lease under operating lease, using straight-line method.

As of December 31, 2015, the Company has the aggregate future minimum rental receivable under the non-cancelable leases over the next two years consisted of the followings:

Year ending December 31:
2016	$65,785
2017	31,024

Total	$96,809

(b) Service income

Revenue from the provision of (i) business consulting and advisory services and (ii) company secretarial, accounting and financial review services are recognized when there is (i) an existence of contract or an arrangement (ii) services are rendered, (iii) the service price is fixed or determinable, and (iv) collectability is reasonable assured.

(c) Sale of properties

Revenue from the sale of properties is recognized at the time each unit is delivered and title and possession are transferred to the buyer. Specifically, the Company utilizes the full accrual method where recognition occurs when (i) the collectability of the sales price is reasonably assured, (ii) the seller is not obligated to perform significant activities after the sale, (iii) the initial investment from the buyer is sufficient, and (iv) the Company recognizes revenue when it satisfies a performance obligation by transferring control of a promised property to a customer.

Revenue on sales of properties may be deferred in whole or in part until the requirements for revenue recognition have been met.

● Cost of revenues

Cost of revenue on rental shown on the accompanying statements of operations include costs associated with government rent and rates, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fee and utility expenses are paid directly by tenants.

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

● Non-controlling interest

Non-controlling interest represent the capital contribution, income and loss attributable to the shareholders of less than wholly-owned and consolidated entities.

● Income taxes

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

● Foreign currencies translation

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and record in a local currency, Malaysian Ringgit (“MYR”), Renminbi (“RMB”), and Hong Kong Dollars (“HK$”), which is also the respective functional currencies for each subsidiary as they are the primary currency of the economic environment in which each subsidiary operates.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the years ended December 31,
	2015	2014
Period-end MYR : US$1 exchange rate	4.29	3.61
Period-average MYR : US$1 exchange rate	3.83	3.45
Period-end RMB : US$1 exchange rate	6.49	6.17
Period-average RMB : US$1 exchange rate	6.24	6.15
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

● Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two reportable operating segments in Hong Kong, China, and Malaysia.

● Fair value of financial instruments

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

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Observable inputs such as quoted prices in active markets;

●	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

● Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after January December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term “substantial doubt” and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for the annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosure required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2016.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2015.

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

During the quarterly report as of September 30, 2015, we did not maintain adequate controls to ensure that purchase accounting was correctly applied pursuant to U.S. generally accepted accounting principles as defined in ASC 805 and related interpretations. Specifically, we did not sufficiently allocate the purchase consideration in connection with our acquisition of F&A and Yabez. We considered the processes followed to initially account for the acquisition that included assistance from independent valuation consultants and the complexities involved in applying the unique circumstances associated with the transaction to the pertinent literature, and determined that this significant deficiency did not constitute a material weakness in internal controls over financial reporting and that the Company’s internal knowledge base and process regarding purchase accounting has now been remediated with heightened awareness and further expertise in this area.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2015, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We have increased our personnel resources and technical accounting expertise within the accounting function, however, we should continue to hire one or more personnel for the function. We will create a position to segregate duties consistent with control objectives. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. We also plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the mid of fiscal year 2016. Additionally, we plan to test our updated controls and remediate our deficiencies in year 2016.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Positions and Offices

Lee Chong Kuang	42	President, Chief Executive Officer, Director
Loke Che Chan, Gilbert	60	Chief Financial Officer, Secretary, Treasurer, Director
Thanawat Lertwattanarak	45	Director
Srirat Chuchottaworn	47	Director
Hee Chee Keong	44	Independent Director
Shum Albert	56	Independent Director
Chin Kiew Kwong	44	Independent Director

Lee Chong Kuang , age 42, has served as our Chief Executive Officer, President and director since July 19, 2013. From 2003 until January 30, 2015, Mr. Lee served as a director of Asia UBS Global Ltd, a Hong Kong company, which he founded in 2003. He served as director, Chief Financial Officer and Treasurer of Odenza Corp. (ODZA: OTCQB) since February 4, 2013. He also served as the Chief Financial Officer and director of Moxian Corporation since October 5, 2012. The registration of Moxian Corporation was revoked on December 24, 2014. From 1997 to 2000, Mr. Lee worked at K. Y. Ho & Co, Chartered Accountants. He began his professional career with Siva Tan & Co., a Chartered Accountant firm in Malaysia in 1995 where he remained until 1997.

As a qualified member of the ACCA and Malaysia Institute of Accountants, Mr. Lee earned his professional qualification from the Hong Kong Institute of Certified Public Accountants and extended his professional services covering accounting, tax, corporate structuring planning with special focus in cross-border client nature, in addition to his accounting software businesses. Mr. Lee established the Cross Border Business Association (CBBA) – a NGO (Non-Government Organization) established under Hong Kong Society Act - to provide information and professional advice in Cross Border Business for its investment members. For the Cross Border Investment especially in the mining resources companies which are growing fast since 2011, Mr. Lee continues to support its clients by using cloud platform to strengthen its clientele through the use of technology advancement and models such as SaaS, PaaS, etc., for accounting and management solution purposes.

Mr. Lee brings to the Board of Directors business leadership, corporate strategy and accounting and financial expertise.

Loke Che Chan, Gilbert, age 60, has served as our Chief Financial Officer, Treasurer and Director since inception on July 19, 2013. Mr. Loke has extensive knowledge in accounting and has been an accountant for more than 30 years. He was trained and qualified with UHY (formerly known as Hacker Young), Chartered Accountants, one of the large accounting firms based in London, England between 1980 and 1988. His extensive experience in auditing, accounting, taxation, SOX compliance and corporate listing has prompted him to specialize in corporate advisory, risk management and internal controls serving those small medium-sized enterprises.

From September 1999 until June 2013, Mr. Loke served as an adjunct lecturer in ACCA P3 Business Analysis at HKU SPACE (HKU School of Professional and Continuing Education), which is an extension of the University of Hong Kong and provides professional and continuing education.

Mr. Loke worked as an independent, non-executive director of ZMay Holdings Limited, a public company listed on the Hong Kong Stock Exchange from January 2008 to July 2008 and as Chief Financial Officer for Asia Properties Inc. from May 31, 2011 to March 28, 2012 and Sino Bioenergy Inc., with both companies listed on the OTC Markets in the US, from 2011 to 2012. Mr. Loke has served as the Chief Executive Officer and a director of Greenpro Resources Corporation since October 16, 2012. He has also served the Chief Executive Officer and a director of Moxian Corporation since October 5, 2012. The registrations of Moxian Corporation and Greenpro Resources were revoked on December 24, 2014. Mr. Loke has served as an independent director of Odenza Corp. (ODZA: OTCQB) from February 4, 2013 to May 28, 2015. He has also served as the Chief Financial Officer, Secretary, Treasurer, and a director of CGN Nanotech, Inc. since September 4, 2014.

Mr. Loke earned his degree of MBA from Bulacan State University, Philippines, and earned his professional accountancy qualifications from the ACCA, AIA and HKICPA. He also earned other professional qualifications from the HKICS, ICSA as Chartered Secretary, FPAM - Malaysia as Certified Financial Planner and ATIHK as tax adviser in Hong Kong.

Mr. Loke brings to the Board of Directors accounting and financial expertise and business leadership.

Thanawat Lertwattanarak, age 45, joined us as our Director on October 18, 2015. Mr. Lertwattanarak has more than 20 years of experience in business consulting, sales management projects, resources and companies, and project management with a track record of complicated SAP and non-SAP projects in Thailand. In 2004, he found I AM Group and has been the group director since then. He obtained a Bachelor of Science in Applied Mathematics and Computer Science from the King Mongkut’s Institute of Technology, Bachelor of Industrial Engineering from the University of Tennessee, and Master of Science in Manufacturing Engineering from the University of Tennessee. Mr. Lertwattanarak brings to the Board of Directors business leadership and experience and familiarity with conducting business in Thailand.

Srirat Chuchottaworn, age 47, joined us as our Director on October 18, 2015. Ms. Chuchottaworn has more than 20 years in the IT and consulting business. In 1997, she has become an SAP consultant for finance and controlling (FI/CO) and held a certificate of FI/CO.. In 2004, she found I AM Group and has been the group director since then. She is an experienced project manager and holds multiple SAP certifications. She obtained a Bachelor Degree in Engineer from the King Monkut’s Institute of Technology Ladkrabang and Master of Science in Information Technology from the Chulalongkorn University. Ms. Chuchottaworn brings to the Board of Directors business leadership and experience and familiarity with conducting business in Thailand.

Hee Chee Keong, age 44, joined us as an independent director of the Company on March 14, 2016. From June 2014 to October 2015, Mr. Hee served as the Chief Financial Officer of Galasys Plc. From June 2013 to September 2014, he served as the Chief Financial Officer of Apple Green Holding, Inc. (formerly called Blue Sun Media, Inc). Mr. Hee was the Finance Director and Non-Independent & Non-Executive Director at NetX Holdings Berhad (known as Global Soft Berhad) from November 2004 to January 2009 and January 2009 to June 2013, respectively. Mr. Hee is a Chartered Accountant of the Malaysian Institute of Accountants (MIA) and a fellow member of Association of Chartered Certified Accountants (FCCA). He has more than 18 years of working experience in both private and public companies. Mr. Hee has also worked as the Group Accountant and Principal Accounting Officer in his career.

During the course of his career, Mr. Hee was involved in various industries, including accounting, information technology, manufacturing, trading, property, construction, leisure and entertainment. He has hands-on experience with the due diligence process, IPOs, issuance of warrants, corporate and debt restructuring in different fields and industries especially in accounting and finance. He brings to the Board of Directors deep finance, audit and business experience.

Mr. Hee is expected to serve as an independent director and the chairman of audit committee.

Shum Albert, age 56, joined us as an independent director of the Company on March 14, 2016. Mr. Shum is a certified Project Management Practitioner with over 30 years of experience in leading projects and people, implementing and overseeing technology programs, and administering all facets of technology initiatives. Mr. Shum has served as the Global Head of IT (ADM) in the Intertrust Group since May 2010, where he was responsible for leading the delivery of core information technology services through a global team to business units across more than twenty jurisdictions. Mr. Shum was fully accountable for the implementation of professional and effective solutions to ensure that the underlying functions, coupled with effective internal controls and worked together with the business to achieve its overall strategy across all locations. Prior to that time, Mr. Shum served as the Chief Information Officer in the South China Morning Post Group from January 2007 to October 2010 and the Regional CIO for Schindler Group from October 2000 to December 2006.

Mr. Shum holds a Bachelor Degree of Business Administration from Pacific States University, USA, a Diploma in Computer Science from the Computer Learning Institute, USA and had attended program for Executive Development at IMD business school in Lausanne, Switzerland. Mr. Shum brings to the Board of Directors his wide experience in internal controls and information technology.

Chin Kiew Kwong, age 44, joined us as an independent director of the Company on March 14, 2016. Mr. Chin has served as a Group Agency Manager at Public Mutual Berhad since 2005, a company listed on the Bursa, Stock Exchange of Malaysia which is a provider of private unit trust company and private retirement scheme (PRS) in Malaysia. He is a project leader and marketing expert in leading more than 100 unit trust consultants for the past 10 years. He was frequently awarded by the Great Eastern Assurance from 1997 to 2004 and Public Mutual Berhad Achievement since 2005. Mr. Chin was a Post graduate in computer studies from Informatics College, Kuala Lumpur in 1993. He is also a Certified NLP Practitioner and has vast experience in the fields of IT services, finance and unit trust since 1991. Mr. Chin brings to the Board of Directors his broad business and management experience.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director is a party in a legal proceeding adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

No executive officer or director has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

●	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Company’s Board of Directors

Audit Committee

Our Audit Committee was established on March 23, 2016 and is comprised of our three independent directors: Hee Chee Keong (Chairman), Shum Albert and Chin Kiew Kwong. Hee Chee Keong serves as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

According to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of NASDAQ, NYSE AMEX or such other exchange on which the Company’s common stock is traded (NASDAQ if the Company’s common stock is traded on the OTCBB), and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). We do not have a website containing a copy of the Audit Committee Charter. The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

●	Oversee the Company’s accounting and financial reporting processes;

●	Oversee audits of the Company’s financial statements;

●	Discuss policies with respect to risk assessment and risk management, and discuss the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;

●	Review and discuss with management the Company’s audited financial statements and review with management and the Company’s independent registered public accounting firm the Company’s financial statements prior to the filing with the SEC of any report containing such financial statements.

●	Recommend to the Board that the Company’s audited financial statements be included in its annual report on Form 10-K for the last fiscal year;

●	Meet separately, periodically, with management, with the Company’s internal auditors (or other personnel responsible for the internal audit function) and with the Company’s independent registered public accounting firm;

●	Be directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged to prepare or issue an audit report for the Company;

●	Take, or recommend that the Board take, appropriate action to oversee and ensure the independence of the Company’s independent registered public accounting firm; and

●	Review major changes to the Company’s auditing and accounting principles and practices as suggested by the Company’s independent registered public accounting firm, internal auditors or management

A copy of the charter for the Audit Committee is filed as Exhibit 99.1.

Other Committees

We have not yet formed our Compensation and Nominations and Corporate Governance committees and the functions of such committees are currently performed by our entire board. We expect to form such committees in the future and anticipate that our independent directors will also serve on such committees.

In considering candidates for membership on the Board of Directors, the Board of Directors will take into consideration the needs of the Board of Directors and the candidate’s qualifications. The Board of Directors will request such information as:

●	The name and address of the proposed candidate;

●	The proposed candidates resume or a listing of his or her qualifications to be a director of the Company;

●	A description of any relationship that could affect such person’s qualifying as an independent director, including identifying all other public company board and committee memberships;

●	A confirmation of such person’s willingness to serve as a director if selected by the Board of Directors; and

●	Any information about the proposed candidate that would, under the federal proxy rules, be required to be included in the Company’s proxy statement if such person were a nominee.

Once a person has been identified by the Board of Directors as a potential candidate, the Board of Directors may collect and review publicly available information regarding the person to assess whether the person should be considered further. Generally, if the person expresses a willingness to be considered and to serve on the Board of Directors and the Board of Directors believes that the candidate has the potential to be a good candidate, the Board of Directors would seek to gather information from or about the candidate, including through one or more interviews as appropriate and review his or her accomplishments and qualifications generally, including in light of any other candidates that the Board of Directors may be considering. The Board of Director’s evaluation process does not vary based on whether the candidate is recommended by a shareholder.

The Board of Directors will, from time to time, seek to identify potential candidates for director nominees and will consider potential candidates proposed by the Board of Directors and by management of the Company.

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. The code of ethics is available on the Company’s website at www.greenprocapital.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s Directors, executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the SEC. Officers, Directors and stockholders holding more than ten percent (10%) of the outstanding capital stock of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended January 3, 2015 except as follows: Each of Messrs. Lee, Loke and Lertwattanarak and Ms. Chuchottaworn were was late in filing his or her Form 3s. Messrs. Lee and Loke were also late in filing the required Form 4’s in connection with the acquisition of our securities arising from our acquisitions of GRBV, A&G, and GPVC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Philosophy and Objectives

Our executive compensation philosophy is to create a long-term direct relationship between pay and our performance. Our executive compensation program is designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives are to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. The compensation package of our named executive officers consists of two main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations; and

2.	discretionary bonus awards payable in cash or shares and tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

Our Board of Directors is responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. The Board of Directors annually reviews and approves for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. The Board of Directors may award discretionary bonuses to each of the named executives, and reviews and approves the process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, the Board of Directors reviews and approves the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

The Chief Executive Officer periodically provides the Board of Directors with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board of Directors provides an evaluation for the Chief Executive Officer. These evaluations serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We currently engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

Our executive compensation program consists of the following elements:

Base Salary

Our base salary structure is designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer reflects our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Compensation Committee considers all of these factors, though it does not assign specific weights to any factor. The Compensation Committee generally reviews the base salary for each named executive officer on an annual basis. For each of our named executive officers, we review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards are to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Each of our named executive officers is eligible for consideration for a discretionary cash bonus or shares bonus. The Chief Executive Officer makes recommendations regarding bonus awards for the named executive officers and the Board of Directors provides the bonus recommendation for the Chief Executive Officer. However, the Board of Directors has sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Board of Directors may deem relevant. The Company did not award any cash bonuses or shares bonus during fiscal year 2015.

Stock Holdings

The Board of Directors recognizes the importance of having a portion of the named executive officers’ compensation be paid in the form of equity, to help align the executives’ interests with the interests of the Company’s stockholders. At this point, however, the Board of Directors has chosen to emphasize the cash-based portion of our compensation program over a stock program because it believes the discretionary nature of the cash-based compensation gives it the needed flexibility to factor in and reward the attainment of longer-term goals for the Company and the executives, as the Board of Directors deems appropriate.

Accordingly, we encourage executive ownership of our common stock. Methods of supporting ownership include turning to executives to support the financing needs of the Company. We believe that this practice achieves the dual goals of meeting the Company’s financing needs and aligning our executives’ interests with the interests of our stockholders.

We have not timed nor do we plan to time our release of material non-public information for the purpose of affecting the value of executive compensation.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2015 and 2014.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Lee Chong Kuang Director, Chief Executive Officer and President	2015	155,000	0	0	0	155,000
	2014	40,000	0	0	0	40,000

Loke Che Chan, Gilbert Director, Chief Financial Officer, Treasurer, Secretary	2015	155,000	0	0	0	155,000
	2014	40,000	0	0	0	40,000

Thanawat Lertwattanarak (1) Director	2015	0	0	0	0	0
	2014	0	0	0	0	0

Srirat Chuchottaworn (1) Director	2015	0	0	0	0	0
	2014	0	0	0	0	0

1.	On October 18, 2015, Mr Thanawat Lertwattanarak and Ms Srirat Chuchottaworn were appointed as Directors of the Company.

Narrative Disclosure to Summary Compensation Table

We are parties to a three year employment contract with each of Loke Che Chan, Gilbert, our Chief Financial Officer, Secretary, and director, and Mr. Lee Chong Kuang, our Chief Executive Officer, President and director. Each employment agreement commenced September 1, 2014, and will expire August 31, 2017. Under the terms of the agreements, each of Messrs. Loke and Lee will receive a monthly salary equal to $8,000, and a monthly housing allowance of $2,000, both which may also be payable in Hong Kong Dollars. From the second year of employment, the monthly salary is increased to $13,000, and a monthly housing allowance of $2,000 and entitled to an additional month’s salary as a result of the acquisition of the businesses under the common control of Messrs. Loke and Lee. In addition, each of Messrs. Loke and Lee is entitled to receive an additional 864,000 shares of our common stock upon the expiration of this agreement, based upon a $0.50 per share price. However, Messrs. Loke and Lee agreed to waive the additional 864,000 shares as stated in the employment contract. Messrs. Loke and Lee are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf. The employment agreements also contain normal and customary terms relating to confidentiality, indemnification, nonsolicitation and ownership of intellectual property.

The foregoing descriptions of the employment agreements of Messrs. Loke and Lee are summaries only and are qualified in their entirety by copies of their employment agreements filed as Exhibit 10.1 and Exhibit 10.2 to this Annual Report on Form 10-K and incorporated herein by reference.

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Lee Chong Kuang

Loke Che Chan, Gilbert

Except as set forth in the Narrative Disclosure to Summary Compensation Table disclosure and the Outstanding Equity Awards at Fiscal Year-End Table above, there are no options, warrants or convertible securities outstanding. At no time during the last fiscal year with respect to any of any of our executive officers was there:

●

any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

●	any option or equity grant;

●	any non-equity incentive plan award made to a named executive officer;

●	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

●	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation of Directors

During our fiscal year ended December 31, 2015, we did not provide compensation to our directors for serving as our director. We currently have no formal plan for compensating our director for his services in his capacity as director, although we may elect to issue stock options or provide cash compensation to such person from time to time in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Risk Management

The Compensation Committee collaborated with our Board of directors and human resources staff to conduct an assessment of potential risks that may arise from our compensation programs. Based on this assessment, the Compensation Committee concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

●	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

●	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Compensation Committee and management discretion.

Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised of Mr. Lee Chong Kuang, Mr. Loke Che Chan, Gilbert, Mr Thanawat Lertwattanarak, Ms Srirat Chuchottaworn, Mr. Hee Chee Keong, Mr. Shum Albert and Mr. Chin Kiew Kwong. Mr. Lee is our Chief Executive Officer, and Mr. Loke is our Chief Financial Officer and Secretary. The entire board of directors performs the functions that would be performed by a compensation committee. All of the directors participate in deliberations concerning the compensation paid to executive officers.

Mr. Lee currently serves and during the last completed fiscal year served as the director, Chief Financial Officer and Treasurer of Odenza Corp. (ODZA: OTCPink). Mr. Loke has served as an independent director of Odenza Corp. (ODZA: OTCQB) from February 4, 2013 to May 28, 2015. As directors of Odenza Corp. and Moxian Corporation, Messrs. Lee and Loke participated in deliberations concerning the compensation paid to executive officers of their respective corporations.

Messrs. Lee and Loke were parties to certain other related transactions more fully described in the section entitled “Certain Relationships and Related Transactions.”

Compensation Committee Report

Our entire Board of Directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this Annual Report. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report and irrespective of any general incorporation language in such filing.

Submitted by members of the Board of Directors: [have all sign]

Lee Chong Kuang

Loke Che Chan, Gilbert,

Thanawat Lertwattanarak

Srirat Chuchottaworn

Hee Chee Keong

Shum Albert

Chin Kiew Kwong

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2016 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Business Address of Shareholders	Amount and Nature of Shareholders Ownership (1)	Percent of Outstanding Shares of Common Stock (2)
Lee Chong Kuang (3) (5) Suite 2201, 22/F, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong	25,508,400	49.1%

Loke Che Chan, Gilbert (4) (5) Suite 2201, 22/F, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong	23,665,000	45.5%

Greenpro Talents Ltd (5) Suite 2201, 22/F, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong	5,000,000	9.6%

Thanawat Lertwattanarak Suite 2201, 22/F, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong	1,235,500	2.4%

Srirat Chuchottaworn Suite 2201, 22/F, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong	1,235,500	2.4%

Hee Chee Keong Suite 2201, 22/F, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong	0	0%

Shum Albert Suite 2201, 22/F, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong	0	0%

Chin Kiew Kwong Suite 2201, 22/F, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong	0	0%

All of the officers and directors as a group (seven persons).	46,644,400	89.8%

(1)	Applicable percentage ownership is based on 51,963,755 shares of common stock outstanding as of March 30, 2016, together with securities exercisable or convertible into shares of common stock within 60 days of March 30, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 30, 2016, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Based on the total issued and outstanding shares of 51,963,755 as of the date of this Annual Report.

(3)	Represents 18,665,000 shares held directly by Mr. Lee Chong Kuang, 1,843,400 shares held by his spouse Yap Pei Ling, and 5,000,000 shares held by Greenpro Talents Ltd.

(4)	Represents 18,665,000 held by Mr. Loke Che Chan and 5,000,000 shares held by Greenpro Talents Ltd.

(5)	Mr. Lee is the Chief Executive Officer, director, and 50% shareholder of Greenpro Talents Ltd. Mr. Loke is the [Chief Financial Officer, director and 50% shareholder of Greenpro Talents Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as set forth below, we have not been a party to any transaction since July 19, 2013 (our inception), in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company.

Transactions with Mr. Lee, our Chief Executive Officer and/or Mr. Loke, our Chief Financial Officer

In August 2013, the Company issued two 8% Convertible Promissory Notes (the “Notes”) to our Chief Executive Officer, Lee Chong Kuang and our Chief Financial Officer, Loke Che Chan, Gilbert (the “Holders”), in the principal amount of $41,250 for each Note, pursuant to certain Securities Purchase Agreements dated August 12, 2013. The Notes were convertible into the Company’s Common Stock at the Holders’ election at a conversion price of $.00825 per share. On August 31, 2014, the maturity date of the Notes, the Holders elected to convert $41,250 of the principle sum of the Note into 5,000,000 shares of common stock of the Company for each note, for an aggregate of 10,000,000 shares of our common stock.

As of June 30, 2015, we have advanced $1,197,352 to a related company controlled by the directors of the Company, Lee Chong Kuang and Loke Che Chan, Gilbert, for the purpose of business development, which bears no interest and is payable upon demand. The related company financial statement has been consolidated into the Company financial statements, after acquisition on September 2015.

On July 31, 2015, GRNQ and Ms. Yap Pei Ling, the sole shareholder of A&G International Limited, a Belize corporation (“A&G”), and spouse of Lee Chong Kuang, our Chief Executive Officer, President and director, entered into a Sale and Purchase Agreement (the “A&G Purchase Agreement”), pursuant to which GRNQ agreed to acquire 100% of the issued and outstanding securities of A&G. As consideration therefor, GRNQ issued Ms. Yap 1,842,000 restricted shares of GRNQ’s common stock, representing an aggregate purchase price of $957,840 based on the average closing price of the ten trading days preceding July 31, 2015 of $0.52 per share. The purchase price was determined based on the existing business value generated from A&G.

As of December 31, 2014, the Company received $1,032 in advisory income from CGN Nanotech Inc. Loke Che Chan, Gilbert, our Chief Financial Officer, Secretary and director, is the Chief Financial Officer, Treasurer, Secretary, and director of CGN Nanotech Inc. Greenpro Venture Capital Limited, an investment holding of the Company, holds approximately 20% of the issued and outstanding securities of CGN Nanotech Inc.

Transactions with Mr. Lertwattanarak and Ms. Chuchottaworn, our Directors

During the six months period ended June 30, 2015, and prior to their appointment to our Board of Directors on October 18, 2015, Mr. Thanawat Lertwattanarak and Ms. Srirat Chuchottaworn advanced collectively $1,171,000 to the Company, which bears no interest and is payable upon demand, for the purpose of business development.

In July 2015, the Company issued two 8% Convertible Promissory Notes (the “Notes”) to Mr.Thanawat Lertwattanarak and Ms. Srirat Chuchottaworn (the “Holders”), in the principal amount of $585,500 for each Note, pursuant to certain Securities Purchase Agreements dated July 10, 2015. The Notes were convertible into the Company’s Common Stock at the Holders’ election at a conversion price of $1 per share. On August 31, 2015, the Holders elected to convert $585,500 of the principle sum of the Note into 585,500 shares of common stock of the Company for each note, for an aggregate of 1,171,000 shares of our common stock.

We believe that all of these related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

Director Independence

We have adopted standards for director independence that correspond to NASDAQ listing standards and SEC rules. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. To be considered independent, the Board must affirmatively determine that neither the director, nor any member of his or her immediate family, has had any direct or indirect material relationship with the Company within the previous three years.

The Board considered relationships, transactions and/or arrangements with each of the directors and concluded that none of the non-employee directors, or any of his or her immediate family members, has any relationship with us that would impair his or her independence. The Board has determined that each of Hee Chee Keong, Shum Albert and Chin Kiew Kwong qualifies as an independent director under applicable NASDAQ listing standards and SEC rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2015 and 2014.

ACCOUNTING FEES AND SERVICES	2015	2014

Audit fees	$50,000	$5,000
Audit-related fees	-	-
Tax fees	$-	$-
All other fees	-	-

Total	$50,000	$5,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. During the year ended December 31, 2015 and for the two months period from November 1, 2014 to December 31, 2014, the consolidated financial statements of the Company and its subsidiaries were audited by Anton & Chia, LLP. For period from January 1, 2014 to October 31, 2014, the consolidated financial statements of the Company was audited by Weld Asia Associates.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax services” includes tax compliance, tax advice, tax planning.

The category of “All other fees” generally includes advisory services related to accounting rules and regulations.

  The policies and procedures contained in the Audit Committee Charter provide that the Committee must pre-approve the audit services, audit-related services and non-audit services provided by the independent auditor and the provision for such services by Anton & Chia, LLP was compatible with the maintenance of the firm’s independence in the conduct of its audits.

Pre-approval Policies and Procedures

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. Our Audit Committee has adopted certain pre-approval policies and procedures which are more fully described in Exhibit 99.2.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Greenpro Capital Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014	F-4

Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015 and December 31, 2014	F-5

Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2015 and 2014	F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2015 and December 31, 2014	F-7

Notes to Consolidated Financial Statements	F-8 – F-30

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

10.1	Employment Contract dated August 28, 2014, by and between the Company and Loke Che Chan, Gilbert (1)

10.2	Employment Contract dated August 28, 2014, by and between the Company and Lee Chong Kuang (1)

10.3	Letter of offer of Malaysia Office- One City D-07-06

10.4	Letter of offer of Malaysia Office- One City D-07-07

21	List of Subsidiaries*

24	Power of Attorney*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer and principal accounting officer

99.1	Charter of the Audit Committee*

99.2	Audit Committee Pre-approval Procedures*

* Filed herewith.

(1) Filed as an exhibit to the Company’s Form 8-K/A filed with the SEC on September 30, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPRO CAPITAL CORP.

Date: March 30, 2016	By:	/s/ Lee Chong Kuang
Lee Chong Kuang Chief Executive Officer, President, Director (Principal Executive Officer)

Date: March 30, 2016	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lee Chong Kuang	Chief Executive Officer, President and Director
Lee Chong Kuang	(Principal Executive Officer)	March 30, 2016

/s/ Loke Che Chan, Gilbert	Chief Financial Officer, Treasurer and Director	March 30, 2016
Loke Che Chan, Gilbert	(Principal Financial Officer and Principal Accounting Officer)

/s/Thanawat Lertwattanarak*	Director	March 30, 2016
Thanawat Lertwattanarak

/s/ Srirat Chuchottaworn*	Director	March 30, 2016
Srirat Chuchottaworn

/s/ Hee Chee Keong*	Director	March 30, 2016
Hee Chee Keong

/s/ Shum Albert *	Director	March 30, 2016
Shum Albert

/s/ Chin Kiew Kwong*	Director	March 30, 2016
Chin Kiew Kwong

Representing all of the members of the Board of Directors.

* By	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Attorney-in-Fact**

**	By authority of the power of attorney filed herewith

GREENPRO CAPITAL CORP. Consolidated Financial Statements For The Years Ended December 31, 2015 And 2014 (With Report of Independent Registered Public Accounting Firm Thereon)

GREENPRO CAPITAL CORP.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Greenpro Capital Corp.

Suite 2201, 22/F., Malaysia Building,

50 Gloucester Road, Wanchai, Hong Kong

We have audited the accompanying consolidated balance sheet of Greenpro Capital Corp. (the "Company") as of December 31, 2015 and December 31, 2014, and their related consolidated statements of operations, changes in shareholders' equity and cash flows for the two month period from November 1, 2014 to December 31, 2014 and for year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of October 31, 2014 and for the year then ended were audited by other auditors, whose report dated January 23, 2015, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has recurring losses from operations and accumulated deficit for both years. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

March 30, 2016

WELD ASIA ASSOCIATES (AF2026)
(Registered with US PCAOB and Malaysia MIA)
13-8, The Boulevard Office, Mid Valley City,
Lingkaran Syed Putra, 59200 Kuala Lumpur, Malaysia.

T : (603) 2284 5126 ; (603) 2284 6126
F : (603) 2284 7126
E : info@weldaudit.com
W : www.weldaudit.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GREENPRO, INC.

(A Development Stage Entity)

We have audited the accompanying balance sheets of GREENPRO, INC. (A Development Stage Entity) as of October 31, 2014 and the related statements of operations, changes in stockholders, equity and cash flows for the year ended October 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES

Date: January 23, 2015
Kuala Lumpur, Malaysia

GREENPRO CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,587,861	$623,370
Accounts receivable	186,162	56,150
Inventory – finished property	3,746,977	-
Amounts due from a related company	69,568	26,810
Prepayments and other receivables	233,402	410,273
Total current assets	5,823,970	1,116,603

Non-current assets:
Investment Property, net	1,030,009	1,072,920
Plant and equipment, net	48,471	46,193
Cash surrender value of life insurance, net	36,832	16,545
Investments in unconsolidated entities	62,773	55,408
Intangible assets, net	663,995	3,428
Goodwill	1,402,316	-
Total non-current assets	3,244,396	1,194,494
TOTAL ASSETS	$9,068,366	$2,311,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$433,350	$108,824
Deferred revenue	174,547	-
Amounts due to related parties	2,101,715	420,733
Amounts due to directors	180,793	553,354
Current portion of long-term bank loans	13,610	15,067
Income tax payable	7,988	-
Total current liabilities	2,912,003	1,097,978

Non-current liabilities
Long-term bank loans	592,318	742,772

Total liabilities	3,504,321	1,840,750

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no share issued and outstanding	$-	$-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 51,963,755 shares and 44,752,800 shares issued and outstanding as of December 31, 2015 and 2014, respectively	5,196	4,475
Additional paid in capital	5,915,294	706,921
Accumulated other comprehensive (loss) income	74,503	(9,541)
Accumulated deficit	(567,931)	(231,508)
Total Greenpro Capital Corp. stockholders’ equity	5,427,062	470,347
Non-controlling interest	136,983	-

Total stockholders’ equity	5,564,045	470,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	9,068,366	2,311,097

See accompanying notes to the consolidated financial statements.

GREENPRO CAPITAL COPR.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US”))

	Year ended December 31,
	2015	2014
REVENUES, NET
- Rental income	$51,464	$31,988
- Sale of properties	1,637,548	-
- Service income
Related parties	243,916	9,819
Unrelated parties	1,013,236	534,523
Total revenues	2,946,164	576,330

COST OF REVENUES
- Cost of rental	(38,354)	(45,146)
- Cost of properties sold	(1,308,205)	-
- Cost of service	(506,306)	(255,392)
Total cost of revenues	(1,852,865)	(300,538)

GROSS PROFIT	1,093,299	275,792

OPERATING EXPENSES:
General and administrative	(1,382,424)	(368,731)

LOSS FROM OPERATIONS	(289,125)	(92,939)

OTHER EXPENSES:
Interest expense	(47,271)	(40,289)
Share of loss on investments in unconsolidated entities	(5,100)	(443)

LOSS BEFORE INCOME TAX AND NON-CONTROLLING INTEREST	(341,496)	(133,671)
Income tax expense	(7,433)	-
LOSS BEFORE NON-CONTROLLING INTEREST	(348,929)	(133,671)
Less: Net income attributable to non-controlling interest	(34,843)	-

NET LOSS ATTRIBUTED TO GREENPRO CAPITAL CORP. COMMON STOCKHOLDERS	(383,772)	(133,671)
Other comprehensive loss:
- Foreign currency translation (loss) income	(84,044)	9,541
COMPREHENSIVE LOSS	$(467,816)	$(124,130)

NET LOSS PER SHARE, BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	31,497,626	13,999,609

See accompanying notes to the consolidated financial statements.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

	Common Stock		Additional	Accumulated Other		Non-
	Number of shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Controlling Interest	Total Equity
Balance as of January 1, 2014	10,000,000	$1,000	$-	$(9,541)	$(97,837)	$-	$(106,378)
Convertible notes exercised at a price of 0.00825 per share	10,000,000	1,000	81,500	-	-	-	82,500
Shares issued for IPO at $0.25 per share	2,000,000	200	499,800	-	-	-	500,000
Shares issued for private placement at $0.25 per share	422,800	42	105,658	-	-	-	105,700
Shares issued for acquisition of GRBVI(1)	9,070,000	907	(26,405)	-	-	-	(25,498)
Shares issued for acquisition of GPVC(1)	13,260,000	1,326	(7,325)	-	-	-	(5,999)
Change of equity of associate			53,693	-	-	-	53,693
Net loss for the period	-	-	-	-	(133,671)	-	(133,671)
Balance as of December 31, 2014	44,752,800	$4,475	$706,921	$(9,541)	$(231,508)	$-	$470,347
Shares issued for private placement at $0.8 per share	625,000	63	499,937	-	-	-	500,000
Shares issued for private placement at $1 per share	500,000	50	499,950	-	-	-	500,000
Convertible notes exercised at a price of $1 per share	1,171,000	117	1,170,883	-	-	-	1,171,000
Shares issued for private placement at $1.5 per share	506,584	50	759,825	-	-	-	759,875
Shares issued for acquisition of A&G	1,842,000	184	(183)	-		-	1
Declared Dividend to the director of A&G(2)	-	-	-	-	(154,839)	-	(154,839)
Shares issued for acquisition of F&A(3)	2,080,200	208	1,663,952	-	-	-	1,664,160
Shares issued for acquisition of Yabez(3)	486,171	49	388,887	-	-	85,290	474,226
Being reverse of Accumulated deficit of GRNQ for acquisition transactions under common control of GRL(BVI) group and GPVC group	-	-	(201,747)	-	201,747	-	-
Sales of subsidiary shares to non-controlling interests	-	-	-	-	-	16,333	16,333
Non-controlling interest in subsidiary						517	517
Forgiveness of related party loans			480,562				480,562
Reverse change of equity of associate			(53,693)		441		(53,252)
Foreign currency translation	-	-	-	84,044	-	-	84,044
Net loss for the period	-	-	-	-	(383,772)	34,843	(348,929)
Balance as of December 31, 2015	51,963,755	$5,196	$5,915,294	$74,503	$(567,931)	$136,983	$5,564,045

(1) Being account for the acquisition of Greenpro Resources Ltd. and Greenpro Venture Capital Ltd as if it occurred in January in 2014. The above entities are wholly owned by Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert. The shares issuance is shown on the Shares issued for acquisition of subsidiaries in 2014.

(2) Dividend is declared before the acquisition of A&G.

(3) Due to thin-trade market of the Company, the purchase price consideration transferred is based on the latest offering price in the private placement to third party before the acquisition close date, which is $0.8 per share of restricted common stock.

See accompanying notes to the consolidated financial statement.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

	Year ended December 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(348,929)	$(133,670)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	77,948	40,137
Surrender charge on life insurance	45,035	1,788
Share of loss on investments in unconsolidated entities	5,100	443
Changes in operating assets and liabilities:		-
Accounts receivable	12,099	(3,364)
Inventory – finished property	(3,746,977)	-
Prepayments and other receivables	199,960	(381,168)
Accounts payable and accrued liabilities	(17,413)	41,439
Receipt in advance	30,601	-
Other payable and accrued liabilities	169,885	-
Deferred revenue	174,547
Income tax payable	7,747	-
Net cash used in operating activities	(3,390,397)	(434,395)

Cash flows from investing activities:
Purchase of property, plant and equipment	(20,846)	(65,264)
Purchase of intangible assets	(819)	(336)
Payment for life insurance premium	(65,322)	(15,502)
Cash proceeds from acquisition of subsidiaries	24,735	(2,160)
Disposition of subsidiaries	5,333	-
Investments in unconsolidated entities	(94,855)	-
Net cash used in investing activities	(151,774)	(83,262)

Cash flows from financing activities:
Proceeds from share issuance	2,819,875	688,200
Proceeds from non-controlling interest	516
Advances from related parties	1,877,021	373,562
Repayments to directors	(134,608)	(105,038)
Proceeds from bank borrowings	-	31,994
Repayment of bank borrowings	(13,939)	(13,741)
Net cash provided by financing activities	4,548,865	974,977

Effect of exchange rate changes in cash and cash equivalents	(42,203)	10,992
NET CHANGE IN CASH AND CASH EQUIVALENTS	964,491	468,312
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	623,370	155,058

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,587,861	$623,370

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$7,433	$40,289

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for acquisition of subsidiaries	$2,055,513	$-
Conversion of debt to equity	$111,000	$
Forgiveness of related party loans	$480,562	$-

See accompanying notes to the consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

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

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. One of our venture capital business segments is focused on establishing a business incubator for start-up and high growth companies to support them during their critical growth periods and investing in select start-up and high growth companies. Our venture capital business is focused on companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand, and Singapore. Another one of our venture capital business segments is focused on rental activities of commercial properties, the sale of investment properties.

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

On July 31, 2015, the Company further entered into various Sale and Purchase Agreements to purchase the following companies:

(i)	100% of the issued and outstanding shares and the assets of A&G International Limited (“A&G”), a company incorporated in Belize. GRNQ agreed to issue 1,842,000 shares of its restricted common stock at $0.52 per share to the stockholder of A&G, representing an aggregate purchase consideration of $957,840. Ms. Yap Pei Ling, the sole stockholder and director of A&G, is the spouse of the director of the Company.

(ii)	100% of the issued and outstanding shares and the assets of Falcon Secretaries Limited, Ace Corporate Services Limited, and Shenzhen Falcon Financial Consulting Limited (collectively refer as “F&A”). GRNQ agreed to issue 2,080,200 shares of its restricted common stock at $0.52 per share to the stockholder of F&A, representing an aggregate purchase consideration of $1,081,740. Ms. Chen Yan Hong, an independent third party, is the sole stockholder of F&A.

(iii)	60% of the issued and outstanding shares and the assets of Yabez (Hong Kong) Company Limited (“Yabez”), a company incorporated in Hong Kong. GRNQ agreed to issue 486,171 shares of its restricted common stock at $0.52 per share to the stockholders of Yabez, representing an aggregate purchase consideration of $252,808. Mr. Cheng Chi Ho and Ms. Wong Kit Yi, both are independent third parties, are the stockholders of Yabez with 51% and 49% of shareholdings, respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

On September 30, 2015, the Company further entered into a Sale and Purchase Agreement to purchase the following company:

(iv)	100% of the issued and outstanding shares and the assets of Greenpro Venture Capital Limited (“GPVC”), a company incorporated in Anguilla. GRNQ agreed to issue 13,260,000 shares of its restricted common stock at $0.60 per share to the stockholders of GPVC and pay $6,000 in cash, representing an aggregate purchase consideration of $7,962,000. Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert, the directors of the Company, are the stockholders and directors of GPVC each with 50% shareholdings.

These shares exchange transactions between GRNQ and GRBV, A&G, and GPVC resulted in the owners of these companies obtaining a majority of over 89% voting interest in GRNQ. The merger of GRBV, A&G, and GPVC into GRNQ, which has nominal net assets, is considered to be acquisition transactions under common control. For accounting purpose, GRNQ presents consolidated financial statements as of the beginning of the period as though the shares exchanges had occurred at the beginning of the period. Financial statements of all prior periods are retrospectively adjusted to furnish comparative information. No goodwill was recognized for these acquisition transactions under common control.

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

On October 1, 2015, QSC Asia Sdn. Bhd., an unaffiliated third party, acquired 49% of Greenpro Capital Village Sdn. Bhd. (Formerly known as Greenpro Global Advisory Sdn. Bhd.) in consideration of $11,000 (RM 49,000) from Greenpro Financial Consulting Limited. Concurrently with such sale, Greenpro Financial Consulting Limited transferred 51% of Greenpro Capital Village Sdn. Bhd. to Greenpro Holding Limited, our subsidiary. This subsidiary becomes the new business arm which provides educational and support services.

NOTE 2 – GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2015, the Company has an accumulated deficit of $567,931 and incurred a net operating loss of $383,772 for the year ended December 31, 2015. The continuation of the Company as a going concern through December 31, 2016 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

●        Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●        Basis of consolidation

The consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation. The Company records income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of consolidated subsidiaries. Non-controlling interest is recorded within the equity section but separate from GRNQ’s equity in the consolidated balance sheets.

●        Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates. The following are some of the areas requiring significant judgments and estimates: determinations of the useful lives of assets, estimates of allowances for doubtful accounts, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets.

●        Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●        Accounts receivable

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

●        Inventory – finished property

Inventory – finished property represents a multi-unit property developed for resale on a unit by unit basis. Inventory is stated at cost unless the inventory is determined to be impaired in which case the impaired inventory is written down to fair value. The cost of inventory – finished property includes the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Project wide costs such as land acquisition and certain development costs are allocated to the specific units based upon their relative fair value before construction. All property is finished and ready for sale.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed (none as of December 31, 2015), and projected margin on future unit sales. The Company pays particular attention to discern if inventory is moving at a slower than expected pace or where margins are trending downward. As at December 31, 2015, the Company determined inventory – finished property was not impaired.

●        Investment Property

Investment Property is stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Categories	Expected useful life	Residual value
Leasehold land and buildings	50 years	-
Furniture and fixtures	3 - 10 years	5%
Office equipment	3 - 10 years	5% - 10%
Leasehold improvement	Over the shorter of estimated useful life or term of lease	-

The cost of leasehold land and buildings includes the purchase price of property, legal fees, and other acquisition costs.

Depreciation expense, classify as cost of rental, for the years ended December 31, 2015 and 2014 were $30,975 and $35,440, respectively.

●        Plant and equipment

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

Depreciation expense, classify as operating expenses, for the years ended December 31, 2015 and 2014 were $11,809 and $4,472, respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

●        Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trade marks registered in Hong Kong, the PRC, and Malaysia, which are amortized on a straight-line basis over a useful live of ten year. Intangible assets acquired in business combinations are provisionally considered customer lists amortized on a straight-line basis over a useful live of five year.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2015 and 2014.

Amortization expense for the year ended December 31, 2015 and 2014 were $35,164 and $225, respectively.

●        Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. With the provision of ASC 350 “Goodwill and Other”, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform its annual impairment testing for its reporting units on December 31, of each fiscal year.

●        Impairment of long-lived assets

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

●        Cash value of life insurance

The cash value of life insurance relates to the Company-owned life insurance policies on the general manager and executive corporate advisor of the Company, which is stated at the cash surrender value of the contract.

●        Investments in unconsolidated entities

Under the equity method of accounting, investments in unconsolidated entities are initially recognized in the consolidated balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the entity, distributions received, contributions and certain other adjustments, as appropriate. The Company’s share of the income or loss of the unconsolidated entity is reflected in the consolidated statements of operations and will increase or decrease, as applicable, the carrying value of the Company’s investments in unconsolidated entities on the consolidated balance sheet.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

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

●        Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income consists of cumulative foreign currency translation adjustments.

●        Revenue recognition

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

The Company leases its commercial office premises in Malaysia and Hong Kong under various non-cancelable operating leases with terms of two to three years and renewal options. For the year ended December 31, 2015, the Company has recorded $51,464 in rental revenue, based upon its annual rental over the life of the lease under operating lease, using straight-line method.

(b) Service income

Revenue from the provision of (i) business consulting and advisory services and (ii) company secretarial, accounting and financial review services are recognized when there is (i) an existence of contract or an arrangement (ii) services are rendered, (iii) the service price is fixed or determinable, and (iv) collectability is reasonable assured.

(c) Sale of properties

Revenue from the sale of properties is recognized at the time each unit is delivered and title and possession are transferred to the buyer. Specifically, the Company utilizes the full accrual method where recognition occurs when (i) the collectability of the sales price is reasonably assured, (ii) the seller is not obligated to perform significant activities after the sale, (iii) the initial investment from the buyer is sufficient, and (iv) the Company recognizes revenue when it satisfies a performance obligation by transferring control of a promised property to a customer.

Revenue on sales of properties may be deferred in whole or in part until the requirements for revenue recognition have been met.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

●        Cost of revenues

Cost of revenue on rental shown on the accompanying statements of operations include costs associated with government rent and rates, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fee and utility expenses are paid directly by tenants.

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

●        Non-controlling interest

Non-controlling interest represents the capital contribution, income and loss attributable to the shareholders of less than wholly-owned and consolidated entities.

●        Income taxes

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

●        Foreign currencies translation

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

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and record in a local currency, Malaysian Ringgit (“MYR”), Renminbi (“RMB”), and Hong Kong Dollars (“HK$”), which is also the respective functional currencies for each subsidiary as they are the primary currency of the economic environment in which each subsidiary operates.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the years ended December 31,
	2015	2014
Period-end MYR : US$1 exchange rate	4.29	3.61
Period-average MYR : US$1 exchange rate	3.83	3.45
Period-end RMB : US$1 exchange rate	6.49	6.17
Period-average RMB : US$1 exchange rate	6.24	6.15
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

●        Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●        Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two reportable operating segments in Hong Kong, China, and Malaysia.

●        Fair value of financial instruments

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

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Observable inputs such as quoted prices in active markets;

●	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

●        Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after January December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term “substantial doubt” and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for the annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

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

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

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

NOTE 4 - BUSINESS COMBINATIONS

On September 30, 2015, GRNQ completed the business purchase of 100% and 60% equity interest and assets of F&A and Yabez, respectively. F&A and Yabez mainly provide corporate and business advisory, company secretarial and IT related services. GRNQ agreed to issue 2,080,200 shares and 486,171 shares of its restricted common stock for the purchase of F&A and Yabez. Due to thin-trade market of the Company, the purchase price consideration transferred is based on the latest offering price in the private placement to third party before the acquisition close date, which is $0.8 per share of restricted common stock.

Recording of the Provisional Amount of Assets Acquired and Liabilities Assumed

In accordance with ASC Topic 805, “Business Combinations”, the Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at fair value as of the closing date of the acquisition. The purchase price allocation below has been developed based on provisional fair value of F&A and Yabez as of September 30, 2015. As of the date of this quarterly report, GRNQ has not completed the detailed valuation studies necessary to arrive at the required estimates of the fair value of F&A and Yabez’s assets to be acquired and the liabilities to be assumed and the related allocations of purchase price, but expected to be finalized before Q2 of 2016. Therefore, the allocation of the purchase price to acquired intangible assets is based on provisional fair value estimates and subject to final management analysis, with the assistance of third party valuation advisors. The estimated intangible asset values and their useful lives could be affected by a variety of factors that may become known to GRNQ only upon access to additional information and/or changes in these factors that may occur prior to the effective time of the acquisition. The preliminary estimated intangible assets consist of customer relationships and customer lists. The estimated useful lives of customer lists are five years. Additional intangible asset classes may be identified as the valuation process is finalized.

The residual amount of the purchase price after preliminary allocation to net assets acquired and identifiable intangibles has been allocated to goodwill.

As of the acquisition date, the preliminary allocations of the purchase price are estimated as follows:

	F&A	Yabez
Plant and equipment	$1,267	$3,025
Accounts receivable	102,676	39,435
Prepayments, deposits and other receivables	5,466	10,866
Cash and cash equivalents	21,491	3,244
Accounts payable and accrued liabilities	(128,103)	(18,206)
Provisional intangible assets	520,046	174,865
Provisional goodwill	1,141,317	260,999
Provisional fair value of F&A and Yabez, respectively	1,664,160	474,228
Non-controlling interest	-	(85,291)
Total purchase consideration	$1,664,160	$388,937

*Provisional intangible assets consist of customer relationships and customer lists.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

As of December 31, 2015, the Company recorded provisional goodwill of $1,402,316. The Company’s policy is to perform its annual impairment testing on goodwill for its reporting units on December 31, of each fiscal year.

The unaudited pro forma information below present statement of operations data as if the acquisition of F&A and Yabez took place on January 1, 2014.

	For the year ended December 31, 2015	For the year ended December 31, 2014
	(unaudited)	(unaudited)
Revenue	$865,659	$610,970
Gross profit	454,362	281,338
Operating income (loss)	36,808	(16,028)
Net income (loss)	$37,209	$(16,286)
Earnings (Loss) per share	$0.00	$(0.00)

NOTE 5 - AMOUNT DUE FROM A RELATED COMPANY

As of December 31, 2015 and 2014, the balance represented temporary advances to a related company controlled by the director of the Company for business development purpose. The amount is unsecured, bears no interest and payable upon demand.

NOTE 6 - INVESTMENT PROPERTY

	2015	2014

Leasehold land and buildings for rental purpose	$1,044,213	$1,044,213
Furniture and fixtures	62,151	62,151
Office equipment	8,514	8,514
Leasehold improvement	84,907	84,907
	1,199,785	1,199,785
Less: Accumulated depreciation	(169,776)	(126,865)
Total	$1,030,009	$1,072,920

Depreciation expense, classify as cost of rental, was 30,975 and 35,440 for the years ended December 31, 2015 and 2014 respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

NOTE 7 - PLANT AND EQUIPMENT

	2015	2014

Furniture and fixtures	33,028	23,659
Office equipment	26,096	23,883
Leasehold improvement	12,074	4,595
	71,198	52,137
Less: Accumulated depreciation	(22,727)	(5,944)
Total	$48,471	$46,193

Depreciation expense, classify as operating expenses, was $11,809 and $4,472 for the years ended December 31, 2015 and 2014 respectively.

NOTE 8 - CASH SURRENDER VALUE OF LIFE INSURANCE

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

A summary of net cash surrender value of life insurance as of December 31, 2015 is reported as below:

Cash surrender value of life insurance	$153,305
Less: policy loan balance outstanding	(116,473)

Cash surrender value of life insurance, net	$36,832

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

For the year ended December 31, 2015, the Company invested in five different unconsolidated entities, which the Company’s ownership ranges from 20% to 30%, and are accounted for under the equity method of accounting, with initial investment amount of $11,000. The Company recognized its share of loss on investments in unconsolidated entities of $5,100.

For the year ended December 31, 2015, the Company invested in Greenpro Trust Limited with initial investment amount of $56,773. Greenpro Trust Limited is a company incorporated in Hong Kong with 3,400,000 ordinary shares authorized, issued and outstanding at a par value of HK$1. Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert are the common directors of Greenpro Trust Limited and the Company.

Combined summarized financial information for all the unconsolidated entities are as follows:

	As of December 31, 2015	As of December 31, 2014

Total assets	$1,610,416	$282,820
Total liabilities	$999,591	$3,420

	For the year ended December 31, 2015	For the year ended December 31, 2014

Revenue	$168,004	$1,539
Net loss for the year	$630,860	$2,232

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

	2015	2014

Accounts payable	$-	$-
Receipts in advance	55,187	-
Other payables and accrued liabilities	378,163	108,824
Total	$433,350	$108,824

NOTE 11 - AMOUNTS DUE TO RELATED PARTIES

	2015	2014

Amounts due to shareholders	$505,327	$260,209
Amount due to non-controlling interest party	1,596,388	154,839
Amount due to a related company	-	5,685
Total	$2,101,715	$420,733

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

During the year ended December 31, 2015, a shareholder advanced $500,000 to the Company, which is unsecured, bears interest at 12% per annum and payable with one lump sum in September 2016 up on maturity, for the purpose of business development. The remaining amounts of $5,327 are temporary advances made to the Company by various shareholders, which are unsecured, interest-free and are payable on demand, for working capital purpose.

As of December 31, 2015, the non-controlling interest party of Forward Win advanced $1,596,388 to the Company, which is unsecured, bears no interest and payable upon demand, for the purchase of real properties for trading purpose.

NOTE 12 - AMOUNTS DUE TO DIRECTORS

As of December 31, 2015, the directors of the Company advanced collectively $180,793 to the Company, which is unsecured, bears no interest and is payable upon demand, for working capital purpose. Imputed interest is considered insignificant.

NOTE 13 - LONG-TERM BANK LOANS

	2015	2014
Bank loans from financial institutions in Malaysia
Standard Chartered Saadiq Berhad	$361,596	$453,556
United Overseas Bank (Malaysia) Berhad	244,332	304,283
	605,928	757,839
Less: current portion	(13,610)	(15,067)
Bank loan, net of current portion	$592,318	$742,772

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

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

Maturities of the long-term bank loans for each of the five years and thereafter following December 31, 2015 are as follows:

Year ending December 31:
2016	$13,610
2017	14,338
2018	15,022
2019	15,738
2020	16,415
Thereafter	530,805

Total	$605,928

For the year ended December 31, 2015 and 2014, the base lending rate is 6.85% per annum.

NOTE 14 - COMMON STOCK

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

On September 30, 2015, GRNQ completed the purchase of A&G, F&A and Yabez and issued 1,842,000 shares, 2,080,200 shares, and 486,171 shares of its restricted common stock at $0.52 per share to the stockholders of A&G, F&A, and Yabez, representing an aggregate purchase consideration of $2,292,352, per acquisition agreements. Due to thin-trade market of the Company, the purchase price consideration transferred is based on the latest offering price in the private placement to third party before the acquisition close date, which is $0.8 per share of restricted common stock. The aggregate purchase consideration is amount of 4,408,371.

On September 30, 2015, GRNQ completed the purchase of GPVC, an entity under common control of directors, and issued 13,260,000 shares of its restricted common stock at $0.60 per share to the stockholders of GPVC and pay $6,000 in cash, representing an aggregate purchase consideration of $7,962,000, per sale and purchase agreement. The aggregate purchase consideration based on fair value, which is $0.8 per share of restricted common stock, is amount of 10,608,000.

On October 19, 2015, GRNQ entered into a number of Subscription Agreement with those investor relating to the private placement of a total of 96,270 shares of common stocks at a subscription price of $1.50 per share, for an aggregate gross proceeds of $144,405.

On December 31, 2015, GRNQ entered into a two Subscription Agreement with two investor relating to the private placement of a total of 410,314 shares of common stocks at a subscription price of $1.50 per share, for an aggregate gross proceeds of $615,471.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

As of December 31, 2015, the Company has 51,963,755 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 15 - INCOME TAXES

The (loss) income before income taxes of the Company for the year ended December 31, 2015 and 2014 were comprised of the following:

	For the year ended December 31,
	2015	2014
Tax jurisdictions from:
– Local	$(216,676)	$(179,451)
– Foreign, representing:
BVI	(3,818)	(187)
Belize	57,097	127,304
Anguilla	(6,287)	(1,212)
Malaysia	(28,235)	(77,192)
Hong Kong	30,958	9,626
The PRC	(51,594)	(15,705)
(Loss) income before income taxes	$(218,555)	$(136,817)

Provision for income taxes consisted of the following:

For the year ended December 31,
	2015	2014

Current:
– Local	$-	$-
– Foreign, representing:
BVI	-	-
Belize	-	-
Anguilla	-	-
Hong Kong	7,433	39
The PRC	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$7,433	$39

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

United States of America

GRNQ is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2015, the operations in the United States of America incurred $418,423 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance of approximately $146,000 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is not likely that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Belize

Under the current Laws of Belize, the Company’s subsidiaries are registered as a Belizean International Business Corporation which is subject to 0% income tax rate.

Anguilla

Under the current laws of the Anguilla, GPVC and GPVC (CGN) are registered as an international business company which governs by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla. For the years ended December 31, 2015 and 2014, the GPVC and GPVC (CGN) incurred aggregated net operating loss of $6,287 and $1,212, respectively.

Hong Kong

All of the Company’s subsidiaries operating in Hong Kong subject to the Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income for its tax year. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	Year ended December 31,
	2015	2014

Subsidiary with operating income before income tax	$80,939	$13,967
Subsidiaries with loss before income tax	(49,981)	(4,341)

Net income before income tax	30,958	9,626

Subsidiary with operating income before income tax	$80,939	$13,967
Statutory income tax rate	16.5%	16.5%

Income tax at Hong Kong statutory income tax rate	13,354	2,305
Tax effect of tax loss brought forward	-	(2,152)
Tax effect of tax reduction	(5,921)	(114)
Income tax expense	$7,433	$39

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of December 31, 2015, therefore no deferred tax assets or liabilities have been recognized.

The PRC

GMC(SZ) and SZ Falcon are operating in the PRC subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the years ended December 31, 2015 and 2014, the GMC(SZ) and SZ Falcon incurred aggregated net operating loss of $51,594 and $15,705, respectively.

Malaysia

GRSB and GCVSB are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. For the years ended December 31, 2015 and 2014, GRSB and GCVSB incurred an aggregated operating loss of $28,235 and $77,192, respectively which can be carried forward indefinitely to offset its taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $32,490 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2015 and 2014:

	As of
	2015	2014
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$146,000	$70,610
– The PRC	49,686	8,872
– Malaysia	32,490	26,843
	228,176	106,325
Less: valuation allowance	(228,176)	(106,325)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $228,176 as of December 31, 2015. During the year ended December 31, 2015, the valuation allowance increased by $121,851, primarily relating to net operating loss carryforwards from the various tax regime.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

NOTE 16 - RELATED PARTY TRANSACTIONS

	For the years ended December 31,
	2015	2014
Business consulting and advisory service income
- Related party A	$241,893	$1,032
- Related party B	2,023	8,787

	243,916	9,819

Related party A is under common control of Mr. Loke Che Chan, Gilbert, the director of the Company.

Related party B is under common control of Ms. Chen Yanhong, the director of GMC(SZ), a wholly-owned subsidiary of the Company.

All of these related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 17 - SEGMENT INFORMATION

The Company operates three reportable business segments, as defined by ASC Topic 280:

●	Service business – provision of business solution services

●	Real estate business – leasing and trading of commercial real estate properties in Hong Kong and Malaysia

●	Corporate – other than the above two-segments

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the year ended December 31, 2015
	Real estate business	Service business	Corporate	Total

Revenues	$1,689,012	$1,257,152	$-	$2,946,164
Cost of revenues	(1,346,560)	(506,305)	-	(1,852,865)

Gross income	342,452	750,847	-	1,093,299
Depreciation and amortization	-	11,809	35,164	46,973
Net income (loss)	(17,651)	(270,006)	(96,115)	(383,772)
Total assets	5,438,558	3,485,896	143,912	9,068,366
Expenditure for long-lived assets	$3,756,883	$94,695	$77,241	$3,928,819

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

	For the year ended December 31, 2014
	Real estate business	Service business	Corporate	Total

Revenues	$31,988	$544,342	$-	$576,330
Cost of revenues	(45,146)	(255,392)	-	(300,538)

Gross income	(13,158)	288,950	-	275,792
Depreciation and amortization	-	4,472	225	4,697
Net (loss) income	(61,662)	(66,013)	(5,996)	(133,671)
Total assets	1,478,519	720,274	112,304	2,311,097
Expenditure for long-lived assets	$31,491	$33,773	$17,998	$83,262

(b) By Geography

	For the year ended December 31, 2015
	Hong Kong	Malaysia	China	Total

Revenues	$2,361,602	$455,900	$128,662	$2,946,164
Cost of revenues	(1,556,097)	(229,478)	(67,290)	(1,852,865)

Gross income	805,505	226,422	61,372	1,093,299
Depreciation and amortization	42,115	1,400	3,458	46,973
Net income (loss)	(350,241)	18,063	(51,594)	(383,772)
Total assets	6,157,142	2,767,312	143,912	9,068,366
Expenditure for long-lived assets	$3,898,123	$24,093	$6,603	$3,928,819

	For the year ended December 31, 2014
	Hong Kong	Malaysia	China	Total

Revenues	$129,436	$409,051	$37,843	$576,330
Cost of revenues	(80,703)	(193,131)	(26,704)	(300,538)

Gross income	48,733	215,920	11,139	275,792
Depreciation and amortization	926	952	2,819	4,697
Net income (loss)	(136,126)	18,160	(15,705)	(133,671)
Total assets	1,030,033	1,261,360	19,704	2,311,097
Expenditure for long-lived assets	$51,221	$32,041	$-	$83,262

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

NOTE 18 - CONCENTRATIONS OF RISKS

(a) Major customers

For Service income:

For the year ended December 31, 2015, the customers who accounted for 10% or more of the Service income are presented as follows:

	For the year ended December 31, 2015		December 31, 2015
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$245,000	19%	$-
Customer B	150,000	12%	-
Total:	$395,000	31%	$-

For the year ended December 31, 2014, the customers who accounted for 10% or more of the Service income are presented as follows:

	For the year ended December 31, 2014		December 31, 2014
	Revenues	Percentage of revenues	Trade accounts receivable

Customer C	$120,000	21%	$-
Total:	$120,000	21%	$-

For Sale of properties:

For the year ended December 31, 2015, revenue are generated from selling ten (10) units of the Company’s development buildings to ten (10) unrelated third parties.

For the year ended December 31, 2014, there was no revenue generated from sale of properties.

(b) Major vendors

For the years ended December 31, 2015 and 2014, there was no vendor who accounted for 10% or more of the Company’s cost of revenues with no accounts payable balance at year-end.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

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

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

GRNQ leases an office premises in Hong Kong under a non-cancellable operating lease that expire in August 2016. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts.

The Company’s subsidiaries lease certain office premises in the PRC under a non-cancellable operating lease that expire in December 2017. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

The aggregate lease expense for the years ended December 31, 2015 and 2014 were $149,303 and $58,846, respectively.

As of December 31, 2015, the Company has future minimum rental payments of $369,498 for office premises due under a non-cancellable operating lease in the next twelve months.

NOTE 20 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2015 up through the date the Company issued the consolidated financial statements with this Form 10-K. There was no subsequent event that required recognition or disclosure.

