Form 10-K/A
period 2015-12-31
Greenpro Capital Corp.
filed 2016-04-01
CIK 1597846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2015 of Greenpro Capital Corp. (the “Company”) filed with the Securities and Exchange Commission on March 30, 2016 (the “Form 10-K”) is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

EXHIBIT INDEX

The following exhibits are filed or “furnished” herewith:

10.1	Employment Contract dated August 28, 2014, by and between the Company and Loke Che Chan, Gilbert (1)

10.2	Employment Contract dated August 28, 2014, by and between the Company and Lee Chong Kuang (1)

10.3	Letter of offer of Malaysia Office- One City D-07-06

10.4	Letter of offer of Malaysia Office- One City D-07-07

21	List of Subsidiaries*

24	Power of Attorney*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer and principal accounting officer

99.1	Charter of the Audit Committee*

99.2	Audit Committee Pre-approval Procedures*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* These exhibits were previously included or incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

(1) Filed as an exhibit to the Company’s Form 8-K/A filed with the SEC on September 30, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPRO CAPITAL CORP.

Date: April 1, 2016	By:	/s/ Lee Chong Kuang
Lee Chong Kuang Chief Executive Officer, President, Director (Principal Executive Officer)

Date: April 1, 2016	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lee Chong Kuang	Chief Executive Officer, President and Director	April 1, 2016
Lee Chong Kuang	(Principal Executive Officer)

/s/ Loke Che Chan, Gilbert	Chief Financial Officer, Treasurer and Director	April 1, 2016
Loke Che Chan, Gilbert	(Principal Financial Officer and Principal Accounting Officer)

/s/Thanawat Lertwattanarak*	Director	April 1, 2016
Thanawat Lertwattanarak

/s/ Srirat Chuchottaworn*	Director	April 1, 2016
Srirat Chuchottaworn

/s/ Hee Chee Keong*	Director	April 1, 2016
Hee Chee Keong

/s/ Shum Albert *	Director	April 1, 2016
Shum Albert

/s/ Chin Kiew Kwong*	Director	April 1, 2016
Chin Kiew Kwong

Representing all of the members of the Board of Directors.

* By	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Attorney-in-Fact**

**	By authority of the power of attorney filed herewith