Form 10-Q
period 2016-03-31
Greenpro Capital Corp.
filed 2016-05-16
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2016

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

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

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2016
Common Stock, $.0001 par value	51,963,755

2

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”))

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,183,228	$1,587,861
Accounts receivable	167,054	186,162
Inventory – finished property	3,747,732	3,746,977
Amounts due from a related company	69,664	69,568
Prepayments and other receivables	94,927	233,402
Total current assets	5,262,605	5,823,970

Non-current assets:
Investment Property, net	1,018,092	1,030,009
Plant and equipment, net	46,876	48,471
Cash surrender value of life insurance, net	37,711	36,832
Investments in unconsolidated entities	62,773	62,773
Intangible assets, net	565,765	663,995
Goodwill	1,472,729	1,402,316
Total non-current assets	3,203,946	3,244,396
TOTAL ASSETS	$8,466,551	$9,068,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$179,779	$433,350
Deferred revenue	174,547	174,547
Amounts due to related parties	2,013,635	2,101,715
Amounts due to directors	142,863	180,793
Current portion of long-term bank loans	15,108	13,610
Income tax payable	13,534	7,988
Total current liabilities	2,539,466	2,912,003

Non-current liabilities
Long-term bank loans	642,734	592,318

Total liabilities	3,182,200	3,504,321

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no share issued and outstanding	$-	$-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 51,963,755 shares issued and outstanding at March 31, 2016 and December 31, 2015	5,196	5,196
Additional paid in capital	5,915,294	5,915,294
Accumulated other comprehensive income	27,993	74,503
Accumulated deficit	(803,194)	(567,931)
Total Greenpro Capital Corp. stockholders’ equity	5,145,289	5,427,062
Non-controlling interest	139,062	136,983

Total stockholders’ equity	5,284,351	5,564,045

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	8,466,551	9,068,366

See accompanying notes to the condensed consolidated unaudited financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US)

(Unaudited)

	Three months ended March 31,
	2016	2015
REVENUES, NET
- Rental income	$23,255	$8,927
- Service income
Related parties	45,103	5,023
Unrelated parties	383,305	324,073
Total revenues	451,663	338,023

COST OF REVENUES
- Cost of rental	(10,318)	(10,891)
- Cost of service Unrelated parties	(225,739)	(128,723)
Total cost of revenues	(236,057)	(139,614)

GROSS PROFIT	215,606	198,409

OPERATING EXPENSES:
General and administrative	(416,816)	(235,597)

LOSS FROM OPERATIONS	(201,210)	(37,188)

OTHER EXPENSES:
Interest expense	(26,385)	(8,757)

LOSS BEFORE INCOME TAX AND NON-CONTROLLING INTEREST	(227,595)	(45,945)
Income tax expense	(5,589)	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(233,184)	(45,945)
Less: Net (loss) income attributable to non-controlling interest	(2,079)	2,218

NET LOSS ATTRIBUTED TO GREENPRO CAPITAL CORP. COMMON STOCKHOLDERS	(235,263)	(43,727)
Other comprehensive loss:
- Foreign currency translation (loss) income	46,510	(8,550)
COMPREHENSIVE LOSS	$(188,753)	$(52,277)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	51,963,755	22,422,800

See accompanying notes to the condensed consolidated unaudited financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss before non-controlling interest	$(233,184)	$(45,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,506	9,809
Increase in cash surrender value on life insurance	(16,381)	-
Changes in operating assets and liabilities:
Accounts receivable	19,108	(42,038)
Inventory – finished property	(755)	-
Prepayments and other receivables	139,598	(1,041,166)
Accounts payable and accrued liabilities	20,892	-
Receipt in advance	(40,114)	456
Other payable and accrued liabilities	(238,249)	(46,854)
Income tax payable	5,546	-

Net cash used in operating activities	(304,033)	(1,165,738)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,812)	(854)
Refund for life insurance premium	15,502	-

Net cash (used in) provided by investing activities	11,690	(854)

Cash flows from financing activities:
Proceeds from non-controlling interest	-	516
Advances from / (repayments to) related parties	(107,311)	1,470,781
Repayments to directors	(19,018)	(44,848)
Repayment of bank borrowings	(3,665)	(3,674)

Net cash (used in) provided by financing activities	(129,994)	1,422,775

Effect of exchange rate changes in cash and cash equivalents	17,704	(3,316)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(404,633)	252,867
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,587,861	623,370

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,183,228	$876,237

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$26,385	$8,757

See accompanying notes to the condensed consolidated unaudited financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although Greenpro Capital Corp (“the Company” or “GRNQ”) believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results for the year ending December 31, 2016, or any period thereafter. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016.

NOTE 2 – GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2016, the Company has an accumulated deficit of $803,194 and incurred a net operating loss of $235,263 for the three months ended March 31, 2016. The continuation of the Company as a going concern through December 31, 2016 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

NOTE 3 – ORGANIZATION AND BUSINESS BACKGROUND

Greenpro, Inc. (the “Company” or “GRNQ”) was incorporated on July 19, 2013, in the state of Nevada. On May 6, 2015, the Company changed its name to Greenpro Capital Corp. The Company currently operates and provides a wide range of business solution services varying from cloud system resolution, financial consulting service and corporate accounting services to small and mid-size businesses located in Asia, with an initial focus in Hong Kong, China, and Malaysia. The Company’s comprehensive range of services cover cloud accounting solutions, cross-border business solutions, record management services, and accounting outsourcing services.

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. One of our venture capital business segments is focused on establishing a business incubator for start-up and high growth companies to support them during their critical growth periods and investing in select start-up and high growth companies. Our venture capital business is focused on companies located in East Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand, and Singapore. Another one of our venture capital business segments is focused on rental activities of commercial properties and the sale of investment properties.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●      Basis of presentation

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

●      Use of estimates

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

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed (none as of March 31, 2016), and projected margin on future unit sales. The Company pays particular attention to discern if inventory is moving at a slower than expected pace or where margins are trending downward. As at March 31, 2016, the Company determined inventory – finished property was not impaired.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

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

Depreciation expense, classify as cost of rental, for the three months ended March 31, 2016 and 2015 were $7,899 and $8,212, respectively.

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

Depreciation expense, classify as operating expenses, for the three months ended March 31, 2016 and 2015 were $3,789 and $1,491, respectively.

●      Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trade marks registered in Hong Kong, the PRC, and Malaysia, which are amortized on a straight-line basis over a useful life of ten years. Intangible assets acquired in business combinations are provisionally considered customer lists amortized on a straight-line basis over a useful life of five years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three months ended March 31, 2016 and 2015.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

The Company completed the analysis to determine the fair value of customer relationships as of the acquisition date and adjusted the cost and accumulative amortization of customer relationships. The cost of customer relationships has been adjusted from $694,911 to $624,500 as of the acquisition data with a corresponding increase to Goodwill. The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi- period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship. And the adjusted amortization reflected in the current-period income statement that would have been recognized the adjustment to provisional amounts in previous period is amount of $3,521.

Amortization expense for the three months ended March 31, 2016 and 2015 were $27,818 and $106, respectively.

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

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

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

The Company leases its commercial office premises in Malaysia and Hong Kong under various non-cancelable operating leases with terms of two to three years and renewal options. For the three months ended March 31, 2016, the Company has recorded $23,255 in rental revenue, based upon its annual rental over the life of the lease under operating lease, using straight-line method.

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

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

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

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2016	2015
Period-end MYR : US$1 exchange rate	3.93	3.71
Period-average MYR : US$1 exchange rate	3.85	3.54
Period-end RMB : US$1 exchange rate	6.46	6.11
Period-average RMB : US$1 exchange rate	6.27	6.14
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

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

●      Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after January December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term “substantial doubt” and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for the annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) , which eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. This guidance is effective for us for the quarter ending March 31, 2016.

NOTE 5 – BUSINESS COMBINATIONS

On September 30, 2015, GRNQ completed the business purchase of 100% equity interest and assets of Falcon Secretaries Limited, Ace Corporate Services Limited, and Shenzhen Falcon Financial Consulting Limited (Collectively known as “F&A”). On the same day, GRNQ completed the business purchase of 60% equity interest and assets of Yabez (Hong Kong) Company Limited (“Yabez”).

As of the acquisition date, the preliminary allocations of the purchase price are stated as follows:

	F&A	Yabez	Total
Plant and equipment	$1,270	$3,026	$4,296
Accounts receivable	103,578	39,435	143,013
Prepayments, deposits and other receivables	5,467	6,479	11,946
Cash and cash equivalents	21,521	29,049	50,570
Accounts payable and accrued liabilities	(129,039)	(39,627)	(168,666)
Provisional Intangible assets – customer relationship	449,500	175,000	624,500
Provisional Goodwill	1,211,863	260,866	1,472,729
Provisional fair values of F&A and Yabez respectively	$1,664,160	$474,228	$2,138,388
Non-controlling interest	-	(85,291)	(85,291)
Total purchase considerations*	$1,664,160	$388,937	$2,053,097

*Total purchase considerations were consisted of 2,080,200 and 486,171 shares of GRNQ common stock, which is priced at 0.8 per share, for F&A and Yabez respectively.

Goodwill of $1,472,729, which is approximately the amount of goodwill deductible for U.S. income tax purposes, represents the premium the Company paid over the fair value of the net tangible and identifiable intangible assets it acquired. The Company paid this premium because the acquisition of F&A and Yabez will, among other things, significantly broadened the Company's corporate advisory services rendered in Hong Kong and China market. In addition, the Company paid this premium to acquire established customer relationships in the corporate advisory businesses.

The allocation of the purchase price to the assets and liabilities above is subject to change as the Company finalizes purchase accounting. The Company is in the process of finalizing the valuation of intangible assets. During the first quarter of 2016, the Company adjusted the intangible asset to recognize an aggregate increase of $70,413 in Goodwill. The fair value of intangible asset at the acquisition date was determined based on the present value of the incremental after-tax cash flows attributable only to the customer relationship by multi-period excess earnings approach. As of March 31, 2016, the Company recorded provisional goodwill of $1,472,729.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

The unaudited pro forma information for F&A and Yabez below present statement of operations data for the three months ended March 2015 as if the acquisition of F&A and Yabez took place on January 1, 2015.

	F&A and Yabez For the three months ended March 31, 2016	F&A and Yabez For the three months ended March 31, 2015
	(unaudited)	(unaudited)
Revenue	$214,091	$180,182
Gross profit	140,121	91,188
Operating loss	(7,051)	(11,277)
Net loss	$(9,144)	$(12,098)
Earnings (Loss) per share	$(0.00)	$(0.00)

NOTE 6 – INVESTMENT PROPERTY

	2016	2015

Leasehold land and buildings for rental purpose	$1,044,213	$1,044,213
Furniture and fixtures	62,151	62,151
Office equipment	10,166	8,514
Leasehold improvement	84,907	84,907
	1,201,437	1,199,785
Less: Accumulated depreciation	(183,345)	(169,776)
Total	$1,018,092	$1,030,009

Depreciation expense, classify as cost of rental, was $7,899 and $8,212 for the three months ended March 31, 2016 and 2015 respectively.

NOTE 7 – PLANT AND EQUIPMENT

	2016	2015
Furniture and fixtures	$26,879	$33,028
Office equipment	27,373	26,096
Leasehold improvement	13,992	12,074
	68,244	71,198
Less: Accumulated depreciation	(21,368)	(22,727)
Total	$46,876	$48,471

Depreciation expense, classify as operating expenses, was $3,789 and $1,491 for the three months ended March 2016 and 2015 respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

NOTE 8 – CASH SURRENDER VALUE OF LIFE INSURANCE

On September 9, 2013, the Company purchased insurance on the life of the General Manager of the Company. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable. Net cash surrender value of this life insurance is presented in the accompanying financial statement, net of surrender charge.

On May 15, 2015, the Company purchased additional insurance on the life of an Executive Corporate Advisor of the Company. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable. The cash surrender value of this life insurance is pledged as collateral against HK$902,663 (approximately $116,473) credit facility with Hang Seng Bank Limited. Cash value of this life insurance is presented in the accompanying financial statement, net of the policy loan. The loan carries interest at an effective rate of 1.75% per annum over 1-month Hong Kong Interbank Offered Rate (“HIBOR”), payable with one lump sum on maturity in May 2016, which are secured by the cash value of the life insurance policy and personally guaranteed by Mr. Lee Chong Kuang and Mr. Loke Che Chan Gilbert, the directors of the Company.

A summary of net cash surrender values of life insurance as of March 31, 2016 and December 31, 2015 are reported as below:

	As of March 31, 2016	As of December 31, 2015
Cash surrender value of life insurance	$154,184	$153,305
Less: policy loan balance outstanding	(116,473)	(116,473)
Cash surrender value of life insurance, net	$37,711	$36,832

NOTE 9 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

As of March 31, 2016, the Company invested in five different unconsolidated entities, which the Company’s ownership ranges from 20% to 30%, and are accounted for under the equity method of accounting, with initial investment amount of $11,000. The Company recognized its share of loss on investments in unconsolidated entities of $5,100.

As of March 31, 2016, the Company invested in Greenpro Trust Limited with initial investment amount of $56,773. Greenpro Trust Limited is a company incorporated in Hong Kong with 3,400,000 ordinary shares authorized, issued and outstanding at a par value of HK$1 (approximately $0.129). Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert are the common directors of Greenpro Trust Limited and the Company.

Combined summarized financial information for all the unconsolidated entities are as follows:

	As of March 31, 2016	As of December 31, 2015

Total assets	$5,042,243	$1,610,416
Total liabilities	$1,538,120	$999,591

	For three months ended March 31, 2016	For three months ended December 31, 2015

Revenue	$87,267	$60,617
Net loss for the periods end respectively	$602,887	$477,834

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

	2016	2015

Accounts payable	$20,892	$-
Receipts in advance	16,509	55,187
Other payables and accrued liabilities	142,378	378,163
Total	$179,779	$433,350

NOTE 11 – AMOUNTS DUE TO RELATED PARTIES

	2016	2015

Amounts due to shareholders	$546,278	$505,327
Amount due to non-controlling interest party	1,467,357	1,596,388
Amount due to a related company	-	-
Total	$2,013,635	$2,101,715

As of March 31, 2016, a shareholder advanced $500,000 to the Company, which is unsecured, bears interest at 12% per annum and payable with one lump sum in September 2016 upon maturity, for the purpose of business development. The remaining amounts of $46,278 are temporary advances made to the Company by various shareholders, which are unsecured, interest-free and are payable on demand, for working capital purpose.

As of March 31, 2016, the non-controlling interest party of Forward Win International Limited advanced $1,467,357 to the Company, which is unsecured, bears no interest and payable upon demand, for the purchase of real properties for trading purpose.

NOTE 12 – AMOUNTS DUE TO DIRECTORS

As of March 31, 2016, the directors of the Company advanced collectively $142,863 to the Company, which is unsecured, bears no interest and is payable upon demand, for working capital purpose. Imputed interest is considered insignificant.

NOTE 13 – LONG-TERM BANK LOANS

	2016	2015
Bank loans from financial institutions in Malaysia
Standard Chartered Saadiq Berhad	$392,269	$361,596
United Overseas Bank (Malaysia) Berhad	265,573	244,332
	657,842	605,928
Less: current portion	(15,108)	(13,610)
Bank loan, net of current portion	$642,734	$592,318

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

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

Maturities of the long-term bank loans for each of the five years and thereafter following March 31, 2016 are as follows:

Year ending March 31:
2017	$15,108
2018	15,828
2019	16,582
2020	17,296
2021	18,197
Thereafter	574,831

Total	$657,842

For the three months ended March 31, 2016 and 2015, the base lending rate is 6.85% per annum.

NOTE 14 – COMMON STOCK

For the three months ended March 31, 2016, the company had not issued any common stock.

As of March 31, 2016, the company has 51,963,755 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 15 – INCOME TAXES

The (loss) income before income taxes of the Company for the three months ended March 31, 2016 and 2015 were comprised of the following:

	For the three months ended March 31,
	2016	2015
Tax jurisdictions from:
– Local	$(286,206)	$(133,484)
– Foreign, representing:
BVI	(102)	(2,921)
Belize	67,271	109,723
Anguilla	1,669	(3,149)
Malaysia	(2,223)	(16,472)
Hong Kong	1,400	1,688
The PRC	(9,404)	(1,330)
Loss before income taxes	$(227,595)	$(45,945)

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

Provision for income taxes consisted of the following:

For the three months ended March 31,
	2016	2015

Current:
– Local	$-	$-
– Foreign, representing:
BVI	-	-
Belize	-	-
Anguilla	-	-
Hong Kong	5,589	-
The PRC	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$5,589	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

GRNQ is registered in the State of Nevada and is subject to United States of America tax law. As of March 31, 2016, the operations in the United States of America incurred $734,628 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2033, if unutilized. The Company has provided for a full valuation allowance of approximately $257,000 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is not likely that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Belize

Under the current Laws of Belize, the Company’s subsidiaries are registered as a Belizean International Business Corporation which is subject to 0% income tax rate.

Anguilla

Under the current laws of the Anguilla, Greenpro Venture Capital Limited (“GPVC”) and Greenpro Venture CAP (CGN) Limited (“GPVCCGN”) are registered as an international business company which governs by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla. For the years ended March 31, 2016 and 2015, the GPVC and GPVCCGN incurred aggregated net operating profit of $1,669 and net operating loss of $3,149, respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

Hong Kong

All of the Company’s subsidiaries operating in Hong Kong subject to the Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income for its tax year. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	For the three months ended March 31,
	2016	2015

Subsidiary with operating income before income tax	$50,253	$7,395
Subsidiaries with loss before income tax	(21,148)	(5,707)

Net income before income tax	29,105	1,688

Subsidiary with operating income before income tax	$50,253	$7,395
Statutory income tax rate	16.5%	16.5%

Income tax at Hong Kong statutory income tax rate	8,291	1,220
Tax effect of tax loss brought forward	-	(1,220)
Tax effect of tax reduction	(2,702)	-
Income tax expense	$5,589	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of March 31, 2016, therefore no deferred tax assets or liabilities have been recognized.

The PRC

Greenpro Management Consultancy (Shenzhen) Limited (“GMC(SZ)”) and Shenzhen Falcon Financial Consulting Limited (“SZ Falcon”) are operating in the PRC subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the three ended March 31, 2016 and 2015, the GMC(SZ) and SZ Falcon incurred aggregated net operating loss of $9,404 and $1,330, respectively.

Malaysia

Greenpro Resources Sdn Bhd (“GRSB”) and Greenpro Capital Village Sdn Bhd (“GCVSB”) are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. For the three months ended March 31, 2016 and 2015, GRSB and GCVSB incurred an aggregated operating loss of $2,223 and $16,472, respectively which can be carried forward indefinitely to offset its taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $32,934 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$257,000	$146,000
– The PRC	52,037	49,686
– Malaysia	32,934	32,490
	341,971	228,176
Less: valuation allowance	(341,971)	(228,176)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $341,971 as of March 31, 2016. During the three months ended March 31, 2016, the valuation allowance increased by $113,795, primarily relating to net operating loss carry forwards from the various tax regime.

NOTE 16 – RELATED PARTY TRANSACTIONS

	For the three months ended March 31,
	2016	2015
Business consulting and advisory service income
- Related party A	$32,973	$3,000
- Related party B	-	2,023
- Related party C	11,540	-
- Related party D	590	-

	$45,103	$5,023

Related party A is under common control of Mr. Loke Che Chan, Gilbert, the director of the Company.

Related party B and C is under common control of Ms. Chen Yanhong, the director of GMC(SZ), a wholly-owned subsidiary of the Company.

Related party D is under common control of Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert, the directors of the Company.

All of these related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 17 – SEGMENT INFORMATION

The Company operates three reportable business segments, as defined by ASC Topic 280:

●	Service business – provision of business solution services

●	Real estate business – leasing and trading of commercial real estate properties in Hong Kong and Malaysia

●	Corporate – other than the above two-segments

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the three months ended March 31, 2016
	Real estate business	Service business	Corporate	Total

Revenues	$23,255	$428,408	$-	$451,663
Cost of revenues	(10,318)	(225,739)	-	(236,057)

Gross income	12,937	202,669	-	215,606
Depreciation and amortization	7,899	3,789	27,818	39,506
Net loss	(6,000)	(219,540)	(9,723)	(235,263)
Total assets	5,009,139	3,274,234	183,178	8,466,551
Expenditure for long-lived assets	$1,686	$2,126	$-	$3,812

	For the three months ended March 31, 2015
	Real estate business	Service business	Corporate	Total

Revenues	$8,927	$329,096	$-	$338,023
Cost of revenues	(10,891)	(128,723)	-	(139,614)

Gross income	(1,964)	200,373	-	198,409
Depreciation and amortization	8,212	1,491	106	9,809
Net loss	(15,655)	(24,763)	(3,309)	(43,727)
Total assets	2,466,672	1,001,177	81,405	3,549,254
Expenditure for long-lived assets	$492	$362	$-	$854

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

NOTE 18 – CONCENTRATIONS OF RISKS

(a) Major customers

For Service income:

For the three months ended March 31, 2016, the customers who accounted for 10% or more of the Service income are presented as follows:

	For the three months ended March 31, 2016		As of March 31, 2016
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$60,000	11%	$-
Total:	$60,000	11%	$-

For the three months ended March 31, 2015, the customers who accounted for 10% or more of the Service income are presented as follows:

	For the three months ended March 31, 2015		As of March 31, 2015
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$140,000	43%	$-
Total:	$140,000	43%	$-

For Sale of properties:

For the three months ended March 31, 2016 and 2015, there was no revenue generated from sale of properties.

(b) Major vendors

For the three months ended March 31, 2016 and 2015, there was no vendor who accounted for 10% or more of the Company’s cost of revenues with no accounts payable balance at year-end.

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

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

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

NOTE 19 – COMMITMENTS AND CONTINGENCIES

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

The aggregate lease expense for the three months ended March 31, 2016 and 2015 were $71,165 and $37,043, respectively.

As of March 31, 2016, the Company has future minimum rental payments of $158,603 for office premises due under a non-cancellable operating lease in the next twelve months.

NOTE 20 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2016 up through the date the Company issued the condensed consolidated financial statements with this Form 10-Q.

The Company mutually agreed with Lepora Holdings Corporation and CGN Nanotech Inc. regarding the withdrawal of shares subscribed, and to release each other from any and all claims and/or obligations arising under the Subscription Agreement. Since April 1, 2016, the Company has not owned any shares of Lepora Holdings Corporation and CGN Nanotech Inc.

On May 11, 2016, the Greenpro Holding Limited incorporated Greenpro Capital Pty Ltd with 50% shareholding, remaining 50% was held by Mohammad Reza Masoumi Al Agha. The subsidiary becomes the new business arm which provides corporate advisory services such as strategic planning, cross-border business solution and advisory, transaction services.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Company Overview

Greenpro Capital Corp. (the “Company” or “Greenpro”), was incorporated in the State of Nevada on July 19, 2013 with a fiscal year end of December 31. Our business and registered office is located at Suite 2201, 22/F., Malaysia Building 50 Gloucester Road, Wanchai, Hong Kong. Our website is at: http://www.greenprocapital.com. Information contained on our website is not part of this Annual Report on Form 10-Q or our other filings with the Securities and Exchange Commission (“SEC”). Our common stock is quoted and traded in the over-the-counter market under the symbol “GRNQ.”

During the quarter ended March 31, 2016, we, together with our subsidiaries, operated in three business segments:

●	Service Business: the provision of business solution services such as cloud accounting solutions, cross-border business solutions, record management services to small and mid-size businesses located in Asia, with an initial focus on Hong Kong, Malaysia and China;

●	Real Estate Business: the leasing and trading of commercial real estate properties in Hong Kong and Malaysia; and

●	Corporate Business: venture capital business, ancillary support services and other activities not included in the foregoing.

Summary financial information regarding our three business segments as of March 31, 2016 and 2015 respectively, are set forth below.

	For the three months ended March 31, 2016
	Real estate business	Service business	Corporate	Total
Revenues	$23,255	$428,408	$-	$451,663
Cost of revenues	(10,318)	(225,739)	-	(236,057)

Gross income	12,937	202,669	-	215,606
Depreciation and amortization	7,899	3,789	27,818	39,506
Net loss	(6,000)	(219,540)	(9,723)	(235,263)
Total assets	5,009,139	3,274,234	183,178	8,466,551
Expenditure for long-lived assets	$1,686	$2,126	$-	$3,812

	For the three months ended March 31, 2015
	Real estate business	Service business	Corporate	Total
Revenues	$8,927	$329,096	$-	$338,023
Cost of revenues	(10,891)	(128,723)	-	(139,614)

Gross income	(1,964)	200,373	-	198,409
Depreciation and amortization	8,212	1,491	106	9,809
Net loss	(15,655)	(24,763)	(3,309)	(43,727)
Total assets	2,466,672	1,001,177	81,405	3,549,254
Expenditure for long-lived assets	$492	$362	$-	$854

Service Business Segment: We currently provide a wide range of business solution services varying from cloud system solution, financial consulting services and corporate accounting services to small and medium-size businesses located in Asia, with an initial focus on Hong Kong, China and Malaysia. Our comprehensive range of services cover cloud accounting solutions, cross-border business solutions, record management services, and accounting outsourcing services. Our cross border business services include, among other services, tax planning, trust and wealth management, cross border listing advisory services and transaction services. We hope to develop a package solution of services (“Package Solution”) that will build a cloud solution into traditional accounting services. By using a Package Solution, we believe that we can assist our clients to reduce their business costs and improve their revenues.

Real Estate Business: We are also engaged in the leasing and trading of commercial real estate properties in Hong Kong and Malaysia. We currently own the following investment commercial properties in Malaysia:

Location	Owner	Use
B-7-5, North Point Office Mid Valley City, No. 1, Medan Syed Putra Utara 59200 Kuala Lumpur, Malaysia	Greenpro Resources Sdn. Bhd.	Office Building
D-07-06 and D-07-07 Skypark @ One City Jalan USJ 25.1 47650 Subang Jaya, Selangor, Malaysia

Corporate Business Segment. We operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. Our venture capital business is focused on establishing a business incubator for start-up and high growth companies to support them during their critical growth periods and investing in select start-up and high growth companies. We expect to target companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand, and Singapore. We also anticipate our venture capital business to also engage in the purchase, acquisition and rental of commercial properties in the same Asia and Southeast Asia region.

As of the date of this report, we have made investments into following companies:

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

Effective April 1, 2016, the Company mutually agreed with Lepora Holdings Corporation and CGN Nanotech Inc. regarding the withdrawal of shares subscribed, refund of subscription amount $3,600 and $2,160 respectively, and to release each other from any and all claims and/or obligations arising under the Subscription Agreement. Lepora Holdings Corporation offered home products for improving air, water, home and health while CGN Nanotech Inc. traded and distributed nano-ceramc lighting products. Since April 1, 2016, the Company has not owned any shares of Lepora Holdings Corporation and CGN Nanotech Inc. At this time, we do not expect to acquire more than 30% of any single company.

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

On September 30, 2015, Greenpro acquired 100% shareholding of A&G International Limited, Falcon Secretaries Limited, Ace Corporate Services Limited, Shenzhen Falcon Financial Consulting Limited and 60% shareholding of Yabez (Hong Kong) Company Limited. As a result of the acquisitions, we broadened the range of our services, including but not limited to company formation, advisory services and company secretarial services.

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

On March 14, 2016, the Board appointed Mr. Shum Albert, Mr Chin Kiew Kwong and Mr. Hee Chee Keong to the Board as the independent directors of the Company. On March 23, 2016, our Audit Committee was established and comprised of our three independent directors.

On May 11, 2016, the Greenpro Holding Limited incorporated Greenpro Capital Pty Ltd with 50% shareholding, remaining 50% was held by Mohammad Reza Masoumi Al Agha. The subsidiary becomes the new business arm which provides corporate advisory services such as strategic planning, cross-border business solution and advisory, transaction services.

Liquidity and Capital Resources

As of March 31, 2016, we had working capital of $2,723,139 as compared to working capital of $9,747 as of March 31, 2015. We had total current assets of $5,262,605 consisting of cash on hand of $1,183,228 and Inventory – finished property of $3,747,732. We had current liabilities of $2,539,466 consisting of amount due to shareholders of $2,013,635, and accounts payable and accrued liabilities of $179,779. The Company’s net loss was $235,263 and $43,727 for the three months ended March 31, 2016 and 2015, respectively. The Company’s comprehensive loss was $188,753 and $52,277 for the three months ended March 31, 2016 and 2015, respectively.

Going Concern Uncertainties

The continuation of the Company as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and cash equivalents of $1,183,228 and other sources of liquidity discussed below are adequate to support operations for at least the next 9 months.

Operating activities

Net cash used in operating activities during the three months ended March 31, 2016, was $304,033, and consisted primarily of a net loss of $233,184, a decrease in payables and accrued liabilities of $238,249, offset by an decrease in prepayments and other receivables of $139,598.

During the three months ended March 31, 2015, net cash used in operating activities was $1,165,738, and consisted primarily of an increase in prepayments and other receivables of $1,041,166.

Investing activities

Net cash provided by investing activities was $11,690 for the three months ended March 31, 2016, and consisted primary of a refund of life insurance premiums of $15,502, offset by property, plant and equipment purchases of $3,812. We purchased life insurance on the life of the General Manager of the Company on September 9, 2013, and on the life of an executive corporate advisor on May 15, 2015.

Net cash used in investing was $854 for the three months end March 31, 2015, and consisted of property, plant and equipment purchases.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2016, was $129,994 and consisted of repayments of advances from related parties (Ms. Hui Oi Kuk, the 40% shareholder of Forward Win International Limited and Falcon CPA Ltd, an entity 100% owned by Mr Loke Che Chan Gilbert, director of the Company) of $107,311, repayment to Company directors (Ms Yap Pei Ling and Ms Chen Yanhong the directors of subsidiaries) of $19,018, and repayment of bank loans of $3,665.

Net cash provided by financing activities was $1,422,775 for the three months ended March 31, 2015, and consisted primarily of $1,470,781 of advances from related parties (Mr. Thanawat Lertwattanarak and Ms. Srirat Chuchottaworn, currently the directors of the Company and Ms. Hui Oi Kuk), offset by repayments of $44,848 to Mr. Loke Che Chan Gilbert, Mr. Lee Chong Kuang and Ms. Yap Pei Ling.

Results of Operation

The following table sets forth certain operational data for the three months ended March 31, 2016, as compared to the same period ended March 31, 2015:

	Quarter ended March 31,
	2016	2015
REVENUES, NET
- Rental income	$23,255	$8,927
- Sale of properties	-	-
- Service income
Related parties	45,103	5,023
Unrelated parties	383,305	324,073
Total revenues	451,663	338,023

COST OF REVENUES
- Cost of rental	(10,318)	(10,891)
- Cost of properties sold	-	-
- Cost of service	(225,739)	(128,723)
Total cost of revenues	(236,057)	(139,614)

GROSS PROFIT	215,606	198,409

OPERATING EXPENSES:
General and administrative	(416,816)	(235,597)

(LOSS) FROM OPERATIONS	$(201,210)	$(37,188)

Comparison of the three months ended March 31, 2016 and March 31, 2015

Revenues, net. Total revenue was $451,663 and $338,023 for the three months ended March 31, 2016, and 2015, respectively. The increase was primarily due to the increase of revenue from our real estate and service business segments. For the three months ended March 31, 2016, our service, real estate and corporate business segments accounted for approximately 94.85%, 5.15% and 0% of our net revenue respectively. For the same period ended March 31, 2015, our service, real estate and corporate business segments accounted for approximately 97.36%, 2.64% and 0% of our net revenue respectively.

Rental Income. Revenue from rental was $23,255 for the three months ended March 31, 2016, as compared to $8,927 for the three months ended March 31, 2015. We expect rental income to stabilize in the near future. We expect revenue from our real estate business segment to increase to the extent that we are able to profitably sell our investment properties.

Service Income. Revenue from the provision of services was $428,408 for the three months ended March 31, 2016, as compared to $329,096 for the three months ended March 31, 2015. The increase in revenue was primarily due to the broadening of the range of services offered and the increase in our client base. We expect revenue from our business services business segment to increase as we continue to grow our business and expand into new territories.

Corporate Income. We did not derive any revenue from our corporate business segment during the three months ended March 31, 2016, and 2015. We expect to generate revenue from our venture capital business when we begin our education and training seminars and at such time as we sell our interest in our portfolio companies. We hope to commence our education and training seminars during mid-2017.

Cost of Revenues. Total cost of revenues was $236,057 for the three months ended March 31, 2016, respectively, as compared $139,614 for the for the three months ended March 31, 2015. The increase was primarily due to the attributable to the increase in services rendered from our service business segment. Cost of revenue as a percentage of net revenue was approximately 52.26% as of March 31, 2016, with our real estate and business services segments accounting for approximately 4.37% and 47.89% of the cost of revenue.

Cost of real estate business segment. Cost of revenue from our real estate business segment was $10,318 for the three months ended March 31, 2016, as compared to $10,891 for the three months ended March 31, 2015. Cost of revenue includes the costs associated with government rent and rates, repairs and maintenance, property insurance, and other related administrative costs.

Cost of service segment. Costs of revenue from our service business segment was $225,739 for the three months ended March 31, 2016, as compared to $128,723 for the three months ended March 31, 2015. It primarily consisted of employee compensation and related payroll benefits, company formation cost and other professional fees.

Gross Profit. The gross profit for the Company was $215,606 (48% margin) for the three months ended March 31, 2016, respectively, as compared to $198,409 (59% margin) for the three months ended March 31, 2015. The decrease of gross margin was due to the increase in cost of services income.

General and administrative expenses. General and administrative expenses was $416,816 for the three months ended March 31, 2016, as compared to $235,597 for the three months ended March 31, 2015. The increase in general and administrative expenses was primarily due to the increase in directors’ remuneration and quarter, office rent, professional and legal fees.

Net Loss attributable to non-controlling interest. The Company records income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of consolidated subsidiaries. As of March 31, 2016, the Company holds 60% shareholding of Forward Win International Limited and attributed a net income of $2,186 to the non-controlling interest of Forward Win International Limited for the three months ended March 31, 2016. Additionally, as of March 31, 2016, the Company holds 60% shareholding of Yabez (Hong Kong) Company Limited and attributed a net loss of $3,530 to the non-controlling interest of Yabez (Hong Kong) Company Limited for the three months ended March 31, 2016. Last, as of March 31, 2016, the Company holds 51% shareholding of Greenpro Capital Village Sdn Bhd and attributed a net profit of $3,423 to the non-controlling interest of Greenpro Capital Village Sdn Bhd for the three months ended March 31, 2016.

Comprehensive Loss. Our comprehensive loss was $188,753 for the three months ended March 31, 2016, as compared to the net loss of $52,277 for the three months ended March 31, 2015. The increase comprehensive loss was due to the increase in general and administrative expenses incurred in connection with the development and expansion of our business operations such as office rental and staff employment. We expect our comprehensive loss to decrease as we continue to develop and expand our business and income streams in the near future.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2016.

Contractual Obligations and Commercial Commitments

As of March 31, 2016, the Company has leased an office premises in Hong Kong under a non-cancellable operating lease that expire in August 2016. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts. The Company’s subsidiaries lease certain office premises in the PRC under a non-cancellable operating lease that expire in December 2017. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts.

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

●	Basis of consolidation

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

●	Use of estimates

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

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed (none as of March 31, 2016), and projected margin on future unit sales. The Company pays particular attention to discern if inventory is moving at a slower than expected pace or where margins are trending downward. As at March 31, 2016, the Company determined inventory – finished property was not impaired.

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

Depreciation expense, classify as cost of rental, for the three months ended March 31, 2016 and 2015 were $7,899 and $8,212, respectively.

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

Depreciation expense, classify as operating expenses, for the three months ended March 31, 2016 and 2015 were $3,789 and $1,491, respectively.

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

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trade marks registered in Hong Kong, the PRC, and Malaysia, which are amortized on a straight-line basis over a useful life of ten years. Intangible assets acquired in business combinations are provisionally considered customer lists amortized on a straight-line basis over a useful life of five years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three months ended March 31, 2016 and 2015.

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

The Company leases its commercial office premises in Malaysia and Hong Kong under various non-cancelable operating leases with terms of two to three years and renewal options. For the three months ended March 31, 2016, the Company has recorded $23,255 in rental revenue, based upon its annual rental over the life of the lease under operating lease, using straight-line method.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2016, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) ineffective controls over period end financial disclosure and reporting processes; and (3) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of March 31, 2016.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the last quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Name of Exhibit

3.1	Certificate of Amendment (1)

3.2	Amended and Restated Bylaws *

4.1	Form of common stock certificate *

10.1	Employment Contract dated August 28, 2014, by and between the Company and Loke Che Chan, Gilbert (2)

10.2	Employment Contract dated August 28, 2014, by and between the Company and Lee Chong Kuang (2)

10.3	Letter of offer of Malaysia Office- One City D-07-06 (3)

10.4	Letter of offer of Malaysia Office- One City D-07-07 (3)

14	Code of Ethics (4)

21	List of Subsidiaries (Up to Filing Date)*

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Charter to Audit Committee (3)

99.2	Audit Committee Pre-Approval Procedures (3)

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

(1) Incorporated by reference from our Form 8-K filed with the Securities and Exchange on May 13, 2015.

(2) Filed as an exhibit to the Company’s Form 8-K/A filed with the SEC on September 30, 2015 and incorporated herein by reference.

(3) Incorporated by reference from our report on Form 10-K filed on Form S-1 with the Securities and Exchange Commission on March 30, 2016.

(4) Incorporated by reference from Form S-1 registration statement filed with the Securities and Exchange Commission on January 27, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPRO CAPITAL CORP.
(Name of Registrant)
Date: May 16, 2016

	By:	/s/ Lee Chong Kuang
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date: May 16, 2016
	By:	/s/ Loke Che Chan, Gilbert
	Title:	Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial Officer, Principal Accounting Officer)

