Form 10-Q
period 2016-06-30
Greenpro Capital Corp.
filed 2016-08-15
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2016

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

Registrant’s phone number, including area code (852) 3111-7718

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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2016
Common Stock, $.0001 par value	52,221,255

2

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”))

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,336,509	$1,587,861
Accounts receivable	182,161	186,162
Inventory – finished property	3,747,732	3,746,977
Amounts due from a related company	68,703	69,568
Prepayments and other receivables	104,266	233,402
Total current assets	5,439,371	5,823,970

Non-current assets:
Investment Property, net	1,019,149	1,030,009
Plant and equipment, net	45,487	48,471
Cash surrender value of life insurance, net	53,764	36,832
Investments in unconsolidated entities	60,613	62,773
Intangible assets, net	534,427	663,995
Goodwill	1,472,729	1,402,316
Total non-current assets	3,186,169	3,244,396
TOTAL ASSETS	$8,625,540	$9,068,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$128,253	$433,350
Deferred revenue	-	174,547
Trade Payable	27,445	-
Amounts due to related parties	2,000,176	2,101,715
Amounts due to directors	107,919	180,793
Current portion of long-term bank loans	14,906	13,610
Income tax payable	22,648	7,988
Total current liabilities	2,301,347	2,912,003

Non-current liabilities
Long-term bank loans	622,942	592,318

Total liabilities	2,924,289	3,504,321

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 52,221,255 and 51,963,755 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively	5,222	5,196
Additional paid in capital	6,327,268	5,915,294
Accumulated other comprehensive income	41,820	74,503
Accumulated deficit	(810,583)	(567,931)
Total Greenpro Capital Corp. stockholders’ equity	5,563,727	5,427,062
Non-controlling interest	137,524	136,983

Total stockholders’ equity	5,701,251	5,564,045

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,625,540	$9,068,366

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US”)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
REVENUES, NET
- Rental income	$20,871	$11,211	$44,126	$20,138
- Service income
Related parties	111,345	-	156,448	5,023
Third parties	621,031	558,720	1,004,336	882,793
Total revenues	753,247	569,931	1,204,910	907,954

COST OF REVENUES
- Cost of rental	(16,396)	(8,937)	(26,714)	(19,828)
- Cost of service
Third parties	(276,476)	(184,644)	(502,215)	(313,367)
Total cost of revenues	(292,872)	(193,581)	(528,929)	(333,195)

GROSS PROFIT	460,375	376,350	675,981	574,759

OPERATING EXPENSES:
General and administrative	(440,951)	(263,969)	(857,767)	(499,566)

PROFIT(LOSS) FROM OPERATIONS	19,424	112,381	(181,786)	75,193

OTHER EXPENSES:
Interest expense	(19,301)	(8,550)	(45,686)	(17,307)

PROFIT (LOSS) BEFORE INCOME TAX AND NON-CONTROLLING INTEREST	123	103,831	(227,472)	57,886
Income tax expense	(9,157)	-	(14,746)	-
NET PROFIT (LOSS) BEFORE NON-CONTROLLING INTEREST	(9,034)	103,831	(242,218)	57,886
Less: Net (loss) income attributable to non-controlling interest	1,644	5,867	(435)	8,085

NET PROFIT (LOSS) ATTRIBUTED TO GREENPRO CAPITAL CORP. COMMON STOCKHOLDERS	(7,390)	109,698	(242,653)	65,971
Other comprehensive loss:
- Foreign currency translation (loss) income	(13,827)	(2,082)	32,683	(10,632)
COMPREHENSIVE INCOME(LOSS)	$(21,217)	$107,616	$(209,970)	$55,339

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	52,079,771	22,422,800	52,021,764	22,422,800

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(242,218)	$57,886
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,847	20,608
Gain on investment in securities	(3,600)	-
Increase in cash surrender value on life insurance	(16,932)	(13,284)
Changes in operating assets and liabilities:
Accounts receivable	4,001	(44,510)
Prepayment & Other receivables	132,965	-
Inventory – finished property	(755)	-
Prepayments and other receivables	-	(1,651,499)
Accounts payable	27,445	-
Receipt in advance	(55,280)	1,338
Deferred Revenue	(174,546)	-
Other payable and accrued liabilities	(252,562)	370,384
Income tax payable	14,660	-

Net cash used in operating activities	(483,975)	(1,259,077)

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,933)	(9,207)
Refund (Payment) for life insurance premium	-	(5,163)
Withdrawal of shares subscribed of associates	2,160	-
Investments in unconsolidated entities	-	(40,210)

Net cash used in investing activities	(11,773)	(54,580)

Cash flows from financing activities:
Proceeds from share issuance	412,000	-
Proceeds from non-controlling interest	106	516
Advances from related parties	21,187	1,442,442
Repayments to related parties	(129,034)	-
Repayments to directors	(63,993)	(70,393)
Repayment of bank borrowings	(7,467)	(7,232)

Net cash provided by financing activities	232,799	1,365,333

Effect of exchange rate changes in cash and cash equivalents	11,597	(16,095)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(251,352)	35,581
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,587,861	623,370

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,336,509	$658,951

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$45,686	$17,307

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2016, are not necessarily indicative of the results for the year ending December 31, 2016, or any period thereafter. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016.

NOTE 2 – GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2016, the Company has an accumulated deficit of $810,583 and incurred a net operating loss of 242,653 for the six months ended June 30, 2016. The continuation of the Company as a going concern through December 31, 2016 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

Greenpro Capital Pty Ltd was formed on May 11, 2016, with 50% held by Greenpro Holding Limited (“GPHL”), one of our subsidiaries, and 50% held by Mohammad Reza Masoumi Al Agha.

On May 23, 2016, GPHL acquired 400 shares of Greenpro Wealthon Sdn Bhd. from Mr. Lee Chong Kuang for MYR 1 (approximately US$0.25). On June 7, 2016, GPHL acquired an additional 200 shares of Greenpro Wealthon Sdn Bhd. for MYR120,000 (approximately US$30,000), resulting in an aggregate of 60% of Greenpro Wealthon Sdn Bhd. The remaining 40% of Greenpro Wealthon Sdn. Bhd. is held by Mr. Yiap Soon Keong.

We expect the foregoing subsidiaries to provide corporate advisory services such as strategic planning, cross-border business solution and advisory, transaction services in different regions.

Greenpro Synergy Network Limited (“GSN”) was incorporated in Hong Kong on March 2, 2016, as a variable interest entity (“VIE”) that is subject to consolidation with the Company. GSN’s principal activities are to hold certain insurance policies of the company. Loke Che Chan, Gilbert and Lee Chong Kuang are the sole shareholders of GSN.

The Company controls GSN through a series of contractual arrangements (the “VIE Agreements”) between GPHL and GSN. The VIE agreements include (i) Exclusive Business Cooperation Agreement, (ii) Loan Agreement, (iii) Share Pledge Agreement (iv) Power of Attorney and (v) Exclusive Option Agreement with the shareholder of GSN.

Set forth below is a more detailed description of each of the VIE agreement.

Exclusive Business Cooperation Agreement: Pursuant to the Exclusive Business Cooperation Agreement, GPHL serves as the exclusive provider of technical support, consulting services and management services to GSN. In consideration of such services, GSN has agreed to pay a service fee to GPHL, which is based on the time of services rendered multiplied by the corresponding rate, plus amount of the services fees or ratio decided by the board of directors of GPHL. The Agreement has a term of 10 years but may be extended GPHL in its discretion.

Loan Agreement: Pursuant to the Loan Agreement, GPHL granted interest-free loans to the shareholders of the GSN for the sole purpose of increasing the registered capital of the GSN. These loans are eliminated with the capital of GSN during consolidation.

Share Pledge Agreement: Pursuant to the Share Pledge Agreement, the shareholders of GSN pledged to GPHL a first security interest in all of their equity interests in GSN to secure GSN’s timely and complete payment and performance of its obligations under the Exclusive Business Cooperation Agreement. During the term of the Share Pledge Agreement, the pledgors agreed, among other things, not to transfer, place or permit the existence of any security interest or other encumbrance on their interest in GSN without the prior written consent of GPHL. The pledge shall remain in effect until 10 years after the obligations under the principal agreement will have been fulfilled. However, upon the full payment of the consulting and service fees under the Exclusive Business Cooperation Agreement and upon the termination of GSN’s obligations under the Exclusive Business Cooperation Agreement, the Share Pledge Agreement shall be terminated and GPHL shall terminate this agreement as soon as reasonably practicable.

Power of Attorney: Pursuant to the Power of Attorney, Messrs. Lee and Loke, as the sole shareholders of GSN, granted to the GPHL the right to (i) attend shareholders meetings of GSN (ii) exercise all shareholder rights (including voting rights) with respect to such equity interests in GSN and (iii) designate and appoint on behalf of such shareholders the legal representative, directors, supervisors, and other senior management members of GSN. The Power of Attorney is irrevocable and is continuously valid from the date of execution of such Power of Attorney, so long as such persons remain shareholders of GSN.

Exclusive Option Agreement: Pursuant to the Exclusive Option Agreement, the shareholders of GSN granted to the GPHL an irrevocable and exclusive right and option to purchase all of their equity interests in GSN. The purchase price shall be equal to the capital paid in by the shareholders, adjusted pro rata for the purchase of less than all of the equity interests. The Agreement is effective for a term of 10 years, and may be renewed at GPHL’s election

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

●         Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries and its VIE over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation. The Company records income attributable to non-controlling interest in the condensed consolidated statements of operations for any non-owned portion of consolidated subsidiaries. Non-controlling interest is recorded within the equity section but separate from GRNQ’s equity in the condensed consolidated balance sheets.

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

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

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

Depreciation expense, classify as cost of rental, for the six months ended June 30, 2016 and 2015 were $15,924 and $16,320, respectively.

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

Depreciation expense, classify as operating expenses, for the six months ended June 30, 2016 and 2015 were $7,767 and $4,089, respectively.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the six months ended June 30, 2016 and 2015.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

On May 3, 2016, the Company completed the analysis to determine the fair value of customer relationships as of the acquisition date and adjusted the cost and accumulative amortization of customer relationships. The cost of customer relationships was determined at $624,500 as of the acquisition data with a corresponding increase to Goodwill. The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi- period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship. And the adjusted amortization reflected in the current-period income statement that would have been recognized the adjustment to provisional amounts in previous period is amount of $3,521.

Amortization expense for the six months ended June 30, 2016 and 2015 were $59,155 and $199, respectively.

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

●         Variable Interest Entity

A variable interest entity (“VIE”) is a legal entity that possess any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or equity owners who do not have the obligations to absorb expected loss or the right to receive the expected residual returns of entity.

In accordance to ASC Topic 810 “Consolidation”, the Company it required to include in its consolidated financial statements, the financial statement of its VIE. ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which a company, through contractual agreements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Through the VIE agreements disclosed in Note 3, the Company is deemed to be the primary beneficiary of GSN. According, the financial result of GSN has been included in the accompanying consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

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

The Company leases its commercial office premises in Malaysia and Hong Kong under various non-cancelable operating leases with terms of two to three years and renewal options. For the six months ended June 30, 2016, the Company has recorded $44,126 in rental revenue, based upon its annual rental over the life of the lease under operating lease, using straight-line method.

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

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and record in a local currency, Malaysian Ringgit (“MYR”), Renminbi (“RMB”), Australian Dollar (“AUD”) and Hong Kong Dollars (“HK$”), which is also the respective functional currencies for each subsidiary as they are the primary currency of the economic environment in which each subsidiary operates.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2016	2015
Period-end MYR : US$1 exchange rate	4.03	3.78
Period-average MYR : US$1 exchange rate	3.87	3.60
Period-end RMB : US$1 exchange rate	6.64	6.09
Period-average RMB : US$1 exchange rate	6.32	6.13
Period-end AUD : US$1 exchange rate	1.35	-
Period-average AUD : US$1 exchange rate	1.30	-
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

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

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 : Observable inputs such as quoted prices in active markets;

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

●          Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

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

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

As of the acquisition date, the allocations of the purchase price are stated as follows:

	F&A	Yabez	Total
Plant and equipment	$1,270	$3,026	$4,296
Accounts receivable	103,578	39,435	143,013
Prepayments, deposits and other receivables	5,467	6,479	11,946
Cash and cash equivalents	21,520	29,050	50,570
Accounts payable and accrued liabilities	(129,039)	(39,627)	(168,666)
Intangible assets	449,500	175,000	624,500
Goodwill	1,211,864	260,865	1,472,729
Fair values of F&A and Yabez respectively	$1,664,160	$474,228	$2,138,388
Non-controlling interest	-	(85,291)	(85,291)
Total purchase considerations*	$1,664,160	$388,937	$2,053,097

*Total purchase considerations were consisted of 2,080,200 and 486,171 shares of GRNQ common stock, which is priced at 0.8 per share, for F&A and Yabez respectively.

NOTE 6 – INVESTMENT PROPERTY

	2016	2015
	(unaudited)
Leasehold land and buildings for rental purpose	$1,044,213	$1,044,213
Furniture and fixtures	64,719	62,151
Office equipment	11,134	8,514
Leasehold improvement	88,257	84,907
	1,208,323	1,199,785
Less: Accumulated depreciation	(189,174)	(169,776)
Total	$1,019,149	$1,030,009

Depreciation expense, classify as cost of rental, was $15,924 and $16,320 for the six months ended June 30, 2016 and 2015 respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

NOTE 7 – PLANT AND EQUIPMENT

	2016	2015
	(unaudited)
Furniture and fixtures Furniture and fixtures	$26,952	$33,028
Office equipment	30,004	26,096
Leasehold improvement	13,992	12,074
	70,948	71,198
Less: Accumulated depreciation	(25,461)	(22,727)
Total	$45,487	$48,471

Depreciation expense, classify as operating expenses, was $7,767 and $4,089 for the six months ended June 30, 2016 and 2015 respectively.

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

On May 15, 2015, the Company purchased additional insurance on the life of an Executive Corporate Advisor of the Company. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable. The cash surrender value of this life insurance is pledged as collateral against HK$902,663 (approximately $116,473) credit facility with Hang Seng Bank Limited. Cash value of this life insurance is presented in the accompanying financial statement, net of the policy loan. The loan carries interest at an effective rate of 1.75% per annum over 1-month Hong Kong Interbank Offered Rate (“HIBOR”), payable with one lump sum on maturity in May 2016, which are secured by the cash value of the life insurance policy and personally guaranteed by Mr. Lee Chong Kuang and Mr. Loke Che Chan Gilbert, the directors of the Company. On June 16, 2016, this additional insurance has been transferred to GSN. GSN entered a series of VIE agreement and have been included in the accompanying consolidated financial statements.

A summary of net cash surrender value of life insurance as of June 30, 2016 and December 31, 2015 are reported respectively as below:

	As of June 30, 2016	As of December 31, 2015
	(unaudited)
Cash surrender value of life insurance	$170,237	$153,305
Less: policy loan balance outstanding	(116,473)	(116,473)
Cash surrender value of life insurance, net	$53,764	$36,832

NOTE 9 – VARIABLE INTEREST ENTITY

The following financial statement amounts and balance of GSN have been included in the accompanying consolidated financial statements.

June 30, 2016
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14
Cash surrender value of life insurance, net	23,524
TOTAL ASSETS	$23,538

LIABILITIES
Current liabilities:
Amount due to fellow subsidiary	$77
Accounts payable and accrued liabilities	591
TOTAL LIABILITIES	$668

STOCKHOLDER’S EQUITY
Stockholder’s Equity
-Registered Capital	$23,388
Loss for the year	(518)
TOTAL EQUITY	$22,870

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

Six months ended June 30, 2016
(unaudited)

Revenue	$-
Expenses	(518)

Net loss	$(518)

Six months ended June 30, 2016
(unaudited)

Net cash (used in) provided by operating activities	$(63)
Net cash (used in) investing activities	(23,388)
Net cash provided by financing activities	23,465
Effect of exchange rate changes on cash	-

Net (decrease) increase in cash	$14

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

NOTE 10 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

As of June 30, 2016, the Company invested in three different unconsolidated entities through Greenpro Venture Capital Limited, which the Company’s ownership ranges from 20% to 30%, and are accounted for under the equity method of accounting, with initial investment amount of $10,500. The Company recognized its share of loss on investments in unconsolidated entities of $1,500.

The Company mutually agreed with Lepora Holdings Corporation and CGN Nanotech Inc. regarding the withdrawal of shares subscribed, and to release each other from any and all claims and/or obligations arising under the Subscription Agreement. The reason of withdrawal was due to divergence of business visions and plans. Since April 1, 2016, the Company has not owned any shares of Lepora Holdings Corporation and CGN Nanotech Inc.

As of June 30, 2016, the Company invested in Greenpro Trust Limited with initial investment amount of $56,773. Greenpro Trust Limited is a company incorporated in Hong Kong with 3,400,000 ordinary shares authorized, issued and outstanding at a par value of HK$1 (approximately $0.129). Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert are the common directors of Greenpro Trust Limited and the Company.

As of June 30, 2016, the investments in the following unconsolidated entities:

Entity	Type of business	Ownership interest

Rito Group Corp.	Providing an online platform for merchants and customers to facilitate transactions	29.60%

DSwiss Inc.	Retailing in slimming and beauty products	29.50%

NPQ Holdings Limited	Provision of business solutions – Enterprise Mobile Apps and Mobile Point-Of-Sale (POS) for Restaurants	19.28%

Greenpro Trust Limited, related company	Provision of trustee services	11.80%

Combined summarized financial information for all the unconsolidated entities are as follows:

As of June 30, 2016
(unaudited)
Total assets	$4,792,254
Total liabilities	$1,773,063
Total Equity	$3,019,191

For the six months ended June 30, 2016
(unaudited)
Revenue	$38,340
Expenses	(1,073,987)
Net loss for the period	$(1,035,647)

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

	2016	2015
	(unaudited)
Accounts payable	$27,445	$-
Receipts in advance	1,325	55,187
Other payables and accrued liabilities	126,928	378,163
Total	$155,698	$433,350

NOTE 12– AMOUNTS DUE FROM RELATED PARTIES

	2016	2015
	(unaudited)
Amount due from related parties	$68,703	$69,568
	$68,703	$69,568

NOTE 13 – AMOUNTS DUE TO RELATED PARTIES

	2016	2015
	(unaudited)
Amounts due to shareholders	$532,822	$505,327
Amount due to non-controlling interest party	1,467,354	1,596,388
Amount due to a related company	-	-
Total	$2,000,176	$2,101,715

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

As of September 11, 2015, a shareholder advanced $500,000 to the Company, which is unsecured, bears interest at 12% per annum and payable with one lump sum in September 2016 upon maturity, for the purpose of business development. The remaining amounts of $32,822 are temporary advances made to the Company by various shareholders, which are unsecured, interest-free and are payable on demand, for working capital purpose.

As of June 30, 2016, the non-controlling interest party of Forward Win International Limited advanced $1,467,354 to the Company, which is unsecured, bears no interest and payable upon demand, for the purchase of real properties for trading purpose.

NOTE 14 – AMOUNTS DUE TO DIRECTORS

As of June 30, 2016, the directors of the Company advanced collectively $107,919 to the Company, which is unsecured, bears no interest and is payable upon demand, for working capital purpose. Imputed interest is considered insignificant.

NOTE 15 – BANK LOANS

	2016	2015
	(unaudited)
Bank loans from financial institutions in Malaysia
Standard Chartered Saadiq Berhad	$380,077	$361,596
United Overseas Bank (Malaysia) Berhad	257,771	244,332
	637,848	605,928
Less: current portion	(14,906)	(13,610)
Bank loan, net of current portion	$622,942	$592,318

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

Maturities of the long-term bank loans for each of the five years and thereafter following June 30, 2016 are as follows:

Year ending June 30:
2017	$14,906
2018	15,617
2019	16,361
2020	17,066
2021	17,954
Thereafter	555,944

Total	$637,848

For the six months ended June 30, 2016 and 2015, the base lending rate is 6.85% per annum.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

NOTE 16 – COMMON STOCK

On May 20, 2016, GRNQ entered into three Subscription Agreements with three investors relating to the private placement of a total of 257,500 shares of common stocks at a subscription price of $1.60 per share, for an aggregate gross proceeds of $412,000.

As of June 30, 2016, the company has 52,221,255 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 17 – RELATED PARTY TRANSACTIONS

	For the six months ended June 30,
	2016	2015
	(unaudited)
Business consulting and advisory service income
- Related party A	$131,079	$3,000
- Related party B	-	2,023
- Related party C	23,092	-
- Related party D	590	-
- Related party E	1,688	-

	$156,449	$5,023

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

Related party A is under common control of Mr. Loke Che Chan, Gilbert, the director of the Company.

Related party B and C is under common control of Ms. Chen Yanhong, the director of GMC(SZ), a wholly-owned subsidiary of the Company.

Related party D and E is under common control of Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert, the directors of the Company.

NOTE 18 – SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the three months ended June 30, 2016 (unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$20,871	$732,376	$-	$753,247
Cost of revenues	(16,396)	(276,476)	-	(292,872)

Gross income	4,475	455,900	-	460,375
Depreciation and amortization	-	3,978	31,338	35,316
Net profit (loss)	7,838	17,826	(33,054)	(7,390)
Total assets	5,012,246	3,318,797	294,497	8,625,540
Expenditure for long-lived assets	$8,891	$5,042	$(2,160)	$11,773

	For the three months ended June 30, 2015
	Real estate business	Service business	Corporate	Total

Revenues	$11,211	$558,720	$-	$569,931
Cost of revenues	(8,937)	(184,644)	-	(193,581)

Gross income	2,274	374,076	-	376,350
Depreciation and amortization	16,320	2,598	93	19,011
Net profit (loss)	(15,912)	173,350	(47,740)	109,698
Total assets	3,256,984	527,332	219,984	4,004,300
Expenditure for long-lived assets	$7,968	$39,949	$6,663	$54,580

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

	For the six months ended June 30, 2016 (unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$44,126	$1,160,784	$-	$1,204,910
Cost of revenues	(26,714)	(502,215)	-	(528,929)

Gross income	17,412	658,569	-	675,981
Depreciation and amortization	-	7,767	59,155	66,922
Net profit (loss)	1,838	(201,714)	(42,777)	(242,653)
Total assets	5,012,246	3,318,797	294,497	8,625,540
Expenditure for long-lived assets	$8,891	$5,042	$(2,160)	$11,773

	For the six months ended June 30, 2015
	Real estate business	Service business	Corporate	Total

Revenues	$20,138	$887,816	$-	$907,954
Cost of revenues	(19,828)	(313,367)	-	(333,195)

Gross income	310	574,449	-	574,759
Depreciation and amortization	16,320	4,089	199	20,608
Net profit (loss)	(31,567)	148,587	(51,049)	65,971
Total assets	3,256,984	527,332	219,984	4,004,300
Expenditure for long-lived assets	$7,968	$39,949	$6,663	$54,580

NOTE 19 – CONCENTRATIONS OF RISKS

(a) Major customers

For Service income:

For the three months ended June 30, 2016, the customers who accounted for 10% or more of the Service income are presented as follows:

	For the three months ended June 30, 2016		As of June 30, 2016
	(unaudited)		(unaudited)
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$200,000	27%	-
Customer B, Related party	98,106	13%
Total:	$298,106	40%	$-

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

For the three months ended June 30, 2015, the customers who accounted for 10% or more of the Service income are presented as follows:

	For the three months ended June 30, 2015		As of June 30, 2015
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	150,000	26%
Total:	$150,000	26%	$-

For the six months ended June 30, 2016, the customers who accounted for 10% or more of the Service income are presented as follows:

	For the six months ended June 30, 2016		As of June 30, 2016
	(unaudited)		(unaudited)
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$200,000	17%	-
Customer B, Related Party	131,079	11%
Total:	$331,079	28%	$-

For the six months ended June 30, 2015, the customers who accounted for 10% or more of the Service income are presented as follows:

	For the six months ended June 30, 2015		As of June 30, 2015
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$150,000	17%	$-
Customer C	140,000	15%
Total:	$290,000	32%	$-

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

For Sale of properties:

For the six months ended June 30, 2016 and 2015, there was no revenue generated from sale of properties.

(b) Major vendors

For the six months ended June 30, 2016 and 2015, there was no vendor who accounted for 10% or more of the Company’s cost of revenues with no accounts payable balance at year-end.

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

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

NOTE 20 – COMMITMENTS AND CONTINGENCIES

GRNQ leases office premises in Hong Kong under a non-cancellable operating lease that expire in August 2016. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts.

The Company’s subsidiaries lease certain office premises in the PRC under a non-cancellable operating lease that expire in December 2017. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts.

The aggregate lease expense for the six months ended June 30, 2016 and 2015 were $140,053 and $70,782 respectively.

As of June 30, 2016, the Company has future minimum rental payments of $113,028 for office premises due under a non-cancellable operating lease in the next twelve months.

NOTE 21 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2016 up through the date the Company issued the condensed consolidated financial statements with this Form 10-Q.

On July 12, 2016, Mr. Thanawat Lertwattanarak resigned from the Board of Directors of the Company.

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

Company Overview

Greenpro Capital Corp. (the “Company” or “Greenpro”), was incorporated in the State of Nevada on July 19, 2013, with a fiscal year end of December 31. Our business and registered office is located at Suite 2201, 22/F., Malaysia Building 50 Gloucester Road, Wanchai, Hong Kong. Our website is at: http://www.greenprocapital.com. Information contained on our website is not part of this Annual Report on Form 10-Q or our other filings with the Securities and Exchange Commission (“SEC”). Our common stock is quoted and traded in the over-the-counter market under the symbol “GRNQ.”

During the quarter ended June 30, 2016, we, together with our subsidiaries, operated in three business segments:

●	Service Business: the provision of business solution services such as cloud accounting solutions, cross-border business solutions, record management services to small and mid-size businesses located in Asia, with an initial focus on Hong Kong, Malaysita and China;

●	Real Estate Business: the leasing and trading of commercial real estate properties in Hong Kong and Malaysia; and

●	Corporate Business: venture capital business, ancillary support services and other activities not included in the foregoing.

Summary financial information regarding our three business segments as of June 30, 2016 and 2015 respectively, are set forth below.

	For the three months ended June 30, 2016 (unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$20,871	$732,376	$-	$753,247
Cost of revenues	(16,396)	(276,476)	-	(292,872)

Gross income	4,475	455,900	-	460,375
Depreciation and amortization	-	3,978	31,338	35,316
Net profit (loss)	7,838	17,826	(33,054)	(7,390)
Total assets	5,012,246	3,318,797	294,497	8,625,540
Expenditure for long-lived assets	$8,891	$5,042	$(2,160)	$11,773

	For the three months ended June 30, 2015
	Real estate business	Service business	Corporate	Total

Revenues	$11,211	$558,720	$-	$569,931
Cost of revenues	(8,937)	(184,644)	-	(193,581)

Gross income	2,274	374,076	-	376,350
Depreciation and amortization	16,320	2,598	93	19,011
Net profit (loss)	(15,912)	173,350	(47,740)	109,698
Total assets	3,256,984	527,332	219,984	4,004,300
Expenditure for long-lived assets	$7,968	$39,949	$6,663	$54,580

	For the six months ended June 30, 2016 (unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$44,126	$1,160,784	$-	$1,204,910
Cost of revenues	(26,714)	(502,215)	-	(528,929)

Gross income	17,412	658,569	-	675,981
Depreciation and amortization	-	7,767	59,155	66,922
Net profit (loss)	1,838	(201,714)	(42,777)	(242,653)
Total assets	5,012,246	3,318,797	294,497	8,625,540
Expenditure for long-lived assets	$8,891	$5,042	$(2,160)	$11,773

	For the six months ended June 30, 2015
	Real estate business	Service business	Corporate	Total

Revenues	$20,138	$887,816	$-	$907,954
Cost of revenues	(19,828)	(313,367)	-	(333,195)

Gross income	310	574,449	-	574,759
Depreciation and amortization	16,320	4,089	199	20,608
Net profit (loss)	(31,567)	148,587	(51,049)	65,971
Total assets	3,256,984	527,332	219,984	4,004,300
Expenditure for long-lived assets	$7,968	$39,949	$6,663	$54,580

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

As of the date of this report, we have made investments into following companies:

Name	Shareholding	Business
Rito Group Corp. (Nevada, USA)	29.60%	Providing an online platform for merchants and customers to facilitate transactions
Forward Win International Limited (Hong Kong)	60%	Holding Hong Kong real estate for investment purpose
DSwiss, Inc. (Nevada, USA)	29.50%	Retailing in slimming and beauty products
NPQ Holdings Limited (Nevada, USA)	19.28%	Providing mobile Apps, restaurant management system and cloud ERP.

Effective April 1, 2016, we disposed of our security holdings in Lepora Holdings Corporation, which offered home products for improving air, water and home and health, and CGN Nanotech Inc., which traded and distributed nano-ceramic lighting products. At this time, we do not expect to acquire more than 30% of any single company.

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

Name Change and Fiscal Year End Change

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

Acquisitions and Reorganizations

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

On April 1, 2016, the Company mutually agreed with Lepora Holdings Corporation and CGN Nanotech Inc. regarding the withdrawal of shares subscribed, and to release each other from any and all claims and/or obligations arising under the Subscription Agreement. Since April 1, 2016, the Company has not owned any shares of Lepora Holdings Corporation and CGN Nanotech Inc.

Greenpro Capital Pty Ltd was formed on May 11, 2016, with 50% held by Greenpro Holding Limited (“GPHL”), one of our subsidiaries, and 50% held by Mohammad Reza Masoumi Al Agha.

On May 23, 2016, GPHL acquired 400 shares of Greenpro Wealthon Sdn Bhd. from Mr. Lee Chong Kuang for MYR 1 (approximately US$0.25). On June 7, 2016, GPHL acquired an additional 200 shares of Greenpro Wealthon Sdn Bhd. for MYR120,000 (approximately US$30,000), resulting in an aggregate of 60% of Greenpro Wealthon Sdn Bhd. The remaining 40% of Greenpro Wealthon Sdn. Bhd. is held by Mr. Yiap Soon Keong.

We expect the foregoing subsidiaries to provide corporate advisory services such as strategic planning, cross-border business solution and advisory, transaction services in different regions.

Greenpro Synergy Network Limited (“GSN”) was incorporated in Hong Kong on March 2, 2016, as a variable interest entity (“VIE”) that is subject to consolidation with the Company. GSN’s principal activities are to hold certain insurance policies of the company. Loke Che Chan, Gilbert and Lee Chong Kuang are the sole shareholders of GSN. The Company controls GSN through a series of contractual arrangements (the “VIE Agreements”) between GPHL and GSN. The VIE agreements include (i) Exclusive Business Cooperation Agreement, (ii) Loan Agreement, (iii) Share Pledge Agreement (iv) Power of Attorney and (v) Exclusive Option Agreement with the shareholder of GSN, all of which are attached hereto as Exhibits.

On July 12, 2016, Mr. Thanawat Lertwattanarak resigned from the Board of Directors of the Company.

Liquidity and Capital Resources

As of June 30, 2016, we had working capital of $3,138,024 as compared to negative working capital of $114,905 as of June 30, 2015. We had total current assets of $5,439,371 consisting of cash on hand of $1,336,509 and Inventory – finished property of $3,747,732. We had current liabilities of $2,301,347 consisting of amount due to shareholders of $2,000,176, and accounts payable and accrued liabilities of $128,253. The Company’s net loss was $7,390 for the three months ended June 30, 2016 and net profit was $109,698 for the three months ended June 30, 2015. The Company’s comprehensive loss was $21,217 for the three months ended June 30, 2016 and comprehensive income was $107,616 for the three months ended June 30, 2015.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2016 and 2015, respectively.

	2016	2015
	(unaudited)
Net cash provided by (used in) operating activities	$(483,975)	$(1,259,077)
Net cash provided by (used in) investing activities	(11,773)	(54,580)
Net cash provided by (used in) financing activities	$232,799	$1,365,333

Going Concern Uncertainties

The continuation of the Company as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and cash equivalents of $1,336,509 and other sources of liquidity discussed below are adequate to support operations for at least the next 9 months.

Operating activities

Net cash used in operating activities during the six months ended June 30, 2016, was $483,975, and consisted primarily of a net loss of $242,218, a decrease in other payables and accrued liabilities of $252,562, offset by a decrease in prepayments and other receivables of $132,965.

During the six months ended June 30, 2015, net cash used in operating activities was $1,259,077, and consisted primarily of an increase in prepayments and other receivables of $1,651,499.

Investing activities

Net cash provided by investing activities was $11,773 for the six months ended June 30, 2016, and consisted primarily of property, plant and equipment purchases of $13,933, offset by refund of life insurance premium $2,160.

Net cash used in investing was $54,580 for the six months ended June 30, 2015, and consisted primarily of investment in unconsolidated entities $40,210. As of June 30, 2015, the Company invested in different unconsolidated entities, which the Company’s ownership ranges from 20% to 30%.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2016, was $232,799 and consisted of proceeds from a private placement from our shareholders of $412,000, offset by a repayments of advances from related parties (Ms. Hui Oi Kuk, the 40% shareholder of Forward Win International Limited and Falcon CPA Ltd, an entity 100% owned by Mr Loke Che Chan Gilbert, director of the Company) of $129,034, repayment to Company directors (Ms Yap Pei Ling and Ms Chen Yanhong, the directors of subsidiaries) of $63,993, and repayment of bank loans of $7,467.

Net cash provided by financing activities was $1,365,333 for the six months ended June 30, 2015, and consisted primarily of $1,442,442 of advances from related parties (Ms. Srirat Chuchottaworn, currently the directors of the Company, Mr. Thanawat Lertwattanarak and and Ms. Hui Oi Kuk), offset by repayments of $70,393 to Mr. Loke Che Chan Gilbert, Mr. Lee Chong Kuang and Ms. Yap Pei Ling.

Results of Operation

The following table sets forth certain operational data for the three and six months ended June 30, 2016, as compared to the same period ended June 30, 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
REVENUES, NET
- Rental income	$20,871	$11,211	$44,126	$20,138
- Service income
Related parties	111,345	-	156,448	5,023
Unrelated parties	621,031	558,720	1,004,336	882,793
Total revenues	753,247	569,931	1,204,910	907,954

COST OF REVENUES
- Cost of rental	(16,396)	(8,937)	(26,714)	(19,828)
- Cost of service Unrelated parties	(276,476)	(184,644)	(502,215)	(313,367)
Total cost of revenues	(292,872)	(193,581)	(528,929)	(333,195)

GROSS PROFIT	460,375	376,350	675,981	574,759

OPERATING EXPENSES:
General and administrative	(440,951)	(263,969)	(857,767)	(499,566)

LOSS FROM OPERATIONS	$19,424	$112,381	$(181,786)	$(75,193)

Comparison of the three months ended June 30, 2016 and June 30, 2015

Revenues, net. Total revenue was $753,247 and $569,931 for the three months ended June 30, 2016, and 2015, respectively. The increase was primarily due to the increase of revenue from rental and service segments. For the three months ended June 30, 2016, our rental and service business segments accounted for approximately 3% and 97% of our net revenue respectively. For the same period ended June 30, 2015, our rental and service business segments accounted for approximately 2% and 98% of our net revenue respectively.

Rental Income. Revenue from rental was $20,871 for the three months ended June 30, 2016, as compared to $11,211 for the three months ended June 30, 2015. We expect rental income to stabilize in the near future. We expect revenue from our real estate business segment to increase to the extent that we are able to profitably sell our investment properties.

Service Income. Revenue from the provision of services was $732,376 for the three months ended June 30, 2016, as compared to $558,720 for the three months ended June 30, 2015. The increase in revenue was primarily due to the broadening of the range of services offered and the increase in our client base. We expect revenue from our business services business segment to increase as we continue to grow our business and expand into new territories.

Corporate Income. We did not derive any revenue from our corporate business segment during the three months ended June 30, 2016, and 2015. We expect to generate revenue from our venture capital business when we begin our education and training seminars and at such time as we sell our interest in our portfolio companies. We hope to commence our education and training seminars at the end of 2016.

Cost of Revenues. Total cost of revenues was $292,872 for the three months ended June 30, 2016, respectively, as compared $193,581 for the for the three months ended June 30, 2015. The increase was primarily due to the attributable to the increase in services rendered from our service business segment. Cost of revenue as a percentage of net revenue was approximately 39% as of June 30, 2016, with our rental and services business segments accounting for approximately 6% and 94% of the cost of revenue.

Cost of rental. Cost of revenue on rental was $16,396 for the three months ended June 30, 2016, as compared to $8,937 for the three months ended June 30, 2015. Cost of revenue includes the costs associated with government rent and rates, repairs and maintenance, property insurance, and other related administrative costs.

Cost of service. Costs of revenue from our service business segment was $276,476 for the three months ended June 30, 2016, as compared to $184,644 for the three months ended June 30, 2015. It primarily consisted of employee compensation and related payroll benefits, company formation cost and other professional fees.

Gross Profit. The gross profit for the Company was $460,375 (61% margin) for the three months ended June 30, 2016, respectively, as compared to $376,350 (66% margin) for the three months ended June 30, 2015. The decrease of gross margin was due to the increase in cost of services income.

General and administrative expenses. General and administrative expenses was $440,951 for the three months ended June 30, 2016, as compared to $263,969 for the three months ended June 30, 2015. The increase in general and administrative expenses was primarily due to the increase in directors’ remuneration and quarter, office rent, professional and legal fees.

Net Loss. The net loss was $21,217 for the three months ended June 30, 2016, as compared to the net income of $107,616 for the three months ended June 30, 2015.The increase in net loss was due to the increase in general and administrative expenses such as premise lease expenses and labor costs incurred in connection with the development and expansion of our business operations. We expect these losses to stabilize in the near future.

Comparison of the six months ended June 30, 2016 and June 30, 2015

Revenues, net. Total revenue was $1,204,910 and $907,954 for the three months ended June 30, 2016, and 2015, respectively. The increase was primarily due to the increase of revenue from our real estate and service business segments. For the three months ended June 30, 2016, our rental and service business segments accounted for approximately 4% and 96% of our net revenue respectively. For the same period ended June 30, 2015, our rental and service business segments accounted for approximately 2% and 98% of our net revenue respectively.

Rental Income. Revenue from rental was $44,126 for the three months ended June 30, 2016, as compared to $20,138 for the three months ended June 30, 2015. We expect rental income to stabilize in the near future. We expect revenue from our real estate business segment to increase to the extent that we are able to profitably sell our investment properties.

Service Income. Revenue from the provision of services was $1,160,784 for the three months ended June 30, 2016, as compared to $887,816 for the three months ended June 30, 2015. The increase in revenue was primarily due to the broadening of the range of services offered and the increase in our client base. We expect revenue from our business services business segment to increase as we continue to grow our business and expand into new territories.

 Corporate Income. We did not derive any revenue from our corporate business segment during the six months ended June 30, 2016, and 2015. We expect to generate revenue from our venture capital business when we begin our education and training seminars and at such time as we sell our interest in our portfolio companies. We hope to commence our education and training seminars at the end of 2016.

Cost of Revenues. Total cost of revenues was $528,929 for the three months ended June 30, 2016, respectively, as compared $333,195 for the for the three months ended June 30, 2015. The increase was primarily due to the attributable to the increase in services rendered from our service business segment. Cost of revenue as a percentage of net revenue was approximately 44% as of June 30, 2016, with our rental and services business segments accounting for approximately 5% and 95% of the cost of revenue.

Cost of rental. Cost of revenue from our real estate business segment was $26,714 for the three months ended June 30, 2016, as compared to $19,828 for the three months ended June 30, 2015. Cost of revenue includes the costs associated with government rent and rates, repairs and maintenance, property insurance, and other related administrative costs.

Cost of service. Costs of revenue from our service business segment was $502,215 for the three months ended June 30, 2016, as compared to $313,367 for the three months ended June 30, 2015. It primarily consisted of employee compensation and related payroll benefits, company formation cost and other professional fees.

Gross Profit. The gross profit for the Company was $675,981 (56% margin) for the three months ended June 30, 2016, respectively, as compared to $574,759 (63% margin) for the three months ended June 30, 2015. The decrease of gross margin was due to the increase in cost of services income.

General and administrative expenses. General and administrative expenses was $857,767 for the three months ended June 30, 2016, as compared to $499,566 for the three months ended June 30, 2015. The increase in general and administrative expenses was primarily due to the increase in directors’ remuneration and quarter, office rent, and professional and legal fees.

Net Loss. The net loss was $209,970 for the six months ended June 30, 2016, as compared to the net income of $55,339 for the six months ended June 30, 2015.The net loss is due to the commencement and development of the business and the cost of business expense such as office rental and staff employment.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2016.

Contractual Obligations and Commercial Commitments

As of June 30, 2016, the Company leased office premises in Hong Kong under a non-cancellable operating lease that expires in August 2016. The lease, which covers a term of two years, generally provides for renewal options at specified rental amounts. On July, 2016 the Company renewed the lease agreement and the new expiry date is on August 2018. The Company’s subsidiaries lease certain office premises in the PRC under a non-cancellable operating lease that expires in December 2017. The lease, which covers a term of two years, generally provides for renewal options at specified rental amounts.

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

The condensed consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries and its VIE over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation. The Company records income attributable to non-controlling interest in the condensed consolidated statements of operations for any non-owned portion of consolidated subsidiaries. Non-controlling interest is recorded within the equity section but separate from GRNQ’s equity in the condensed consolidated balance sheets.

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

Depreciation expense, classify as cost of rental, for the six months ended June 30, 2016 and 2015 were $15,924 and $16,320, respectively.

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

Depreciation expense, classify as operating expenses, for the six months ended June 30, 2016 and 2015 were $7,767 and $4,089, respectively.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the six months ended June 30, 2016 and 2015.

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

Amortization expense for the six months ended June 30, 2016 and 2015 were $59,155 and $199, respectively.

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

●	Variable Interest Entity

A variable interest entity (“VIE”) is a legal entity that possess any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or equity owners who do not have the obligations to absorb expected loss or the right to receive the expected residual returns of entity.

In accordance to ASC Topic 810 “Consolidation”, the Company it required to include in its consolidated financial statements, the financial statement of its VIE. ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which a company, through contractual agreements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Through the VIE agreements disclosed in Note 3, the Company is deemed to be the primary beneficiary of GSN. According, the financial result of GSN has been included in the accompanying consolidated financial statements.

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

·	Revenue recognition

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

The Company leases its commercial office premises in Malaysia and Hong Kong under various non-cancelable operating leases with terms of two to three years and renewal options. For the six months ended June 30, 2016, the Company has recorded $44,126 in rental revenue, based upon its annual rental over the life of the lease under operating lease, using straight-line method.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and record in a local currency, Malaysian Ringgit (“MYR”), Renminbi (“RMB”), Australian Dollar (“AUD”) and Hong Kong Dollars (“HK$”), which is also the respective functional currencies for each subsidiary as they are the primary currency of the economic environment in which each subsidiary operates.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2016	2015
Period-end MYR : US$1 exchange rate	4.03	3.78
Period-average MYR : US$1 exchange rate	3.87	3.60
Period-end RMB : US$1 exchange rate	6.64	6.09
Period-average RMB : US$1 exchange rate	6.32	6.13
Period-end AUD : US$1 exchange rate	1.35	-
Period-average AUD : US$1 exchange rate	1.30	-
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

●	Related parties

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2016, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) ineffective controls over period end financial disclosure and reporting processes; and (3) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of June 30, 2016.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We have increased our personnel resources and technical accounting expertise within the accounting function, however, we should continue to hire one or more personnel for the function. We will create a position to segregate duties consistent with control objectives. We also established an audit committee comprised of three independent directors On March 23, 2016. The audit committee has oversight in the establishment and monitoring of the required internal controls and procedures such as reviewing and approving estimates and assumptions made by management. We also plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2016. Additionally, we plan to test our updated controls and remediate our deficiencies in year 2016.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

10.1	Employment Contract dated August 28, 2014, by and between the Company and Loke Che Chan, Gilbert (1)

10.2	Employment Contract dated August 28, 2014, by and between the Company and Lee Chong Kuang (1)

10.3	Letter of offer of Malaysia Office- One City D-07-06 (2)

10.4	Letter of offer of Malaysia Office- One City D-07-07 (2)

10.5	Exclusive Business Cooperation Agreement, dated June 13, 2016, by and between Greenpro Holding Limited and Greenpro Synergy Network Limited*

10.6	Loan Agreement*

10.7	Share Pledge Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan, Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited*

10.8	Power of Attorney of Loke Che Chan Gilbert dated June 13, 2016*

10.9	Power of Attorney of Lee Chong Kuang dated June 13, 2016*

10.10	Exclusive Option Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan, Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited*

21	List of Subsidiaries/Variable Interest Entities*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer and principal accounting officer*

99.1	Charter of the Audit Committee (2)

99.2	Audit Committee Pre-approval Procedures(2)

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

(1) Filed as an exhibit to the Company’s Form 8-K/A filed with the SEC on September 30, 2015 and incorporated herein by reference.

(2) Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPRO CAPITAL CORP. (Name of Registrant)

Date: August 15, 2016
	By:	/s/ Lee Chong Kuang
	Title:	Chief Executive Officer,
President, Director (Principal
Executive Officer)
Date: August 15, 2016
	By:	/s/ Loke Che Chan, Gilbert
	Title:	Chief Financial Officer,
Secretary, Treasurer, Director
(Principal Financial Officer,
Principal Accounting Officer)

