Form 10-Q
period 2016-09-30
Greenpro Capital Corp.
filed 2016-11-15
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 000-55602

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

YES[X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2016
Common Stock, $.0001 par value	52,221,255

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”))

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$631,363	$1,587,861
Accounts receivable	252,265	186,162
Inventory – finished property	3,747,732	3,746,977
Amounts due from a related company	28,340	69,568
Prepayments and other receivables	96,290	233,402
Total current assets	4,755,990	5,823,970

Non-current assets:
Investment Property, net	1,014,323	1,030,009
Plant and equipment, net	42,780	48,471
Cash surrender value of life insurance, net	55,188	36,832
Investments in unconsolidated entities	60,613	62,773
Intangible assets, net	503,673	663,995
Goodwill	1,472,729	1,402,316
Total non-current assets	3,149,306	3,244,396
TOTAL ASSETS	$7,905,296	$9,068,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$151,767	$433,350
Deferred revenue	-	174,547
Amounts due to related parties	1,444,022	2,101,715
Amounts due to directors	59,429	180,793
Current portion of long-term bank loans	14,461	13,610
Income tax payable	41,771	7,988
Total current liabilities	1,711,450	2,912,003

Non-current liabilities
Long-term bank loans	606,189	592,318

Total liabilities	2,317,639	3,504,321

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 52,221,255 and 51,963,755 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively	5,222	5,196
Additional paid in capital	6,327,269	5,915,294
Accumulated other comprehensive income/(Loss)	53,654	74,503
Accumulated deficit	(937,894)	(567,931)
Total Greenpro Capital Corp. stockholders’ equity	5,448,251	5,427,062
Non-controlling interest	139,406	136,983

Total stockholders’ equity	5,587,657	5,564,045

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,905,296	$9,068,366

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
REVENUES, NET
- Rental income	$25,837	$11,207	$69,963	$31,345
- Sale of properties	-	628,757	-	628,757
- Service income
Related parties	11,228	171,563	167,676	176,586
Third parties	498,651	33,399	1,502,987	916,192
Total revenues	535,716	844,926	1,740,626	1,752,880

COST OF REVENUES
- Cost of rental	(10,507)	14,045	(37,221)	(5,783)
- Cost of properties	-	(470,769)	-	(470,769)
- Cost of service
Third parties	(239,751)	(75,252)	(741,966)	(388,619)

Total cost of revenues	(250,258)	(531,976)	(779,187)	(865,171)

GROSS PROFIT	285,458	312,950	961,439	887,709

OPERATING EXPENSES:
General and administrative	(379,291)	(302,790)	(1,237,058)	(802,356)

PROFIT(LOSS) FROM OPERATIONS	(93,833)	10,160	(275,619)	85,353

OTHER EXPENSES:
Interest expense	(13,668)	(54,389)	(59,354)	(71,696)
Shares of loss on investments in unconsolidated entities	-	(36,377)	-	(36,377)

LOSS BEFORE INCOME TAX AND NON-CONTROLLING INTEREST	(107,501)	(80,606)	(334,973)	(22,720)
Income tax expense	(17,928)	(19,391)	(32,674)	(19,391)
NET LOSS BEFORE NON-CONTROLLING INTEREST	(125,429)	(99,997)	(367,647)	(42,111)
Less: Net loss attributable to non-controlling interest	(1,883)	(47,337)	(2,318)	(39,252)

NET LOSS ATTRIBUTED TO GREENPRO CAPITAL CORP. COMMON STOCKHOLDERS	(127,312)	(147,334)	(369,965)	(81,363)
Other comprehensive loss:
- Foreign currency translation (loss) income	(11,834)	(97,210)	20,849	(107,842)
COMPREHENSIVE INCOME(LOSS)	$(139,146)	$(244,544)	$(349,116)	$(189,205)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	52,221,255	29,314,376	52,088,746	24,745,235

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(367,647)	$(42,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124,308	32,064
Share of Gain / (loss) on investment in securities	(3,600)	36,377
Increase / (decrease) in cash surrender value on life insurance	(18,356)	30,727
Changes in operating assets and liabilities:
Accounts receivable	(66,050)	(62,799)
Properties held for sale	-	(4,515,721)
Prepayment & Other receivables	140,329	365,539
Inventory – finished property	(755)	-
Accounts payable and accrued liabilities	34,250	622,574
Receipt in advance	(50,332)	-
Deferred Revenue	(174,546)	-
Other payable	(265,683)	-
Income tax payable	33,814	19,391
Net cash used in operating activities	(614,268)	(3,513,959)

Cash flows from investing activities:
Purchase of property, plant and equipment	(15,484)	(18,945)
Purchase of intangible assets	(600)	(819)
Refund (Payment) for life insurance premium	-	(49,820)
Cash proceeds from acquisition of subsidiaries	-	24,735
Withdrawal of shares subscribed of associates	2,160	-
Investments in unconsolidated entities	-	(59,113)
Net cash used in investing activities	(13,924)	(103,962)

Cash flows from financing activities:
Proceeds from share issuance	412,000	2,060,000
Proceeds from non-controlling interest	106	516
Repayments to related parties	(652,703)	-
Advances from related parties	41,736	1,708,125
Repayments to directors	(125,149)	(61,334)
Repayment of bank borrowings	(10,157)	(10,618)
Net cash (used in) provided by financing activities	(334,167)	3,696,689

Effect of exchange rate changes in cash and cash equivalents	5861	(43,379)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(956,498)	35,389
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,587,861	623,370

CASH AND CASH EQUIVALENTS, END OF PERIOD	$631,363	$658,759
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$59,354	$71,696

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 2016, are not necessarily indicative of the results for the year ending December 31, 2016, or any period thereafter. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016.

NOTE 2 – GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2016, the Company has an accumulated deficit of $937,894 and incurred a net loss of 367,647 for the nine months ended September 30, 2016. The continuation of the Company as a going concern through December 31, 2016 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

Greenpro Capital Pty Ltd was formed on May 11, 2016 with 50% held by Greenpro Holding Limited (“GPHL”), one of our subsidiaries, and 50% held by Mohammad Reza Masoumi Al Agha.

On May 23, 2016, GPHL acquired 400 shares of Greenpro Wealthon Sdn Bhd. from Mr. Lee Chong Kuang with MYR 1 (approximately US$0.25). On June 7, 2016, GPHL acquired an additional 200 shares of Greenpro Wealthon Sdn. Bhd. for MYR120,000 (approximately US$30,000), resulting in an aggregate of 60% of Greenpro Wealthon Sdn. Bhd. The remaining 40% of Greenpro Wealthon Sdn. Bhd. is held by Mr. Yiap Soon Keong.

We expect the foregoing subsidiaries to provide corporate advisory such as strategic planning, cross-border business solution and advisory, transaction services in different regions.

Greenpro Synergy Network Ltd (“GSN”) was incorporated in Hong Kong on March 2, 2016, as a variable interest entity (“VIE”) that is subject to consolidation with the Company. GSN’s principal activities are to hold certain insurance policies of the company. Loke Che Chan, Gilbert and Lee Chong Kuang are the sole shareholders of GSN.

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

Exclusive Business Cooperation Agreement: Pursuant to the Exclusive Business Cooperation Agreement, GPHL serves as the exclusive provider of technical support, consulting services and management services to GSN. In consideration of such services, GSN has agreed to pay a service fee to GPHL, which is based on the time of services rendered multiplied by the corresponding rate, plus amount of the services fees or ratio decided by the board of directors of GPHL. The Agreement has a term of 10 years but maybe extended by GPHL in its discretion.

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

Power of Attorney: Pursuant to a Power of Attorney, each of Messrs. Lee and Loke, as the sole shareholders of GSN, granted to the GPHL the right to (i) attend shareholder’s meetings of GSN (ii) exercise all shareholder rights (including voting rights) with respect to such equity interests in GSN and (iii) designate and appoint on behalf of such shareholders the legal representative, directors, supervisors, and other senior management members of GSN. Each Power of Attorney is irrevocable and is continuously valid from the date of execution of such Power of Attorney, so long as such persons remain shareholders of GSN.

Exclusive Option Agreement: Pursuant to the Exclusive Option Agreement, the shareholders of GSN granted to the GPHL an irrevocable and exclusive right and option to purchase all of their equity interests in GSN. The purchase price shall be equal to the capital paid in by the shareholders, adjusted pro rata for the purchase of less than all of the equity interests. The Agreement is effective for a term of 10 years, and may be renewed at GPHL’s election.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

Investment Property is stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:’

Categories	Expected useful life	Residual value
Leasehold land and buildings	50 years	-
Furniture and fixtures	3 - 10 years	5%
Office equipment	3 - 10 years	5% - 10%
Leasehold improvement	Over the shorter of estimated useful life or term of lease	-

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

The cost of leasehold land and buildings includes the purchase price of property, legal fees, and other acquisition costs.

Depreciation expense, classified as cost of rental, for the nine months ended September 30, 2016 and 2015 were $22,285 and $23,576, respectively.

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

Depreciation expense, classified as operating expenses, for the nine months ended September 30, 2016 and 2015 were $11,513 and $8,183, respectively.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the nine months ended September 30, 2016 and 2015.

On July 31, 2015, the Company entered into various Sale and Purchase Agreements with Falcon Corporate Services Limited(Formerly known as Ace Corporate Services Limited), Falcon Secretaries Limited, Shenzhen Falcon Financial Consulting Limited and Yabez (Hong Kong) Company Limited and the acquisition are closed on September 30, 2015.

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

Amortization expense for the nine months ended September 30, 2016 and 2015 were $90,509 and $305, respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

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

Through the VIE agreement disclosed in Note 3, the Company is deemed the primary beneficiary of GSN. According, the result of GSN has been included in the accompanying consolidated financial statements.

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

The Company leases its commercial office premises in Malaysia and Hong Kong under various non-cancelable operating leases with terms of two to three years and renewal options. For the nine months ended September 30, 2016, the Company has recorded $69,963 in rental revenue, based upon its annual rental over the life of the lease under operating lease, using straight-line method.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the Nine months ended September 30,
	2016	2015
Period-end MYR : US$1 exchange rate	4.12	4.47
Period-average MYR : US$1 exchange rate	4.17	3.27
Period-end RMB : US$1 exchange rate	6.67	6.16
Period-average RMB : US$1 exchange rate	6.52	6.14
Period-end AUD : US$1 exchange rate	1.30	-
Period-average AUD : US$1 exchange rate	1.35	-
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in three reportable operating segments in Hong Kong, China, and Malaysia.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

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

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Observable inputs such as quoted prices in active markets;

●	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of September 30, 2016, there is no any financial instrument required to be measured at fair value.

●	Recent accounting pronouncements

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. This guidance is effective for us for the period ended September 30, 2016.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing diversity in practice. The issues identified within the ASU include: debt prepayments or extinguishment costs; contingent consideration made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identified cash flows and application of the predominance principle. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for annual and interim reporting periods. The adoption of this guidance is not expected to have a material effect on our statement of cash flows.

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

As of the acquisition date, the allocations of the purchase price are stated as follows:

	F&A	Yabez	Total
Plant and equipment	$1,270	$3,026	$4,296
Accounts receivable	103,578	39,435	143,013
Prepayments, deposits and other receivables	5,467	6,479	11,946
Cash and cash equivalents	21,520	29,050	50,570
Accounts payable and accrued liabilities	(129,039)	(39,627)	(168,666)
Intangible assets	449,500	175,000	624,000
Goodwill	1,211,864	260,865	1,472,729
Fair values of F&A and Yabez respectively	$1,664,160	$474,228	$2,138,388
Non-controlling interest	-	(85,291)	(85,291)
Total purchase considerations*	$1,664,160	$388,937	$2,053,097

*Total purchase considerations were consisted of 2,080,200 and 486,171 shares of GRNQ common stock, which is priced at $0.80 per share, for F&A and Yabez respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

NOTE 6 – INVESTMENT PROPERTY

	As of September 30, 2016	As of December 31, 2015
	(unaudited)
Leasehold land and buildings for rental purpose	$1,044,213	$1,044,213
Furniture and fixtures	64,919	62,151
Office equipment	11,966	8,514
Leasehold improvement	88,184	84,907
	1,209,282	1,199,785
Less: Accumulated depreciation	(194,959)	(169,776)
Total	$1,014,323	$1,030,009

Depreciation expense, classify as cost of rental, was $22,285 and $23,576 for the nine months ended September 30, 2016 and 2015 respectively.

NOTE 7 – PLANT AND EQUIPMENT

	As of September 30, 2016	As of December 31, 2015
	(unaudited)
Furniture and fixtures	$26,986	$33,028
Office equipment	31,028	26,096
Leasehold improvement	13,992	12,074
	72,006	71,198
Less: Accumulated depreciation	(29,226)	(22,727)
Total	$42,780	$48,471

Depreciation expense, classify as operating expenses, was $11,513 and $8,183 for the nine months ended September 30, 2016 and 2015 respectively.

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

On May 15, 2015, the Company purchased additional insurance on the life of an Executive Corporate Advisor of the Company. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable. The cash surrender value of this life insurance is pledged as collateral against HK$902,663 (approximately $116,473) credit facility with Hang Seng Bank Limited. Cash value of this life insurance is presented in the accompanying financial statement, net of the policy loan. The loan carries interest at an effective rate of 1.75% per annum over 1-month Hong Kong Interbank Offered Rate (“HIBOR”), payable with one lump sum on maturity in June 2017, which are secured by the cash value of the life insurance policy and personally guaranteed by Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert, the directors of the Company. On June 16, 2016, this additional insurance has been transferred to GSN. GSN entered a series of VIE agreements and have been included in the accompanying consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

A summary of net cash surrender value of life insurance as of September 30, 2016 and December 31, 2015 are reported respectively as below:

	As of September 30, 2016	As of December 31, 2015
	(unaudited)
Cash surrender value of life insurance	$171,661	$153,305
Less: policy loan balance outstanding	(116,473)	(116,473)
Cash surrender value of life insurance, net	$55,188	$36,832

NOTE 9 – VARIABLE INTEREST ENTITY

The following financial statement amounts and balance of GSN have been included in the accompanying consolidated financial statements.

As of September 30, 2016
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,247
Cash surrender value of life insurance, net	24,629
TOTAL ASSETS	$25,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILTIES
Current liabilities:
Amount due to fellow subsidiary	$3,045
TOTAL LIABILITIES	$3,045

STOCKHOLDER’S EQUITY
Stockholder’s Equity
Registered Capital	$23,388
Loss for the year	(557)
TOTAL EQUITY	$22,831

For Nine months ended September 30, 2016
(unaudited)
Revenue	$-
Expenses	(557)
Net loss	$(557)

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

For Nine months ended September 30, 2016
(unaudited)

Net cash used in operating activities	$(1,798)
Net cash used in investing activities	(23,388)
Net cash provided by financing activities	26,433
Effect of exchange rate changes on cash	-

Net increase in cash	$1,247

NOTE 10 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

As of September 30, 2016, the Company invested in three different unconsolidated entities through Greenpro Venture Capital Limited, which the Company’s ownership ranges from 20% to 30%, and are accounted for under the equity method of accounting, with initial investment amount of $10,500. The Company recognized its share of loss on investments in unconsolidated entities of $1,500.

For the period ended September 30, 2016, the Company mutually agreed with Lepora Holdings Corporation and CGN Nanotech Inc. regarding the withdrawal of shares subscribed, and to release each other from any and all claims and/or obligations arising under the Subscription Agreement. The reason of withdrawal was due to divergence of business visions and plans. Since April 1, 2016, the Company has not owned any shares of Lepora Holdings Corporation and CGN Nanotech Inc.

As of September 30, 2016, the Company invested in Greenpro Trust Limited with initial investment amount of $51,613. Greenpro Trust Limited is a company incorporated in Hong Kong with 3,400,000 ordinary shares authorized, issued and outstanding at a par value of HK$1 (approximately $0.129). Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert are the common directors of Greenpro Trust Limited and the Company.

Entity	Type of business	Ownership interest

Rito Grouo Corp.	Providing an online platform for merchants and customers for facilitate transactions	29.55%

DSwiss Inc.	Retailing in slimming and beauty products	29.50%

NPQ Holdings Limited	Provision of business solutions – Enterprise Mobile Apps and Mobile Point-Of-Sale (POS) of Restaurants	19.28%

Greenpro Trust Limited, related company	Provision of trustee services	11.80%

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

Combined summarized financial information for all the unconsolidated entities are as follows:

As of September 30, 2016
(unaudited)
Total assets	$1,493,527
Total liabilities	$1,766,547
Total equity	$(273,020)

For the nine months ended September 30, 2016
(unaudited)
Revenue	$43,342
Expenses	(681,902)
Net loss for the period	$(638,560)

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

	As of September 30, 2016	As of December 31, 2015
	(unaudited)
Accounts payable	$34,417	$-
Receipts in advance	7,663	55,187
Other payables and accrued liabilities	109,687	378,163
Total	$151,767	$433,350

NOTE 12 – AMOUNTS DUE FROM RELATED COMPANIES

	As of September 30, 2016	As of December 31, 2015
	(unaudited)
Amount due from related companies	$28,340	$69,568
Total	$28,340	$69,568

NOTE 13 – AMOUNTS DUE TO RELATED PARTIES

	As of September 30, 2016	As of December 31, 2015
	(unaudited)
Amounts due to shareholders	$2,474	$505,327
Amount due to non-controlling interest party	1,441,548	1,596,388
Total	$1,444,022	$2,101,715

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

As of September 30, 2016, the non-controlling interest party of Forward Win International Limited advanced $1,441,548 to the Company, which is unsecured, bears no interest and payable upon demand, for the purchase of real properties for trading purpose.

NOTE 14– AMOUNTS DUE TO DIRECTORS

As of September 30, 2016, the directors of the Company advanced collectively $59,429 to the Company, which is unsecured, bears no interest and is payable upon demand, for working capital purpose. Imputed interest is considered insignificant.

NOTE 15 – BANK LOANS

	2016	2015
	(unaudited)
Bank loans from financial institutions in Malaysia
Standard Chartered Saadiq Berhad	$369,555	$361,596
United Overseas Bank (Malaysia) Berhad	251,095	244,332
	620,650	605,928
Less: current portion	(14,461)	(13,610)
Bank loan, net of current portion	$606,189	$592,318

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

Maturities of the bank loans for each of the five years and thereafter following September 30, 2016 are as follows:

Year ending September 30:
2017	$14,461
2018	15,156
2019	15,885
2020	16,573
2021	17,445
Thereafter	541,129

Total	$620,649

For the nine months ended September 30, 2016 and 2015, the base lending rate is 6.81% and 6.85% per annum.

Effective July 26, 2016, the base lending rate is revised from 6.85% to 6.81% per annum.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

NOTE 16 – COMMON STOCK

On May 20, 2016, GRNQ entered into three Subscription Agreements with three investors relating to the private placement of a total of 257,500 shares of common stocks at a subscription price of $1.60 per share, for an aggregate gross proceeds of $412,000.

As of September 30, 2016, the company has 52,221,255 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 17 – RELATED PARTY TRANSACTIONS

	For the nine months ended September 30,
	2016	2015
Business consulting and advisory service income
- Related party A	$131,079	$174,547
- Related party B	446	-
- Related party C	357	-
- Related party D	-	2,039
- Related party E	34,106	-
- Related party F	1,688	-
	$167,676	$176,586

Related party A , B and C are under common control of Mr. Loke Che Chan, Gilbert, the director of the Company.

Related party D and E are under common control of Ms. Chen Yanhong, the director of GMC(SZ), a wholly-owned subsidiary of the Company.

Related party F is under common control of Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert, the directors of the Company.

NOTE 18 – SEGMENT INFORMATION

The Company operates three reportable business segments, as defined by ASC Topic 280:

●	Service business – provision of business solution services

●	Real estate business – leasing and trading of commercial real estate properties in Hong Kong and Malaysia

●	Corporate business – other than the above two-segments

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

(a)	By Categories

	For the three months ended September 30, 2016 (unaudited)
	Real estate business	Service business	Corporate business	Total

Revenues	$25,837	$509,879	$-	$535,716
Cost of revenues	(10,507)	(239,751)	-	(250,258)

Gross income	15,330	270,128	-	285,458
Depreciation and amortization	-	3,746	(59,155)	(55,409)
Net profit (loss)	(16,124)	(119,445)	8,257	(127,312)
Total assets	4,922,422	2,822,191	160,683	7,905,296
Expenditure for long-lived assets	$9,382	$6,094	$600	$16,076

	For the three months ended September 30, 2015 (unaudited)
	Real estate business	Service business	Corporate business	Total

Revenues	$639,964	$204,962	$-	$844,926
Cost of revenues	(456,724)	(75,252)	-	(531,976)

Gross income	183,240	129,710	-	312,950
Depreciation and amortization	7,256	4,094	106	11,456
Net profit (loss)	65,998	(173,549)	(39,783)	(147,334)
Total assets	5,526,778	2,289,560	239,954	8,056,292
Expenditure for long-lived assets	$4,524,034	$13,684	$106,700	$4,644,418

	For the nine months ended September 30, 2016 (unaudited)
	Real estate business	Service business	Corporate business	Total

Revenues	$69,963	$1,670,663	$-	$1,740,626
Cost of revenues	(37,221)	(741,966)	-	(779,187)

Gross income	32,742	928,697	-	961,439
Depreciation and amortization	-	11,513	-	11,513
Net profit (loss)	14,286	(321,158)	(34,521)	(369,965)
Total assets	4,922,422	2,822,191	160,683	7,905,296
Expenditure for long-lived assets	$9,382	$6,094	$600	$13,076

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

	For the nine months ended September 30, 2015 (unaudited)
	Real estate business	Service business	Corporate business	Total

Revenues	$660,102	$1,092,778	$-	$1,752,880
Cost of revenues	(476,552)	(388,619)	-	(865,171)

Gross income	183,550	704,159	-	887,709
Depreciation and amortization	23,576	8,183	305	32,064
Net profit (loss)	34,431	(24,962)	(90,832)	(81,363)
Total assets	5,526,778	2,289,560	239,954	8,056,292
Expenditure for long-lived assets	$4,524,034	$13,684	$106,700	$4,644,418

NOTE 19 – CONCENTRATIONS OF RISKS

(a) Major customers

For Service income:

For the nine months ended September 30, 2016, there were no customers who accounted for 10% or more of the Service income.

For the three months ended September 30, 2015, the customers who accounted for 10% or more of the Service income are presented as follows:

	For the three months ended September 30, 2015		As of September 30, 2015
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B, Related Party	174,547	20%
Customer D	190,323	22%
Customer E	188,387	21%
Total:	$553,257	63%	$-

Customer B is under common control of Mr. Loke Che Chan, Gilbert, the director of the Company.

For the nine months ended September 30, 2016, the customers who accounted for 10% or more of the Service income are presented as follows:

	For the nine months ended September 30, 2016		As of September 30, 2016
	(unaudited)		(unaudited)
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$200,000	11%	-
Total:	$200,000	11%	$-

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US $”))

(Unaudited)

For the nine months ended September 30, 2015, the customers who accounted for 10% or more of the Service income are presented as follows:

	For the nine months ended September 30, 2015		As of September 30, 2015
	Revenues	Percentage of revenues	Trade accounts receivable

Customer C	$245,000	14%	-
Customer D	190,323	11%	-
Customer E	188,387	11%	-
Customer B, Related Party	174,547	10%	-
Total:	$798,257	46%	$-

For Sale of properties:

For the nine months ended September 30, 2016 and 2015, there was $0 and $628,757 revenue generated from sale of properties respectively.

(b)	Major vendors

For the nine months ended September 30, 2016 and 2015, there was no vendor who accounted for 10% or more of the Company’s cost of revenues with no accounts payable balance at year-end.

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

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US $”))

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

NOTE 20 – COMMITMENTS AND CONTINGENCIES

GRNQ leases an office premises in Hong Kong under a non-cancellable operating lease that expire on August 2016. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts. On July 2016, the Company renewed the lease agreement and the new expiry date is on August 2018.

The Company’s subsidiaries lease certain office premises in the PRC under a non-cancellable operating lease that expire in December 2017. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts.

The aggregate lease expense for the nine months ended September 30, 2016 and 2015 were $227,049 and $105,872 respectively.

As of September 30, 2016, the Company has future minimum rental payments of $226,429 for office premises due under a non-cancellable operating lease in the next twelve months.

NOTE 21 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2016 up through the date the Company issued the condensed consolidated financial statements with this Form 10-Q.

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

During the quarter ended September 30, 2016, we, together with our subsidiaries, operated in three business segments:

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

Summary financial information regarding our three business segments as of September 30, 2016 and 2015 respectively, are set forth in Note 18 of our financial statements.

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

Real Estate Business Segment: We are also engaged in the leasing and trading of commercial real estate properties in Hong Kong and Malaysia. We currently own the following investment commercial properties in Malaysia:

Location	Owner	Use
B-7-5, North Point Office Mid Valley City, No. 1, Medan Syed Putra Utara 59200 Kuala Lumpur, Malaysia	Greenpro Resources Sdn. Bhd.	Office Building

D-07-06 and D-07-07 Skypark @ One City Jalan USJ 25.1 47650 Subang Jaya, Selangor, Malaysia	Greenpro Resources Sdn. Bhd.	Generate Rental Income

Corporate Business Segment: We operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. Our venture capital business is focused on establishing a business incubator for start-up and high growth companies to support them during their critical growth periods and investing in select start-up and high growth companies. We expect to target companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand, and Singapore. We also anticipate our venture capital business to also engage in the purchase, acquisition and rental of commercial properties in the same Asia and Southeast Asia region.

As of the date of this report, we have made investments into following companies:

Name	Shareholding	Business
Rito Group Corp. (Nevada, USA)	29.55%	Providing an online platform for merchants and customers to facilitate transactions
Forward Win International Limited (Hong Kong)	60%	Holding Hong Kong real estate for investment purpose
DSwiss, Inc. (Nevada, USA)	29.50%	Retailing in slimming and beauty products
NPQ Holdings Limited (Nevada, USA)	19.28%	Providing mobile Apps, restaurant management system and cloud ERP.

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

Greenpro Capital Pty Ltd was formed on May 11, 2016 with 50% held by Greenpro Holding Limited (“GPH”), one of our subsidiaries, and 50% was held by Mohammad Reza Masoumi Al Agha.

On May 23, 2016, Greenpro Holding Limited acquired 400 shares of Greenpro Wealthon Sdn Bhd. from Mr. Lee Chong Kuang with MYR 1 (approximately US$0.25). On June 7, 2016, GPHL acquired an additional 200 shares of Greenpro Wealthon Sdn Bhd for MYR120,000 (approximately US$30,000), resulting in an aggregate of 60% of Greenpro Wealthon Sdn Bhd. The remaining 40% of Greenpro Wealthon Sdn. Bhd. is held by Mr. Yiap Soon Keong.

We expect the foregoing subsidiaries to provide corporate advisory services such as strategic planning, cross-border business solution and advisory, transaction services in different regions.

Greenpro Synergy Network Ltd (“GSN”) was incorporated in Hong Kong on March 2, 2016, as a variable interest entity (“VIE”) that is subject to consolidation with the Company. GSN’s principle activities are to hold certain insurance policies of the company. Loke Che Chan, Gilbert and Lee Chong Kuang are the sole shareholders of GSN. The Company controls GSN through a series of contractual arrangements (the “VIE Agreements”) between GPHL and GSN. The VIE agreements include (i) Exclusive Business Cooperation Agreement, (ii) Loan Agreement, (iii) Share Pledge Agreement (iv) Power of Attorney and (v) Exclusive Option Agreement with the shareholder of GSN, all of which are attached hereto as exhibits to this report.

On July 12, 2016, Mr. Thanawat Lertwattanarak resigned from the Board of Directors of the Company.

Liquidity and Capital Resources

As of September 30, 2016, we had working capital of $3,044,540 as compared to working capital of $2,911,967 as of September 30, 2015. We had total current assets of $4,755,990 consisting primarily of Inventory – finished property of $3,747,732, cash and cash equivalents of $631,363 and accounts receivables of $252,265. We had current liabilities of $1,711,450 consisting of amount due to related parties of $1,444,022, and accounts payable and accrued liabilities of $151,767. The Company’s net loss was $127,312 for the three months ended September 30, 2016 and $147,334 for the three months ended September 30, 2015. The Company’s comprehensive loss was $139,146 for the three months ended September 30, 2016 and $244,544 for the three months ended September 30, 2015.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2016 and 2015, respectively.

	2016	2015
Net cash (used in) operating activities	$(614,268)	$(3,513,959)
Net cash (used in) investing activities	(13,924)	(103,962)
Net cash (used in) provided by financing activities	$(334,167)	$3,696,689

Operating activities

Net cash used in operating activities during the nine months ended September 30, 2016, was $614,268, and consisted primarily of a net loss of $367,647, a decrease in other payables and accrued liabilities of $265,683, and a decrease of deferred revenue of $174,546 offset by an increase in prepayments and other receivables of $140,329.

During the nine months ended September 30, 2015, net cash used in operating activities was $3,513,959, and consisted primarily of properties held for sale of $4,515,721, offset by an increase in accounts payable and accrued liabilities of $622,574 and prepayment and other receivables of $365,539.

Investing activities

Net cash used in investing activities was $13,924 for the nine months ended September 30, 2016, and consisted primary of purchase of property, plant and equipment of $15,484, offset by withdrawal of shares subscribed of associates $2,160.

Net cash used in investing was $103,962 for the nine months ended September 30, 2015, and consisted primary of investment in unconsolidated entities $59,113 and payment for life insurance premium of $49,820.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2016, was $334,167 and consisted of proceeds from a private placement from our shareholders of $412,000, offset by a repayments of advances from related parties (Ms. Hui Oi Kuk, the 40% shareholder of Forward Win International Limited and Falcon CPA Ltd, an entity 100% owned by Mr Loke Che Chan Gilbert, director of the Company) of $652,703, repayment to Company directors (Ms Yap Pei Ling and Ms Chen Yanhong, the directors of subsidiaries) of $125,149, and repayment of bank loans of $10,157.

Net cash provided by financing activities was $3,696,689 for the nine months ended September 30, 2015, and consisted primarily of proceeds from private placement from our shareholders of $2,060,000 and advances from related parties, offset by repayments of $61,334 to Mr. Loke Che Chan Gilbert, Mr. Lee Chong Kuang and Ms. Yap Pei Ling.

Results of Operation

The following table sets forth certain operational data for the three and nine months ended September 30, 2016, as compared to the same period ended September 30, 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
REVENUES, NET
- Rental income	$25,837	$11,207	$69,963	$31,345
- Sale of properties	-	628,757	-	628,757
- Service income
Related parties	11,228	171,563	167,676	176,586
Third parties	498,651	33,399	1,502,987	916,192
Total revenues	535,716	844,926	1,740,626	1,752,880

COST OF REVENUES
- Cost of rental	(10,507)	14,045	(37,221)	(5,783)
- Cost of properties	-	(470,769)	-	(470,769)
- Cost of service
Third parties	(239,751)	(75,252)	(741,966)	(388,619)
Total cost of revenues	(250,258)	(531,976)	(779,187)	(865,171)

GROSS PROFIT	285,458	312,950	961,439	887,709

OPERATING EXPENSES:
General and administrative	(379,291)	(302,790)	(1,237,058)	(802,356)

PROFIT(LOSS) FROM OPERATIONS	$(93,833)	$10,160	$(275,619)	$85,353

Comparison of the three months ended September 30, 2016 and September 30, 2015

Revenues, net. Total revenue was $535,716 and $844,926 for the three months ended September 30, 2016, and 2015, respectively. The decrease in total revenue reflected both a decrease in rental income and the fact that no sales of investment property occurred during the three months ended September 30, 2016. For the three months ended September 30, 2016, our rental and service business segments accounted for approximately 5% and 95% of our net revenue respectively. For the same period ended September 30, 2015, our rental and service business segments accounted for approximately 1% and 24% of our net revenue respectively.

During the three months ended September 30, 2016, there were no customers that accounted for 10% or more of our net revenues. During the three month period ended September 30, 2015, the following customers accounted for 10% or more of our net revenues:

	Business Segment	Revenues	Percentage of Net Revenue
Falcon CPA Limited	Service	$174,547	20%
Win Green Ltd	Real Estate	$190,323	22%
So Siu Tsui	Real Estate	$188,387	21%

Real Estate Income. Revenue from our real estate business segment was $25,837 and $639,964 for the three months ended September 30, 2016, and 2015, respectively. Real estate income for the three-month period ended September 30, 2016, consisted solely of rental income while real estate income for the same period ended September 30, 2015, consisted of rental income of $11,207 and $628,757 from the sale of an investment property. We expect rental income to stabilize in the near future. We expect revenue from our real estate business segment to increase to the extent that we are able to profitably sell our finished properties.

Service Income. Revenue from the provision of services was $509,879 for the three months ended September 30, 2016, as compared to $204,962 for the three months ended September 30, 2015. The increase in revenue was primarily due to the broadening of the range of services offered and the increase in our client base. We expect revenue from our business services business segment to increase as we continue to grow our business and expand into new territories.

Corporate Income. We did not derive any revenue from our corporate business segment during the three months ended September 30, 2016, and 2015. We expect to generate revenue from our venture capital business when begin our education and training seminars and at such time as we sell our interest in our portfolio companies. We hope to commence our education and training seminars at the end of 2016.

Cost of Revenues. Total cost of revenues was $250,258 for the three months ended September 30, 2016, respectively, as compared $531,976 for the for the three months ended September 30, 2015. The decrease reflected the fact that no sales of investment properties occurred during the three months ended September 30, 2016. Cost of revenue as a percentage of net revenue was approximately 47% as of September 30, 2016, with our rental and services business segments accounting for approximately 6% and 94% of the cost of revenue.

Cost of rental and properties. Cost of revenue from our real estate business segment was $10,507 for the three months ended September 30, 2016, and consisted solely of costs associated with rental income. Cost of revenue from our real estate business segment for the same period ended September 30, 2015, was $456,724 and consisted of costs associated with rental income of $14,045 and real estate sales of $470,769. Cost of revenue includes the costs associated with government rent and rates, repairs and maintenance, property insurance, and other related administrative costs.

Cost of service. Costs of revenue from our service business segment were $239,751 for the three months ended September 30, 2016, as compared to $75,252 for the three months ended September 30, 2015. It primarily consisted of employee compensation and related payroll benefits, company formation cost and other professional fees.

Gross Profit. The gross profit for the Company was $285,458 (53% margin) for the three months ended September 30, 2016, respectively, as compared to $312,950 (37% margin) for the three months ended September 30, 2015. The decrease of gross profit was due to the fact that no sales of investment property incurred.

General and administrative expenses. General and administrative expenses was $379,291 for the three months ended September 30, 2016, as compared to $302,790 for the three months ended September 30, 2015. The increase in general and administrative expenses was primarily due to the increase in directors’ remuneration and quarter, office rent, professional and legal fees.

Net Loss. The net loss was $127,312 for the three months ended September 30, 2016, as compared to the net loss of $147,334 for the three months ended September 30, 2015. The decrease in net loss is due to the net loss of non-controlling interest. We expect these losses to stabilize in the near future.

Comparison of the nine months ended September 30, 2016 and September 30, 2015

Revenues, net. Total revenue was $1,740,626 and $1,752,880 for the nine months ended September 30, 2016, and 2015, respectively. The decrease was primarily due to the lack of real property sales during the nine months ended September 30, 2016, offset by an increase in revenue from our rental and service business segments. For the nine months ended September 30, 2016, our rental and service business segments accounted for approximately 4% and 96% of our net revenue respectively. For the same period ended September 30, 2015, our rental and service business segments accounted for approximately 2% and 62% of our net revenue respectively.

During the nine months ended September 30, 2016, the following customers accounted for 10% or more of our net revenues.

	Business Segment	Revenues	Percentage of Net Revenue
Bosy Holdings Limited	Service	$200,000	11%

During the nine month period ended September 30, 2015, the following customers accounted for 10% or more of our net revenues:

	Business Segment	Revenues	Percentage of Net Revenue
Falcon CPA Limited	Service	$174,547	10%
Win Green Ltd	Real Estate	$190,323	11%
So Siu Tsui	Real Estate	$188,387	11%
Gushen Investment Management Company Limited	Service	245,000	14%

Real Estate Income. Revenue from our real estate business segment was $$69,963 and $660,102 for the nine months ended September 30, 2016, and 2015, respectively. Real estate income for the nine-month period ended September 30, 2016, consisted solely of rental income while real estate income for the same period ended September 30, 2015, consisted of rental income of $31,345 and $628,757 from the sale of an investment property. We expect rental income to stabilize in the near future. We expect revenue from our real estate business segment to increase to the extent that we are able to profitably sell our finished properties.

Service Income. Revenue from the provision of services was $1,670,663 for the nine months ended September 30, 2016, as compared to $1,092,778 for the nine months ended September 30, 2015. The increase in revenue was primarily due to the broadening of the range of services offered and the increase in our client base. We expect revenue from our business services business segment to increase as we continue to grow our business and expand into new territories.

Corporate Income. We did not derive any revenue from our corporate business segment during the nine months ended September 30, 2016, and 2015. We expect to generate revenue from our venture capital business when we begin our education and training seminars and at such time as we sell our interest in our portfolio companies. We hope to commence our education and training seminars at the end of 2016.

Cost of Revenues. Total cost of revenues was $779,187 for the nine months ended September 30, 2016, respectively, as compared $865,171 for the for the nine months ended September 30, 2015. The increase was primarily due to the attributable to the increase in services rendered from our service business segment. Cost of revenue as a percentage of net revenue was approximately 45% as of September 30, 2016, with our rental and services business segments accounting for approximately 5% and 95% of the cost of revenue.

Cost of rental and properties. Cost of revenue from our real estate business segment was $37,221 for the nine months ended September 30, 2016, and consisted solely of costs associated with rental income. Cost of revenue from our real estate business segment for the same period ended September 30, 2015, was $476,552 and consisted of costs associated with rental income of $5,783 and real estate sales of $470,769. Cost of revenue includes the costs associated with government rent and rates, repairs and maintenance, property insurance, and other related administrative costs.

Cost of service. Costs of revenue from our service business segment was $741,966 for the nine months ended September 30, 2016, as compared to $388,619 for the nine months ended September 30, 2015. The increases in cost of services is due to increase in services provided. Cost of service primarily consisted of employee compensation and related payroll benefits, company formation cost and other professional fees.

Gross Profit. The gross profit for the Company was $961,439 (55% margin) for the nine months ended September 30, 2016, respectively, as compared to $887,709 (51% margin) for the nine months ended September 30, 2015. The increase of gross profit is due to no cost of properties sold.

General and administrative expenses. General and administrative expenses was $1,237,058 for the nine months ended September 30, 2016, as compared to $802,356 for the nine months ended September 30, 2015. The increase in general and administrative expenses was primarily due to the increase in directors’ remuneration and quarter, office rent, professional and legal fees.

Net Loss. The net loss was $369,965 for the nine months ended September 30, 2016, as compared to the net loss of $81,363 for the nine months ended September 30, 2015. The increase in net loss is due to business expense increases arising from the broadening of our business services and expansion of our client base.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2016.

Contractual Obligations and Commercial Commitments

The Company leases office premises in Hong Kong under a non-cancellable operating lease that will expire in August 2018. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts. The Company’s subsidiaries lease certain office premises in the PRC under a non-cancellable operating lease that expire in December 2017. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2016, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) ineffective controls over period end financial disclosure and reporting processes; and (2) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of September 30, 2016.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results. However, management believes that the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We have increased our personnel resources and technical accounting expertise within the accounting function, however, we should continue to hire two or more personnel for the function. We will create a position to segregate duties consistent with control objectives. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. We also plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Name of Exhibit

10.1	Employment Contract dated August 28, 2014, by and between the Company and Loke Che Chan, Gilbert (1)

10.2	Employment Contract dated August 28, 2014, by and between the Company and Lee Chong Kuang (1)

10.3	Letter of offer of Malaysia Office- One City D-07-06 (2)

10.4	Letter of offer of Malaysia Office- One City D-07-07 (2)

10.5	Exclusive Business Cooperation Agreement, dated June 13, 2016, by and between Greenpro Holding Limited and Greenpro Synergy Network Limited (3)

10.6	Loan Agreement (3)

10.7	Share Pledge Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan, Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (3)

10.8	Power of Attorney of Loke Che Chan Gilbert dated June 13, 2016 (3)

10.9	Power of Attorney of Lee Chong Kuang dated June 13, 2016 (3)

10.10	Exclusive Option Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan, Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (3)

21	List of Subsidiaries/Variable Interest Entities*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer and principal accounting officer*

99.1	Charter of the Audit Committee (2)

99.2	Audit Committee Pre-approval Procedures(2)

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(2) Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

(3) Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPRO CAPITAL CORP.
(Name of Registrant)
Date: November 14, 2016

	By:	/s/ Lee Chong Kuang

	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)
Date: November 14, 2016

	By:	/s/ Loke Che Chan, Gilbert

	Title:	Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial Officer, Principal Accounting Officer)

