Form 10-K
period 2016-12-31
Greenpro Capital Corp.
filed 2017-03-27
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-55602

Greenpro Capital Corp.

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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2016 was $29,114,046, based on the last reported sale price.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 27, 2017
Common Stock, $.0001 par value	52,865,843

Greenpro Capital Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2016

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

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1. BUSINESS

Corporate History

We were incorporated on July 19, 2013 in the state of Nevada under the name Greenpro, Inc. On May 6, 2015, we changed our name to Greenpro Capital Corp. Our corporate structure is set forth below:

A list of our subsidiaries and affiliates together with a brief description of their business is set forth below:

Name	Business

Greenpro Capital Corp. (Nevada, USA)	Provides cloud system resolution, financial consulting services and corporate accounting services

Greenpro Resources Limited (British Virgin Islands)	Holding company

Greenpro Holding Limited (Hong Kong)	Holds life insurance products

Greenpro Resources (HK) Limited (Hong Kong)	Holds Greenpro intellectual property and currently holds six trademarks and applications thereof

Greenpro Resources Sdn. Bhd. (Malaysia)	Holds real property usable as offices in Malaysia

Greenpro Management Consultancy (Shenzhen) Limited (China)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory, transaction services in China

Shenzhen Falcon Finance Consulting Limited (China)	Provide Hong Kong Company Formation Advisory Services & Company Secretarial Services and Financial Services. Client Base in China

Greenpro Capital Village Sdn Bhd (Formerly known as Greenpro Global Advisory Sdn. Bhd.) (Malaysia)	Provide educational and support services via seminars and courses to new start-up companies or SME.

Greenpro Financial Consulting Limited (Belize)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory, transaction services

Asia UBS Global Limited (Belize)	Provide business advisory services with main focus on offshore company formation advisory and company secretarial service, such as tax planning, bookkeeping and financial review. It focuses on South-East Asia and China clients.

Asia UBS Global Limited (Hong Kong)	Provide business advisory services with main focus on Hong Kong company formation advisory and company secretarial service, such as tax planning, bookkeeping and financial review. It focuses on Hong Kong clients.

Falcon Corporate Services Limited (Formerly known as Ace Corporate Services Limited) (Hong Kong)	Provide Offshore Company Formation Advisory Services & Company Secretarial Services. Client Base in Hong Kong & China

Falcon Secretaries Limited (Hong Kong)	Provide Hong Kong Company Formation Advisory Services & Company Secretarial Services. Client Base in Hong Kong & China

Yabez (Hong Kong) Company Limited (Hong Kong)	Provides Hong Kong company formation advisory services, corporate secretarial services and IT related services to Hong Kong based clients.

Yabez Business Service (SZ) Company Limited (China)	Provides Shenzhen company formation advisory services, corporate secretarial services and IT related services to China based clients.

Greenpro Venture Capital Limited (Anguilla)	Holding company

Forward Win International Limited (Hong Kong)	Holding Hong Kong real estate for investment purpose

Chief Billion Limited (Hong Kong)	Holding Hong Kong real estate for investment purpose

Greenpro Venturecap (Qianhai) Limited (Formerly known as Greenpro Venture Cap (CGN) Limited) (Anguilla)	Holding company

Acquisition and Reorganization History

Acquisition of Greenpro Resources Limited

On July 31, 2015, we acquired 100% of the issued and outstanding securities of Greenpro Resources Limited, a British Virgin Islands corporation that was our affiliate at the time of the acquisition (“GRBV”). As consideration thereof, we issued to the shareholders of GRBV 9,070,000 restricted shares of our common stock (valued at $3,174,500 based on the average closing price of the six trading days preceding July 28, 2015, which was $0.35 per share) and paid US$25,500 in cash, representing an aggregate purchase price of US$3,200,000. The purchase price was determined based on the existing business value of GRBV, carrying value of GRBV properties, brand names of GRBV and settlement of GRBV founder initial investment.

GRBV provides corporate advisory services such as tax planning, cross-border listing solutions and advisory and transaction services to start-up and high –growth companies. It also owns real estate in Selangor Darul Ehsan, Malaysia and Kuala Lumpur, Malaysia that are investment properties, which are currently generating rental income. Through our acquisition of GRBV, we hope to expand our customer and revenue base as well as broaden the range of services we offer.

Lee Chong Kuang, our Chief Executive Officer, President and director, was also the Chief Executive Officer, President and director of GRBV at the time of the acquisition. Mr. Lee holds 44.6% of our issued and outstanding securities and held 50% of the issued and outstanding securities of GRBV at the time of the acquisition. Gilbert Loke Che Chan, our Chief Financial Officer, Secretary, Treasurer and director, is also the Chief Financial Officer and director of GRBV. Mr. Loke holds 44.6% of our issued and outstanding securities and held 50% of the issued and outstanding securities of GRBV at the time of the acquisition. Upon the consummation of the acquisition, Messrs. Lee and Loke received, in the aggregate,US$25,500 in cash and 9,070,000 shares of our restricted common stock.

Acquisition of A&G International Limited

On September 30, 2015, we acquired of 100% of the issued and outstanding securities of A&G International Limited, a Belize corporation (“A&G”). In connection therewith, we issued to Yap Pei Ling, the shareholder of A&G, 1,842,000 restricted shares of our common stock, representing an aggregate purchase price of $957,840 based on the average closing price of the ten trading days preceding July 31, 2015, the date of the acquisition agreement, of $0.52 per share. The purchase price was determined based on the existing business value generated from A&G.

Ms Yap Pei Ling, the director and sole shareholder of A&G, is the spouse of Lee Chong Kuang, our Chief Executive Officer, President and director.

A&G provides corporate and business advisory services through its wholly-owned subsidiaries, Asia UBS Global Limited (Hong Kong) and Asia UBS Global Limited (Belize).

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

Acquisition of Falcon Secretaries Limited, Ace Corporate Services Limited and Shenzhen Falcon Financial Consulting Limited

On September 30, 2015, we acquired all of the issued and outstanding securities of Falcon Secretaries Limited, Ace Corporate Services Limited and Shenzhen Falcon Financial Consulting Limited (these companies collectively known as “F&A”). As consideration therefor, we issued to Ms. Chen Yan Hong, the sole shareholder of F&A, 2,080,200 restricted shares of our common stock, representing an aggregate purchase price of $1,081,704 based on the average closing price of the ten trading days preceding July 31, 2015, the date of the acquisition agreement, of $0.52 per share. The purchase price was determined based on the existing business value generated from F&A.

Ms, Chen Yan Hong, the director and sole shareholder of F&A, is also the director and legal representative of Greenpro Management Consultancy (Shenzhen) Limited, one of our subsidiaries..

Acquisition of Yabez (Hong Kong) Company Limited

On September 30, 2015, we acquired 60% of the issued and outstanding securities of Yabez (Hong Kong) Company Limited, a Hong Kong corporation (“Yabez”). As consideration therefor, we issued to the shareholders of Yabez 486,171 restricted shares of our common stock, representing an aggregate purchase price of $252,808 based on the average closing price of the ten trading days preceding July 31, 2015, the date of the acquisition agreement, of $0.52 per share. The purchase price was determined based on the existing business value generated from Yabez. Yabez provides Hong Kong company formation advisory services, corporate secretarial services and IT related services to Hong Kong based clients.

Acquisition of Greenpro Venture Capital Limited, an Anguilla corporation

On September 30, 2015, we acquired all of the issued and outstanding securities of Greenpro Venture Capital Limited, an Anguilla corporation, (“GPVC”) from its shareholders, Lee Chong Kuang and Loke Che Chan Gilbert. As consideration thereof, we issued to the shareholders of GPVC an aggregate of 13,260,000 restricted shares of our common stock (valued at $7,956,000 based on the signed Memorandum of Understanding on July 25, 2015 of $0.6 per share) and paid US$6,000 in cash, representing an aggregate purchase price of US$7,962,000. The purchase price was determined based on the existing business value of GPVC, including all customers, fixed assets, investments, cash and cash equivalents and assuming certain liabilities of GPVC. Mr. Lee Chong Kuang, our Chief Executive Officer, President and director, was also the Chief Executive Officer, President and director of GPVC at the time of the acquisition. Mr. Lee holds 43.02% of our issued and outstanding shares and held 50% of the issued and outstanding shares of GPVC at the timed of the acquisition. Mr. Loke Che Chan Gilbert, our Chief Financial Officer, Secretary, Treasurer and director, was also the Chief Financial Officer and director of GPVC. Mr. Loke holds 43.02% of our issued and outstanding shares and held 50% of the issued and outstanding shares of GPVC at the time of the acquisition.

Incorporation of Greenpro Captial Pty Ltd, an Australia company

Greenpro Capital Pty Ltd was formed on May 11, 2016 with 50% held by Greenpro Holding Limited (“GPH”), one of our subsidiaries, and 50% was held by Mohammad Reza Masoumi Al Agha.

Acquisition of Greenpro Wealthon Sdn Bhd, a Malaysia company

On May 23, 2016, our subsidiary. Greenpro Holding Limited (GPHL) acquired 400 shares of Greenpro Wealthon Sdn Bhd. from Mr. Lee Chong Kuang with MYR 1 (approximately US$0.25). On June 7, 2016, GPHL acquired an additional 200 shares of Greenpro Wealthon Sdn Bhd for MYR120,000 (approximately US$30,000), resulting in GPHL owing 60% of Greenpro Wealthon Sdn Bhd. The remaining 40% of Greenpro Wealthon Sdn. Bhd. is held by Mr. Yiap Soon Keong.

VIE Structure And Arrangements

Greenpro Synergy Network Ltd (“GSN”) was incorporated in Hong Kong on March 2, 2016, as a variable interest entity (“VIE”) that is subject to consolidation with the Company. GSN’s principal activities are to hold certain of our universal life insurance policies. Loke Che Chan, Gilbert, our Chief Financial Officer, Secretary, Treasurer and director and Lee Chong Kuang, our Chief Executive Officer, President and director are the sole shareholders of GSN. We control GSN through a series of contractual arrangements (the “VIE Agreements”) between GPHL and GSN. The VIE agreements include (i) an Exclusive Business Cooperation Agreement, (ii) a Loan Agreement, (iii) a Share Pledge Agreement, (iv) a Power of Attorney and (v) an Exclusive Option Agreement with the shareholder of GSN.

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

Exclusive Option Agreement: Pursuant to the Exclusive Option Agreement, the shareholders of GSN granted to the GPHL an irrevocable and exclusive right and option to purchase all of their equity interests in GSN. The purchase price shall be equal to the capital paid in by the shareholders, adjusted pro rata for the purchase of less than all of the equity interests. The Agreement is effective for a term of 10 years, and may be renewed at GPHL’s election

Investment and Divestment via Greenpro Venture Capital Limited during year 2016

On April 1, 2016, we mutually agreed with Lepora Holdings Corporation and CGN Nanotech Inc. to withdraw our investment in the 36,000,000 shares and 21,600,000 shares, respectively, we held in the companies and to release each other from any and all claims and/or obligations arising under the Subscription Agreement. As a result of the agreement, the shares were cancelled and our funds were returned. Since April 1, 2016, the Company has not owned any shares of Lepora Holdings Corporation and CGN Nanotech Inc.

On October 3, 2016, we purchased 4,000,000 shares of ECCO Auto World Corporation Common Stock at a price of US$ .0001 per share for a total purchase price of US$400..

On December 19, 2016 we purchased 1,800,000 shares of Seeder Media Corporation Common Stock at US$ .0001 per share for a total US$180.

Business Overview

We currently operate and provide a wide range of business solution services to small and medium-size businesses located in Asia, with an initial focus on Hong Kong, China and Malaysia. Our comprehensive range of services include cross-border business solutions, record management services, and accounting outsourcing services. Our cross border business services include, among other services, tax planning, trust and wealth management, cross border listing advisory services and transaction services. As part of the cross border business solutions, we have developed a package solution of services (“Package Solution”) that can reduce their business costs and improve their revenues.

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. Our venture capital business is focused on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods, which will include education and support services, and (2) searching the investment opportunities in selected start-up and high growth companies, which can generate exponential return to the Company. We expect to target companies located in Asia and South-East Asia including Hong Kong, Malaysia, China, Thailand, and Singapore. We anticipate our venture capital business will also engage in the purchase, acquisition and rental of commercial properties in the same Asia and South-East Asia region.

We expect to operate our venture capital related education and support services through our subsidiary Greenpro Global Advisory Sdn. Bhd., which was renamed Greenpro Capital Village Sdn. Bhd. on September 23, 2015.

Subsequently, on October 1, 2015, QSC Asia Sdn. Bhdacquired 49% of Greenpro Capital Village Sdn. Bhd. in consideration of $11,000 (RM 49,000) from Greenpro Financial Consulting Limited. Concurrently with such sale, Greenpro Financial Consulting Limited transferred 51% of Greenpro Capital Village Sdn. Bhd. to Greenpro Holding Limited, our subsidiary.

Our Services

We provide a range of services to our clients as part of the Package Solution. We have developed the Package Solution, and we believe that our potential clients can reduce their business costs and improve their revenues by offering our Package Solution.

Cross-Border Business Solutions/Cross-Border Listing Solution

We provide a full range of cross-border services to small to mid-sized businesses to assist them in conducting their business effectively and we generate revenue from such services. Our “Cross-Border Business Solution” include the following services:

●	Advising clients on company formation in Hong Kong, U.S., British Virgin Island and other overseas jurisdictions

●	Providing assistance to set up bank accounts with banks in Hong Kong to facilitate clients’ banking operations

●	Providing bank loan referrals services

●	Providing company secretarial services

●	Assisting companies in applying for business registration certificates with the Inland Revenue Department of Hong Kong

●	Providing corporate finance consulting services

●	Providing due diligence investigations and valuation of companies

●	Advising clients regarding debt and company restructuring

●	Providing liquidation, insolvency, bankruptcy and individual voluntary arrangement advice and assistance

●	Designing a marketing strategy and promoting the company’s business, products and services

●	Providing financial and liquidity analysis

●	Assisting in setting up cloud invoicing system for clients

●	Assisting in liaising with capital funds for raising capitals

●	Assisting in setting up cloud inventory system to assist clients to record, maintain and control their inventories and knowing their inventory levels

●	Assisting in setting up cloud accounting system to enable clients to keep track of their financial performance

●	Assisting client’s payroll matters operated in our cloud payroll system

●	Assisting clients in tax planning, preparing the tax computation and compiling with the filing of profits tax with the Inland Revenue Department of Hong Kong

●	Cross border listing advisory services

●	International tax planning in China

●	Trust and wealth management

●	Transaction services

With growing competition and increasing economic sophistication, we believe more companies need strategies for cross-border restructuring and other corporate matters. Our plan is to bundle our Cross Border Business Solution services with our Cloud Accounting Solution.

Accounting Outsourcing Services

We intend to develop relationships with professional firms from Hong Kong, Malaysia and China that can provide company secretarial, business centers and virtual offices, book-keeping, tax compliance and planning, payroll management, business valuation, and wealth management services to our clients. We intend to include local accounting firms within this network to provide general accounting, financial evaluation and advisory services to our clients. Our expectation is that firms within our professional network will refer their international clients to us that may need our book-keeping, payroll, company secretarial and tax compliance services. We believe that this accounting outsourcing service arrangement will be beneficial to our clients by providing a convenient, one-stop firm for their local and international business and financial compliance and governance needs.

Our Service Rates

We intend to have a two-tiered rate system based upon the type of services being offering. We may impose project-based fees, where we charge 10% -25% of the revenues generated by the client on projects that are completed using our services, such as transaction projects contract compliance projects, and business planning projects. We may also charge a flat rate fee or fixed fee based on the estimated complexity and timing of a project when our professionals provide specified expertise to our clients on a project. For example, for the cross-border business solutions, we plan to charge our client a monthly fixed fee.

Our Venture Capital Business Segment

Venture Capital Investment

As a result of our acquisition of Greenpro Venture Capital Limited in 2015, we entered the venture capital business in Hong Kong with a focus on companies located in Asia and South-East Asia, including Hong Kong, Malaysia, China, Thailand, and Singapore. Our venture capital business is focused on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods and (2) investment opportunities in select start-up and high growth companies. .

We believe that a company’s life cycle can be divided into five stages, including the seed stage, start up stage, expansion stage, mature stage and decline stage.

●	Seed stage: Financing is needed for assets, and research and development of an initial business concept. The company usually has relatively low costs in developing the business idea. The ownership model is considered and implemented.

●	Start-up stage: Financing is needed for product development and initial marketing. Firms in this phase may be in the process of setting up a business or they might have been in operating the business for a short period of time, but may not have sold their products commercially. In this phase, costs are increasing due to. product development, market research and the need to recruit personnel. Low levels of revenues are starting to generate.

●	Expansion stage: Financing is needed for growth and expansion. Capital may be used to finance increased production capacity, product or marketing development or to hire additional personnel. In the early expansion phase, sales and production increases but there is not yet any profit. In the later expansion stage, the business typically needs extra capital in addition to organically generated profit, for further development, marketing or product development.

We anticipate that most of a company’s funding needs will occur during these first three stages.

We intend for our business incubators to provide valuable support to young, emerging growth and potential high growth companies at critical junctures of their development. For example, our incubators will offer office space at a below market rental rate. We will also provide our expertise, business contacts, introductions and other resources to assist their development and growth. Depending on each individual circumstance, we may also take an active advisory role in our venture capital companies including board representation, strategic marketing, corporate governance, and capital structuring. We believe that there will be potential investment opportunities for us in these start-up companies.

In addition to our business incubator, we have also taken an equity position in the following companies that we believe have high growth potential.

Name	Equity Ownership	Business Line
Rito Group Corp.(Nevada, USA)	29.5%	Providing an online platform for merchants and customers to facilitate transactions
Forward Win International Limited(Hong Kong)	60%	Holding Hong Kong real estate for investment purpose
DSwiss, Inc. (Nevada, USA)	29.5%	Retailer in slimming and beauty products
Chief Billion Limited (Hong Kong)	100%	Holding Hong Kong real estate for investment purpose
Greenpro Venturcap (Qianhai) Limited (Formerly known as Greenpro Venture Cap (CGN) Limited) (Anguilla)	100%	Holding company
NPQ Holdings Limited (Nevada, USA)	19.28%	Providing mobile Apps, restaurant management system and cloud ERP
Seeder Media Corporation (Nevada, USA)	5%	Providing services in connect with public relations, investor relations and event management
Ecco Auto World Corporation (Nevada, USA)	5%	Providing mobile Apps to connect the car owners with nationwide car workshops.

Our business processes for our investment strategy in select start-up and high growth companies is as follows:

●	Step 1. Generating Deal Flow: We expect to actively search for entrepreneurial firms and to generate deal flow through our business incubator and the personal contacts of our executive team. We also anticipate that entrepreneurs will approach us for financing.

●	Step 2. Investment Decision: We will evaluate, examine and engage in due diligence of a prospective portfolio company, including but not limited to product/services viability, market potential and integrity as well as capability of the management. After that both parties arrive at an agreed value for the deal. Following that is a process of negotiation, which if successful, ends with capital transformation and restructuring.

●	Step 3. Business Development and Value Adding: In addition to capital contribution, we expect to provide expertise, knowledge and relevant business contacts to the company.

●	Step 4. Exit: There are several ways to exit an investment in a company. Common exits are:

○	IPO (Initial Public Offering): The company’s shares are offered in a public sale on an established securities market.

○	Trade sale (Acquisition): The entire company is sold to another company.

○	Secondary sale: The company’s firm sells only part of its shares..

○	Buyback or MBO: Either the entrepreneur or the management of the company buys back the company’s shares of the firm.

○	Reconstruction, liquidation or bankruptcy: If the project fails the company will restructure or close down the operations.

Our objective for is to achieve a superior rate of return through the eventual and timely disposal of investments. We expect to look for businesses that meet the following criteria:

●	high growth prospects

●	ambitious teams

●	viability of product or service

●	experienced management

●	ability to convert plans into reality

●	justification of venture capital investment and investment criteria

Our Venture Capital Related Education and Support Services.

In addition to providing venture capital services through GPVC, we also intend to provide educational and support services that we believe will be synergistic with our venture capital business. We intend to provide these educational services through our subsidiary Greenpro Capital Village Sdn. Bhd. Specifically, we expect to arrange one or more seminars called the CEO & Business Owners Strategic Session (CBOSS) for business owners who are interested in the following:

●	Developing their business globally;

●	Expanding business with increased capital funding;

●	Creating a sustainable SME business model;

●	Accelerating the growth of the business; and

●	Significantly increasing company cash flows.

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

Sales and Marketing

We plan to deploy three strategies to market the Greenpro brand: leadership, market segmentation, and sales management process development.

●	Building Brand Image: Greenpro’s marketing efforts will focus on building the image of the our extensive expertise and knowledge of our professionals. We intend to conduct a marketing campaign through media visibility, seminars, webinars, and the creation of a wide variety of white papers, newsletters, books, and other information.

●	Market segmentation: We plan to devote marketing resources to the highly measurable and high return on investment tactics that specifically target those industries and areas where Greenpro has particularly deep experience and capabilities. These efforts typically involve local, regional or national trade show and event sponsorships, targeted direct mail, email, and telemarketing campaigns, and practice and industry specific micro-sites, newsletters, etc. in the Asia region.

●	Social Media: We plan to begin a social media campaign utilizing blogs, twitter, Facebook, and LinkedIn after we secure sufficient financing. A targeted campaign will be made to the following groups of clients: law firms, auditing firms, consulting firms, small to mid-size enterprises in different industries, including biotechnologies, intellectual property, information technologies and real estate.

Market Opportunities

We intend to assist our clients in the cost-effective preparation of their financial statements and provide security based on such financial information since the data will be stored in the cloud system. We anticipate a market with growing needs in South-East Asia. We believe that today there is an increasing need for enterprises in different industries to maximize their performance with cost-effective methods. We believe our services will create numerous competitive advantages for our clients. We believe our clients can focus on developing their businesses and expanding their own client portfolio.

We believe the main drivers for the growth of our business are the products and services together with the resources such as an office network, professional staff members, and operational tools to make the advisory and consulting business more competitive.

Customers

Before the acquisitions previously described, we generated minimal revenue from three clients in Hong Kong. The revenue generated related to assisting these clients with company formation and secretary services. As a result of the new acquisition, we expect to generate revenues from clients located globally including those from Hong Kong, China, Malaysia, Singapore, Indonesia, Thailand, Australia, Japan, Taiwan, Russia, USA. Our venture capital business segment will initially focus on Hong Kong and South-East Asia start-ups and high growth companies. We hope to generate deal flow through personal contacts of our management team as well as through our business incubator.

We generated net revenues of $2,776,435 during the fiscal year ended December 31, 2016. Our venture capital business accounted for approximately two percent of our net revenue. We are not a party to any long-term agreements with our customers.

Competition

Our industry is highly competitive. We compete with local and international venture capital, financial advisory and corporate business service companies such as Cornerstone Management Group in Hong Kong, CST Tax Advisor in Singapore and Maceda Valencia & Co in Philippines that provide services comparable to our Package Solution. We also compete with numerous local and international financial advisory and corporate business service companies, however those companies do not offer our broad range of services. They typically focus on specialized areas such as tax planning and cross-border solutions.. Some of our competitors may provide a broader selection of services, including investment banking services, which may position them better among customers who prefer to use a single company to meet all of their financial and business advisory needs. In addition, some of our competitors are substantially larger than we are, may have substantially greater resources than we do or may offer a broader range of products and services than we do. We believe that we compete on the basis of a number of factors, including breadth of service and product offerings, one stop convenience, pricing, marketing expertise, service levels, technological capabilities and integration, brand and reputation.

Intellectual Property

We intend to protect our investment in the research and development of our products and technologies. We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by a particular jurisdiction. Currently, our revenue is derived principally from our operations in Hong Kong and Malaysia, where intellectual property protection may be limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of intellectual property.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend protect our trademarks against infringement and also seek to register design protection where appropriate.

We rely on trade secrets and un-patentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require some of our employees to execute confidentiality agreements upon the commencement of employment with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Government Regulation

We intend to provide our Package Solution initially in Hong Kong, China and Malaysia, which we believe would welcome outsourcing support services. Further, we believe these markets are the central and regional markets for many customers doing cross border businesses in Asia. We plan to target those customers from South-East Asia doing international business and plan to provide our Package Solution to meet their needs. Our planned Packaged Solution will be structured in Hong Kong but services may be outsourced to lower cost jurisdictions such as Malaysia, which encourage and welcome outsourcing services.

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

Employees

As of March 27, 2017, we have 42 employees, including our Chief Executive Officer and Chief Financial Officer, located in the following territories:

Country/Territory	Number of Employees
Malaysia	12
China	19
Hong Kong	11

As a result of the Employment Contract Law, all of our employees in China have executed standard written employment agreements with us.

We are required to contribute to the Employees Provident Fund under a defined contribution pension plan for all eligible employees in Malaysia between the ages of eighteen and fifty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. The participants are entitled to all of our contributions together with accrued returns regardless of their length of service with the company. For the years ended December 31, 2016 and 2015, the contributions are $19,151 and $3,378, respectively.

We are required to contribute to the MPF for all eligible employees in Hong Kong between the ages of eighteen and sixty five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2016 and 2015, Greenpro Resources Limited and its subsidiaries did not have employees in Hong Kong. For the years ended December 31, 2016 and 2015, the MPF contributions by Greenpro Capital Corp. were $14,529 and $11,627, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

We are required to contribute to the Social Insurance Schemes and Housing fund Schemes for all eligible employees in PRC. For the years ended December 31, 2016 and 2015, the contributions were $9,262 and $1,772, respectively.

Executive Office

Our principal executive office is located at Suite 2201, 22/F, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong. Our principal telephone number is +(852) 3111-7718. Our website is at: http://www.greenprocapital.com. The information contained on our website is not, and should not be interpreted to be, a part of this prospectus.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to our Business

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Nevada in July 2013. We have significant financial resources and as of December 31, 2016, we have generated $2,776,435 in revenues and incurred net losses of $222,323. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we will operate. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to market our product and services

●	our ability to generate revenues; and

●	our ability to raise the capital necessary to continue marketing and developing our product.

The report of our independent registered public accounting firm has previously expressed substantial doubt about the Company’s ability to continue as a going concern and future reports may similarly express a going concern.

Our auditors indicated in their report on the Company’s financial statements for the fiscal year ended December 31, 2015 that conditions existed that raise a substantial doubt about our ability to continue as a going concern due to our net loss for the year ended December 31, 2015. A similar future “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives and/or negatively affect our relationships with customers and suppliers and/or negatively effect the willingness of our suppliers to allow us to maintain credit with them. Our ability to continue as a going concern will depend upon our ability to grow our operations and integrate newly acquired assets and operations, our ability to acquire additional assets and operations, and our ability to improve operating margins and regain profitability. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

Our operating results may prove unpredictable which could negatively affect our profit.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future equity sales; the level of commercial acceptance by clients of our services; fluctuations in the demand for our service the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and general economic conditions.

If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results.

If we are unable to gain any significant market acceptance for our service or establish a significant market presence, we may be unable to generate sufficient revenue to continue our business.

Our growth strategy is substantially dependent upon our ability to successfully market our service to prospective clients. However, our planned services may not achieve significant acceptance. Such acceptance, if achieved, may not be sustained for any significant period of time. Failure of our services to achieve or sustain market acceptance could have a material adverse effect on our business, financial conditions and the results of our operations.

Management’s ability to implement the business strategy may be slower than expected and we may be unable to generate a profit.

Our business plans, including offering a cloud auditing system and consulting services, may be slow to develop or may not occur at all. Our services may be slow to achieve profitability, or may not become profitable at all, which will result in losses. We may be unable to enter into our intended markets successfully. The factors that could affect our growth strategy include our success in (a) developing our business plan, (b) obtaining our clients, (c) obtaining adequate financing on acceptable terms, and (d) adapting our internal controls and operating procedures to accommodate our future growth.

Competitors may enter this market with superior services which would adversely affect our business.

We have identified a market opportunity for our business. Potential competitors may enter this sector with superior services. This would have an adverse effect upon our business and the results of our operations. In addition, a high level of support is critical for the successful marketing and recurring sales of our services. Although we currently only have a limited number of customers, we may need to improve our platform and software in order to assist our potential customers in using our platform, and we also need to provide effective support to future clients. Our inability to make necessary improvements and upgrades to our platform in the event of the expansion of our business, would adversely affect the sale of our services to potential customers and would harm our reputation.

Our use of open source and third-party software could impose limitations on our ability to commercialize our services.

We intend to incorporate open source software into our platform. Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts or jurisdictions elsewhere, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our services. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open source software incorporated into our products. In either event, we could be required to seek licenses from third parties in order to continue our services in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results and financial condition.

We also intend to incorporate certain third-party technologies, including software programs, into our website and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in releases of our platform until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition. Any disruption in our access to software programs or third-party technologies could result in significant delays in releases of our platform and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our products any other software program licensed from a third party, and the use of such software program is necessary for the proper operation of our appliances, then our loss of any such license would similarly adversely affect our ability to release our products in a timely fashion.

The security of our computer systems may be compromised and harm our business.

A significant portion of our business operations is conducted through use of our computer network. Although we intend to implement security systems and procedures to protect the confidential information stored on these computer systems, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties. As well, they may be able to create system disruptions, shutdowns or effect denial of service attacks. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our networks or client computers, or otherwise exploit any security vulnerabilities, or that misappropriate and distribute confidential information stored on these computer systems. Any of the foregoing could result in damage to our reputation and customer confidence in the security of our products and services, and could require us to incur significant costs to eliminate or alleviate the problem. Additionally, our ability to transact business may be affected. Such damage, expenditures and business interruption could seriously impact our business, financial condition and results of operations.

Adverse developments in our existing areas of operation could adversely impact our results of operations, cash flows and financial condition.

Our operations are focused on utilizing our sales efforts which are principally located in South-East Asia. As a result, our results of operations, cash flows and financial condition depend upon the demand for our services in these regions. Due to our current lack of broad diversification in industry type and geographic location, adverse developments in our current segment of the midstream industry, or our existing areas of operation, could have a significantly greater impact on our results of operations, cash flows and financial condition than if our operations were more diversified.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to follow the extended transition period, and as a result, we will delay adoption of certain new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Risks Related to Doing Business in South-East Asia

Our contractual arrangements may not be as effective in providing control over the variable interest entities as direct ownership.

We rely on contractual arrangements with our variable interest entities to hold part of our assets in Hong Kong. For a description of these contractual arrangements, see “Acquisition and Reorganization History - VIE Structure And Arrangements.” These contractual arrangements may not be as effective as direct ownership in providing us with control over our variable interest entities.

If we had direct ownership of the variable interest entities, we would be able to exercise our rights as an equity holder directly to effect changes in the boards of directors of those entities, which could effect changes at the management and operational level. Under our contractual arrangements, we may not be able to directly change the members of the boards of directors of these entities and would have to rely on the variable interest entities and the variable interest entity equity holders to perform their obligations in order to exercise our control over the variable interest entities. The variable interest entity equity holders may have conflicts of interest with us or our shareholders, and they may not act in the best interests of our company or may not perform their obligations under these contracts. For example, our variable interest entities and their respective equity holders could breach their contractual arrangements with us by, among other things, failing to conduct their operations, including maintaining our websites and using our domain names and trademarks which the relevant variable interest entities have exclusive rights to use, in an acceptable manner or taking other actions that are detrimental to our interests. Pursuant to the call option, we may replace the equity holders of the variable interest entities at any time pursuant to the contractual arrangements. Consequently, the contractual arrangements may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership.

Our business is subject to the risks of international operations.

Substantially all of our business operations are conducted in South-East Asia. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in the Asian countries we intend to develop business. Following the closing of our initial public offering, we will derive a significant portion of our revenue and earnings from the operation in Hong Kong, our principal business place, and also in Malaysia, China and other South-East Asian countries. Operating in multiple foreign countries involves substantial risk. For example, our business activities subject us to a number of laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy and security requirements, labor laws, intellectual property laws, privacy laws, and anti-competition regulations. As we expand into additional countries, the complexity inherent in complying with these laws and regulations increases, making compliance more difficult and costly and driving up the costs of doing business in foreign jurisdictions. Any failure to comply with foreign laws and regulations could subject us to fines and penalties, make it more difficult or impossible to do business in that country and harm our reputation.

We may be exposed to liabilities under the Foreign corrupt practices act, and any determination that we violated the foreign corrupt practices act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in South-East Asia, which may experience corruption. Our proposed activities in Asia create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

You may have difficulty enforcing judgments against us.

We are a Nevada corporation and most of our assets are and will be located outside of the United States. Almost all of our operations will be conducted in Hong Kong. In addition, our officers and directors are nationals and residents of a country other than the United States. All of their assets are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon them. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officer and director, since he is not a resident in the United States. In addition, there is uncertainty as to whether the courts of Hong Kong or other Asian countries would recognize or enforce judgments of U.S. courts.

Payment of dividends is subject to restrictions under Nevada and the PRC laws.

Under Nevada law, we may only pay dividends subject to our ability to service our debts as they become due and provided that our assets will exceed our liabilities after the dividend. Our ability to pay dividends will therefore depend on our ability to generate sufficient profits. In addition, because of the various rules applicable to our operations in China and the regulations on foreign investments as well as the applicable tax law, we may be subject to further limitations on our ability to declare and pay dividends to our shareholders.

We can give no assurance that we will declare dividends of any amounts, at any rate or at all in the future. The declaration of future dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements, general financial conditions, legal and contractual restrictions and other factors that our board of directors may deem relevant.

Risks Related to Being a Public Company

We have a limited public market for our shares of common stock and you may not be able to resell our shares at or above the price you paid, or at all.

There is a limited public market for our common stock in the OTC Market. We cannot assure you that an active public market for our common stock will develop or that the market price of our shares will not decline below the public offering price. The public offering price of our shares may not be indicative of prices that will prevail in the trading market following the offering.

Together, our Chief Executive Officer, Mr. Lee Chong Kuang, and our Chief Financial Officer, Mr. Loke Che Chan Gilbert, own a large percentage of our outstanding stock and could significantly influence the outcome of our corporate matters.

Mr. Lee Chong Kuang, our CEO, beneficially owns 47.91% of our outstanding shares of common stock, and Mr. Loke Che Chan Gilbert, our CFO, beneficially owns 44.76% of our outstanding shares of common stock. As a result, Messrs. Lee and Loke are able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit the other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Future sales of substantial amounts of the shares of common stock by existing shareholders could adversely affect the price of our common stock.

If our existing shareholders sell substantial amounts of the shares, the market price of our common stock could fall. Such sales by our existing shareholders might make it more difficult for us to issue new equity or equity-related securities in the future at a time and place we deem appropriate.

The market price of our shares is likely to be highly volatile and subject to wide fluctuations in response to factors such as:

●	variations in our actual and perceived operating results;

●	news regarding gains or losses of customers or partners by us or our competitors;

●	news regarding gains or losses of key personnel by us or our competitors;

●	announcements of competitive developments, acquisitions or strategic alliances in our industry by us or our competitors;

●	changes in earnings estimates or buy/sell recommendations by financial analysts;

●	potential litigation;

●	general market conditions or other developments affecting us or our industry; and

●	the operating and stock price performance of other companies, other industries and other events or factors beyond our control.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the shares

In the event that our shares are traded, they may trade under $5.00 per share and thus will be a penny stock. Trading in penny stocks has many restrictions and these restrictions could severely affect the price and liquidity of our shares.

In the event that our shares are traded, and our stock trades below $5.00 per share, our stock would be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established Members and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

We do not anticipate paying cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future. Presently, we intend to retain all of our earnings, if any, to finance development and expansion of our business. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.

Future issuances of capital stock may depress the trading price of our common stock.

Any issuance of shares of our common stock after this offering could dilute the interests of our existing stockholders and could substantially decrease the trading price of our common stock. We may issue additional shares of common stock in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions). Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at Suite 2201, 22/F, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong. In July 2016, we renewed our operating lease for an additional two years with a monthly payment of approximately $8,768.The Company owns the following properties which are currently used for investment purposes:

Location	Owner	Use

B-7-5, North Point Office~Mid Valley City, No. 1, Medan Syed Putra Utara~59200 Kuala Lumpur, Malaysia	Greenpro Resources Sdn. Bhd.	Office Building

D-07-06 and D-07-07~Skypark @ One City Jalan USJ 25.1~47650 Subang Jaya, Selangor, Malaysia	Greenpro Resources Sdn. Bhd.	Investment for rental and capital gains

14/F, Wang Cheung Industrial Building, 6 Tsing Yeung Circle- Tuen Mun, N.T., Hong Kong	Forward Win International Limited	Investment for rental and capital gains

6/F, Block A, Wah Tat Industrial Centre . No. 8 Wah Sing Street, Kwai Chung, Kowloon, Hong Kong	Chief Billion Limited	Investment for capital gains

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

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, we know of no material pending legal proceedings against to which we or any of our subsidiaries is a party or of which any of our property is the subject. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. From time to time, we may be subject to various claims, legal actions and regulatory proceedings arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCQB under the trading symbol “GRNQ.” Our common stock did not trade prior to July 9, 2015.

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2016	High Bid	Low Bid
First Quarter	$5.25	$5.20
Second Quarter	$5.25	$5.20
Third Quarter	$5.70	$5.20
Fourth Quarter	$5.70	$5.70

Fiscal Year 2015	High Bid		Low Bid
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter		$11.00		$0.35
Fourth Quarter		$5.25		$2.35

*     The Company’s common stock did not trade until July 9, 2015.

Holders

As of March 27, 2017, we had 52,865,843 shares of our common stock issued and outstanding. There were approximately 225 record holders of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2016 and 2015, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Annual Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of thisAnnual Report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this Annual Report on Form 10-K.

Company Overview

Greenpro Capital Corp. (the “Company” or “Greenpro”), was incorporated in the State of Nevada on July 19, 2013 with a fiscal year end of December 31. Our business and registered office is located at Suite 2201, 22/F., Malaysia Building 50 Gloucester Road, Wanchai, Hong Kong. We provide cross-border business solutions and accounting outsourcing services to small and mid-size businesses located in Asia, with an initial focus on Hong Kong, Malaysia and China.

Greenpro provides a range of services as a package solution (the “Package Solution”) to our clients and we believe that our clients can reduce their business costs and improve their revenues.

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. One of our venture capital business segments is focused on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods, which will include education and support services, and (2) searching the investment opportunities in selected start-up and high growth companies, which can generate exponential return to the Company. Our venture capital business is focused on companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand, and Singapore. Another one of our venture capital business segments is focused on rental activities of commercial properties, the sale of investment properties.

As of January 15, 2015, our common stock has been quoted and traded in the over-the-counter market. As of April 6, 2015, Greenpro is verified for trading on the OTCQB® Venture Marketplace.

On May 6, 2015, Greenpro with approval of a majority of the Company’s shareholders, changed its name from Greenpro, Inc. to Greenpro Capital Corp. The board of directors believed that the name change facilitate the Company’s efforts to re-brand itself to develop and enhance its business.

Effective July 21, 2015, the Board of Directors of Greenpro approved a change in the Company’s fiscal year end from October 31 to December 31. The change is intended to improve comparability with industry peers.

On July 29, 2015, Greenpro acquired its related company, Greenpro Resources Limited, which provides business consulting and advisory services and generates income through the subsidiaries of Greenpro Resources Limited. Greenpro Resources Sdn. Bhd, a wholly owned subsidiary of Greenpro Resources Limited, holds real estate in Malaysia as investment properties and generates rental income from such investments.

On July 31, 2015, Greenpro acquired 100% of the shares of A&G International Limited, Falcon Secretaries Limited, Ace Corporate Services Limited andShenzhen Falcon Financial Consulting Limited, and 60% of the shares of Yabez (Hong Kong) Company Limited. The acquisition of these companies broadened the range of our services, including, but not limited to company formation advisory services and company secretarial services.

On September 30, 2015, Greenpro acquired its related company, Greenpro Venture Capital Limited, which is an investment holding company and generates income through the subsidiaries of Greenpro Venture Capital Limited. Forward Win International Limited and Chief Billion Limited, the subsidiaries of Greenpro Venture Capital Limited, are engaged in investing and trading real estate in Hong Kong.

On October 1, 2015, Greenpro Financial Consulting Limited transferred 51% and 49% shares of Greenpro Capital Village Sdn. Bhd. (Formerly known as Greenpro Global Advisory Sdn. Bhd.) to Greenpro Holding Limited and QSC Asia Sdn Bhd respectively. This subsidiary becomes the new business arm which provides educational and support services.

On October 18, 2015, our Board of Directors (the “Board”) appointed Mr. Thanawat Lertwattanarak and Ms. Srirat Chuchottaworn to the Board. We believed that the presence of these new directors would help to develop our business in the Thailand market.

On December 30, 2015, A&G International Limited transferred 100% of its shares of Asia UBS Global Limited, a Belize Corporation, and Asia UBS Global Limited, a Hong Kong limited company, to Greenpro Resources Limited due to an internal restructuring. A&G International Limited, a holding company, was transferred to Ms Yap Pei Ling on the same date for consideration of US$1.

On March 14, 2016, the Board appointed Mr. Shum Albert, Mr Chin Kiew Kwong and Mr. Hee Chee Keong to the Board as the independent directors of the Company. On March 23, 2016, our Audit Committee was established and is comprised of three independent directors.

On December 7, 2016, the Board appointed Mr. How Kok Choong to the Board as independent director of the Company. On March 17, 2017, our Compensation Committee, and Corporate Governance and Nominating Committee were established and are comprised of two independent directors.

Liquidity and Capital Resources

As of December 31, 2016, we had working capital of $3,541,077 as compared to working capital of $2,911,967 as of December 31, 2015. The increase was due to settlement of amounts due to related parties and directors. We had total current assets of $5,323,480 consisting of cash on hand of $1,021,351 and Inventory – finished property of $3,747,732 compared to total current assets of $5,823,970 as of December 31, 2015. The decrease was due to the repayment of loan from shareholder. We had current liabilities of $1,782,403 consisting of amounts due to related parties of $1,463,386, and accounts payable and accrued liabilities of $241,789. The Company’s net loss was $222,323 and $383,772 for the years ended December 31, 2016 and 2015, respectively. The Company’s comprehensive loss was $193,928 and $299,728 for the years ended December 31, 2016 and 2015, respectively. The decrease in net loss and comprehensive loss were due to a significant increase in revenue from the service income as a result of the acquisitions in 2016.

As of December 31, 2016, a related party advanced $1,441,548 to the Company for purchasing the inventory – finished property. This loan carries no interest and probably converts into common stock in the future.

As of December 31, 2016, our long-term liabilities consist of bank loans from Standard Chartered Saadiq Berhad, with 300 monthly installments of MYR9,287 (approximately $2,840) each and will mature in May 2038, and from United Overseas Bank (Malaysia) Berhad, with 360 monthly installments of MYR5,382 (approximately $1,645) each and will mature in August 2043. The maturities of the long-term bank loans for each of the five years and thereafter following December 31, 2016 are as follows:

Year ending December 31:
2017	$13,042
2018	14,085
2019	14,762
2020	15,402
2021	16,212
Thereafter	493,668

Total	$567,171

Due to the long maturity and relatively small amount for current portion of bank loans, we believe our position does not cause the substantial doubt over going concern.

Operating activities

Net cash used in operating activities was $502,390 for the year ended December 31, 2016 as compared to net cash used in operating activities of $3,390,397 for the year ended December 31, 2015. The less operating cash was used in 2016 because there is was no purchase of inventory – finished property

The cash used in operating activities in 2016 was mainly from the net loss for the year, increase in accounts receivable and decrease in other payable and accrued liabilities. Non-cash expenses totaled $153,385 and $128,083 for the years ended December 31, 2016 and 2015, respectively, which were primarily composed of depreciation and amortization of $167,204, surrender charge on life insurance of $19,226 and share of loss on investments in unconsolidated entities of $9,007 for the year ended December 31, 2016.

The Company has incurred operating losses and used cash in its operating activities for the past two years. Cash was mainly used to acquire the inventory and repay the liabilities in 2015 and 2016 respectively. In fiscal 2015, the Company initiated and executed a plan to acquire several properties as inventory, which the Company paid the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. All properties were finished and ready for sale. In fiscal 2016, the Company suffered an increase in accounts receivable and decrease in other payable and accrued liabilities and deferred revenue, which resulted in negative operating cash flow. The increase in accounts receivable was due to pending receipt of service income, but at least half of the accounts receivable were collected after December 31, 2016. The Company’s management believes it will have an improvement in accounts receivable turnover and accounts payable turnover ratios in fiscal 2017. As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. However, there can be no assurance that the anticipated sales level will be achieved.

Investing activities

Net cash used in investing activities was $14,566 and $151,774 for the years ended December 31, 2016 and December 31, 2015 respectively.

The cash used in investing activities were mainly for the purchase of property, plant and equipment of $16,126 in 2016 and $20,846 in 2015.

Financing activities

Net cash used in financing activities was $46,162 for the years ended December 31, 2016 and net cash provided by financing activities was $4,548,865 for the years ended December 31, 2015, respectively. The cash used in financing activities was mainly resulted from the repayment of loan to shareholders and directors of $787,008 in 2016.

Below is the tabular summary of the financing activities of the Company since inception:

Date	Shares issued	Cash Proceeds from share issuance	Recipients of Shares
August 8, 2013	10,000,000	$1,000	Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert
August 31, 2014 (1)	10,000,000	$82,500	Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert
September 23, 2014 (2)	2,422,800	$605,700	Various Shareholders
July 31, 2015 (3)	9,070,000	-	Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert
August 20, 2015(4)	625,000	$500,000	Zong Yi Holding Co. Ltd
August 21, 2015(5)	500,000	$500,000	Mr. Thanawat Lertwattanarak and Ms. Srirat Chuchottaworn
August 31, 2015(6)	1,171,000	$1,171,000	Mr. Thanawat Lertwattanarak and Ms. Srirat Chuchottaworn
September 30, 2015 (7)	4,408,371	-	Various Shareholders
September 30, 2015 (8)	13,260,000	-	Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert
October 19, 2015(9)	96,270	$144,405	Various Shareholders
December 31, 2015(10)	410,314	$615,471	Two shareholders
May 20, 2016 (11)	257,500	$412,000	Three shareholders
December 7, 2016 (12)	27,700	$49,860	Dato Seri Dr. How Kok Choong
December 27, 2016 (13)	138,804	$249,847	Two shareholders

1.	The Company issued 10,000,000 restricted common shares at a conversion price of $0.00825 per share to our Chief Executive Officer, Lee Chong Kuang and our Chief Financial Officer, Loke Che Chan, Gilbert for conversion of two 8% Convertible Promissory Notes.

2.	The Company completed a public offering whereby it sold 2,000,000 restricted common shares at $0.25 per share for total gross proceeds of $500,000; and the Company also completed a private placement where it totally issued 422,800 common shares at $0.25 per share to three investors for $105,700 pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

3.	The Company issued 9,070,000 restricted common shares at a price of $0.35 per share and paid US$25,500 in cash, representing an aggregate purchase price of $3,200,000, for the acquisition of an affiliate of the Company, Greenpro Resources Limited, which was wholly owned by our directors Lee Chong Kuang and Loke Che Chan, Gilbert.

4.	The Company completed the sale of 625,000 shares of our restricted common stock at a price of $0.80 per share for aggregate gross proceeds of $500,000 in a private placement to Zong Yi Holding Co. Ltd.

5.	The Company completed the sale of 500,000 shares of our restricted common stock at a price of $1.00 per share for aggregate gross proceeds of $500,000 in a private placement to Thanawat Lertwattanarak and Srirat Chuchottaworn.

6.	The Company issued 1,171,000 restricted common shares at a conversion price of $1.00 per share to our shareholders, Thanawat Lertwattanarak and Srirat Chuchottaworn for the conversion of two 8% Convertible Promissory Notes. (Cash amount of $111,000 was received in 2014.)

7.	The Company issued 1,842,000 restricted common shares at a price of $0.52 per share, representing an aggregate purchase price of $957,840, for the acquisition of A&G International Limited, which was wholly owned by Yap Pei Ling, the spouse of our director Lee Chong Kuang. The Company issued 2,080,200 restricted common shares at a price of $0.52 per share, representing an aggregate purchase price of $1,081,704, for the acquisition of Falcon Secretaries Limited, Ace Corporation Services Limited and Shenzhen Falcon Financial Consulting Limited, which were wholly owned by Chen Yan Hong, a director and legal representative of Greenpro Management Consultancy (Shenzhen) Limited, a subsidiary of the Company. The Company issued 486,171 restricted common shares at a price of $0.52 per share, representing an aggregate purchase price of $252,808, for the acquisition of 60% of the issued and outstanding securities of Yabez (Hong Kong) Company Limited.

8.	The Company issued 13,260,000 restricted common shares at a price of $0.6 per share and paid US$6,000 in cash, representing an aggregate purchase price of $7,962,000, for acquiring an affiliate of the Company, Greenpro Venture Capital Limited, which was wholly owned by our directors Lee Chong Kuang and Loke Che Chan Gilbert.

9.	The Company completed the sale of 96,270 shares of our restricted common stock at a price of $1.50 per share for aggregate gross proceeds of $144,405 in a private placement to certain investors.

10.	The Company completed the sale of 410,314 shares of our restricted common stock at a price of $1.50 per share for aggregate gross proceeds of $615,471 in a private placement to Dongjia Holdings Limited and Fortune Wealth (Asia) Limited.

11.	The Company completed the sale of 257,500 shares of our restricted common stock at a price of $1.60 per share for aggregate gross proceeds of $412,000 in a private placement to Fortune Wealth (Asia) Limited, Bosy Consultancy Sdn Bhd and Dongjia Holdings Limited.

12.	The Company completed the sale of 27,700 shares of our restricted common stock at a price of $1.80 per share for aggregate gross proceeds of $49,860 in a private placement to Dato Seri Dr. How Kok Choong.

13.	The Company completed the sale of 138,804 shares of our restricted common stock at a price of $1.80 per share for aggregate gross proceeds of $249,847 in a private placement to Dongjia Holdings Limited and Fortune Wealth (Asia) Limited.

As of December 31, 2016, the Company had cash on hand of $1,021,351 and expects to be able to maintain its basic operating requirements for approximately twelve months and to meet its current obligations.

As of December 31, 2016, there were 52,387,759 shares of Common Stock issued and outstanding.

Subsequent to March 21, 2017, the Company received $916,183.6 by issuing 478,084 common stocks to several investor. The proceeds went into the working capital of the Company.

Results of Operation

During the year ended December 31, 2016, we operated in three regions: Hong Kong, Malaysia and China. We derived income from rental activities of our commercial properties, the sale of our investment properties and the provision of services. A table further describing our revenue and cost of revenues is set forth below:

	Year ended December 31,
	2016	2015
REVENUES, NET
- Rental income	$100,143	$51,464
- Sale of properties	-	1,637,548
- Service income
Related parties	222,493	243,916
Unrelated parties	2,453,799	1,013,236
Total revenues	2,776,435	2,946,164

COST OF REVENUES
- Cost of rental	(48,914)	(38,354)
- Cost of properties sold		(1,308,205)
- Cost of service	(997,401)	(506,306)
Total cost of revenues	(1,046,315)	(1,852,865)

GROSS PROFIT	1,730,120	1,093,299

OPERATING EXPENSES:
General and administrative	(1,869,494)	(1,382,424)

(LOSS) FROM OPERATIONS	(139,374)	(289,125)

Revenues, net

Total revenue was $2,776,435 and $2,946,164 for the year ended December 31, 2016 and December 31, 2015 respectively. The decrease was primarily due to no revenue received from the sale of properties, an increase in service income of $1,419,140 and an increase in rental income of $48,679.

Rental Income

Revenue from rental was $100,143 and $51,464 for the year ended December 31, 2016 and December 31, 2015 respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be quite stable in the near future.

Service Income

Revenue from the provision of services was $2,676,292 and $1,257,152 for the year ended December 31, 2016 and December 31, 2015, respectively. It was derived principally from the provision of business consulting and advisory services and company secretarial, accounting and financial review. We experienced an increase in service income as a result of our integration of clients as a result of our acquisitions and increased focus on high-end services.

Sale of properties

There was no revenue generated from the sale of properties for the year ended December 31, 2016. Revenue from the sale of properties was $1,637,548 for the year ended December 31, 2015, was derived from the sale of certain commercial properties located in Hong Kong. During the same period ended December 31, 2015, the Company also purchased property located at Tuen Mun, Hong Kong.

As opportunities permit, management expects to continue to purchase and sell commercial real estate in the near future. Accordingly, we expect revenue and costs attributable to the sale of properties to fluctuate on a going forward basis.

Cost of Revenues

Total cost of revenues was $1,046,315 and $1,852,865 for the years ended December 31, 2016 and December 31, 2015, respectively. The decrease was primarily attributed to the lack of activity in the real estate business in 2016.

The overall gross profit for the Company was $1,730,120 and $1,093,299 for the years ended December 31, 2016 and December 31, 2015, respectively. Gross profit as a percentage of total revenues was 62.3% and 37.1% for the same period ended December 31, 2016 and 2015, respectively. The increase was due to cost savings and no sale of properties with lower profit margin ratios.

Cost of rental

Cost of revenue on rental was $48,914 and $38,354 for the years ended December 31, 2016 and December 31, 2015, respectively. It includes the costs associated with government rent and rates, repairs and maintenance, property insurance, depreciation and other related administrative costs.

Cost of service

Costs of revenue on provision of services was $997,401 and 506,306 for the years ended December 31, 2016 and December 31, 2015, respectively. It primarily consists of employee compensation and related payroll benefits, company formation cost and other professional fees. We expect the increase in the cost of service to be aligned with an increase in service income.

Cost of properties sold

Cost of revenue on properties sold was $1,308,205 for the year ended December 31, 2015. It primarily consisted of the purchase price of property located at Tuen Mun, Hong Kong, legal fees, improvement costs to the building structure, and other acquisition costs.

As opportunities permit, management expects to continue to purchase and sell commercial real estate in the near future. Accordingly, we expect revenue and costs attributable to the sale of properties to fluctuate on a going forward basis.

Operating Expenses

General and administrative expenses

General and administrative expenses was $1,869,494 and $1,382,424 for the years ended December 31, 2016 and December 31, 2015 respectively. The increase in general and administrative expenses was primarily due to the increase in directors’ remuneration and housing allowance, salary, office rent, professional and legal fees. We expect our G&A to continue to increase as we integrate our business acquisitions, expand our offices into Thailand and Australia, and deepen our existing businesses.

Other Incomes (Expenses)

Other incomes were $12,064 and $0 for the year ended December 31, 2016 and December 31, 2015 respectively. Other expenses were $76,405 and $52,371 for the year ended December 31, 2016 and December 31, 2015 respectively. The increase was primarily due to the interest expense paid to a shareholder for the loan advance and bank loan borrowed by our subsidiary in Malaysia.

Attributable to non-controlling interest

The Company records income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of consolidated subsidiaries. As of December 31, 2016, the Company holds 60% shareholding of Forward Win International Limited and attributed a net income of $2,313 to the non-controlling interest of Forward Win International Limited for the year ended December 31, 2016. As of December 31, 2016, the Company holds 60% shareholding of Yabez (Hong Kong) Company Limited and attributed a net income of $2,688 to the non-controlling interest of Yabez (Hong Kong) Company Limited for the year ended December 31, 2016. As of December 31, 2016, the Company holds 51% shareholding of Greenpro Capital Village Sdn Bhd and attributed a net income of $7,262 to the non-controlling interest of Greenpro Capital Village Sdn Bhd for the year ended December 31, 2016. As of December 31, 2016, the Company holds 60% shareholding of Greenpro Wealthon Sdn Bhd and attributed a net loss of $1,114 to the non-controlling interest of Greenpro Wealthon Sdn Bhd for the year ended December 31, 2016.

Net Loss

The net loss was $222,323 and $383,772 for the year ended December 31, 2016 and December 31, 2015 respectively. The decrease in net loss is due to the cost control and increase in services income.

Other than as disclosed elsewhere in this annual report, we are not aware of any trends, uncertainties, demands, commitments or events for the year ended December 31, 2016 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2016.

Contractual Obligations

As of December 31, 2016, the Company leases an office in Hong Kong under a non-cancellable operating lease that expires in August 2018. The lease, which covers a term of two years, generally provides for renewal options at specified rental amounts. The Company’s subsidiaries lease certain office premises in the PRC under a non-cancellable operating lease that expire in December 2017. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts.

Related Party Transaction

Related party transaction amounted of $222,493 and $243,916 for the year ended December 31, 2016 and December 31, 2015 respectively in business consulting and advisory income.

Our related parties are those companies where Greenpro Venture Capital Limited owns certain percentage of their company shares. One related party is under common control of Mr. Loke Che Chan, Gilbert, director of the Company. One related party is under common control of Ms. Chen Yanhong, one of the subsidiaries’ directors of the Company. One related party is under common control of Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert, the directors of the Company. All of these related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or US GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

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

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed (none as of December 31, 2016), and projected margin on future unit sales. The Company pays particular attention to discern if inventory is moving at a slower than expected pace or where margins are trending downward.

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

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trade marks registered in Hong Kong, the PRC, and Malaysia, which are amortized on a straight-line basis over a useful life of ten year. Intangible assets acquired in business combinations are provisionally considered customer lists amortized on a straight-line basis over a useful life of five year.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2016 and 2015.

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

In assessing the fair value of goodwill, we first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If, after completing our qualitative assessment, we determine that it is more likely than not that the carrying value exceeds estimated fair value, we compare the fair value to our carrying value (including goodwill). If the estimated fair value is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value, resulting in goodwill impairment.

The qualitative analysis included assessing the impact of changes in certain factors including: (1) changes in the overall economy, our market share and market interest rates (2) changes in forecasted operating results and a comparison of actual results to projections, (3) changes in the industry or our competitive environment since the acquisition date.

Based on our qualitative assessment performed during the fourth quarter of 2016, we concluded that it was more likely than not that the estimated fair values of our reporting units exceeded their carrying values as of December 31, 2016 and, therefore, determined it was not necessary to perform the two-step goodwill impairment test.

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

Furthermore, significant judgment is required in evaluating our tax positions. In the ordinary course of business, there are many transactions and calculations for which the ultimate tax settlement is uncertain. As a result, we recognize the effect of this uncertainty on our tax attributes based on our estimates of the eventual outcome. These effects are recognized when, despite our belief that our tax return positions are supportable, we believe that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. The Company conducts major businesses in Hong Kong, Malaysia and China and is subject to tax in its own jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities. Such returns are subject to audit by the various foreign taxing authorities, who may disagree with respect to our tax positions. We believe that our consideration is adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. We review and update our estimates in light of changing facts and circumstances, such as the closing of a tax audit, the lapse of a statute of limitations or a change in estimate. To the extent that the final tax outcome of these matters differs from our expectations, such differences may impact income tax expense in the period in which such determination is made. The eventual impact on our income tax expense depends in part if we still have a valuation allowance recorded against our deferred tax assets in the period that such determination is made.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosure with respect to the change in our accountants required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2016.  As previously disclosed, there were no disagreements or any reportable events to disclose.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) ineffective controls over period end financial disclosure and reporting processes; and (3) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2016.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We have increased our personnel resources and technical accounting expertise within the accounting function, however, we should continue to hire one or more personnel for the function due to turnover. We will create a position to segregate duties consistent with control objectives. We also plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions. We plan to test our updated controls and remediate our deficiencies in the year 2017.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers and directors as of the date of this Annual Report.

Name	Age	Positions and Offices

Lee Chong Kuang	43	President, Chief Executive Officer, Chairman of the Board

Loke Che Chan, Gilbert	61	Chief Financial Officer, Secretary, Treasurer, Director

Srirat Chuchottaworn	48	Director

Hee Chee Keong (1)	45	Director

Shum Albert (1)(2)(3)	57	Director

Chin Kiew Kwong (1)(2)(3)	45	Director

How Kok Choong	53	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

Lee Chong Kuang, age 43, has served as our Chief Executive Officer, President and Chairman of the Board since July 19, 2013. From 2003 until January 30, 2015, Mr. Lee served as a director of Asia UBS Global Ltd, a Hong Kong company, which he founded in 2003. He served as director, Chief Financial Officer and Treasurer of Odenza Corp. (ODZA: OTCQB) since February 4, 2013. He also served as the Chief Financial Officer and director of Moxian Corporation since October 5, 2012. The registration of Moxian Corporation was revoked on December 24, 2014. From 1997 to 2000, Mr. Lee worked at K. Y. Ho & Co, Chartered Accountants. He began his professional career with Siva Tan & Co., a Chartered Accountant firm in Malaysia in 1995 where he remained until 1997. As a qualified member of the ACCA and Malaysia Institute of Accountants, Mr. Lee earned his professional qualification from the Hong Kong Institute of Certified Public Accountants and extended his professional services covering accounting, tax, corporate structuring planning with special focus in cross-border client nature, in addition to his accounting software businesses. Mr. Lee established the Cross Border Business Association (CBBA) – a NGO (Non-Government Organization) established under Hong Kong Society Act - to provide information and professional advice in Cross Border Business for its investment members. For the Cross Border Investment especially in the mining resources companies which are growing fast since 2011, Mr. Lee continues to support its clients by using cloud platform to strengthen its clientele through the use of technology advancement and models such as SaaS, PaaS, etc., for accounting and management solution purposes. Mr. Lee brings to the Board of Directors business leadership, corporate strategy and accounting and financial expertise.

Loke Che Chan, Gilbert, age 61, has served as our Chief Financial Officer, Treasurer and Director since inception on July 19, 2013. Mr. Loke has extensive knowledge in accounting and has been an accountant for more than 30 years. He was trained and qualified with UHY (formerly known as Hacker Young), Chartered Accountants, one of the large accounting firms based in London, England between 1980 and 1988. His extensive experience in auditing, accounting, taxation, SOX compliance and corporate listing has prompted him to specialize in corporate advisory, risk management and internal controls serving those small medium-sized enterprises. From September 1999 until June 2013, Mr. Loke served as an adjunct lecturer in ACCA P3 Business Analysis at HKU SPACE (HKU School of Professional and Continuing Education), which is an extension of the University of Hong Kong and provides professional and continuing education. Mr. Loke worked as an independent, non-executive director of ZMay Holdings Limited, a public company listed on the Hong Kong Stock Exchange from January 2008 to July 2008 and as Chief Financial Officer for Asia Properties Inc. from May 31, 2011 to March 28, 2012 and Sino Bioenergy Inc., with both companies listed on the OTC Markets in the US, from 2011 to 2012. Mr. Loke has served as the Chief Executive Officer and a director of Greenpro Resources Corporation since October 16, 2012. He has also served the Chief Executive Officer and a director of Moxian Corporation since October 5, 2012. The registrations of Moxian Corporation and Greenpro Resources were revoked on December 24, 2014. Mr. Loke has served as an independent director of Odenza Corp. (ODZA: OTCQB) from February 4, 2013 to May 28, 2015. He has also served as the Chief Financial Officer, Secretary, Treasurer, and a director of CGN Nanotech, Inc. since September 4, 2014. Mr. Loke earned his degree of MBA from Bulacan State University, Philippines, and earned his professional accountancy qualifications from the ACCA, AIA and HKICPA. He also earned other professional qualifications from the HKICS, ICSA as Chartered Secretary, FPAM - Malaysia as Certified Financial Planner and ATIHK as tax adviser in Hong Kong. Mr. Loke brings to the Board of Directors accounting and financial expertise and business leadership.

Srirat Chuchottaworn, age 48, joined us as our Director on October 18, 2015. Ms. Chuchottaworn has more than 20 years in the IT and consulting business. In 1997, she has become an SAP consultant for finance and controlling (FI/CO) and held a certificate of FI/CO.. In 2004, she found I AM Group and has been the group director since then. She is an experienced project manager and holds multiple SAP certifications. She obtained a Bachelor Degree in Engineer from the King Monkut’s Institute of Technology Ladkrabang and Master of Science in Information Technology from the Chulalongkorn University. Ms. Chuchottaworn brings to the Board of Directors business leadership and experience and familiarity with conducting business in Thailand.

Hee Chee Keong, age 45, joined us as a Director of the Company on March 14, 2016. From June 2014 to October 2015, Mr. Hee served as the Chief Financial Officer of Galasys Plc. From June 2013 to September 2014, he served as the Chief Financial Officer of Apple Green Holding, Inc. (formerly called Blue Sun Media, Inc). Mr. Hee was the Finance Director and Non-Independent & Non-Executive Director at NetX Holdings Berhad (known as Global Soft Berhad) from November 2004 to January 2009 and January 2009 to June 2013, respectively. Mr. Hee is a Chartered Accountant of the Malaysian Institute of Accountants (MIA) and a fellow member of Association of Chartered Certified Accountants (FCCA). He has more than 18 years of working experience in both private and public companies. Mr. Hee has also worked as the Group Accountant and Principal Accounting Officer in his career. During the course of his career, Mr. Hee was involved in various industries, including accounting, information technology, manufacturing, trading, property, construction, leisure and entertainment. He has hands-on experience with the due diligence process, IPOs, issuance of warrants, corporate and debt restructuring in different fields and industries especially in accounting and finance. He brings to the Board of Directors deep finance, audit and business experience. Mr. Hee serves as an independent director and the chairman of audit committee.

Shum Albert, age 57, joined us as a Director of the Company on March 14, 2016. Mr. Shum is a certified Project Management Practitioner with over 30 years of experience in leading projects and people, implementing and overseeing technology programs, and administering all facets of technology initiatives. Mr. Shum has served as the Global Head of IT (ADM) in the Intertrust Group since May 2010, where he was responsible for leading the delivery of core information technology services through a global team to business units across more than twenty jurisdictions. Mr. Shum was fully accountable for the implementation of professional and effective solutions to ensure that the underlying functions, coupled with effective internal controls and worked together with the business to achieve its overall strategy across all locations. Prior to that time, Mr. Shum served as the Chief Information Officer in the South China Morning Post Group from January 2007 to March 2010 and the Regional CIO for Schindler Group from October 2000 to December 2006. Mr. Shum holds a Bachelor Degree of Business Administration from Pacific States University, USA, a Diploma in Computer Science from the Computer Learning Institute, USA and had attended program for Executive Development at IMD business school in Lausanne, Switzerland. Mr. Shum brings to the Board of Directors his wide experience in internal controls and information technology.

Chin Kiew Kwong, age 45, joined us as a Director of the Company on March 14, 2016. Mr. Chin has served as a Group Agency Manager at Public Mutual Berhad since 2005, a company listed on the Bursa, Stock Exchange of Malaysia which is a provider of private unit trust company and private retirement scheme (PRS) in Malaysia. He is a project leader and marketing expert in leading more than 100 unit trust consultants for the past 10 years. He was frequently awarded by the Great Eastern Assurance from 1997 to 2004 and Public Mutual Berhad Achievement since 2005. Mr. Chin was a Post graduate in computer studies from Informatics College, Kuala Lumpur in 1993. He is also a Certified NLP Practitioner and has vast experience in the fields of IT services, finance and unit trust since 1991. Mr. Chin brings to the Board of Directors his broad business and management experience.

How Kok Choong, age 53, joined us as a Director of the Company on December 7, 2016. Mr. How earned Master and Doctorate in Business Administrative from Newport University, USA. He is also a Fellow Member of Chartered Institute of Management in UK and a Fellow Member of Canadian Chartered Institute of Business Administration in Canada. Mr. How has extensive knowledge in business management for more than 20 years. Since 1993, Mr. How has served as CEO of San Hin Group which is a strong group of companies ranging from property development, civil & building construction, machinery & transportation, ready mixed concrete and shopping complex management in Malaysia. Since 1994, he has also served as managing director of Wawasan Saga, Kota Kinabalu which is a shopping complex with hotel at the heart of Kota Kinabalu, Malaysia. Since 1997, he has served as a group CEO of Tang Dynasty Hotel Group which is the largest chain hotel in Sabah, Malaysia. In 2004, Mr. How started to work as Global president of AGAPE Superior Living International Group which is a leading health and wellness company in nine countries. Since 2010, he has worked as president of TH3 Holdings Sdn Bhd which specializes in IT, academy, online education, mobile App, e-Commerce and digital marketing. In Malaysia, he received Outstanding Asian Community Contribution Award in 2011, Malaysia Top Team 50 Enterprise Award in 2011, The Contributor Award (Medical and Health Research) in 2012, “Man of The Year” in Worldwide Excellence Award in 2015 and “Man of The Year” in McMillan Global Award in 2016. Mr. How brings to the Board of Directors his business leadership and experience in wide range of industries.

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

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms. Officers are elected by, and serve at the discretion of, the board of directors. Our board of directors shall hold meetings on at least a quarterly basis.

The board of directors has determined to comply with the NASDAQ Listing Rules with respect to certain corporate governance matters. As a smaller reporting company, under the NASDAQ rules we are only required to maintain a board of directors comprised of at least 50% independent directors, and an audit committee of at least two members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934.

Director Independence

The Board of Directors has reviewed the independence of our directors, applying the NASDAQ independence standards. Based on this review, the Board of Directors determined that each of Hee Chee Keong , Shum Albert, Chin Kiew Kwong, Srirat Chuchottaworn and How Kok Choong are independent within the meaning of the NASDAQ rules. In making this determination, our Board of Directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board of Directors deemed relevant in determining their independence. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

Board Committees

Our Board of Directors established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our Board of Directors has adopted written charters for each of these committees. Upon completion of this offering, copies of the charters will be available on our website. Our Board of Directors may establish other committees as it deems necessary or appropriate from time to time.

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

According to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of NASDAQ, NYSE AMEX or such other exchange on which the Company’s common stock is traded (NASDAQ if the Company’s common stock is traded on the OTCBB), and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). We do not have a website containing a copy of the Audit Committee Charter. The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

●	Oversee the Company’s accounting and financial reporting processes;

●	Oversee audits of the Company’s financial statements;

●	Discuss policies with respect to risk assessment and risk management, and discuss the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;

●	Review and discuss with management the Company’s audited financial statements and review with management and the Company’s independent registered public accounting firm the Company’s financial statements prior to the filing with the SEC of any report containing such financial statements.

●	Recommend to the Board that the Company’s audited financial statements be included in its annual report on Form 10-K for the last fiscal year;

●	Meet separately, periodically, with management, with the Company’s internal auditors (or other personnel responsible for the internal audit function) and with the Company’s independent registered public accounting firm;

●	Be directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged to prepare or issue an audit report for the Company;

●	Take, or recommend that the Board take, appropriate action to oversee and ensure the independence of the Company’s independent registered public accounting firm; and

●	Review major changes to the Company’s auditing and accounting principles and practices as suggested by the Company’s independent registered public accounting firm, internal auditors or management

Compensation Committee

The Compensation Committee will be responsible for, among other matters:

●	reviewing and approving, or recommending to the board of directors to approve the compensation of our CEO and other executive officers and directors reviewing key employee compensation goals, policies, plans and programs;

●	administering incentive and equity-based compensation;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	appointing and overseeing any compensation consultants or advisors.

Our Compensation Committee was established on March 17, 2017 and currently consists of Mr. Chin Kiew Kwong and Mr. Shum Albert and Mr. Chin Kiew Kwong serves as chair of the Compensation Committee. Our Board of Directors has affirmatively determined that each of the members of the Compensation Committee meets the definition of “independent director” for purposes of serving on an Compensation Committee under NASDAQ rules.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee will be responsible for, among other matters:

●	selecting or recommending for selection candidates for directorships;

●	evaluating the independence of directors and director nominees;

●	reviewing and making recommendations regarding the structure and composition of our board and the board committees;

●	developing and recommending to the board corporate governance principles and practices;

●	reviewing and monitoring the Company’s Code of Business Conduct and Ethics; and

●	overseeing the evaluation of the Company’s management

Our Corporate Governance and Nominating Committee was established on March 17, 2017 and currently consists of Mr. Shum Albert and Mr. Chin Kiew Kwong and Mr. Shum Albert serves as chair of the Corporate Governance and Nominating Committee. Our Board of Directors has affirmatively determined that each of the members of the Corporate Governance and Nominating Committee meet the definition of “independent director” for purposes of serving on a Nominating Committee under NASDAQ rules.

Board Leadership Structure and Role in Risk Oversight

Mr. Lee Chong Kuang holds the positions of chief executive officer and chairman of the Board of the Company. The Board believes that Mr. Lee’s services as both chief executive officer and chairman of the Board is in the best interest of the Company and its shareholders. Mr. Lee possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company in its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters relating to the business of the Company. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

The Board has not designated a lead director. Given the limited number of directors comprising the Board, the independent directors call and plan their executive sessions collaboratively and, between meetings of the Board, communicate with management and one another directly. Under these circumstances, the directors believe designating a lead director to take on responsibility for functions in which they all currently participate might detract from rather than enhance performance of their responsibilities as directors.

Management is responsible for assessing and managing risk, subject to oversight by the Board of Directors. The Board oversees our risk management policies and risk appetite, including operational risks and risks relating to our business strategy and transactions. Various committees of the Board assist the Board in this oversight responsibility in their respective areas of expertise.

●	The Audit Committee assists the Board with the oversight of our financial reporting, independent auditors and internal controls. It is charged with identifying any flaws in business management and recommending remedies, detecting fraud risks and implementing anti-fraud measures. The audit committee further discusses Greenpro policies with respect to risk assessment and management with respect to financial reporting.

●	The Compensation Committee oversees compensation, retention, succession and other human resources-related issues and risks.

●	The Corporate Governance and Nominating Committee overviews risks relating to our governance policies and initiatives.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. The code of ethics is available on the Company’s website at www.greenprocapital.com and has been incorporated by reference as Exhibit 14.1 to this Annual Report.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2016, except as follows: Mr. How Kok Choong was late in filing his Form 3.

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation paid during the year ended December 31, 2016 and 2015 to our principal executive officer and principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this annual report.

Name and Principal Position	Year	Salary ($)	Total ($)
Lee Chong Kuang	2016	180,000	180,000
Chief Executive Officer and President	2015	155,000	155,000

Loke Che Chan, Gilbert	2016	180,000	180,000
Chief Financial Officer, Treasurer and Secretary	2015	155,000	155,000

Employment Agreements

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

Messrs. Loke and Lee are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf. The employment agreements also contain normal and customary terms relating to confidentiality, indemnification, nonsolicitation and ownership of intellectual property

Outstanding Equity Awards At Fiscal Year-End

None.

Director Compensation

During our fiscal year ended December 31, 2016, we did not provide compensation to our executive directors, Lee Chong Kuang and Loke Che Chan Gilbert. However, we have provided $500 per month as compensation to our independent directors, including Hee Chee Keong, Shum Albert and Chin Kiew Kwong, who are in the audit committee.

We currently have no plan for compensating our executive directors for their services in their capacity as directors, although we may elect to issue stock options or provide cash compensation to such persons from time to time in the future. However, we are compensating the independent directors who are serving in the audit committee. These independent directors in the audit committee are entitled to the reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2017, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock or series a common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within sixty (60) days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one (1) person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within sixty (60) days, by the sum of the number of shares outstanding as of such date. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Number of Shares
Name of Beneficial Owner(1)	Beneficially Owned(2)

Officers and Directors

Lee Chong Kuang(3)(5) President, Chief Executive Officer and Director	25,331,400

Loke Che Chan, Gilbert(4)(5) Chief Financial Officer and Director	23,665,000

Greenpro Talents Ltd.(5)	5,000,000

Srirat Chuchottaworn Director	1,221,500

Hee Chee Keong Director	0

Shum Albert Director	0

Chin Kiew Kwong Director	0

How Kok Choong Director	27,700

All officers and directors as a group (8 persons named above)	45,245,600

(1)	Except as otherwise set forth below, the address of each beneficial owner is Suite 2201, 22/F, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong
(2)	Based on shares of common stock outstanding as of March 27, 2017, together with securities exercisable or convertible into shares of common stock within 60 days of March 27, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 27, 2017, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Represents 18,665,000 shares held directly by Mr. Lee Chong Kuang, 1,666,400 shares held by his spouse Yap Pei Ling, and 5,000,000 shares held by Greenpro Talents Ltd.
(4)	Represents 18,665,000 held by Mr. Loke Che Chan and 5,000,000 shares held by Greenpro Talents Ltd.
(5)	Mr. Lee is the Chief Executive Officer, director, and 50% shareholder of Greenpro Talents Ltd. Mr. Loke is the Chief Financial Officer, director and 50% shareholder of Greenpro Talents

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

Except as set forth below, we have not been a party to any transaction since January 1, 2016, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the board of directors and the board of directors is entitled to vote on the issue.

Transactions with certain companies which Greenpro Venture Capital Limited owns certain percentage of their company shares.

Related party transaction amounted to $222,493 and $243,916 for the years ended December 31, 2016 and December 31, 2015, respectively, as a result of the payment of business consulting and advisory income.

Our related party transactions mainly arise from the companies which Greenpro Venture Capital Limited, our subsidiary, holds equity in them, but without common directors and officers in control among Greenpro and those companies. Those companies are stated in page 11 of this Form 10-K. All of these related party transactions are generally transacted on an arm-length basis at the current market value in the normal course of business.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2016 and 2015.

ACCOUNTING FEES AND SERVICES	2016	2015

Audit fees	$100,000	$50,000
Audit-related fees	-	-
Tax fees	$-	$-
All other fees	-	-

Total	$100,000	$50,000

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Greenpro Capital Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015	F-3

Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2016 and December 31, 2015	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2016 and 2015	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2016 and December 31, 2015	F-6

Notes to Consolidated Financial Statements	F-7 – F-29

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (3)
3.2	Bylaws, as amended (5)
4.1	Form of common stock certificate (5)
10.1	Employment Contract dated August 28, 2014, by and between the Company and Loke Che Chan, Gilbert (1)
10.2	Employment Contract dated August 28, 2014, by and between the Company and Lee Chong Kuang (1)
10.3	Letter of offer of Malaysia Office- One City D-07-06 (2)
10.4	Letter of offer of Malaysia Office- One City D-07-07 (2)
14.1	Code of Ethics (4)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*
32.1	Section 1350 Certification of principal executive officer*
32.2	Section 1350 Certification of principal financial officer and principal accounting officer*
99.1	Charter of the Audit Committee (2)
99.2	Audit Committee Pre-Approval Procedures (2)
99.3	Charter of the Compensation Committee*
99.4	Charter of the Corporate Governance and Nominating Committee*

*Filed herewith

(1) Management Contract or Compensatory Agreement. Filed as an exhibit to the Company’s Form 8-K/A filed with the SEC on September 30, 2015 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016

(3) Previously filed as an exhibit to the Company’s Form 8-k filed with SEC on May 7, 2015

(4) Incorporated by reference from Form S-1 registration statement filed with the Securities and Exchange Commission on January 27, 2014.

(5) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenpro Capital Cp.

By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee Chong Kuang	Chairman, President and Chief Executive Officer	March 27, 2017
Lee Chong Kuang	(Principal Executive Officer)

/s/ Loke Che Chan, Gilbert	Chief Financial Officer	March 27, 2017
Loke Che Chan, Gilbert	(Principal Financial and Accounting Officer)

/s/ Srirat Chuchottaworn	Director	March 27, 2017
Srirat Chuchottaworn

/s/ Hee Chee Keong	Director	March 27, 2017
Hee Chee Keong

/s/ Shum Albert	Director	March 27, 2017
Shum Albert

/s/ Chin Kiew Kwong	Director	March 27, 2017
Chin Kiew Kwong

/s/ How Kok Choong	Director	March 27, 2017
How Kok Choong

GREENPRO CAPITAL CORP. Consolidated Financial Statements For The Years Ended December 31, 2016 And 2015 (With Report of Independent Registered Public Accounting Firm Thereon)

GREENPRO CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Greenpro Capital Corp.

Suite 2201, 22/F., Malaysia Building,

50 Gloucester Road, Wanchai, Hong Kong

We have audited the accompanying consolidated balance sheets of Greenpro Capital Corp. (the “Company”) as of December 31, 2016 and December 31, 2015, and their related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP
Newport Beach, California
March 27, 2017

GREENPRO CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,021,351	$1,587,861
Accounts receivable	439,217	186,162
Inventory – finished property	3,747,732	3,746,977
Amounts due from related companies	30,215	69,568
Prepayments and other receivables	84,965	233,402
Total current assets	5,323,480	5,823,970

Non-current assets:
Investment Property, net	1,014,289	1,030,009
Plant and equipment, net	38,531	48,471
Cash surrender value of life insurance, net	56,058	36,832
Investments in unconsolidated entities	52,195	62,773
Intangible assets, net	472,320	663,995
Goodwill	1,472,729	1,402,316
Total non-current assets	3,106,122	3,244,396
TOTAL ASSETS	$8,429,602	$9,068,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$241,789	$433,350
Deferred revenue	-	174,547
Amounts due to related parties	1,463,386	2,101,715
Amounts due to directors	46,109	180,793
Current portion of long-term bank loans	13,042	13,610
Income tax payable	18,077	7,988
Total current liabilities	1,782,403	2,912,003

Non-current liabilities
Long-term bank loans	554,128	592,318

Total liabilities	2,336,531	3,504,321

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no share issued and outstanding	$-	$-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 52,387,759 shares and 51,963,755 shares issued and outstanding as of December 31, 2016 and 2015, respectively	5,239	5,196
Additional paid in capital	6,626,958	5,915,294
Accumulated other comprehensive (loss) income	102,898	74,503
Accumulated deficit	(790,254)	(567,931)
Total Greenpro Capital Corp. stockholders’ equity	5,953,841	5,427,062
Non-controlling interest	148,230	136,983

Total stockholders’ equity	6,093,071	5,564,045

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	8,429,602	9,068,366

See accompanying notes to the consolidated financial statements.

GREENPRO CAPITAL COPR.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US”))

	Year ended December 31,
	2016	2015
REVENUES, NET
- Rental income	$100,143	$51,464
- Sale of properties	-	1,637,548
- Service income
Related parties	222,493	243,916
Unrelated parties	2,453,799	1,013,236
Total revenues	2,776,435	2,946,164

COST OF REVENUES
- Cost of rental	(48,914)	(38,354)
- Cost of properties sold		(1,308,205)
- Cost of service	(997,401)	(506,306)
Total cost of revenues	(1,046,315)	(1,852,865)

GROSS PROFIT	1,730,120	1,093,299

OPERATING EXPENSES:
General and administrative	(1,869,494)	(1,382,424)

LOSS FROM OPERATIONS	(139,374)	(289,125)

OTHER INCOMES (EXPENSES):
Other Incomes	12,064	-
Interest expense	(67,398)	(47,271)
Share of loss on investments in unconsolidated entities	(9,007)	(5,100)

LOSS BEFORE INCOME TAX AND NON-CONTROLLING INTEREST	(203,715)	(341,496)
Income tax expense	(7,459)	(7,433)
LOSS BEFORE NON-CONTROLLING INTEREST	(211,174)	(348,929)
Less: Net income attributable to non-controlling interest	(11,149)	(34,843)

NET LOSS ATTRIBUTED TO GREENPRO CAPITAL CORP. COMMON STOCKHOLDERS	(222,323)	(383,772)
Other comprehensive income:
- Foreign currency translation income	28,395	84,044
COMPREHENSIVE LOSS	$(193,928)	$(299,728)

NET LOSS PER SHARE, BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	52,125,008	46,683,170

See accompanying notes to the consolidated financial statements.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

	Common Stock		Additional	Accumulated Other		Non-
	Number of shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Controlling Interest	Total Equity
Balance as of December 31, 2014 (1)	44,752,800	$4,475	$706,921	$(9,541)	$(231,508)	$-	$470,347
Shares issued for private placement at $0.8 per share	625,000	63	499,937	-	-	-	500,000
Shares issued for private placement at $1 per share	500,000	50	499,950	-	-	-	500,000
Convertible notes exercised at a price of $1 per share	1,171,000	117	1,170,883	-	-	-	1,171,000
Shares issued for private placement at $1.5 per share	506,584	50	759,825	-	-	-	759,875
Shares issued for acquisition of A&G	1,842,000	184	(183)	-		-	1
Declared Dividend to the director of A&G(2)	-	-	-	-	(154,839)	-	(154,839)
Shares issued for acquisition of F&A(3)	2,080,200	208	1,663,952	-	-	-	1,664,160
Shares issued for acquisition of Yabez(3)	486,171	49	388,887	-	-	85,290	474,226
Being reverse of Accumulated deficit of GRNQ for acquisition transactions under common control of GRL(BVI) group and GPVC group	-	-	(201,747)	-	201,747	-	-
Sales of subsidiary shares to non-controlling interests	-	-	-	-	-	16,333	16,333
Non-controlling interest in subsidiary						517	517
Forgiveness of related party loans			480,562				480,562
Reverse change of equity of associate			(53,693)		441		(53,252)
Foreign currency translation	-	-	-	84,044	-	-	84,044
Net loss for the period	-	-	-	-	(383,772)	34,843	(348,929)
Balance as of December 31, 2015	51,963,755	$5,196	$5,915,294	$74,503	$(567,931)	$136,983	$5,564,045
Shares issued for private placement at $1.6 per share	257,500	26	411,974	-	-	-	412,000
Shares issued for private placement at $1.8 per share	27,700	3	49,857	-	-	-	49,860
Shares issued for private placement at $1.8 per share	138,804	14	249,833	-	-	-	249,847
Non-controlling interest in subsidiary	-	-	-	-	-	98	98
Foreign currency translation	-	-	-	28,395	-	-	28,395
Net loss for the period	-	-	-	-	(222,323)	11,149	(211,174)
Balance as of December 31, 2016	52,387,759	$5,239	$6,626,958	$102,898	$(790,254)	$148,230	$6,093,071

(1)	Being accounted for the acquisition of Greenpro Resources Ltd. and Greenpro Venture Capital Ltd as if it occurred in January in 2014. The above entities are wholly owned by Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert. The shares issuance is shown on the Shares issued for acquisition of subsidiaries in 2014.
(2)	Dividend is declared before the acquisition of A&G.
(3)	Due to thin-trade market of the Company, the purchase price consideration transferred is based on the latest offering price in the private placement to third party before the acquisition close date, which is $0.8 per share of restricted common stock.

See accompanying notes to the consolidated financial statement.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

	Year ended December 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(211,174)	$(348,929)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	167,204	77,948
Surrender charge on life insurance	(19,226)	45,035
Gain on recovery of investment	(3,600)	-
Share of loss on investments in unconsolidated entities	9,007	5,100
Changes in operating assets and liabilities:	-	-
Accounts receivable	(254,462)	12,099
Inventory – finished property	(755)	(3,746,977)
Prepayments and other receivables	154,636	199,960
Amount due from related companies	15,794	-
Accounts payable and accrued liabilities	39,671	(17,413)
Receipt in advance	(53,803)	30,601
Other payable and accrued liabilities	(179,487)	169,885
Deferred revenue	(174,547)	174,547
Amount due to a related company	(1,875)	-
Income tax payable	10,228	7,747
Net cash used in operating activities	(502,389)	(3,390,397)

Cash flows from investing activities:
Purchase of property, plant and equipment	(16,126)	(20,846)
Purchase of intangible assets	(600)	(819)
Payment for life insurance premium	-	(65,322)
Cash proceeds from acquisition of subsidiaries	-	24,735
Disposition of subsidiaries	-	5,333
Investments in unconsolidated entities	2,160	(94,855)
Net cash used in investing activities	(14,566)	(151,774)

Cash flows from financing activities:
Proceeds from share issuance	711,708	2,819,875
Proceeds from non-controlling interest	98	516
Advances from related parties	42,901	1,877,021
Repayments to directors	(137,001)	(136,608)
Repayments to shareholders	(650,007)	-
Repayment of bank borrowings	(13,861)	(13,939)
Net cash used and provided in financing activities	(46,162)	4,548,865

Effect of exchange rate changes in cash and cash equivalents	(3,393)	(42,203)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(566,510)	964,491
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,587,861	623,370

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,021,351	$1,587,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$7,459	$7,433

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for acquisition of subsidiaries	$-	$2,055,513
Conversion of debt to equity	$-	$111,000
Forgiveness of related party loans	$-	$480,562

See accompanying notes to the consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed (none as of December 31, 2016), and projected margin on future unit sales. The Company pays particular attention to discern if inventory is moving at a slower than expected pace or where margins are trending downward. As at December 31, 2016, the Company determined inventory – finished property was not impaired.

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

Depreciation expense, classifiedas cost of rental, for the years ended December 31, 2016 and 2015 were $30,050 and $30,975, respectively.

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

Depreciation expense, classified as operating expenses, for the years ended December 31, 2016 and 2015 were $15,291 and $11,809, respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

●  Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trade marks registered in Hong Kong, the PRC, and Malaysia, which are amortized on a straight-line basis over a useful life of ten year. Intangible assets acquired in business combinations are provisionally considered customer lists amortized on a straight-line basis over a useful life of five year.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2016 and 2015.

Amortization expense for the year ended December 31, 2016 and 2015 were $121,862 and $35,164, respectively.

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

In assessing the fair value of goodwill, we first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If, after completing our qualitative assessment, we determine that it is more likely than not that the carrying value exceeds estimated fair value, we compare the fair value to our carrying value (including goodwill). If the estimated fair value is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value, resulting in goodwill impairment.

The qualitative analysis included assessing the impact of changes in certain factors including: (1) changes in the overall economy, our market share and market interest rates (2) changes in forecasted operating results and a comparison of actual results to projections, (3) changes in the industry or our competitive environment since the acquisition date.

Based on our qualitative assessment performed during the fourth quarter of 2016, we concluded that it was more likely than not that the estimated fair values of our reporting units exceeded their carrying values as of December 31, 2016 and, therefore, determined it was not necessary to perform the two-step goodwill impairment test.

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

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

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

The Company leases its commercial office premises in Malaysia and Hong Kong under various non-cancelable operating leases with terms of two to three years and renewal options. For the year ended December 31, 2016, the Company has recorded $100,143 in rental revenue, based upon its annual rental over the life of the lease under operating lease, using straight-line method.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the years ended December 31,
	2016	2015
Period-end MYR : US$1 exchange rate	4.48	4.29
Period-average MYR : US$1 exchange rate	4.14	3.83
Period-end RMB : US$1 exchange rate	6.95	6.49
Period-average RMB : US$1 exchange rate	6.66	6.24
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

NOTE 3 - BUSINESS COMBINATIONS

On September 30, 2015, GRNQ completed the business purchase of 100% equity interest and assets of Falcon Secretaries Limited, Ace Corporate Services Limited, and Shenzhen Falcon Financial Consulting Limited (Collectively known as “F&A”). On the same day, GRNQ completed the business purchase of 60% equity interest and assets of Yabez (Hong Kong) Company Limited (“Yabez”).

As of the acquisition date, the allocations of the purchase price are stated as follows:

	F&A	Yabez	Total
Plant and equipment	$1,270	$3,026	$4,296
Accounts receivable	103,578	39,435	143,013
Prepayments, deposits and other receivables	5,467	6,479	11,946
Cash and cash equivalents	21,520	29,050	50,570
Accounts payable and accrued liabilities	(129,039)	(39,627)	(168,666)
Intangible assets	449,500	175,000	624,000
Goodwill*	1,211,864	260,865	1,472,729
Provisional fair value of F&A and Yabez, respectively	1,664,160	474,228	2,138,388
Non-controlling interest	-	(85,291)	(85,291)
Total purchase consideration*	$1,664,160	$388,937	$2,053,097

*The goodwill were adjusted from $1,402,316 in 2015 to $1,472,729 in 2016 due to finalize the purchase price allocation and valuation of the acquired entities.

**Total purchase considerations were consisted of 2,080,200 and 486,171 shares of GRNQ common stock, which is priced at $0.80 per share, for F&A and Yabez respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

NOTE 4 - AMOUNT DUE FROM RELATED COMPANIES

	As of December 31,
	2016	2015

Amount Due From Related Companies	30,215	69,568
Total	$30,215	$69,568

The amount due from related companies are interest free, with no specific term of repayment.

NOTE 5 - INVENTORY - FINISHED PROPERTY

It represents properties which were acquired directly or through foreclosure for which a committed plan to sell exists and an active program to market such properties has been initiated. We planned to sell the inventory to generate revenue in the fiscal 2017 at the Company’s best effort. Inventory is stated at cost unless the inventory is determined to be impaired in which case the impaired inventory is written down to fair value. (see Note 2)

NOTE 6 - INVESTMENT PROPERTY

	As of December 31,
	2016	2015

Leasehold land and buildings for rental purpose	$1,044,213	$1,044,213
Furniture and fixtures	64,695	62,151
Office equipment	12,263	8,514
Leasehold improvement	87,920	84,907
	1,209,091	1,199,785
Less: Accumulated depreciation	(194,802)	(169,776)
Total	$1,014,289	$1,030,009

Depreciation expense, classified as cost of rental, was 30,050 and 30,975 for the years ended December 31, 2016 and 2015 respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

NOTE 7 - PLANT AND EQUIPMENT

	As of December 31,
	2016	2015

Furniture and fixtures	27,570	33,028
Office equipment	31,078	26,096
Leasehold improvement	13,992	12,074
	72,640	71,198
Less: Accumulated depreciation	(34,109)	(22,727)
Total	$38,531	$48,471

Depreciation expense, classified as operating expenses, was $15,291 and $11,809 for the years ended December 31, 2016 and 2015 respectively.

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

On May 15, 2015, the Company purchased additional insurance on the life of an executive Corporate Advisor of the Company. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable. The cash surrender value of this life insurance is pledged as collateral against HK$902,663 (approximately $116,473) credit facility with Hang Seng Bank Limited. Cash value of this life insurance is presented in the accompanying financial statement, net of the policy loan. The loan carry interest at an effective rate of 1.75% per annum over 1 months Hong Kong Interbank Offered Rate (“HIBOR”), payable with one lump sum on maturity in May 2016, which are secured by the cash value of the life insurance policy and personally guaranteed by Mr. Lee Chong Kuang and Mr. Loke Che Chan, the directors of the Company. The Loan was renewed on May 27, 2016. The loan carry interest at 1.75% per annum over 1 month HIBOR or the Bank’s Cost of Funds, whichever is higher, payable at the end of each interest period. Final maturity date of the loan is 12 month(s) from the date of drawdown.

A summary of net cash surrender value of life insurance as of December 31, 2016 is reported as below:

Cash surrender value of life insurance	$172,531
Less: policy loan balance outstanding	(116,473)

Cash surrender value of life insurance, net	$56,058

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

For the year ended December 31, 2016, the Company invested in four different unconsolidated entities, which the Company’s ownership ranges from 19% to 50% and are accounted for under the equity method of accounting, with initial investment amount of $10,507. The Company recognized its share of loss on investments in unconsolidated entities of $9,007 in 2016.

For the year ended December 31, 2015, the Company invested in Greenpro Trust Limited with initial investment amount of $51,613, approximated 12% of equity interest of Greenpro Trust Limited and is accounted for under the cost method of accounting. Greenpro Trust Limited is a company incorporated in Hong Kong with 3,400,000 ordinary shares authorized, issued and outstanding at a par value of HK$1. Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert are the common directors of Greenpro Trust Limited and the Company.

Combined summarized financial information for all the unconsolidated entities are as follows:

	As of December 31, 2016	As of December 31, 2015

Total assets	$1,642,569	$1,610,416
Total liabilities	$897,032	$999,591

	For the year ended December 31, 2016	For the year ended December 31, 2015

Revenue	$168,742	$168,004
Net loss for the year	$1,256,789	$630,860

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

	As of December 31,
	2016	2015

Accounts payable	$39,971	$-
Receipts in advance	$4,261	$55,187
Other payables and accrued liabilities	197,557	378,163
Total	$241,789	$433,350

For Other Payables and Accrued Liabilities, about 70% of the $197,557 is Salary Payable and another 30% belongs to Other Payable.

NOTE 11 – DEFERRED REVENUE

As of December 31, 2015, we received a deposit of $174,547 from a client. During the year ended December 31, 2016, we have repaid the whole amount to the client due to the cancellation of our consulting service engagement.

NOTE 12 - AMOUNTS DUE TO RELATED PARTIES

	As of December 31,
	2016	2015

Amounts due to shareholders	$4,883	$505,327
Amount due to non-controlling interest party	1,441,548	1,596,388
Amount due to related companies	16,955	-
Total	$1,463,386	$2,101,715

For the amount due to related companies, those are expense paid to third party by the related companies, it is interest free and repay on demand.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

As of December 31, 2016, the non-controlling interest party of Forward Win advanced $1,441,548 to the Company, which is unsecured, bears no interest and payable upon demand, for the purchase of real properties for trading purpose.

NOTE 13 - AMOUNTS DUE TO DIRECTORS

As of December 31, 2016, the directors of the Company advanced collectively $46,109 to the Company, which is unsecured, bears no interest and is payable upon demand, for working capital purpose. Imputed interest is considered insignificant.

NOTE 14 - LONG-TERM BANK LOANS

	As of December 31,
	2016	2015
Bank loans from financial institutions in Malaysia
Standard Chartered Saadiq Berhad	$337,464	$361,596
United Overseas Bank (Malaysia) Berhad	229,706	244,332
	567,170	605,928
Less: current portion	(13,042)	(13,610)
Bank loan, net of current portion	$554,128	$592,318

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

Maturities of the long-term bank loans for each of the five years and thereafter following December 31, 2016 are as follows:

Year ending December 31:
2017	$13,042
2018	14,085
2019	14,762
2020	15,402
2021	16,212
Thereafter	493,668

Total	$567,171

For the year ended December 31, 2016 and 2015, the base lending rate is 6.85% per annum.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

NOTE 15 - COMMON STOCK

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

On October 19, 2015, GRNQ entered into a number of Subscription Agreements with those investors relating to the private placement of a total of 96,270 shares of common stocks at a subscription price of $1.50 per share, for an aggregate gross proceeds of $144,405.

On December 31, 2015, GRNQ entered into two Subscription Agreements with two investors relating to the private placement of a total of 410,314 shares of common stocks at a subscription price of $1.50 per share, for an aggregate gross proceeds of $615,471.

On May 20, 2016, GRNQ entered into three Subscription Agreements with three investors relating to the private placement of a total of 257,500 shares of common stocks at a subscription price of $1.60 per share, for an aggregate gross proceeds of $412,000.

On December 7, 2016, GRNQ entered into a Subscription Agreement with an investor relating to the private placement of a total of 27,700 shares of common stocks at a subscription price of $1.80 per share, for an aggregate gross proceeds of $49,860.

On December 27, 2016, GRNQ entered into two Subscription Agreements with two investors relating to the private placement of a total of 138,804 shares of common stocks at a subscription price of $1.80 per share, for an aggregate gross proceeds of $249,847.

As of December 31, 2016, the Company has 52,387,759 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

NOTE 16 - GAIN ON RECOVERY OF INVESTMENT

During the year ended December 31, 2015, the Company had written off the investment in one of the associates, amount of $3,600. During the year ended December 31, 2016, the Company mutually agreed with the invested company to withdraw the subscription and to release each other from any and all claims and/or obligations arising under the Subscription Agreement. The Company was repaid the investment, amount of $3,600, and recovered the previous share of loss of investment, which was treated as loss in 2015.

NOTE 17 - INCOME TAXES

The (loss) income before income taxes of the Company for the year ended December 31, 2016 and 2015 were comprised of the following:

	For the year ended December 31,
	2016	2015
Tax jurisdictions from:
– Local	$(731,293)	$(216,676)
– Foreign, representing:
BVI	(146,283)	(3,818)
Belize	807,458	57,097
Anguilla	(5,543)	(6,287)
Malaysia	(65,776)	(28,235)
Hong Kong	(20,186)	30,958
The PRC	(42,092)	(51,594)
(Loss) income before income taxes	$(203,715)	$(218,555)

Provision for income taxes consisted of the following:

For the year ended December 31,
	2016	2015

Current:
– Local	$-	$-
– Foreign, representing:
BVI	-	-
Belize	-	-
Anguilla	-	-
Hong Kong	7,459	7,433
The PRC	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$7,459	$7,433

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

United States of America

GRNQ is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2016, the operations in the United States of America incurred $1,149,716 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance of approximately $412,900 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is not likely that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Belize

Under the current Laws of Belize, the Company’s subsidiaries are registered as a Belizean International Business Corporation which is subject to 0% income tax rate.

Anguilla

Under the current laws of the Anguilla, GPVC and GPVC (CGN) are registered as an international business company which governs by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla. For the years ended December 31, 2016 and 2015, the GPVC and GPVC (Qianhai) incurred aggregated net operating loss of $5,543 and $6,287, respectively.

Hong Kong

All of the Company’s subsidiaries operating in Hong Kong subject to the Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income for its tax year. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	Year ended December 31,
	2016	2015

Subsidiary with operating income before income tax	$45,360	$80,939
Subsidiaries with loss before income tax	(65,546)	(49,981)

Net income before income tax	(20,186)	30,958

Subsidiary with operating income before income tax	$45,360	$80,939
Statutory income tax rate	16.5%	16.5%

Income tax at Hong Kong statutory income tax rate	7,485	13,354
Tax effect of tax loss brought forward	-
Tax effect of tax reduction	(26)	(5,921)
Income tax expense	$7,459	$7,433

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of December 31, 2016, therefore no deferred tax assets or liabilities have been recognized.

The PRC

GMC(SZ) and SZ Falcon are operating in the PRC subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the years ended December 31, 2016 and 2015, the GMC(SZ) and SZ Falcon incurred aggregated operating loss of $42,092 and $51,594, respectively, which can be carried forward indefinitely to offset its taxable income. As of December 31, 2016, the operations in the PRC incurred $240,836 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2021, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $60,209 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

GRSB, GCVSB and GWSB are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. For the years ended December 31, 2016 and 2015, GRSB and GCVSB incurred an aggregated operating loss of $65,776 and $28,235, respectively which can be carried forward indefinitely to offset its taxable income. As of December 31, 2016, the operations in the Malaysia incurred $228,225 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward indefinitely, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $45,645 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2016 and 2015:

	As of
	2016	2015
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$412,900	$146,000
– The PRC	60,209	49,686
– Malaysia	45,645	32,490
	518,754	228,176
Less: valuation allowance	(518,754)	(228,176)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $518,754 as of December 31, 2016. During the year ended December 31, 2016, the valuation allowance increased by $290,578, primarily relating to net operating loss carryforwards from the various tax regime.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

NOTE 18 - RELATED PARTY TRANSACTIONS

	For the years ended December 31,
	2016	2015
Business consulting and advisory service income
- Related party A	$3,822	241,893
- Related party B	-	2,023
- Related party C	44,216	-
- Related party D	1,688	-
- Related parties E	172,321	-
- Related party F	446	-

Total	222,493	243,916

Related party A and F are under common control of Mr. Loke Che Chan, Gilbert, the director of the Company.

Related party B and C are under common control of Ms. Chen Yanhong, the director of GMC(SZ), a wholly-owned subsidiary of the Company.

Related party D is under common control of Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert, the directors of the Company.

Related parties E represented companies where Greenpro Venture Capital Limited owns certain percentage of their company shares.

All of these related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 19 - SEGMENT INFORMATION

The Company operates three reportable business segments, as defined by ASC Topic 280:

●	Service business – provision of business solution services

●	Real estate business – leasing and trading of commercial real estate properties in Hong Kong and Malaysia

●	Corporate – other than the above two-segments

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the year ended December 31, 2016
	Real estate business	Service business	Corporate	Total

Revenues	$100,143	$2,676,292	$-	$2,776,435
Cost of revenues	(48,914)	(997,401)	-	(1,046,315)

Gross income	51,229	1,678,891	-	1,730,120
Depreciation and amortization	30,050	136,671	483	167,204
Net income (loss)	(73,366)	(76,889)	(72,068)	(222,323)
Total assets	4,860,916	3,407,534	161,152	8,429,602
Expenditure for long-lived assets	$10,076	$6,050	$(1,560)	$14,566

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

	For the year ended December 31, 2015
	Real estate business	Service business	Corporate	Total

Revenues	$1,689,012	$1,257,152	$-	$2,946,164
Cost of revenues	(1,346,560)	(506,305)	-	(1,852,865)

Gross income	(342,452)	750,847	-	1,093,299
Depreciation and amortization	-	11,809	35,164	46,973
Net (loss) income	(17,651)	(270,006)	(96,115)	(383,772)
Total assets	5,438,558	3,485,896	143,912	9,068,366
Expenditure for long-lived assets	$3,756,883	$94,695	$77,241	$3,928,819

(b) By Geography*

	For the year ended December 31, 2016
	Hong Kong	Malaysia	China	Total

Revenues	$2,133,925	$494,743	$147,767	$2,776,435
Cost of revenues	(891,450)	(107,996)	(46,869)	(1,046,315)

Gross income	1,242,475	386,747	100,898	1,730,120
Depreciation and amortization	71,524	31,600	64,080	167,204
Net income (loss)	(274,877)	94,646	(42,092)	(222,323)
Total assets	6,987,932	1,358,635	83,035	8,429,602
Expenditure for long-lived assets	$1,262	$10,583	$2,721	$14,566

	For the year ended December 31, 2015
	Hong Kong	Malaysia	China	Total

Revenues	$2,361,602	$455,900	$128,662	$2,946,164
Cost of revenues	(1,556,097)	(229,478)	(67,290)	(1,852,865)

Gross income	805,505	226,422	61,372	1,093,299
Depreciation and amortization	42,115	1,400	3,458	46,973
Net income (loss)	(350,241)	18,063	(51,594)	(383,772)
Total assets	6,157,142	2,767,312	143,912	9,068,366
Expenditure for long-lived assets	$3,898,123	$24,093	$6,603	$3,928,819

*Revenues and costs are attributed to countries based on the location of customers.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

NOTE 20 - CONCENTRATIONS OF RISKS

(a) Major customers

For Service income:

For the year ended December 31, 2016, the customers who accounted for 10% or more of the Service income are presented as follows:

	For the year ended December 31, 2016		December 31, 2016
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	354,272	13%	-
Total:	$354,272	13%	$-

For the year ended December 31, 2015, the customers who accounted for 10% or more of the Service income are presented as follows:

	For the year ended December 31, 2015		December 31, 2015
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$245,000	19%	$-
Customer A	150,000	12%	-
Total:	$395,000	31%	$-

For Sale of properties:

For the year ended December 31, 2016, there was no revenue generated from sale of properties.

For the year ended December 31, 2015, revenue are generated from selling ten (10) units of the Company’s development buildings to ten (10) unrelated third parties.

(b) Major vendors

For the years ended December 31, 2016 and 2015, there was no vendor who accounted for 10% or more of the Company’s cost of revenues with no accounts payable balance at year-end.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

NOTE 21 - COMMITMENTS AND CONTINGENCIES

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

The aggregate lease expense for the years ended December 31, 2016 and 2015 were $273,947 and $149,303, respectively.

As of December 31, 2016, the Company has future minimum rental payments of $246,284 for office premises due under a non-cancellable operating lease in the next twelve months.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

NOTE 22 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2016 up through the date the Company issued the consolidated financial statements with this Form 10-K. There was no subsequent event that required recognition or disclosure.

On January 13, 2017, the Company completed the sale of 199,922 shares of our restricted common stock at a price of $1.80 per share for aggregate gross proceeds of $359,860 in a private placement to certain investors.

On March 8, 2017, the Company completed the sale of 278,162 shares of our restricted common stock at a price of $2.00 per share for aggregate gross proceeds of $556,324 in a private placement to certain investors.

Both private placements have been disclosed in the Form 8K filed with the SEC on January 17, 2017 and March 9, 2017, respectively.

