Form 10-Q
period 2017-03-31
Greenpro Capital Corp.
filed 2017-05-15
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-55602

Greenpro Capital Corp.

(Exact name of registrant issuer as specified in its charter)

Nevada	98-1146821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1701-1703, 17/F The Metropolis Tower, 10 Metropolis Drive,

Hung Hom, Kowloon, Hong Kong

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (852) 3111 -7718

Suite 2201, 22/F., Malaysia Building,

50 Gloucester Road, Wanchai, Hong Kong

(Former name, former address and former fiscal year, if changed since last report)

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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2017
Common Stock, $.0001 par value	52,893,315

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS:

	Condensed Interim Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016 (audited)	3

	Condensed Interim Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2017 (unaudited) and 2016 (unaudited)	4

	Condensed Interim Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 (unaudited) and 2016 (unaudited)	5

	Notes to Condensed Interim Consolidated Financial Statements	6 - 27

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28-39

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

ITEM 4.	CONTROLS AND PROCEDURES	39

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	40

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	40

ITEM 4	MINE SAFETY DISCLOSURES	40

ITEM 5	OTHER INFORMATION	40

ITEM 6	EXHIBITS	40

SIGNATURES		41

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,459,608	$1,021,351
Accounts receivable	492,652	439,217
Inventory – finished property	3,747,732	3,747,732
Amounts due from related companies	14,421	30,215
Prepayments and other receivables	195,247	84,965
Total current assets	5,909,660	5,323,480

Non-current assets:
Investment Property, net	1,010,630	1,014,289
Plant and equipment, net	35,410	38,531
Cash surrender value of life insurance, net	56,873	56,058
Investments in unconsolidated entities	253,695	52,195
Intangible assets, net	440,967	472,320
Goodwill	1,472,729	1,472,729
Total non-current assets	3,270,304	3,106,122
TOTAL ASSETS	$9,179,964	$8,429,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$205,402	$241,789
Amounts due to related parties	1,443,760	1,463,386
Amounts due to directors	41,259	46,109
Current portion of long-term bank loans	13,451	13,042
Income tax payable	28,006	18,077
Total current liabilities	1,731,878	1,782,403

Non-current liabilities
Long-term bank loans	557,059	554,128

Total liabilities	2,288,937	2,336,531

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 52,865,843 and 52,387,759 shares issued and outstanding at March 31, 2017 and December 31, 2016 respectively	5,286	5,239
Additional paid in capital	7,543,095	6,626,958
Accumulated other comprehensive income	96,467	102,898
Accumulated deficit	(898,743)	(790,254)
Total Greenpro Capital Corp. stockholders’ equity	6,746,105	5,944,841
Non-controlling interest	144,922	148,230

Total stockholders’ equity	6,891,027	6,093,071

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,179,964	8,429,602

See accompanying notes to the condensed interim consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2017	2016
REVENUES, NET
- Rental income	$29,156	$23,255
- Service income
Related parties	77,771	45,103
Unrelated parties	668,396	383,305
Total revenues	775,323	451,663

COST OF REVENUES
- Cost of rental	(12,084)	(10,318)
- Cost of service	(144,479)	(225,739)
Total cost of revenues	(156,563)	(236,057)

GROSS PROFIT	618,760	215,606

OPERATING EXPENSES:
General and administrative	(710,748)	(416,816)

LOSS FROM OPERATIONS	(91,988)	(201,210)

OTHER EXPENSES:
Interest expense	(6,962)	(26,385)

LOSS BEFORE INCOME TAX AND NON-CONTROLLING INTEREST	(98,950)	(227,595)
Income tax expense	(12,846)	(5,589)
NET LOSS BEFORE NON-CONTROLLING INTEREST	(111,796)	(233,184)
Add: Net loss attributable to non-controlling interest	3,308	(2,079)

NET LOSS ATTRIBUTED TO GREENPRO CAPITAL CORP. COMMON STOCKHOLDERS	(108,488)	(235,263)
Other comprehensive loss:
- Foreign currency translation (loss) income	(6,431)	46,510
COMPREHENSIVE INCOME(LOSS)	$(114,919)	$(188,753)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	52,629,889	51,963,755

See accompanying notes to the condensed interim consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(111,796)	$(233,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,677	39,506
Increase in cash surrender value on life insurance	(815)	(16,381)
Changes in operating assets and liabilities:
Accounts receivable	(53,235)	19,108
Prepayment & Other receivables	(114,329)	139,598
Inventory – finished property	-	(755)
Accounts payable	3,361	20,892
Other payable and accrued liabilities	(35,866)	(278,363)
Income tax payable	7,914	5,546
Net cash used in operating activities	(263,089)	(304,033)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,503)	(3,812)
Refund (Payment) for life insurance premium	-	15,502
Long-term investment	(201,500)	-
Net cash (used in) provided by investing activities	(206,003)	11,690

Cash flows from financing activities:
Proceeds from share issuance	916,183	-
Repayments to related parties	-	(107,311)
Repayments to shareholders	(4,676)	-
Repayments to directors	(3,157)	(19,018)
Repayment of bank borrowings	(3,317)	(3,665)
Net cash (used in) provided by financing activities	905,033	(129,994)

Effect of exchange rate changes in cash and cash equivalents	2,316	17,704

NET CHANGE IN CASH AND CASH EQUIVALENTS	438,257	(404,633)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,021,351	1,587,861

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,459,608	$1,183,228
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$6,962	$26,385

See accompanying notes to the condensed interim consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Greenpro, Inc. (the “Company” or “GRNQ”) was incorporated on July 19, 2013 in the state of Nevada. On May 6, 2015, the Company changed its name to Greenpro Capital Corp. The Company currently operates and provides a wide range of business solution services to small and medium-size businesses located in Asia, with an initial focus on Hong Kong, China and Malaysia. Our comprehensive range of services includes cross-border business solutions, record management services, and accounting outsourcing services. Our cross border business services include, among other services, tax planning, trust and wealth management, cross border listing advisory services and transaction services.

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

On July 29, 2015, the Company entered into a Sale and Purchase Agreement (the “Agreement”) with Greenpro Resources Limited (“GRBV”), a company incorporated in the British Virgin Islands, and the stockholders of GRBV to purchase 100% of the issued and outstanding shares and the assets of GRBV. Pursuant to the Agreement, GRNQ agreed to issue 9,070,000 shares of its restricted common stock at $0.35 per share to the stockholders of GRBV and pay $25,500 in cash, representing an aggregate purchase consideration of $3,200,000. Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert, the directors of the Company, are the stockholders and directors of GRBV each with 50% shareholdings.

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

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

These share exchange transactions between GRNQ and GRBV, A&G, and GPVC resulted in the owners of these companies obtaining over 89% voting interest in GRNQ at that time. The merger of GRBV, A&G, and GPVC into GRNQ, which has nominal net assets, is considered to be acquisition transactions under common control. For accounting purposes, GRNQ presents unaudited condensed interim consolidated financial statements as of the beginning of the period as though the share exchanges had occurred at the beginning of the period. Financial statements of all prior periods are retrospectively adjusted to furnish comparative information. No goodwill was recognized for these acquisition transactions under common control.

The acquisition of F&A and Yabez is considered as a business combination using the acquisition method of accounting under ASC 805 “Business Combinations”, which requires all the assets acquired and liabilities assumed, including amounts attributable to non-controlling interest, be recorded at their respective fair values at the date of acquisition. Any excess of purchase price over the fair value of the assets acquired and liabilities assumed is allocated to goodwill.

On October 1, 2015, QSC Asia Sdn. Bhd., an unaffiliated third party, acquired 49% of Greenpro Capital Village Sdn. Bhd. (Formerly known as Greenpro Global Advisory Sdn. Bhd.) in consideration of $11,000 (RM 49,000) from Greenpro Financial Consulting Limited. Concurrently with such sale, Greenpro Financial Consulting Limited transferred 51% of Greenpro Capital Village Sdn. Bhd. to Greenpro Holding Limited, our subsidiary. This subsidiary became the new business arm which provides educational and support services.

On May 11, 2016, Greenpro Capital Pty Ltd was formed with 50% held by Greenpro Holding Limited (“GPH”), one of our subsidiaries, and 50% was held by Mohammad Reza Masoumi Al Agha.

On May 23, 2016, our subsidiary, Greenpro Holding Limited (GPHL), acquired 400 shares of Greenpro Wealthon Sdn Bhd. from Mr. Lee Chong Kuang with MYR 1 (approximately US$0.25). On June 7, 2016, GPHL acquired an additional 200 shares of Greenpro Wealthon Sdn Bhd for MYR120,000 (approximately US$30,000), resulting in GPHL owing 60% of Greenpro Wealthon Sdn Bhd. The remaining 40% of Greenpro Wealthon Sdn. Bhd. is held by Mr. Yiap Soon Keong.

Greenpro Synergy Network Ltd (“GSN”) was incorporated in Hong Kong on March 2, 2016, as a variable interest entity (“VIE”) that is subject to consolidation with the Company. GSN’s principal activities are to hold certain of our universal life insurance policies. Loke Che Chan, Gilbert, our Chief Financial Officer, Secretary, Treasurer and director and Lee Chong Kuang, our Chief Executive Officer, President and director are the shareholders of GSN. We control GSN through a series of contractual arrangements (the “VIE Agreements”) between GPHL and GSN. The VIE agreements include (i) an Exclusive Business Cooperation Agreement, (ii) a Loan Agreement, (iii) a Share Pledge Agreement, (iv) a Power of Attorney and (v) an Exclusive Option Agreement with the shareholders of GSN.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed interim consolidated financial statements and notes.

●  Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These unaudited interim consolidated financial statements are condensed and should be read in conjunction with the audited consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2016. These unaudited interim statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The results for the three month period may not be indicative of a full year’s result.

●  Basis of consolidation

The unaudited condensed interim consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation. The Company records income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of consolidated subsidiaries. Non-controlling interest is recorded within the equity section but separate from GRNQ’s equity in the consolidated balance sheets.

●  Use of estimates

In preparing these unaudited condensed interim consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates. The following are some of the areas requiring significant judgments and estimates: determinations of the useful lives of assets, estimates of allowances for doubtful accounts, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets.

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

The allowance for any uncollectible accounts for three months ended March 31, 2017 was zero.

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

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed (none as of March 31, 2017), and projected margin on future unit sales. The Company pays particular attention to discern if inventory is moving at a slower than expected pace or where margins are trending downward. As at March 31, 2017, the Company determined inventory – finished property was not impaired.

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

Depreciation expense, classified as cost of rental, for the three months ended March 31, 2017 and 2016 were $7,122 and $7,899, respectively.

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

Depreciation expense, classified as operating expenses, for the three months ended March 31, 2017 and 2016 were $3,203 and $3,789, respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three months ended March 31, 2017 and 2016.

Amortization expense for the three months ended March 31, 2017 and 2016 were $31,353 and $27,818 respectively.

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

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

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

The Company leases its commercial office premises in Malaysia and Hong Kong under various non-cancelable operating leases with terms of two to three years and renewal options. For the three months ended March 31, 2017, the Company has recorded $29,156 in rental revenue, based upon its annual rental over the life of the lease under operating lease, using straight-line method.

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

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

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

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and records in their respective local currency, Malaysian Ringgit (“MYR”), Renminbi (“RMB”), and Hong Kong Dollars (“HK$”), which is also the respective functional currencies for each subsidiary as they are the primary currency of the economic environment in which each subsidiary operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2017	2016
Period-end MYR : US$1 exchange rate	4.43	3.93
Period-average MYR : US$1 exchange rate	4.43	3.85
Period-end RMB : US$1 exchange rate	6.89	6.46
Period-average RMB : US$1 exchange rate	6.88	6.27
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

●  Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●  Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company operates in three reportable operating segments, being service business, real estate business and corporate business.

●  Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, deposits, prepayments and other receivables, accounts payable, receipts in advance, bank loan (current and long term), loan from shareholders, amounts due to directors, amount due to related companies, amount due to non-controlling interest party, and other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, provide certain footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. We adopted ASU 2014-15 as of December 31, 2016, but it did not impact our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for us in the first quarter of 2018 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

*The goodwill was adjusted from $1,402,316 in 2015 to $1,472,729 in 2016 due to finalize the purchase price allocation and valuation of the acquired entities.

**Total purchase considerations were consisted of 2,080,200 and 486,171 shares of GRNQ common stock, which is priced at $0.80 per share, for F&A and Yabez respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 4 - AMOUNT DUE FROM RELATED COMPANIES

	As of	As of
	March 31, 2017	December 31, 2016
	(unaudited)
Amount Due From Related Companies	14,421	30,215
Total	$14,421	$30,215

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

NOTE 6 - INVESTMENT PROPERTY

	As of	As of
	March 31, 2017	December 31, 2016
	(unaudited)
Leasehold land and buildings for rental purpose	$1,045,980	$1,044,213
Furniture and fixtures	65,714	64,695
Office equipment	12,730	12,263
Leasehold improvement	89,171	87,920
	1,213,595	1,209,091
Less: Accumulated depreciation	(202,965)	(194,802)
Total	$1,010,630	$1,014,289

Depreciation expense, classified as cost of rental, was $7,122 and $7,899 for the three months ended March 31, 2017 and 2016 respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - PLANT AND EQUIPMENT

	As of	As of
	March 31, 2017	December 31, 2016
	(unaudited)
Furniture and fixtures	$27,762	$27,570
Office equipment	32,927	31,078
Leasehold improvement	13,992	13,992
	74,681	72,640
Less: Accumulated depreciation	(39,271)	(34,109)
Total	$35,410	$38,531

Depreciation expense, classified as operating expenses, was $3,203 and $3,789 for the three months ended March 31, 2017 and 2016 respectively.

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

On May 15, 2015, the Company purchased additional insurance on the life of an executive Corporate Advisor of the Company. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable. The cash surrender value of this life insurance is pledged as collateral against HK$902,663 (approximately $116,473) credit facility with Hang Seng Bank Limited. Cash value of this life insurance is presented in the accompanying financial statement, net of the policy loan. The loan carries interest at an effective rate of 1.75% per annum over 1 month Hong Kong Interbank Offered Rate (“HIBOR”), payable with one lump sum on maturity in May 2016, which is secured by the cash value of the life insurance policy and personally guaranteed by Mr. Lee Chong Kuang and Mr. Loke Che Chan, the directors of the Company. The Loan was renewed on May 27, 2016. The loan carry interest at 1.75% per annum over 1 month HIBOR or the Bank’s Cost of Funds, whichever is higher, payable at the end of each interest period. Final maturity date of the loan is 12 month(s) from the date of drawdown.

A summary of net cash surrender value of life insurance as of March 31, 2017 is reported as below:

	As of March 31, 2017	As of December 31, 2016
	(unaudited)
Cash surrender value of life insurance	$173,346	$172,531
Less: policy loan balance outstanding	(116,473)	(116,473)

Cash surrender value of life insurance, net	$56,873	$56,058

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

For the three months ended March 31, 2017, the Company invested in two unconsolidated entities, namely Dongjia, Inc and Aquarius Protection Fund SPC, with initial investment amounts of $1,500 and $200,000 respectively. The Company’s ownership was less than 5% in each investment and each investment is accounted for under the cost method of accounting.

For the year ended December 31, 2016, the Company invested in four unconsolidated entities, in which the Company’s ownership ranges from 19% to 50% and are accounted for under the equity method of accounting, with initial investment amount aggregated of $10,507. The Company recognized its share of loss on investments in unconsolidated entities of $0 and $9,007 for three months ended March 31, 2017 and for the year ended December 31, 2016, respectively.

For the year ended December 31, 2016, the Company invested in Greenpro Trust Limited with an initial investment amount of $51,613, which is approximately 12% of the equity interest of Greenpro Trust Limited and is accounted for under the cost method of accounting. Greenpro Trust Limited is a company incorporated in Hong Kong with 3,400,000 ordinary shares authorized, issued and outstanding at a par value of HK$1. Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert are the common directors of Greenpro Trust Limited and the Company.

Combined summarized financial information for all the unconsolidated entities (under equity method of accounting) are as follows:

	As of March 31, 2017	As of December 31, 2016

Total assets	$1,065,257	$1,642,569
Total liabilities	$268,387	$897,032

	For the three months ended March 31, 2017	For the year ended December 31, 2016

Revenue	$83,459	$168,742
Net loss for the period/year	$272,799	$1,256,789

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

	As of	As of
	March 31, 2017	December 31, 2016

Accounts payable	$41,617	$39,971
Receipts in advance	1,618	4,261
Other payables and accrued liabilities	162,167	197,557
Total	$205,402	$241,789

NOTE 11 - AMOUNTS DUE TO RELATED PARTIES

	As of	As of
	March 31, 2017	December 31, 2016

Amounts due to shareholders	$277	$4,883
Amount due to non-controlling interest party	1,441,548	1,441,548
Amount due to related companies	1,935	16,955
Total	$1,443,760	$1,463,386

For the amount due to related companies, those are expenses paid to third party by the related companies, they are interest free and repayable on demand.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

As of March 31, 2017, the non-controlling interest party of Forward Win advanced $1,441,548 to the Company, which is unsecured, bears no interest and is payable upon demand, for the purchase of real properties for trading purpose.

NOTE 12 - AMOUNTS DUE TO DIRECTORS

As of March 31, 2017, the directors of the Company advanced collectively $41,259 to the Company, which is unsecured, bears no interest and is payable upon demand, for working capital purposes. Imputed interest is considered insignificant.

NOTE 13 - LONG-TERM BANK LOANS

	As of	As of
	March 31, 2017	December 31, 2016
Bank loans from financial institutions in Malaysia
Standard Chartered Saadiq Berhad	$339,213	$337,464
United Overseas Bank (Malaysia) Berhad	231,297	229,706
	570,510	567,170
Less: current portion	(13,451)	(13,042)
Bank loan, net of current portion	$557,059	$554,128

In May 2013, the Company obtained a loan in the principal amount of MYR1,629,744 (approximately $495,170) from Standard Chartered Saadiq Berhad, a financial institution in Malaysia to finance the acquisition of leasehold office units at Skypark One City, Selangor in Kuala Lumpur, Malaysia which bears interest at the base lending rate less 2.1% per annum with 300 monthly installments of MYR9,287 (approximately $2,840) each and will mature in May 2038. The mortgage loan is secured by (i) the first legal charge over the property, (ii) personally guaranteed by Mr. Lee Chong Kuang and Mr. Loke Che Chan Gilbert, the directors of the Company, and (iii) corporate guaranteed by a related company which is controlled by the directors of the Company.

In August 2013, the Company, through Mr. Lee Chong Kuang, the director of the Company, obtained a loan in the principal amount of MYR1,074,696 (approximately $326,530) from United Overseas Bank (Malaysia) Berhad, a financial institution in Malaysia to finance the acquisition of a leasehold office unit at Northpoint, Mid Valley City in Kuala Lumpur, Malaysia which bears interest at the base lending rate less 2.2% per annum with 360 monthly installments of MYR5,382 (approximately $1,645) each and will mature in August 2043. The mortgage loan is secured by the first legal charge over the property.

Maturities of the long-term bank loans for each of the five years and thereafter following March 31, 2017 are as follows:

Year ending March 31:
2018	$13,451
2019	14,416
2020	15,040
2021	15,831
2022	16,592
Thereafter	495,180

Total	$570,510

For the three months ended March 31, 2017 and 2016, the base lending rate is 6.85% per annum.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 14 - COMMON STOCK

On July 31, 2015, GRNQ completed the purchase of GRBV and issued 9,070,000 shares of its restricted common stock at $0.35 per share to the stockholders of GRBV and pay $25,500 in cash, representing an aggregate purchase consideration of $3,200,000.

On August 20, 2015, GRNQ entered into a Subscription Agreement with an investor relating to the private placement of a total of 625,000 shares of common stock at a subscription price of $0.8 per share, for an aggregate gross proceeds of $500,000.

On August 21, 2015, GRNQ entered into two Subscription Agreements with two investors relating to the private placement of a total of 500,000 shares of common stock at a subscription price of $1 per share, for an aggregate gross proceeds of $500,000.

On August 31, 2015, GRNQ issued an aggregate of 1,171,000 shares of its restricted common stock pursuant to the conversion of $1,171,000 of two promissory notes issued on July 10, 2015.

On September 30, 2015, GRNQ completed the purchase of A&G, F&A and Yabez and issued 1,842,000 shares, 2,080,200 shares, and 486,171 shares of its restricted common stock at $0.52 per share to the stockholders of A&G, F&A, and Yabez, representing an aggregate purchase consideration of $2,292,352, per acquisition agreements. Due to the Company’s thinly-traded market, the purchase price consideration transferred was based on the latest offering price in the private placement to third party before the acquisition close date, which was $0.8 per share of restricted common stock. The aggregate purchase consideration is amount of 4,408,371.

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

On October 19, 2015, GRNQ entered into a number of Subscription Agreements with those investors relating to the private placement of a total of 96,270 shares of common stock at a subscription price of $1.50 per share, for an aggregate gross proceeds of $144,405.

On December 31, 2015, GRNQ entered into two Subscription Agreements with two investors relating to the private placement of a total of 410,314 shares of common stock at a subscription price of $1.50 per share, for an aggregate gross proceeds of $615,471.

On May 20, 2016, GRNQ entered into three Subscription Agreements with three investors relating to the private placement of a total of 257,500 shares of common stock at a subscription price of $1.60 per share, for an aggregate gross proceeds of $412,000.

On December 7, 2016, GRNQ entered into a Subscription Agreement with an investor relating to the private placement of a total of 27,700 shares of common stock at a subscription price of $1.80 per share, for an aggregate gross proceeds of $49,860.

On December 27, 2016, GRNQ entered into two Subscription Agreements with two investors relating to the private placement of a total of 138,804 shares of common stock at a subscription price of $1.80 per share, for an aggregate gross proceeds of $249,847.

On January 13, 2017, GRNQ entered into two Subscription Agreements with two investors relating to the private placement of a total of 199,922 shares of common stock at a subscription price of $1.80 per share, for an aggregate gross proceeds of $359,860.

On March 8, 2017, GRNQ entered into two Subscription Agreements with two investors relating to the private placement of a total of 278,162 shares of common stock at a subscription price of $2.00 per share, for an aggregate gross proceeds of $556,324.

As of March 31, 2017, the Company has 52,865,843 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 15 - INCOME TAXES

The (loss) income before income taxes of the Company For the three months ended March 31, 2017 and 2016 were comprised of the following:

	For the three months ended March 31,
	2017	2016
Tax jurisdictions from:
– Local	$(135,657)	$(286,206)
– Foreign, representing:
BVI	(65,937)	(102)
Belize	150,168	67,271
Anguilla	(427)	1,669
Malaysia	(43,797)	(2,223)
Hong Kong	38,370	1,400
The PRC	(41,670)	(9,404)
Loss before income taxes	$(98,950)	$(227,595)

Provision for income taxes consisted of the following:

	For the three months ended March 31,
	2017	2016

Current:
– Local	$-	$-
– Foreign, representing:
BVI	-	-
Belize	-	-
Anguilla	-	-
Hong Kong	10,543	5,589
The PRC	-	-
Malaysia	2,303	-

Deferred:
– Local	-	-
– Foreign	-	-
	$12,846	$5,589

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

United States of America

GRNQ is registered in the State of Nevada and is subject to United States of America tax law. As of March 31, 2017, the operations in the United States of America incurred $1,315,372 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of approximately $460,380 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is not likely that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Belize

Under the current Laws of Belize, the Company’s subsidiaries are registered as a Belizean International Business Corporation which is subject to 0% income tax rate.

Anguilla

Under the current laws of the Anguilla, GPVC and GPVC (Qianhai) are registered as an international business company which is governed by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla. For the three months ended March 31, 2017 and 2016, the GPVC and GPVC (Qianhai) incurred aggregated net operating loss of $427 and $1,669, respectively.

Hong Kong

All of the Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income for its tax year. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	For the three months ended March 31,
	2017	2016

Subsidiary with operating income before income tax	$63,820	$50,253
Subsidiaries with loss before income tax	(25,450)	(21,148)

Net income before income tax	38,370	29,105

Subsidiary with operating income before income tax	$63,820	$50,253
Statutory income tax rate	16.5%	16.5%

Income tax at Hong Kong statutory income tax rate	10,530	8,291

Income tax paid	13	-
Tax effect of tax loss brought forward	-	-
Tax effect of tax reduction	-	(2,702)
Income tax expense	$10,543	$5,589

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of March 31, 2017, therefore no deferred tax assets or liabilities have been recognized.

The PRC

GMC(SZ) and SZ Falcon are operating in the PRC subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the three months ended March 31, 2017 and 2016, the GMC(SZ) and SZ Falcon incurred aggregated operating losses of $41,670 and $9,404, respectively, which can be carried forward up to five years to offset its taxable income. As of March 31, 2017, the operations in the PRC incurred $282,506 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2022, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $70,626 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

GRSB, GCVSB and GWSB are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. For the three months ended March 31, 2017 and 2016, GRSB and GCVSB incurred an aggregated operating loss of $43,797 and $2,223, respectively which can be carried forward indefinitely to offset its taxable income. As of March 31, 2017, the operations in the Malaysia incurred $271,841 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward indefinitely. The Company has provided for a full valuation allowance against the deferred tax assets of $54,369 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2017 and December 31, 2016:

	As of	As of
	March 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$460,380	$412,900
– The PRC	70,626	60,209
– Malaysia	54,369	45,645
	585,375	518,754
Less: valuation allowance	(585,375)	(518,754)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $585,375 as of March 31, 2017. During the year ended March 31, 2017, the valuation allowance increased by $66,621, primarily relating to net operating loss carryforwards from the various tax regime.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 17 - RELATED PARTY TRANSACTIONS

	For the three months ended March 31,
	2017	2016
Business consulting and advisory service income
- Related party A	$3,484	32,973
- Related parties B	74,287	-
- Related party C	-	11,540
- Related party D	-	590

Total	77,771	45,103

Related party A is under common control of Mr. Loke Che Chan, Gilbert, a director of the Company.

Related parties B represent companies where Greenpro Venture Capital Limited owns a certain percentage of their company shares.

Related party C is under common control of Ms. Chen Yanhong, the director of GMC(SZ), a wholly-owned subsidiary of the Company.

Related party D is under common control of Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert, the directors of the Company.

All of these related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE 18 - SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the three months ended March 31, 2017 (unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$29,156	$746,167	$-	$775,323
Cost of revenues	(12,084)	(144,479)	-	(156,563)
Gross income	17,072	601,688	-	618,760

Depreciation and amortization	7,121	34,556	-	41,677
Net income (loss)	(739)	(110,630)	(427)	(111,796)
Total assets	3,772,547	5,172,095	235,322	9,179,964
Expenditure for long-lived assets	$-	$4,503	$-	$4,503

	For the three months ended March 31, 2016 (unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$23,255	$428,408	$-	$451,663
Cost of revenues	(10,318)	(225,739)	-	(236,057)

Gross income	12,937	202,669	-	215,606
Depreciation and amortization	7,899	3,789	27,818	39,506
Net (loss) income	(6,000)	(219,540)	(9,723)	(235,263)
Total assets	5,009,139	3,274,234	183,178	8,466,551
Expenditure for long-lived assets	$1,686	$2,126	$-	$3,812

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 19 - CONCENTRATIONS OF RISKS

(a) Major customers

For Service income:

For the three months ended March 31, 2017, only one customer accounted for 10% or more of the Service income presented as follows:

	For the three months ended March 31, 2017		March 31, 2017
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	91,032	12%	-
Total:	$91,032	12%	$-

For the three months ended March 31, 2016, only one customer accounted for 10% or more of the Service income presented as follows:

	For the three months ended March 31, 2016		March 31, 2016
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	60,000	11%	-
Total:	$60,000	11%	$-

(b) Major vendors

For the three months ended March 31, 2017 and 2016, there was no vendor accounted for 10% or more of the Company’s cost of revenues with no accounts payable balance at year-end.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

NOTE 20 - COMMITMENTS AND CONTINGENCIES

GRNQ leases an office premises in Hong Kong under a non-cancellable operating lease that expires on August 2016. The lease, which covers a term of two years, generally provides for renewal options at specified rental amounts. On July 2016, the Company renewed the lease agreement and the new expiry date is on August 2018.

The Company’s subsidiaries lease certain office premises in the PRC under a non-cancellable operating lease that expire in December 2017. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts.

The aggregate lease expense for the three months ended March 31, 2017 and 2016 were $150,807 and $71,165, respectively.

As of March 31, 2017, the Company has future minimum rental payments of $215,358 for office premises due under non-cancellable operating leases in the next twelve months.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 21 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2017 up through the date the Company issued the unaudited condensed interim consolidated financial statements with this Form 10-Q. The following are the subsequent events that required recognition or disclosure.

On April 18, 2017, the Company entered into a Subscription Agreement with an investor relating to the private placement of a total of 27,472 shares of common stock at a subscription price of $2.50 per share, for aggregate gross proceeds of $68,680.

On April 25, 2017, the Company and the shareholders of Billion Sino Holdings Limited, a Seychelles corporation (“BSHL”), entered into a Sale and Purchase Agreement, pursuant to which the Company acquired 60% of the issued and outstanding shares of BSHL at a total consideration of aggregate 340,645 restricted shares of the Company’s common stock at $3.5 per share, representing an aggregate purchase price of $1,192,258.

On April 27, 2017, Greenpro Resources Limited, the wholly owned subsidiary of the Company, and Gushen Holding Limited, a Seychelles corporation (“GSHL”), entered into an Asset Purchase Agreement, pursuant to which the Company purchased the assets in Gushen Credit Limited (“GCL”), the wholly owned subsidiary of GSHL at a total consideration of $105,000.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 27. 2017 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Greenpro provides a range of services as a package solution (the “Package Solution”) to our clients that we believe can help our clients reduce their business costs and improve their revenues.

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. One of our venture capital business segments is focused on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods, which will include education and support services, and (2) searching for investment opportunities in selected start-up and high growth companies, which can generate exponential returns to the Company. Our venture capital business is focused on companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand, and Singapore. Another one of our venture capital business segments is focused on rental activities of commercial properties and the sale of investment properties.

As of January 15, 2015, our common stock has been quoted and traded in the over-the-counter market. As of April 6, 2015, Greenpro is verified for trading on the OTCQB® Venture Marketplace.

On May 6, 2015, Greenpro with approval of a majority of the Company’s shareholders, changed its name from Greenpro, Inc. to Greenpro Capital Corp. The board of directors believed that the name change facilitates the Company’s efforts to re-brand itself to develop and enhance its business.

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

On July 31, 2015, Greenpro acquired 100% of the shares of A&G International Limited, Falcon Secretaries Limited, Ace Corporate Services Limited and Shenzhen Falcon Financial Consulting Limited, and 60% of the shares of Yabez (Hong Kong) Company Limited. The acquisition of these companies broadened the range of our services, including, but not limited to company formation advisory services and company secretarial services.

On September 30, 2015, Greenpro acquired its related company, Greenpro Venture Capital Limited, which is an investment holding company and generates income through the subsidiaries of Greenpro Venture Capital Limited. Forward Win International Limited and Chief Billion Limited, the subsidiaries of Greenpro Venture Capital Limited, are engaged in investing and trading real estate in Hong Kong.

On October 1, 2015, Greenpro Financial Consulting Limited transferred 51% and 49% shares of Greenpro Capital Village Sdn. Bhd. (Formerly known as Greenpro Global Advisory Sdn. Bhd.) to Greenpro Holding Limited and QSC Asia Sdn Bhd respectively. This subsidiary became the new business arm which provides educational and support services.

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

Liquidity and Capital Resources

As of March 31, 2017, we had working capital of $4,177,782 as compared to working capital of $3,541,077 as of December 31, 2016. The increase was due to increase in cash and cash equivalents, and prepayment and other receivables. We had total current assets of $5,909,660 consisting of cash on hand of $1,459,608 and Inventory – finished property of $3,747,732 compared to total current assets of $5,323,480 as of December 31, 2016. The increase was due to the increase in cash and cash equivalents. We had current liabilities of $1,731,878 consisting of amounts due to related parties of $1,443,760, and accounts payable and accrued liabilities of $205,402. The Company’s net loss was $108,488 and $235,263 for the three months ended March 31, 2017 and 2016, respectively. The Company’s comprehensive loss was $114,919 and $188,753 for the three months ended March 31, 2017 and 2016, respectively. The decrease in net loss and comprehensive loss were due to a significant increase in revenue from the service income as a result of the acquisitions in previous years.

As of March 31, 2017, a related party advanced $1,443,760 to the Company for purchasing the inventory – finished property. This loan carries no interest and is convertible into shares of our common stock in the future at the discretion of the holder.

As of March 31, 2017, our long-term liabilities consist of bank loans from Standard Chartered Saadiq Berhad, with 300 monthly installments of MYR9,287 (approximately $2,840) each and will mature in May 2038, and from United Overseas Bank (Malaysia) Berhad, with 360 monthly installments of MYR5,382 (approximately $1,645) each and will mature in August 2043. The maturities of the long-term bank loans for each of the five years and thereafter following March 31, 2017 are as follows:

Year ending March 31:
2018	$13,451
2019	14,416
2020	15,040
2021	15,831
2022	16,592
Thereafter	495,180

Total	$570,510

Due to the long maturity and relatively small amount for current portion of bank loans, we believe our position does not cause substantial doubt over going concern.

Operating activities

Net cash used in operating activities was $263,089 for the three months ended March 31, 2017 as compared to net cash used in operating activities of $304,033 for the three months ended March 31, 2016. Less operating cash was used in 2017 because of the decrease in net loss.

The cash used in operating activities in 2017 was mainly from the net loss for the period, an increase in prepayment & other receivables and a decrease in other payable and accrued liabilities, while the cash used in operating activities in 2016 consisted primarily of a net loss for the period, a decrease in payables and accrued liabilities, offset by a decrease in prepayments and other receivables. Non-cash expenses totaled $40,862 and $23,125 for the three months ended March 31, 2017 and 2016, respectively, which were primarily composed of depreciation and amortization of $41,677, decrease in surrender charge on life insurance of $815 for the three months ended March 31, 2017.

The Company has incurred operating losses and used cash in its operating activities for the past two years. In fiscal 2016, the Company suffered an increase in accounts receivable and decrease in other payable and accrued liabilities and deferred revenue, which resulted in negative operating cash flow. The increase in accounts receivable was due to pending receipt of service income. The Company’s management believes it will have an improvement in accounts receivable turnover and accounts payable turnover ratios in fiscal 2017. As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. However, there can be no assurance that the anticipated sales level will be achieved.

Investing activities

Net cash used in investing activities was $206,003 for the three months ended March 31, 2017. Net cash provided by investing activities was $11,690 for the three months ended March 31, 2016.

The cash used in investing activities were mainly for the long-term investment and purchase of property, plant and equipment in 2017. The Company invested in two unconsolidated entities, namely Dongjia, Inc and Aquarius protection fund SPC, with initial investment amounts of $1,500 and $200,000 respectively. Net Cash provided by investing activities consisted primarily of a refund of life insurance premiums, offset by purchases of property, plant and equipment in 2016.

Financing activities

Net cash provided by financing activities was $905,033 for the three months ended March 31, 2017 and net cash used in financing activities was $129,994 for the three months ended March 31, 2016, respectively. The cash provided by financing activities was mainly resulted from the proceeds from share issuance of 916,183 in 2017.

Below is the tabular summary of the financing activities of the Company since inception:

Date	Shares issued	Cash Proceeds from share issuance	Recipients of Shares
August 8, 2013	10,000,000	$1,000	Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert
August 31, 2014 (1)	10,000,000	$82,500	Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert
September 23, 2014 (2)	2,422,800	$605,700	Various Shareholders
July 31, 2015 (3)	9,070,000	-	Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert
August 20, 2015(4)	625,000	$500,000	Zong Yi Holding Co. Ltd
August 21, 2015(5)	500,000	$500,000	Mr. Thanawat Lertwattanarak and Ms. Srirat Chuchottaworn
August 31, 2015(6)	1,171,000	$1,171,000	Mr. Thanawat Lertwattanarak and Ms. Srirat Chuchottaworn
September 30, 2015 (7)	4,408,371	-	Various Shareholders
September 30, 2015 (8)	13,260,000	-	Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert
October 19, 2015(9)	96,270	$144,405	Various Shareholders
December 31, 2016(10)	410,314	$615,471	Two shareholders
May 20, 2016 (11)	257,500	$412,000	Three shareholders
December 7, 2016 (12)	27,700	$49,860	Dato Seri Dr. How Kok Choong
December 27, 2016 (13)	138,804	$249,847	Two shareholders
January 13, 2017 (14)	199,922	$359,859.6	Two shareholders
March 8, 2017 (15)	278,162	$556,324	Two shareholders

1.	The Company issued 10,000,000 restricted common shares at a conversion price of $0.00825 per share to our Chief Executive Officer, Lee Chong Kuang and our Chief Financial Officer, Loke Che Chan, Gilbert for conversion of two 8% Convertible Promissory Notes.

2.	The Company completed a public offering whereby it sold 2,000,000 restricted common shares at $0.25 per share for total gross proceeds of $500,000; and the Company also completed a private placement where it totally issued 422,800 common shares at $0.25 per share to three investors for $105,700 pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

3.	The Company issued 9,070,000 restricted common shares at a price of $0.35 per share and paid US$25,500 in cash, representing an aggregate purchase price of $3,200,000, for the acquisition of an affiliate of the Company, Greenpro Resources Limited, which was wholly owned by our directors Lee Chong Kuang and Loke Che Chan, Gilbert.

4.	The Company completed the sale of 625,000 shares of our restricted common stock at a price of $0.80 per share for aggregate gross proceeds of $500,000 in a private placement to Zong Yi Holding Co. Ltd.

5.	The Company completed the sale of 500,000 shares of our restricted common stock at a price of $1.00 per share for aggregate gross proceeds of $500,000 in a private placement to Thanawat Lertwattanarak and Srirat Chuchottaworn.

6.	The Company issued 1,171,000 restricted common shares at a conversion price of $1.00 per share to our shareholders, Thanawat Lertwattanarak and Srirat Chuchottaworn for the conversion of two 8% Convertible Promissory Notes. (Cash amount of $111,000 was received in 2014.)

7.	The Company issued 1,842,000 restricted common shares at a price of $0.52 per share, representing an aggregate purchase price of $957,840, for the acquisition of A&G International Limited, which was wholly owned by Yap Pei Ling, the spouse of our director Lee Chong Kuang. The Company issued 2,080,200 restricted common shares at a price of $0.52 per share, representing an aggregate purchase price of $1,081,704, for the acquisition of Falcon Secretaries Limited, Ace Corporation Services Limited and Shenzhen Falcon Financial Consulting Limited, which were wholly owned by Chen Yan Hong, a director and legal representative of Greenpro Management Consultancy (Shenzhen) Limited, a subsidiary of the Company. The Company issued 486,171 restricted common shares at a price of $0.52 per share, representing an aggregate purchase price of $252,808, for the acquisition of 60% of the issued and outstanding securities of Yabez (Hong Kong) Company Limited.

8.	The Company issued 13,260,000 restricted common shares at a price of $0.6 per share and paid US$6,000 in cash, representing an aggregate purchase price of $7,962,000, for acquiring an affiliate of the Company, Greenpro Venture Capital Limited, which was wholly owned by our directors Lee Chong Kuang and Loke Che Chan Gilbert.

9.	The Company completed the sale of 96,270 shares of our restricted common stock at a price of $1.50 per share for aggregate gross proceeds of $144,405 in a private placement to certain investors.

10.	The Company completed the sale of 410,314 shares of our restricted common stock at a price of $1.50 per share for aggregate gross proceeds of $615,471 in a private placement to Dongjia Holdings Limited and Fortune Wealth (Asia) Limited.

11.	The Company completed the sale of 257,500 shares of our restricted common stock at a price of $1.60 per share for aggregate gross proceeds of $412,000 in a private placement to Fortune Wealth (Asia) Limited, Bosy Consultancy Sdn Bhd and Dongjia Holdings Limited.

12.	The Company completed the sale of 27,700 shares of our restricted common stock at a price of $1.80 per share for aggregate gross proceeds of $49,860 in a private placement to Dato Seri Dr. How Kok Choong.

13.	The Company completed the sale of 138,804 shares of our restricted common stock at a price of $1.80 per share for aggregate gross proceeds of $249,847 in a private placement to Dongjia Holdings Limited and Fortune Wealth (Asia) Limited.

14.	The Company completed the sale of 199,922 shares of our restricted common stock at a price of $1.80 per share for aggregate gross proceeds of $359,859.6 in a private placement to Dato Seri Dr. How Kok Choong and Fortune Wealth (Asia) Limited.

15.	The Company completed the sale of 278,162 shares of our restricted common stock at a price of $2.00 per share for aggregate gross proceeds of $556,324 in a private placement to CPN Investment Ltd and Fortune Wealth (Asia) Limited.

As of March 31, 2017, the Company had cash on hand of $1,459,608 and expects to be able to maintain its basic operating requirements for approximately twelve months and to meet its current obligations.

As of March 31, 2017, there were 52,865,843 shares of Common Stock issued and outstanding.

Subsequent to April 18, 2017, the Company received $68,680 by issuing 27,472 common stock to a investor. The proceeds went into the working capital of the Company.

Results of Operation

During the three months ended March 31, 2017, we operated in three regions: Hong Kong, Malaysia and China. We derived income from rental activities of our commercial properties and the provision of services. A table further describing our revenue and cost of revenues is set forth below:

	Three months ended March 31,
	2017	2016
REVENUES, NET
- Rental income	$29,156	$23,255
- Service income
Related parties	77,771	45,103
Unrelated parties	668,396	383,305
Total revenues	775,323	451,663

COST OF REVENUES
- Cost of rental	(12,084)	(10,318)
- Cost of service	(144,479)	(225,739)
Total cost of revenues	(156,563)	(236,057)

GROSS PROFIT	618,760	215,606

OPERATING EXPENSES:
General and administrative	(710,748)	(416,816)

(LOSS) FROM OPERATIONS	(91,988)	(201,210)

Revenues, net

Total revenue was $775,323 and $451,663 for the three months ended March 31, 2017 and 2016 respectively. The increase amount of $323,660 was due to the broadening of the range of services offered and the increase in our client base. We expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

Rental Income

Revenue from rental was $29,156 and $23,255 for the three months ended March 31, 2017 and 2016 respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be quite stable in the near future.

Service Income

Revenue from the provision of services was $746,167 and $428,408 for the three months ended March 31, 2017 and 2016 respectively. It was derived principally from the provision of business consulting and advisory services and company secretarial, accounting and financial review. We experienced an increase in service income as a result of our integration of clients as a result of our acquisitions and increased focus on high-end services.

Cost of Revenues

Total cost of revenues was $156,563 and $236,057 for the three months ended March 31, 2017 and 2016, respectively. The decrease was primarily attributed to more profitable contracts with fewer costs incurred.

The overall gross profit for the Company was $618,760 and $215,606 for the three months ended March 31, 2017 and 2016, respectively. Gross profit as a percentage of total revenues was 78% and 47.7% for the same period ended March 31, 2017 and 2016, respectively. The increase was due to cost savings and high profit margin projects.

Cost of rental

Cost of revenue on rental was $12,084 and $10,318 for the three months ended March 31, 2017 and 2016, respectively. It includes the costs associated with government rent and rates, repairs and maintenance, property insurance, depreciation and other related administrative costs.

Cost of service

Costs of revenue on provision of services were $144,479 and 225,739 for the three months ended March 31, 2017 and 2016, respectively. It primarily consists of company formation cost, government fees and other professional fees. The decrease in the cost of service is mainly due to competitive prices from service providers and professional parties.

Operating Expenses

General and administrative expenses

General and administrative expenses were $710,748 and $416,816 for the three months ended March 31, 2017 and December 31, 2016 respectively. The general and administrative expenses consists primarily of salary and wages of $244,329, rent & rates of $147,323, directors’ remuneration of $54,908 and consulting fees of $60,358,. We expect our G&A to continue to increase as we integrate our business acquisitions, expand our offices into new jurisdictions, and deepen our existing businesses.

Attributable to non-controlling interest

The Company records income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of consolidated subsidiaries. As of March 31, 2017, the Company holds 60% shareholding of Forward Win International Limited and attributed a net loss of $145 to the non-controlling interest of Forward Win International Limited for the three months ended March 31, 2017. As of March 31, 2017, the Company holds 60% shareholding of Yabez (Hong Kong) Company Limited and attributed a net income of $535 to the non-controlling interest of Yabez (Hong Kong) Company Limited for the three months ended March 31, 2017. As of March 31, 2017, the Company holds 51% shareholding of Greenpro Capital Village Sdn Bhd and attributed a net loss of $4,882 to the non-controlling interest of Greenpro Capital Village Sdn Bhd for the three months ended March 31, 2017. As of March 31, 2017, the Company holds 60% shareholding of Greenpro Wealthon Sdn Bhd and attributed a net income of $230 to the non-controlling interest of Greenpro Wealthon Sdn Bhd for the three months ended March 31, 2017.

Net Loss

The net loss was $108,488 and $235,263 for the three months ended March 31, 2017 and 2016 respectively. The decrease in net loss is due to the cost control and increase in services income.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this quarterly report, we are not aware of any trends, uncertainties, demands, commitments or events for the three months ended March 31, 2017 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off balance Sheet Arrangements

We have no significant off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2017.

Contractual Obligations

As of March 31, 2017, the Company leases an office in Hong Kong under a non-cancellable operating lease that expires in August 2018. The lease, which covers a term of two years, generally provides for renewal options at specified rental amounts. The Company’s subsidiaries lease certain office premises in the PRC under a non-cancellable operating lease that expire in December 2017. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts.

Related Party Transaction

Related party transactions amounted to $77,771 and $45,103 for the three months ended March 31, 2017 and 2016 respectively in business consulting and advisory income.

The amount due from related parties was $14,421 and $69,664 as of March 31, 2017 and 2016. The amounts due to related parties were $1,443,760 and $2,013,635 as of March 31, 2017 and 2016.

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

Critical Accounting Policies and Estimates

Our unaudited condensed interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or US GAAP. The preparation of these unaudited condensed interim consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our unaudited condensed interim consolidated financial condition and results of operations.

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

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed (none as of March 31, 2017), and projected margin on future unit sales. The Company pays particular attention to discern if inventory is moving at a slower than expected pace or where margins are trending downward.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three months ended March 31, 2017 and 2016.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in three reportable operating segments, being service business, real estate business and corporate business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2017, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) ineffective controls over period end financial disclosure and reporting processes; and (2) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered sale of equity securities were reported in Current Reports on Form 8-k filed with SEC on January 17, 2017 and March 9, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*
32.1	Section 1350 Certification of principal executive officer*
32.2	Section 1350 Certification of principal financial officer and principal accounting officer*

*Filed herewith

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

Signatures	Title	Date

/s/ Lee Chong Kuang	Chairman, President and Chief Executive Officer	May 15, 2017
Lee Chong Kuang	(Principal Executive Officer)

/s/ Loke Che Chan, Gilbert	Chief Financial Officer	May 15, 2017
Loke Che Chan, Gilbert	(Principal Financial and Accounting Officer)

/s/ Srirat Chuchottaworn	Director	May 15, 2017
Srirat Chuchottaworn

/s/ Hee Chee Keong	Director	May 15, 2017
Hee Chee Keong

/s/ Shum Albert	Director	May 15, 2017
Shum Albert

/s/ Chin Kiew Kwong	Director	May 15, 2017
Chin Kiew Kwong

/s/ How Kok Choong	Director	May 15, 2017
How Kok Choong

