Form 10-Q
period 2017-06-30
Greenpro Capital Corp.
filed 2017-08-14
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-55602

Greenpro Capital Corp.

(Exact name of registrant issuer as specified in its charter)

Nevada	98-1146821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1701-1703, 17/F, The Metropolis Tower, 10 Metropolis Drive,

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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2017
Common Stock, $.0001 par value	53,233,960

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

	Condensed Interim Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016 (audited)	3

	Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2017 (unaudited) and 2016 (unaudited)	4

	Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 (unaudited) and 2016 (unaudited)	5

	Notes to Condensed Interim Consolidated Financial Statements	6 - 27

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28-41

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41

ITEM 4.	CONTROLS AND PROCEDURES	42

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	43

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	43

ITEM 4	MINE SAFETY DISCLOSURES	43

ITEM 5	OTHER INFORMATION	43

ITEM 6	EXHIBITS	43

SIGNATURES		44

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,302,627	$1,021,351
Accounts receivable	706,973	439,217
Inventory – finished property	3,747,732	3,747,732
Amounts due from related companies	31,993	30,215
Prepayments and other receivables	601,912	84,965
Total current assets	6,391,237	5,323,480

Non-current assets:
Investment Property, net	1,007,706	1,014,289
Plant and equipment, net	57,402	38,531
Cash surrender value of life insurance, net	58,262	56,058
Investments in unconsolidated entities	255,445	52,195
Intangible assets, net	501,553	472,320
Goodwill	2,686,650	1,472,729
Total non-current assets	4,567,018	3,106,122
TOTAL ASSETS	$10,958,255	$8,429,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$257,609	$241,789
Amounts due to related parties	1,443,040	1,463,386
Amounts due to directors	220,654	46,109
Current portion of long-term bank loans	14,157	13,042
Income tax payable	25,313	18,077
Total current liabilities	1,960,773	1,782,403

Non-current liabilities
Deferred income tax liabilities	15,519	-
Long-term bank loans	570,737	554,128
Total non-current liabilities	586,256	554,128

Total liabilities	2,547,029	2,336,531

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 53,233,960 and 52,387,759 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	5,323	5,239
Additional paid in capital	8,803,996	6,626,958
Accumulated other comprehensive income	87,858	102,898
Accumulated deficit	(664,349)	(790,254)
Total Greenpro Capital Corp. stockholders’ equity	8,232,828	5,944,841
Non-controlling interest	178,398	148,230

Total stockholders’ equity	8,411,226	6,093,071

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,958,255	8,429,602

See accompanying notes to the condensed interim consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30		Six months ended June 30,
	2017	2016	2017	2016
REVENUES, NET
- Rental income	$56,661	$20,871	$85,818	$44,126
- Service income
Related parties	12,612	111,345	90,383	156,448
Unrelated parties	984,870	621,031	1,653,265	1,004,336
Total revenues	1,054,143	753,247	1,829,466	1,204,910

COST OF REVENUES
- Cost of rental	(18,817)	(16,396)	(30,901)	(26,714)
- Cost of service	(122,997)	(276,476)	(267,476)	(502,215)
Total cost of revenues	(141,814)	(292,872)	(298,377)	(528,929)

GROSS PROFIT	912,329	460,375	1,531,089	675,981

OPERATING EXPENSES:
General and administrative	(683,467)	(440,951)	(1,394,216)	(857,767)

PROFIT (LOSS) FROM OPERATIONS	228,862	19,424	136,873	(181,786)

OTHER EXPENSES:
Interest expense	(7,787)	(19,301)	(14,748)	(45,686)

PROFIT (LOSS) BEFORE INCOME TAX AND NON-CONTROLLING INTEREST	221,075	123	122,125	(227,472)
Income tax expense	(1,143)	(9,157)	(13,989)	(14,746)
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	219,932	(9,034)	108,136	(242,218)
Less: Net Income (loss) attributable to non-controlling interest	14,459	1,644	17,768	(435)

NET INCOME (LOSS) ATTRIBUTED TO GREENPRO CAPITAL CORP. COMMON STOCKHOLDERS	234,391	(7,390)	125,904	(242,653)
Other comprehensive loss:
- Foreign currency translation income (loss)	(2,172)	(13,827)	(8,606)	32,683
COMPREHENSIVE INCOME (LOSS)	$232,219	$(21,217)	$117,298	$(209,970)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	53,134,942	52,079,771	52,883,811	52,021,764

See accompanying notes to the condensed interim consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$108,136	$(242,218)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	87,894	82,847
Gain on investment in securities	-	(3,600)
Increase in cash surrender value on life insurance	(2,204)	(16,932)
Changes in operating assets and liabilities:
Accounts receivable	(372,214)	4,001
Prepayments and other receivables	(408,521)	132,965
Inventory – finished property	-	(755)
Accounts payable and accrued liabilities	(270,603)	(280,397)
Deferred revenue	-	(174,546)
Income tax payable	6,076	14,660
Net cash used in operating activities	(851,436)	(483,975)

Cash flows from investing activities:
Purchase of property, plant and equipment	(38,444)	(13,933)
Cash proceeds from acquisition of subsidiaries	145,354
Withdrawal of shares subscribed of associates	-	2,160
Long-term investment	(203,250)	-
Net cash used in investing activities	(96,340)	(11,773)

Cash flows from financing activities:
Proceeds from share issuance	984,864	412,000
Proceeds from non-controlling interest		106
Repayments to related parties	(17,571)	(107,847)
Repayments to shareholders	(4,695)	-
Advances from/ (Repayments) to directors	158,179	(63,993)
Repayment of bank loans	(6,931)	(7,467)
Net cash provided by financing activities	1,113,846	232,799

Effect of exchange rate changes in cash and cash equivalents	115,206	11,597

NET CHANGE IN CASH AND CASH EQUIVALENTS	281,276	(251,352)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,021,351	1,587,861

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,302,627	$1,336,509
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Shares issued for acquisition of subsidiaries	$1,192,258	$-
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$45,686

See accompanying notes to the condensed interim consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Greenpro Capital Corp. (the “Company” or “GRNQ”) was incorporated on July 19, 2013 in the state of Nevada. On May 6, 2015, the Company changed its name to Greenpro Capital Corp. from Greenpro, Inc. The Company currently operates and provides a wide range of business solution services to small and medium-size businesses located in Asia, with an initial focus on Hong Kong, China and Malaysia. Our comprehensive range of services includes cross-border business solutions, record management services, and accounting outsourcing services. Our cross border business services include, among other services, tax planning, trust and wealth management, cross border listing advisory services and transaction services.

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

On July 29, 2015, the Company entered into a Sale and Purchase Agreement (the “Agreement”) with Greenpro Resources Limited (“GRBV”), a company incorporated in the British Virgin Islands, and the stockholders of GRBV to purchase 100% of the issued and outstanding shares and the assets of GRBV. Pursuant to the Agreement, GRNQ agreed to issue 9,070,000 shares of its restricted common stock at $0.35 per share to the stockholders of GRBV and pay $25,500 in cash, representing an aggregate purchase consideration of $3,200,000. Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert, the directors of the Company, are the stockholders and directors of GRBV each with 50% of the shareholdings.

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

(iii)

60% of the issued and outstanding shares and the assets of Yabez (Hong Kong) Company Limited (“Yabez”), a company incorporated in Hong Kong. GRNQ agreed to issue 486,171 shares of its restricted common stock at $0.52 per share to the stockholders of Yabez, representing an aggregate purchase consideration of $252,808. Mr. Cheng Chi Ho and Ms. Wong Kit Yi, both are independent third parties, are the stockholders of Yabez with 51% and 49% of the shareholdings, respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

On September 30, 2015, the Company further entered into a Sale and Purchase Agreement to purchase the following company:

(iv)

100% of the issued and outstanding shares and the assets of Greenpro Venture Capital Limited (“GPVC”), a company incorporated in Anguilla. GRNQ agreed to issue 13,260,000 shares of its restricted common stock at $0.60 per share to the stockholders of GPVC and pay $6,000 in cash, representing an aggregate purchase consideration of $7,962,000. Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert, the directors of the Company, are the stockholders and directors of GPVC, each with 50% of the shareholdings.

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

On October 1, 2015, QSC Asia Sdn. Bhd., an unaffiliated third party, acquired 49% of Greenpro Capital Village Sdn. Bhd. (Formerly known as Greenpro Global Advisory Sdn. Bhd.) in consideration of $11,000 (MYR 49,000) from Greenpro Financial Consulting Limited. Concurrently with such sale, Greenpro Financial Consulting Limited transferred 51% of Greenpro Capital Village Sdn. Bhd. to Greenpro Holding Limited, our subsidiary. This subsidiary became the new business arm which provides educational and support services.

On May 11, 2016, Greenpro Capital Pty Ltd was formed with 50% held by Greenpro Holding Limited (“GPHL”), one of our subsidiaries, and 50% was held by Mohammad Reza Masoumi Al Agha.

On May 23, 2016, our subsidiary, Greenpro Holding Limited (“GPHL”), acquired 400 shares of Greenpro Wealthon Sdn. Bhd. from Mr. Lee Chong Kuang with MYR 1 (approximately US$0.25). On June 7, 2016, GPHL acquired an additional 200 shares of Greenpro Wealthon Sdn. Bhd for MYR120,000 (approximately US$30,000), resulting in GPHL owing 60% of Greenpro Wealthon Sdn Bhd. The remaining 40% of Greenpro Wealthon Sdn. Bhd. is held by Mr. Yiap Soon Keong.

On April 25, 2017, the Company entered into a Sale and Purchase Agreement with Billion Sino Holdings Limited (“BSHL”), a company incorporated in the Seychelles, and the stockholders of BSHL, to purchase 60% of the issued and outstanding shares and the assets of BSHL. Pursuant to this agreement, GRNQ agreed to issue 340,645 shares of its restricted common stock at $3.50 per share to the stockholders of BSHL.

On April 27, 2017, Greenpro Resources Limited, the wholly owned subsidiary of GRNQ, and Gushen Credit Limited, a Hong Kong corporation (“GCL”), entered into an Asset Purchase Agreement, pursuant to which GRNQ purchased the assets in Gushen Credit Limited. As consideration thereto, GRNQ agreed to pay the purchase price of $105,000.

GCL operates a money lending business in Hong Kong, located at 1701-03, 17/F, Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong. On April 28, 2017, GSHL sold two (2) ordinary shares of GCL to GRNQ, representing 100% ownership, for a total consideration of $0.26 in cash. The purchase price is determined based on the mutual agreement between Gushen Holding Limited and GRNQ. GCL was renamed to Greenpro Credit Limited on May 16, 2017.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017

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

●  Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These unaudited interim consolidated financial statements are condensed and should be read in conjunction with the audited consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2016. These unaudited interim statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The results for the six month period may not be indicative of a full year’s result.

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

The allowance for any uncollectible accounts for six months ended June 30, 2017 was zero.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed (none as of June 30, 2017), and projected margin on future unit sales. The Company pays particular attention to discern if inventory is moving at a slower than expected pace or where margins are trending downward. As at June 30, 2017, the Company determined inventory – finished property was not impaired.

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

Depreciation expense, classified as cost of rental, for the six months ended June 30, 2017 and 2016 were $14,751 and $15,924, respectively.

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

Depreciation expense, classified as operating expenses, for the six months ended June 30, 2017 and 2016 were $7,811 and $7,767, respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

●  Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trade marks registered in Hong Kong, the PRC, and Malaysia, which are amortized on a straight-line basis over a useful life of ten years. Intangible assets acquired in business combinations are considered customer lists and order backlogs amortized on a straight-line basis over a useful life of five years and six years, respectively.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the six months ended June 30, 2017 and 2016.

Amortization expense for the six months ended June 30, 2017 and 2016 were $65,332 and $59,155 respectively.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017

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

The Company leases its commercial office premises in Malaysia and Hong Kong under various non-cancelable operating leases with terms of two to three years and renewal options. For the six months ended June 30, 2017, the Company has recorded $85,818 in rental revenue, based upon its annual rental over the life of the lease under operating lease, using straight-line method.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2017	2016
Period-end MYR : US$1 exchange rate	4.29	4.03
Period-average MYR : US$1 exchange rate	4.37	3.87
Period-end RMB : US$1 exchange rate	6.78	6.64
Period-average RMB : US$1 exchange rate	6.85	6.32
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

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

●  Business Combination

ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 3 - BUSINESS COMBINATIONS

On September 30, 2015, GRNQ completed the purchase of a 100% equity interest and assets of Falcon Secretaries Limited, Ace Corporate Services Limited, and Shenzhen Falcon Financial Consulting Limited (Collectively known as “F&A”). On the same day, GRNQ completed the purchase of a 60% equity interest and assets of Yabez (Hong Kong) Company Limited (“Yabez”).

As of the acquisition date, the allocations of the purchase price are stated as follows:

	F&A	Yabez	Total
Plant and equipment	$1,270	$3,026	$4,296
Accounts receivable	103,578	39,435	143,013
Prepayments, deposits and other receivables	5,467	6,479	11,946
Cash and cash equivalents	21,520	29,050	50,570
Accounts payable and accrued liabilities	(129,039)	(39,627)	(168,666)
Intangible assets	449,500	175,000	624,500
Goodwill*	1,211,864	260,865	1,472,729
Fair value of F&A and Yabez, respectively	1,664,160	474,228	2,138,388
Non-controlling interest	-	(85,291)	(85,291)
Total purchase consideration**	$1,664,160	$388,937	$2,053,097

*The goodwill was adjusted from $1,402,316 in 2015 to $1,472,729 in 2016 due to finalization of the purchase price allocation and valuation of the acquired entities.

**Total purchase consideration consisted of 2,080,200 and 486,171 shares of GRNQ common stock, which was priced at $0.80 per share, for F&A and Yabez, respectively.

On April 25, 2017, GRNQ completed the purchase of a 60% equity interest and assets of Billion Sino Holdings Limited (“BSHL”).   (See Note 1).

On April 28, 2017, GSHL sold two (2) ordinary shares of Gushen Credit Limited (“GCL”) to GRNQ, representing 100% of ownership, for a total consideration of $0.26 in cash. (See Note 1).

As of the acquisition date, the allocations of the purchase price are stated as follows:

	BSHL	GCL	Total
Rental and utility deposit	$3,481	$-	$3,481
Bank fixed deposit	12,903	-	12,903
Cash and cash equivalents	132,451	-	132,451
Amount due to a director	(16,597)	-	(16,597)
Accrued expenses	(90,939)	(93,565)	(184,504)
Intangible assets	94,057	-	94,057
Deferred tax liabilities	(15,519)	-	(15,519)
Goodwill	1,120,356	93,565	1,213,921
Fair value of BSHL	1,240,193	-	1,240,193
Non-controlling interest	(47,935)	-	(47,935)
Total purchase consideration*	$1,192,258	$-	$1,192,258

*Total purchase consideration consisted of 340,645 shares of GRNQ common stock, which was priced at $3.50 per share, for BSHL.

The following unaudited pro forma information presents the combined results of operations as if the acquisition of BSHL had been completed on January 1, 2016, the beginning of the comparable prior annual reporting period.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	For the six months ended June 30
	2017	2016
	(unaudited)	(unaudited)
Revenue	$2,117,169	$1,301,629
Gross profit	1,540,521	676.905
Operating income (loss)	117,784	(244,072)
Net income (loss)	$106,815	$(304,939)
Net income (loss) per share	0.00	(0.00)

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 4 - AMOUNT DUE FROM RELATED COMPANIES

	As of	As of
	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Amount Due From Related Companies	31,993	30,215
Total	$31,993	$30,215

The amount due from related companies are interest free, with no specific term of repayment.

NOTE 5 - INVENTORY - FINISHED PROPERTY

Inventory – Finished Property represents properties which were acquired directly or through foreclosure for which a committed plan to sell exists and an active program to market such properties has been initiated. We planned to use our best efforts to sell the inventory to generate revenue in fiscal 2017. Inventory is stated at cost unless the inventory is determined to be impaired in which case the impaired inventory is written down   to fair value. (See Note 2).

NOTE 6 - INVESTMENT PROPERTY

	As of	As of
	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Leasehold land and buildings for rental purpose	$1,046,036	$1,044,213
Furniture and fixtures	68,893	64,695
Office equipment	15,863	12,263
Leasehold improvement	90,600	87,920
	1,221,392	1,209,091
Less: Accumulated depreciation	(213,686)	(194,802)
Total	$1,007,706	$1,014,289

Depreciation expense, classified as cost of rental, was $14,751 and $15,924 for the six months ended June 30, 2017 and 2016, respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - PLANT AND EQUIPMENT

	As of	As of
	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Furniture and fixtures	$48,145	$27,570
Office equipment	42,543	31,078
Leasehold improvement	13,992	13,992
	104,680	72,640
Less: Accumulated depreciation	(47,278)	(34,109)
Total	$57,402	$38,531

Depreciation expense, classified as operating expenses, was $7,811 and $7,767 for the six months ended June 30, 2017 and 2016, respectively.

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

On May 15, 2015, the Company purchased additional insurance on the life of an executive Corporate Advisor of the Company. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable. The cash surrender value of this life insurance is pledged as collateral against HK$902,663 (approximately $116,473) credit facility with Hang Seng Bank Limited. Cash value of this life insurance is presented in the accompanying financial statement, net of the policy loan. The loan carries interest at an effective rate of 1.75% per annum over 1 month Hong Kong Interbank Offered Rate (“HIBOR”), payable with one lump sum on maturity in May 2016, which is secured by the cash value of the life insurance policy and personally guaranteed by Mr. Lee Chong Kuang and Mr. Loke Che Chan, the directors of the Company. The loan was renewed on May 27, 2016 and July 17, 2017. The loan carries interest at 1.75% per annum over 1 month HIBOR or the Bank’s Cost of Funds, whichever is higher, payable at the end of each interest period. Final maturity date of the loan is 12 months from the date of drawdown.

A summary of the net cash surrender value of life insurance as of June 30, 2017 is reported below:

	As of June 30, 2017	As of December 31, 2016
	(unaudited)	(audited)
Cash surrender value of life insurance	$174,735	$172,531
Less: policy loan balance outstanding	(116,473)	(116,473)

Cash surrender value of life insurance, net	$58,262	$56,058

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

For the six months ended June 30, 2017, the Company invested in three unconsolidated entities, namely Agape ATP Corporation, Dongjia, Inc. and Aquarius Protection Fund SPC, with initial investment amounts of $1,750, $1,500 and $200,000, respectively. The Company’s ownership was less than 5% in each investment and each investment is accounted for under the cost method of accounting.

For the year ended December 31, 2016, the Company invested in four unconsolidated entities, in which the Company’s ownership ranges from 19% to 50% and are accounted for under the equity method of accounting, with initial investment amount aggregated of $10,507. The Company recognized its share of loss on investments in unconsolidated entities of $0 and $9,007 for six months ended June 30, 2017 and for the year ended December 31, 2016, respectively.

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

Combined summarized financial information for all the unconsolidated entities (under equity method of accounting) are as follows:

	As of June 30, 2017	As of December 31, 2016

Total assets	$954,383	$1,642,569
Total liabilities	$306,695	$897,032

	For the six months ended June 30, 2017	For the year ended December 31, 2016

Revenue	$186,245	$168,742
Net loss for the period/year	$1,029,597	$1,256,789

NOTE 10 – INTANGILBE ASSETS

	As of	As of
	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Trademarks	$5,635	$5,127
Customer Lists (Acquired in Business Combination)	624,500	624,500
Order Backlogs (Acquired in Business Combination)	94,057	-
	724,192	629,627
Less: Accumulated amortization	(222,639)	(157,307)
Total	$501,553	$472,320

Amortization expense for the six months ended June 30, 2017 and 2016 were $65,332 and $59,155, respectively.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

	As of	As of
	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Accounts payable	$52,833	$39,971
Receipts in advance	8,852	4,261
Other payables and accrued liabilities	195,924	197,557
Total	$257,609	$241,789

NOTE 12 - AMOUNTS DUE TO RELATED PARTIES

	As of	As of
	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Amounts due to shareholders	$331	$4,883
Amount due to non-controlling interest party	1,441,548	1,441,548
Amount due to related companies	1,161	16,955
Total	$1,443,040	$1,463,386

For the amount due to related companies, those are expenses paid to third party by the related companies, they are interest free and repayable on demand.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

As of June 30, 2017, the non-controlling interest party of Forward Win advanced $1,441,548 to the Company, which is unsecured, bears no interest and is payable upon demand, for the purchase of real properties for trading purpose.

NOTE 13 - AMOUNTS DUE TO DIRECTORS

As of June 30, 2017, the directors of the Company advanced collectively $220,654 to the Company, which is unsecured, bears no interest and is payable upon demand, for working capital purposes. Imputed interest is considered insignificant.

NOTE 14 - LONG-TERM BANK LOANS

	As of	As of
	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Bank loans from financial institutions in Malaysia
Standard Chartered Saadiq Berhad	$347,483	$337,464
United Overseas Bank (Malaysia) Berhad	237,411	229,706
	584,894	567,170
Less: current portion	(14,157)	(13,042)
Bank loan, net of current portion	$570,737	$554,128

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

Maturities of the long-term bank loans for each of the five years and thereafter following June 30, 2017 are as follows:

Year ending June 30:
2018	$15,057
2019	15,710
2020	16,537
2021	17,331
2022	18,164
Thereafter	487,938

Total	$570,737

For the six months ended June 30, 2017 and 2016, the base lending rate are 6.70% and 6.85% per annum, respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 15 - COMMON STOCK

On July 31, 2015, GRNQ completed the purchase of GRBV and issued 9,070,000 shares of its restricted common stock at $0.35 per share to the stockholders of GRBV and paid $25,500 in cash, representing an aggregate purchase consideration of $3,200,000.

On August 20, 2015, GRNQ entered into a Subscription Agreement with an investor in a private placement of a total of 625,000 shares of common stock at a subscription price of $0.80 per share, for aggregate gross proceeds of $500,000.

On August 21, 2015, GRNQ entered into two Subscription Agreements with two investors in a private placement of a total of 500,000 shares of common stock at a subscription price of $1 per share, for aggregate gross proceeds of $500,000.

On August 31, 2015, GRNQ issued an aggregate of 1,171,000 shares of its restricted common stock pursuant to the conversion of $1,171,000 of two promissory notes issued on July 10, 2015.

On September 30, 2015, GRNQ completed the purchase of A&G, F&A and Yabez pursuant to acquisition agreements and issued 1,842,000 shares, 2,080,200 shares, and 486,171 shares, respectively, of its restricted common stock at $0.52 per share to the stockholders of A&G, F&A, and Yabez, respectively, representing an aggregate purchase consideration of $2,292,352. Due to the Company’s thinly-traded market, the purchase price consideration transferred was based on the latest offering price in the private placement to a third party before the acquisition closing date, which was $0.80 per share of restricted common stock. The aggregate purchase consideration was $4,408,371.

On September 30, 2015, GRNQ completed the purchase of GPVC pursuant to a sale and purchase agreement, an entity under common control of the Company’s directors, and issued 13,260,000 shares of its restricted common stock at $0.60 per share to the stockholders of GPVC and paid $6,000 in cash, representing an aggregate purchase consideration of $7,962,000. The aggregate purchase consideration based on fair value, which is $0.8 per share of restricted common stock, is amount of 10,608,000.

On October 19, 2015, GRNQ entered into a number of Subscription Agreements with investors in a private placement of a total of 96,270 shares of common stock at a subscription price of $1.50 per share, for aggregate gross proceeds of $144,405.

On December 31, 2015, GRNQ entered into two Subscription Agreements with two investors in a private placement of a total of 410,314 shares of common stock at a subscription price of $1.50 per share, for aggregate gross proceeds of $615,471.

On May 20, 2016, GRNQ entered into three Subscription Agreements with three investors in a private placement of a total of 257,500 shares of common stock at a subscription price of $1.60 per share, for aggregate gross proceeds of $412,000.

On December 7, 2016, GRNQ entered into a Subscription Agreement with an investor in a private placement of a total of 27,700 shares of common stock at a subscription price of $1.80 per share, for aggregate gross proceeds of $49,860.

On December 27, 2016, GRNQ entered into two Subscription Agreements with two investors in a private placement of a total of 138,804 shares of common stock at a subscription price of $1.80 per share, for aggregate gross proceeds of $249,847.

On January 13, 2017, GRNQ entered into two Subscription Agreements with two investors in a private placement of a total of 199,922 shares of common stock at a subscription price of $1.80 per share, for aggregate gross proceeds of $359,860.

On March 8, 2017, GRNQ entered into two Subscription Agreements with two investors in a private placement of a total of 278,162 shares of common stock at a subscription price of $2.00 per share, for aggregate gross proceeds of $556,324.

On April 18, 2017, GRNQ entered into a Subscription Agreement with an investor in a private placement of a total of 27,472 shares of common stock at a subscription price of $2.50 per share, for aggregate gross proceeds of $68,680.

On April 25, 2017, GRNQ completed the purchase of Billion Sino Holdings Limited and issued 340,645 shares of its restricted common stock at $3.50 per share to the stockholders of Billion Sino Holdings Limited, representing an aggregate purchase consideration of $1,192,258.

As of June 30, 2017, the Company has 53,233,960 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 16 - INCOME TAXES

The income (loss) before income taxes of the Company for the six months ended June 30, 2017 and 2016 were comprised of the following:

	For the six months ended June 30,
	2017	2016
Tax jurisdictions from:
– Local	$(181,870)	$(558,820)
– Foreign, representing:
BVI	(97,241)	(59,714)
Belize	673,568	287,548
Anguilla	(627)	5,191
Malaysia	(89,090)	13,597
Australia	-	(4,385)
Seychelles	(559)	-
Hong Kong	(104,379)	88,751
The PRC	(77,677)	360
Income (Loss) before income taxes	$122,125	$(227,472)

Provision for income taxes consisted of the following:

For the six months ended June 30,
	2017	2016

Current:
– Local	$-	$-
– Foreign, representing:
BVI	-	-
Belize	-	-
Anguilla	-	-
Hong Kong	8,407	14,746
The PRC	-	-
Seychelles	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$8,407	$14,746

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

United States of America

GRNQ is registered in the State of Nevada and is subject to United States of America tax law. As of June 30, 2017, the operations in the United States of America incurred $1,361,585 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of approximately $476,555 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is not likely that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Belize

Under the current Laws of Belize, the Company’s subsidiaries are registered as a Belizean International Business Corporation which is subject to 0% income tax rate.

Anguilla

Under the current laws of the Anguilla, GPVC and GPVC (Qianhai) are registered as an international business company which is governed by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla. For the six months ended June 30, 2017, the GPVC and GPVC (Qianhai) incurred aggregated net operating loss of $627. For the six months ended June 30, 2016, the GPVC and GPVC (Qianhai) incurred aggregated net operating profit of $1,591.

Seychelles

Under the current laws of the Seychelles, Billion Sino Holdings Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that incorporated in Seychelles, but does not do business in Seychelles, is not subject to income tax there. Billion Sino Holdings Limited did not do business in Seychelles for the six months ended June 30, 2017, and it does not intend to do business in Seychelles in the future.

Hong Kong

All of the Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income for its tax year. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	For the six months ended June 30,
	2017	2016

Subsidiary with operating income before income tax	$83,706	$101,681
Subsidiaries with loss before income tax	(188,084)	(12,930)

Net income before income tax	(104,378)	88,751

Subsidiary with operating income before income tax	$83,706	$101,681
Statutory income tax rate	16.5%	16.5%

Income tax at Hong Kong statutory income tax rate	13,812	16,777

Income tax paid	-	-
Tax effect of tax loss brought forward	-	-
Tax effect of tax reduction	(5,405)	(2,031)
Income tax expense	$8,407	$14,746

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of June 30, 2017, therefore no deferred tax assets or liabilities have been recognized.

The PRC

GMC(SZ) and SZ Falcon are operating in the PRC subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the six months ended June 30, 2017, the GMC(SZ) and SZ Falcon incurred aggregated operating loss of $78,112, which can be carried forward up to five years to offset its taxable income. For the six months ended June 30, 2016, the GMC(SZ) and SZ Falcon incurred aggregated operating gain of $360. As of June 30, 2017, the operations in the PRC incurred $318,948 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2022, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $79,737 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

GRSB, GCVSB and GWSB are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. For the six months ended June 30, 2017 and 2016, GRSB and GCVSB incurred an aggregated operating loss of $100,423 and $13,633, respectively which can be carried forward indefinitely to offset its taxable income. As of June 30, 2017, the operations in the Malaysia incurred $319,672 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward indefinitely. The Company has provided for a full valuation allowance against the deferred tax assets of $65,172 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2017 and December 31, 2016:

	As of	As of
	June 30, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$476,555	$412,900
– The PRC	79,737	60,209
– Malaysia	65,172	45,645
	621,464	518,754
Less: valuation allowance	(621,464)	(518,754)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $621,464 as of June 30, 2017. During the period ended June 30, 2017, the valuation allowance increased by $102,710, primarily relating to net operating loss carryforwards from the various tax regime.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 17 - RELATED PARTY TRANSACTIONS

	For the six months ended June 30,
	2017	2016
Business consulting and advisory service income
- Related party A	$3,483	131,079
- Related party B	86,900	-
- Related party C	-	23,092
- Related party D	-	590
- Related party E	-	1,688

Total	90,383	156,449

Related party A is under common control of Mr. Loke Che Chan, Gilbert, a director of the Company.

Related party B represent companies where Greenpro Venture Capital Limited owns a certain percentage of their company shares.

Related party C is under common control of Ms. Chen Yanhong, the director of GMC(SZ), a wholly-owned subsidiary of the Company.

Related parties D and E are both under common control of Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert, the directors of the Company.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. (See Note 2). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the three months ended June 30, 2017 (unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$56,661	$997,482	$-	$1,054,143
Cost of revenues	(18,817)	(122,997)	-	(141,814)
Gross income	37,844	874,485	-	921,329

Depreciation and amortization	(2,850)	49,066	-	46,216
Net income (loss)	18,892	201,240	(200)	219,932
Total assets	3,792,531	6,930,102	235,622	10,958,255
Expenditure for long-lived assets	$-	$33,941	$-	$33,941

	For the three months ended June 30, 2016 (unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$20,871	$732,376	$-	$753,247
Cost of revenues	(16,396)	(276,476)	-	(292,872)

Gross income	4,475	455,900	-	460,375
Depreciation and amortization	-	3,978	31,338	35,316
Net income (loss)	7,838	17,826	(33,054)	(7,390)
Total assets	5,012,246	3,318,797	294,497	8,625,540
Expenditure for long-lived assets	$8,891	$5,042	$(2,160)	$11,773

	For the six months ended June 30, 2017 (unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$85,818	$1,743,648	$-	$1,829,466
Cost of revenues	(30,901)	(267,476)	-	(298,377)
Gross income	54,917	1,476,172	-	1,531,089

Depreciation and amortization	4,272	83,622	-	87,894
Net income (loss)	18,153	90,610	(627)	108,136
Total assets	3,792,531	6,930,102	235,622	10,958,255
Expenditure for long-lived assets	$-	$38,444	$-	$38,444

	For the six months ended June 30, 2016 (unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$44,126	$1,160,784	$-	$1,204,910
Cost of revenues	(26,714)	(502,215)	-	(528,929)

Gross income	17,412	658,569	-	675,981
Depreciation and amortization	-	7,767	59,155	66,922
Net income (loss)	1,838	(201,714)	(42,777)	(242,653)
Total assets	5,012,246	3,318,797	294,497	8,625,540
Expenditure for long-lived assets	$8,891	$5,042	$(2,160)	$11,773

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 19 - CONCENTRATIONS OF RISKS

(a) Major customers

For service income:

For the three months ended June 30, 2017, only one customer accounted for 10% or more of the service income presented as follows:

	For the three months ended June 30, 2017		June 30, 2017
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$291,000	28%	290,000
Total:	$291,000	28%	$290,000

For the three months ended June 30, 2016, two customers accounted for 10% or more of the service income presented as follows:

	For the three months ended June 30, 2016		June 30, 2016
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$200,000	27%	$-
Customer C, related party	98,106	13%	-
Total:	$298,106	40%	$-

For the six months ended June 30, 2017, only one customer accounted for 10% or more of the service income presented as follows:

	For the six months ended June 30, 2017		June 30, 2017
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	291,000	16%	290,000
Total:	$291,000	16%	$290,000

For the six months ended June 30, 2016, two customers accounted for 10% or more of the service income presented as follows:

	For the six months ended June 30, 2016		June 30, 2016
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$200,000	17%	$-
Customer C, related party	131,079	11%	-
Total:	$331,079	28%	$-

(b) Major vendors

For the three months ended June 30, 2017 and 2016, no vendor accounted for 10% or more of the Company’s cost of revenues, with no accounts payable balance at year-end.

For the six months ended June 30, 2017 and 2016, no vendor accounted for 10% or more of the Company’s cost of revenues, with no accounts payable balance at year-end.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

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

NOTE 20 - COMMITMENTS AND CONTINGENCIES

GRNQ leases office premises in Hong Kong under a non-cancellable operating lease that expires in August 2016. The lease, which covers a term of two years, generally provides for renewal options at specified rental amounts. On July 2016, the Company renewed the lease agreement and the new expiry date is on August 2018.

The Company’s subsidiaries lease certain office premises in the PRC under a non-cancellable operating lease that expires in December 2017. The lease, which covers a term of two years, generally provides for renewal options at specified rental amounts.

The Company’s subsidiaries lease certain office premises in Hong Kong under a non-cancellable operating lease that expires in April 2018. The lease, which covers a term of two years, generally provides for renewal options at specified rental amounts.

The aggregate lease expense for the six months ended June 30, 2017 and 2016 were $198,478 and $140,053, respectively.

As of June 30, 2017, the Company has future minimum rental payments of $421,743 for office premises due under non-cancellable operating leases in the next twelve months.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 21 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2017 up through the date the Company issued the unaudited condensed interim consolidated financial statements with this Form 10-Q. The following are the subsequent events that required recognition or disclosure.

On July 21, 2017, Greenpro Resources Limited, the wholly owned subsidiary of GRNQ, acquired 51% of the shareholdings of Greenpro Family Office Limited (“GFOL”). GFOL allotted 231,895 shares of GFOL to Greenpro Resources Limited, representing 51% of the shareholdings of GFOL. The remaining 49% of the shareholdings of GFOL is held by Icon Capital Management Company Limited.

On July 28, 2017, GSN incorporated a new subsidiary in Shenzhen, China, Greenpro Synergy Network (Shenzhen) Limited, with 100% ownership. Greenpro Synergy Network (Shenzhen) Limited was incorporated for cross-border cooperation among independent professional services firms, global institutions, high net worth individuals, and entrepreneurs. We intend to provide a borderless platform through networking events and programs in China for our members to seek professional services, business opportunities, and to exchange sources of information and research.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 27, 2017 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Company Overview

Greenpro Capital Corp. (the “Company” or “Greenpro”), was incorporated in the State of Nevada on July 19, 2013 with a fiscal year end of December 31. Our business and registered office is located at Room 1701-1703, 17/F The Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong. We provide cross-border business solutions and accounting outsourcing services to small and mid-size businesses located in Asia, with an initial focus on Hong Kong, Malaysia and China.

Greenpro provides a range of services as a package solution (the “Package Solution”) to our clients that we believe can help our clients reduce their business costs and improve their revenues.

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. One of our venture capital business segments is focused on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods, which will include education and support services, and (2) searching for investment opportunities in selected start-up and high growth companies, which may generate significant returns to the Company. Our venture capital business is focused on companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand, and Singapore. Another one of our venture capital business segments is focused on rental activities of commercial properties and the sale of investment properties.

As of January 15, 2015, our common stock has been quoted and traded in the over-the-counter market. As of April 6, 2015, Greenpro is verified for trading on the OTCQB® Venture Marketplace.

On May 6, 2015, Greenpro, with approval of a majority of the Company’s shareholders, changed its name from Greenpro, Inc. to Greenpro Capital Corp. The board of directors believed that the name change facilitates the Company’s efforts to re-brand itself to develop and enhance its business.

Effective July 21, 2015, the board of directors of Greenpro approved a change in the Company’s fiscal year end from October 31 to December 31. The change was intended to improve comparability with industry peers.

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

On July 31, 2015, Greenpro acquired 100% of the shares of A&G International Limited, Falcon Secretaries Limited, Ace Corporate Services Limited and Shenzhen Falcon Financial Consulting Limited, and 60% of the shares of Yabez (Hong Kong) Company Limited. The acquisition of these companies broadened the range of our services, including, but not limited to, company formation advisory services and company secretarial services.

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

On March 14, 2016, the Board appointed Mr. Shum Albert, Mr. Chin Kiew Kwong and Mr. Hee Chee Keong to the Board as the independent directors of the Company. On March 23, 2016, our Audit Committee was established and is comprised of three independent directors.

On December 7, 2016, the Board appointed Mr. How Kok Choong to the Board as independent director of the Company. On March 17, 2017, our Compensation Committee, and Corporate Governance and Nominating Committee were established and are comprised of two independent directors.

On April 25, 2017, Greenpro acquired 60% of the shares of Billion Sino Holdings Limited. The acquisition of the company broadened the range of our services to include an insurance intermediary business such as long term insurance and general insurance in Hong Kong.

On April 27, 2017, Greenpro Resources Limited, the wholly owned subsidiary of the Company, purchased the assets of Gushen Credit Limited with consideration of $105,000. The assets include a deposit in connection with a tenancy agreement, electricity bills, water bills and telephone bills, but excluding all cash and cash equivalents of GCL.

Liquidity and Capital Resources

As of June 30, 2017, we had working capital of $4,430,464 as compared to working capital of $3,541,077 as of December 31, 2016. The increase was due to an increase in cash and cash equivalents, accounts receivable and prepayments and other receivables. We had total current assets of $6,391,237 consisting of cash on hand of $1,302,627 and Inventory – finished property of $3,747,732 compared to total current assets of $5,323,480 as of December 31, 2016. The increase was due to the increase in accounts receivable from a client upon completion of a project, and prepayments and other receivables contributed by the rental deposit from acquisition of Greenpro Credit and a deposit of Shenzhen property. We had current liabilities of $1,960,773 consisting of amounts due to related parties of $1,443,040, and accounts payable and accrued liabilities of $257,609.   The Company’s net income was $125,904 for the six months ended June 30, 2017 and the Company’s net loss was $242,653 for the six months ended June 30, 2016. The Company’s comprehensive income was $117,298 for the six months ended June 30, 2017 and the Company’s comprehensive loss was $209,970 for the six months ended June 30, 2016. The increase in net income and comprehensive income were due to a significant increase in revenue from the service income as a result of the acquisitions in previous years.

As of June 30, 2017, a related party advanced $1,441,548 to the Company for purchasing the inventory – finished property. This loan carries no interest and is convertible into shares of our common stock in the future at the discretion of the holder.

As of June 30, 2017, our long-term liabilities consist of bank loans from Standard Chartered Saadiq Berhad, with 300 monthly installments of MYR9,287 (approximately $2,840) each and will mature in May 2038, and from United Overseas Bank (Malaysia) Berhad, with 360 monthly installments of MYR5,382 (approximately $1,645) each and will mature in August 2043. The maturities of the long-term bank loans for each of the five years and thereafter following June 30, 2017 are as follows:

Year ending June 30:
2018	$15,057
2019	15,710
2020	16,537
2021	17,331
2022	18,164
Thereafter	487,938

Total	$570,737

Due to the long maturity and relatively small amount for the current portion of bank loans, we believe our position does not cause substantial doubt over going concern.

Operating activities

Net cash used in operating activities was $851,436 for the six months ended June 30, 2017 as compared to net cash used in operating activities of $483,975 for the six months ended June 30, 2016. More operating cash was used in 2017 because of the increase in accounts receivable, prepayments and other receivables.

The cash used in operating activities in 2017 was mainly from an increase in accounts receivable, an increase in prepayments and other receivables, and a decrease in other payable and accrued liabilities, while the cash used in operating activities in 2016 consisted primarily of a net loss for the period, a decrease in other payable and accrued liabilities, and a decrease in deferred revenue. Non-cash expenses totaled $85,690 and $62,315 for the six months ended June 30, 2017 and 2016, respectively, which were primarily composed of depreciation and amortization of $87,894, and an increase in the cash surrender value on life insurance of $2,204 for the six months ended June 30, 2017.

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

Investing activities

Net cash used in investing activities were $96,340 and $ 11,773 for the six months ended June 30, 2017 and 2016, respectively.

The cash used in investing activities were mainly for the long-term investment and purchase of property, plant and equipment, offset by the cash proceeds from acquisition of subsidiaries in 2017. The Company invested in three unconsolidated entities, namely Agape ATP Corporation, Dongjia, Inc. and Aquarius protection fund SPC, with initial investment amounts of $1,750, $1,500 and $200,000, respectively. Net Cash used in investing activities consisted primarily of purchases of property, plant and equipment in 2016.

Financing activities

Net cash provided by financing activities were $1,113,846 and $232,799 for the six months ended June 30, 2017 and 2016, respectively. The cash provided by financing activities mainly resulted from the proceeds from share issuances of $984,864 in 2017.

Below is the tabular summary of the financing activities of the Company since inception:

Date	Shares issued	Cash Proceeds from share issuance	Recipients of Shares
Before December 31, 2015	51,963,755	$3,620,076	Various shareholders
May 20, 2016 (1)	257,500	$412,000	Three shareholders
December 7, 2016 (2)	27,700	$49,860	Dato Seri Dr. How Kok Choong
December 27, 2016 (3)	138,804	$249,847	Two shareholders
January 13, 2017 (4)	199,922	$359,859.6	Two shareholders
March 8, 2017 (5)	278,162	$556,324	Two shareholders
April 18, 2017 (6)	27,472	$68,680	One shareholder
April 25, 2017 (7)	340,645	$-	Two shareholders

1.	The Company completed the sale of 257,500 shares of our restricted common stock at a price of $1.60 per share for aggregate gross proceeds of $412,000 in a private placement to Fortune Wealth (Asia) Limited, Bosy Consultancy Sdn Bhd and Dongjia Holdings Limited.

2.	The Company completed the sale of 27,700 shares of our restricted common stock at a price of $1.80 per share for aggregate gross proceeds of $49,860 in a private placement to Dato Seri Dr. How Kok Choong.

3.	The Company completed the sale of 138,804 shares of our restricted common stock at a price of $1.80 per share for aggregate gross proceeds of $249,847 in a private placement to Dongjia Holdings Limited and Fortune Wealth (Asia) Limited.

4.	The Company completed the sale of 199,922 shares of our restricted common stock at a price of $1.80 per share for aggregate gross proceeds of $359,859.6 in a private placement to Dato Seri Dr. How Kok Choong and Fortune Wealth (Asia) Limited.

5.	The Company completed the sale of 278,162 shares of our restricted common stock at a price of $2.00 per share for aggregate gross proceeds of $556,324 in a private placement to CPN Investment Ltd and Fortune Wealth (Asia) Limited.

6.	The Company completed the sale of 27,472 shares of our restricted common stock at a price of $2.50 per share for aggregate gross proceeds of $68,680 in a private placement to Fortune Wealth (Asia) Limited.

7.	The Company issued 340,645 restricted common shares at a price of $3.50 per share, representing an aggregate purchase price of $1,192,258, for the acquisition of 60% of the issued and outstanding securities of Billion Sino Holdings Limited.

As of June 30, 2017, the Company had cash on hand of $1,302,627 and expects to be able to maintain its basic operating requirements for approximately twelve months and to meet its current obligations.

As of June 30, 2017, there were 53,233,960 shares of common stock issued and outstanding.

Results of Operations

During the three and six months ended June 30, 2017, we operated in three regions: Hong Kong, Malaysia and China. We derived income from rental activities of our commercial properties and the provision of services. A table further describing our revenue and cost of revenues is set forth below:

	Three months ended June 30		Six months ended June 30,
	2017	2016	2017	2016
REVENUES, NET
- Rental income	$56,661	$20,871	$85,818	$44,126
- Service income
Related parties	12,612	111,345	90,383	156,448
Unrelated parties	984,870	621,031	1,653,265	1,004,336
Total revenues	1,054,143	753,247	1,829,466	1,204,910

COST OF REVENUES
- Cost of rental	(18,817)	(16,396)	(30,901)	(26,714)
- Cost of service	(122,997)	(276,476)	(267,476)	(502,215)
Total cost of revenues	(141,814)	(292,872)	(298,377)	(528,929)

GROSS PROFIT	912,329	460,375	1,531,089	675,981

OPERATING EXPENSES:
General and administrative	(683,467)	(440,951)	(1,394,216)	(857,767)

PROFIT (LOSS) FROM OPERATIONS	228,862	19,424	136,873	(181,786)

OTHER EXPENSES:
Interest expense	(7,787)	(19,301)	(14,748)	(45,686)

PROFIT (LOSS) BEFORE INCOME TAX AND NON-CONTROLLING INTEREST	221,075	123	122,125	(227,472)
Income tax expense	(1,143)	(9,157)	(13,989)	(14,746)
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	219,932	(9,034)	108,136	(242,218)
Less: Net Income (loss) attributable to non-controlling interest	14,459	1,644	17,768	(435)

NET INCOME (LOSS) ATTRIBUTED TO GREENPRO CAPITAL CORP. COMMON STOCKHOLDERS	234,391	(7,390)	125,904	(242,653)
Other comprehensive loss:
- Foreign currency translation income (loss)	(2,172)	(13,827)	(8,606)	32,683
COMPREHENSIVE INCOME (LOSS)	$232,219	$(21,217)	$117,298	$(209,970)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	53,134,942	52,079,771	52,883,811	52,021,764

Comparison of the three months ended June 30, 2017 and June 30, 2016

Revenues, net

Total revenue was $1,054,143 and $753,247 for the three months ended June 30, 2017 and 2016, respectively. The increased amount of $300,896 was due to the broadening of the range of services offered and the increase in our client base. We expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

Rental Income

Revenue from rental was $56,661 and $20,871 for the three months ended June 30, 2017 and 2016, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Service Income

Revenue from the provision of services was $997,482 and $732,376 for the three months ended June 30, 2017 and 2016, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial review. We experienced an increase in service income as a result of our integration of clients as a result of our acquisitions and increased focus on high-end   services.

Cost of Revenues

Total cost of revenues was $141,814 and $292,872 for the three months ended June 30, 2017 and 2016, respectively. The decrease was primarily attributed to more profitable contracts with fewer costs incurred.

The overall gross profit for the Company was $912,329 and $460,375 for the three months ended June 30, 2017 and 2016, respectively. Gross profit as a percentage of total revenues was 87% and 61% for the same period ended June 30, 2017 and 2016, respectively. The increase was due to cost savings and high profit margin projects.

 Cost of rental

Cost of revenue on rental was $18,817 and $16,396 for the three months ended June 30, 2017 and 2016, respectively. It includes the costs associated with government rent and rates, repairs, maintenance, property insurance, depreciation and other related administrative costs.

Cost of service

Costs of revenue on provision of services were $122,997 and $276,476 for the three months ended June 30, 2017 and 2016, respectively. It primarily consists of company formation cost, government fees and other professional fees. The decrease in the cost of service is mainly due to competitive prices from service providers and professional parties.

Operating Expenses

General and administrative expenses

General and administrative expenses were $683,467 and $440,951 for the three months ended June 30, 2017 and 2016, respectively. The general and administrative expenses consists primarily of salary and wages of $311,904, rent and rates of $51,155, directors’ remuneration of $51,091 and consulting fees of $40,609. We expect our G&A to continue to increase as we integrate our business acquisitions, expand our offices into new jurisdictions, and deepen our existing businesses.

Attributable to non-controlling interest

The Company records income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of consolidated subsidiaries.

As of June 30, 2017, the Company holds 60% of the shareholdings of Forward Win International Limited and attributed a net income of $1,354 to the non-controlling interest of Forward Win International Limited for the three months ended June 30, 2017.

As of June 30, 2017, the Company holds 60% of the shareholdings of Yabez (Hong Kong) Company Limited and attributed a net loss of $1,326 to the non-controlling interest of Yabez (Hong Kong) Company Limited for the three months ended June 30, 2017.

As of June 30, 2017, the Company holds 51% of the shareholdings of Greenpro Capital Village Sdn Bhd and attributed a net income of $629 to the non-controlling interest of Greenpro Capital Village Sdn Bhd for the three months ended June 30, 2017.

As of June 30, 2017, the Company holds 60% of the shareholdings of Greenpro Wealthon Sdn Bhd and attributed a net income of $3,361 to the non-controlling interest of Greenpro Wealthon Sdn Bhd for the three months ended June 30, 2017.

As of June 30, 2017, the Company holds 60% of the shareholdings of Billion Sino Holdings Limited and attributed a net loss of $17,300 to the non-controlling interest of Billion Sino Holdings Limited from the acquisition date through the six months ended June 30, 2017.

Net Loss

The net income was $234,391 for the three months ended June 30, 2017 and the net loss was $7,390 for the three months ended June 30, 2016. The increase in net income is due to the cost control and increase in services income.

Comparison of the six months ended June 30, 2017 and June 30, 2016

Revenues, net

Total revenue was $1,829,466 and $1,204,910 for the six months ended June 30, 2017 and 2016, respectively. The increased amount of $624,556 was due to the broadening of the range of services offered and the increase in our client base. We expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

Rental Income

Revenue from rental was $85,818 and $44,126 for the six months ended June 30, 2017 and 2016, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Service Income

Revenue from the provision of services was $1,743,648 and $1,160,784 for the six months ended June 30, 2017 and 2016, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial review. We experienced an increase in service income as a result of our integration of clients in connection with of our acquisitions and increased focus on high-end services.

Cost of Revenues

Total cost of revenues was $298,377 and $528,929 for the six months ended June 30, 2017 and 2016, respectively. The decrease was primarily attributed to more profitable contracts with fewer costs incurred.

The overall gross profit for the Company was $1,531,089 and $675,981 for the six months ended June 30, 2017 and 2016, respectively. Gross profit as a percentage of total revenues was 84% and 56% for the same period ended June 30, 2017 and 2016, respectively. The increase was due to cost savings and high profit margin projects.

Cost of rental

Cost of revenue on rental was $30,901 and $26,714 for the six months ended June 30, 2017 and 2016, respectively. It includes the costs associated with government rent and rates, repairs, maintenance, property insurance, depreciation and other related administrative costs.

Cost of service

Costs of revenue on provision of services were $267,476 and $502,215 for the six months ended June 30, 2017 and 2016, respectively. It primarily consists of company formation cost, government fees and other professional fees. The decrease in the cost of service is mainly due to competitive prices from service providers and professional parties.

Operating Expenses

General and administrative expenses

General and administrative expenses were $1,394,216 and $857,767 for the six months ended June 30, 2017 and 2016, respectively. The general and administrative expenses consists primarily of salary and wages of $556,233, rent and rates of $198,478, directors’ remuneration of $105,999 and consulting fees of $100,967. We expect our G&A to continue to increase as we integrate our business acquisitions, expand our offices into new jurisdictions, and deepen our existing businesses.

Attributable to non-controlling interest

The Company records income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of consolidated subsidiaries.

As of June 30, 2017, the Company holds 60% of the shareholdings of Forward Win International Limited and attributed a net income of $1,209 to the non-controlling interest of Forward Win International Limited for the six months ended June 30, 2017.

As of June 30, 2017, the Company holds 60% of the shareholdings of Yabez (Hong Kong) Company Limited and attributed a net loss of $791 to the non-controlling interest of Yabez (Hong Kong) Company Limited for the six months ended June 30, 2017.

As of June 30, 2017, the Company holds 51% of the shareholdings of Greenpro Capital Village Sdn Bhd and attributed a net loss of $4,253 to the non-controlling interest of Greenpro Capital Village Sdn Bhd for the six months ended June 30, 2017.

As of June 30, 2017, the Company holds 60% of the shareholdings of Greenpro Wealthon Sdn Bhd and attributed a net income of $3,591 to the non-controlling interest of Greenpro Wealthon Sdn Bhd for the six months ended June 30, 2017.

As of June 30, 2017, the Company holds 60% of the shareholdings of Billion Sino Holdings Limited and attributed a net loss of $17,300 to the non-controlling interest of Billion Sino Holdings Limited from acquisition date till the six months ended June 30, 2017.

Net Loss

The net income was $125,904 for the six months ended June 30, 2017 and the net loss was $242,653 for the six months ended June 30, 2016. The increase in net income is due to the cost control and increase in services income.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this quarterly report, we are not aware of any trends, uncertainties, demands, commitments or events for the six months ended June 30, 2017 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2017.

Contractual Obligations

As of June 30, 2017, the Company leases an office in Hong Kong under a non-cancellable operating lease that expires in August 2018. The lease, which covers a term of two years, generally provides for renewal options at specified rental amounts. The Company’s subsidiaries lease certain office premises in the PRC under a non-cancellable operating lease that expire in December 2017. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts. The Company’s subsidiaries lease an office in Hong Kong under a non-cancellable operating lease that expires in April 2018. The lease, which covers a term of two years, generally provides for renewal options at specified rental amounts.

Related Party Transactions

Related party transactions amounted to $90,383 and $156,449 for the six months ended June 30, 2017 and 2016, respectively, in business consulting and advisory income.

The amount due from related parties was $31,993 and $30,215 as of June 30, 2017 and 2016, respectively. The amounts due to related parties were $1,443,040 and $1,463,386 as of June 30, 2017 and 2016, respectively.

Our related parties are those companies where Greenpro Venture Capital Limited owns a certain percentage of the shares of such companies. One related party is under common control of Mr. Loke Che Chan, Gilbert, a director of the Company. All of these related party transactions are generally transacted at an arms-length basis at the current market value in the normal course of business.

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

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed (none as of June 30, 2017), and projected margin on future unit sales. The Company pays particular attention to discern if inventory is moving at a slower than expected pace or where margins are trending downward.

●	Investment Property

Investment Property is stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Categories	Expected useful life	Residual value
Leasehold land and buildings	50 years	-
Furniture and fixtures	3 - 10 years	5%
Office equipment	3 - 10 years	5% - 10%
Leasehold improvement	Over the shorter of estimated useful life or	-
term of lease

The cost of leasehold land and buildings includes the purchase price of property, legal fees, and other acquisition costs.

●	Plant and equipment

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

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trade marks registered in Hong Kong, the PRC, and Malaysia, which are amortized on a straight-line basis over a useful life of ten years. Intangible assets acquired in business combinations are considered customer lists and order backlogs amortized on a straight-line basis over a useful life of five years and six years, respectively.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the six months ended June 30, 2017 and 2016.

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

●	Business Combination

ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2017, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) ineffective controls over period end financial disclosure and reporting processes; and (2) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of June 30, 2017.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered sale of equity securities were reported in a Current Report on Form 8-K filed with SEC on April 18, 2017.

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
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

