Form 10-Q
period 2017-09-30
Greenpro Capital Corp.
filed 2017-11-14
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2017

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

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2017
Common Stock, $.0001 par value	53,233,960

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

	Condensed Interim Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016 (audited)	3

	Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2017 (unaudited) and 2016 (unaudited)	4

	Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 (unaudited) and 2016 (unaudited)	5

	Notes to Condensed Interim Consolidated Financial Statements	6 - 27

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28-41

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41

ITEM 4.	CONTROLS AND PROCEDURES	42

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	43

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	43

ITEM 4	MINE SAFETY DISCLOSURES	43

ITEM 5	OTHER INFORMATION	43

ITEM 6	EXHIBITS	43

SIGNATURES		44

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,459,332	$1,021,351
Accounts receivable	751,326	439,217
Inventory – finished property	3,747,732	3,747,732
Amounts due from related companies	33,190	30,215
Prepayments and other receivables	590,893	84,965
Total current assets	7,582,473	5,323,480

Non-current assets:
Investment Property, net	998,741	1,014,289
Plant and equipment, net	82,337	38,531
Cash surrender value of life insurance, net	74,277	56,058
Investments in unconsolidated entities	257,195	52,195
Intangible assets, net	466,810	472,320
Goodwill	2,686,650	1,472,729
Total non-current assets	4,566,010	3,106,122
TOTAL ASSETS	$12,148,483	$8,429,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,293,134	$241,789
Amounts due to related parties	1,625,515	1,463,386
Amounts due to directors	220,569	46,109
Current portion of long-term bank loans	14,678	13,042
Income tax payable	69,654	18,077
Total current liabilities	3,223,550	1,782,403

Non-current liabilities
Deferred income tax liabilities	15,520	-
Long-term bank loans	576,547	554,128
Total non-current liabilities	592,067	554,128

Total liabilities	3,815,617	2,336,531

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 53,233,960 and 52,387,759 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	5,323	5,239
Additional paid in capital	8,807,968	6,626,958
Accumulated other comprehensive income	80,173	102,898
Accumulated deficit	(751,056)	(790,254)
Total Greenpro Capital Corp. stockholders’ equity	8,142,408	5,944,841
Non-controlling interest	190,458	148,230

Total stockholders’ equity	8,332,866	6,093,071

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,148,483	8,429,602

See accompanying notes to the condensed interim consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended September 30		Nine months ended September 30,
	2017	2016	2017	2016
REVENUES, NET
- Rental income	$53,464	$25,837	$139,281	$69,963
- Service income
Related parties	23,753	11,228	114,136	167,676
Unrelated parties	932,537	498,651	2,585,803	1,502,987
Total revenues	1,009,754	535,716	2,839,220	1,740,626

COST OF REVENUES
- Cost of rental	(17,737)	(10,507)	(48,639)	(37,221)
- Cost of service
Third parties	(251,063)	(239,751)	(518,538)	(741,966)
Total cost of revenues	(268,800)	(250,258)	(567,177)	(779,187)

GROSS PROFIT	740,954	285,458	2,272,043	961,439

OPERATING EXPENSES:
General and administrative	(778,599)	(379,291)	(2,172,815)	(1,237,058)

PROFIT (LOSS) FROM OPERATIONS	(37,645)	(93,833)	99,228	(275,619)

OTHER EXPENSES:
Interest expense	(8,366)	(13,668)	(23,114)	(59,354)

PROFIT (LOSS) BEFORE INCOME TAX AND NON-CONTROLLING INTEREST	(46,011)	(107,501)	76,114	(334,973)
Income tax expense	(57,384)	(17,928)	(71,373)	(32,674)
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(103,395)	(125,429)	4,741	(367,647)
Less: Net Income (loss) attributable to non-controlling interest	16,688	(1,883)	34,456	(2,318)

NET INCOME (LOSS) ATTRIBUTED TO GREENPRO CAPITAL CORP. COMMON STOCKHOLDERS	(86,707)	(127,312)	39,197	(369,965)
Other comprehensive loss:
- Foreign currency translation income (loss)	(7,685)	(11,834)	(22,725)	20,849
COMPREHENSIVE INCOME (LOSS)	$(94,392)	$(139,146)	$16,472	$(349,116)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	53,233,960	52,221,255	53,001,810	52,088,746

See accompanying notes to the condensed interim consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$4,741	$(367,647)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	138,157	124,308
Gain on investment in securities	-	(3,600)
Increase in cash surrender value on life insurance	(18,218)	(18,356)
Changes in operating assets and liabilities:
Accounts receivable	(355,964)	(66,050)
Prepayments and other receivables	(392,721)	140,329
Inventory – finished property		(755)
Accounts payable and accrued liabilities	(268,416)	(281,765)
Deferred revenue	-	(174,546)
Income tax payable	50,934	33,814
Net cash provided by (used in) operating activities	(841,487)	(614,268)

Cash flows from investing activities:
Purchase of property, plant and equipment	(70,938)	(15,484)
Purchase of intangible assets	-	(600)
Cash proceeds from acquisition of subsidiaries	145,354	-
Withdrawal of shares subscribed of associates	-	2,160
Long-term investment	(205,000)	-
Net cash used in investing activities	(130,584)	(13,924)

Cash flows from financing activities:
Proceeds from share issuance	984,864	412,000
Proceeds from non-controlling interest	-	106
Repayments to related parties	(18,768)	(654,703)
Advances from related parties	-	41,736
Repayments to shareholders	(4,740)	-
Advances from (Repayments to) directors	157,593	(125,149)
Proceeds from short term loan	1,032,258	-
Capital contribution of a minority interest	180,809	-
Repayment of bank borrowings	(10,390)	(10,157)
Net cash provided by (used in) financing activities	2,321,626	(334,167)

Effect of exchange rate changes in cash and cash equivalents	88,426	5,861

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,437,981	(956,498)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,021,351	1,587,861

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,459,332	$631,363
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Shares issued for acquisition of subsidiaries	$1,192,258	$-
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$59,354

See accompanying notes to the condensed interim consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

On July 31, 2015, the Company further entered into various Sale and Purchase Agreements to purchase the following companies:

(i)	100% of the issued and outstanding shares and the assets of A&G International Limited (“A&G”), a company incorporated in Belize. GRNQ agreed to issue 1,842,000 shares of its restricted common stock at $0.52 per share to the stockholder of A&G, representing an aggregate purchase consideration of $957,840. Ms. Yap Pei Ling, the sole stockholder and director of A&G, is the spouse of a director of the Company.

(ii)	100% of the issued and outstanding shares and the assets of Falcon Secretaries Limited, Ace Corporate Services Limited, and Shenzhen Falcon Financial Consulting Limited (collectively refer as “F&A”). GRNQ agreed to issue 2,080,200 shares of its restricted common stock at $0.52 per share to the stockholder of F&A, representing an aggregate purchase consideration of $1,081,740. Ms. Chen Yan Hong, an independent third party, is the sole stockholder of F&A.

(iii)	60% of the issued and outstanding shares and the assets of Yabez (Hong Kong) Company Limited (“Yabez”), a company incorporated in Hong Kong. GRNQ agreed to issue 486,171 shares of its restricted common stock at $0.52 per share to the stockholders of Yabez, representing an aggregate purchase consideration of $252,808. Mr. Cheng Chi Ho and Ms. Wong Kit Yi, both are independent third parties, are the stockholders of Yabez with 51% and 49% of the shareholdings, respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

We intend to apply to have our common stock listed on the NASDAQ Capital Market under the symbol “GRNQ.”. We have submitted Form S-1 to the Securities and Exchange Commission on August 2, 2017 to embark on the application for listing on the NASDAQ Capital Market.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

●  Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These unaudited interim consolidated financial statements are condensed and should be read in conjunction with the audited consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2016. These unaudited interim statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The results for the nine-month period may not be indicative of a full year’s result.

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

The allowance for any uncollectible accounts for nine months ended September 30, 2017 was zero.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed (none as of September 30, 2017), and projected margin on future unit sales. The Company pays particular attention to discern if inventory is moving at a slower than expected pace or where margins are trending downward. As at September 30, 2017, the Company determined inventory – finished property was not impaired.

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

Depreciation expense, classified as cost of rental, for the nine months ended September 30, 2017 and 2016 were $22,516 and $22,285, respectively.

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

Depreciation expense, classified as operating expenses, for the nine months ended September 30, 2017 and 2016 were $15,015 and $11,513, respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the nine months ended September 30, 2017 and 2016.

Amortization expense for the nine months ended September 30, 2017 and 2016 were $100,626 and $90,509 respectively.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

The Company leases its commercial office premises in Malaysia and Hong Kong under various non-cancelable operating leases with terms of two to three years and renewal options. For the nine months ended September 30, 2017, the Company has recorded $139,281 in rental revenue, based upon its annual rental over the life of the lease under operating lease, using straight-line method.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2017	2016
Period-end MYR : US$1 exchange rate	4.22	4.12
Period-average MYR : US$1 exchange rate	4.33	4.17
Period-end RMB : US$1 exchange rate	6.65	6.67
Period-average RMB : US$1 exchange rate	6.79	6.52
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

	For the nine months ended September 30
	2017	2016
	(unaudited)	(unaudited)
Revenue	$3,126,923	$1,879,063
Gross profit	2,281,475	1,003.807
Operating income (loss)	80,139	(322,635)
Net income (loss)	$20,107	$(194,350)
Net income (loss) per share	0.00	(0.00)

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 4 - AMOUNT DUE FROM RELATED COMPANIES

	As of	As of
	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Amount Due From Related Companies	33,190	30,215
Total	$33,190	$30,215

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

NOTE 6 - INVESTMENT PROPERTY

	As of	As of
	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Leasehold land and buildings for rental purpose	$1,046,066	$1,044,213
Furniture and fixtures	68,964	64,695
Office equipment	16,395	12,263
Leasehold improvement	90,645	87,920
	1,222,070	1,209,091
Less: Accumulated depreciation	(223,329)	(194,802)
Total	$998,741	$1,014,289

Depreciation expense, classified as cost of rental, was $22,516 and $22,285 for the nine months ended September 30, 2017 and 2016, respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 7 - PLANT AND EQUIPMENT

	As of	As of
	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Furniture and fixtures	$48,145	$27,570
Office equipment	46,625	31,078
Leasehold improvement	41,747	13,992
	136,517	72,640
Less: Accumulated depreciation	(54,180)	(34,109)
Total	$82,337	$38,531

Depreciation expense, classified as operating expenses, was $15,015 and $11,513 for the nine months ended September 30, 2017 and 2016, respectively.

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

A summary of the net cash surrender value of life insurance as of September 30, 2017 is reported below:

	As of September 30, 2017	As of December 31, 2016
	(unaudited)	(audited)
Cash surrender value of life insurance	$190,750	$172,531
Less: policy loan balance outstanding	(116,473)	(116,473)

Cash surrender value of life insurance, net	$74,277	$56,058

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

For the nine months ended September 30, 2017, the Company invested in four unconsolidated entities, namely Agape ATP Corporation, Dongjia, Inc., Aquarius Protection Fund SPC and Bioplus Life Corp., with initial investment amounts of $1,750, $1,500, $200,000, and $1,750 respectively. The Company’s ownership was less than 5% in each investment and each investment is accounted for under the cost method of accounting.

For the year ended December 31, 2016, the Company invested in four unconsolidated entities, in which the Company’s ownership ranges from 19% to 50% and are accounted for under the equity method of accounting, with initial investment amount aggregated of $10,507. The Company recognized its share of loss on investments in unconsolidated entities of $0 and $10,507 for nine months ended September 30, 2017 and for the year ended December 31, 2016, respectively.

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

Combined summarized financial information for all the unconsolidated entities (under equity method of accounting) are as follows:

	As of September 30, 2017	As of December 31, 2016

Total assets	$981,529	$1,642,569
Total liabilities	$563,606	$897,032

	For the nine months ended September 30, 2017	For the year ended December 31, 2016

Revenue	$144,184	$168,742
Net loss for the period/year	$444,311	$1,256,789

NOTE 10 –INTANGIBLE ASSETS

	As of	As of
	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Trademarks	$6,186	$5,127
Customer Lists (Acquired in Business Combination)	624,500	624,500
Order Backlogs (Acquired in Business Combination)	94,057	-
	724,743	629,627
Less: Accumulated amortization	(257,933)	(157,307)
Total	$466,810	$472,320

Amortization expense for the nine months ended September 30, 2017 and 2016 were $100,626 and $90,509 respectively.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

	As of	As of
	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Accounts payable	$49,669	$39,971
Receipts in advance	-	4,261
Short term loan	1,032,258	-
Other payables and accrued liabilities	211,207	197,557
Total	$1,293,134	$241,789

NOTE 12 - AMOUNTS DUE TO RELATED PARTIES

	As of	As of
	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Amounts due to shareholders	$394	$4,883
Amount due to non-controlling interest party	1,622,357	1,441,548
Amount due to related companies	2,764	16,955
Total	$1,625,515	$1,463,386

For the amount due to related companies, those are expenses paid to third parties by the related companies, they are interest free and repayable on demand.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

As of September 30, 2017, the non-controlling interest party of Forward Win advanced $1,441,548 to the Company, which is unsecured, bears no interest and is payable upon demand, for the purchase of real properties for trading purposes.

NOTE 13 - AMOUNTS DUE TO DIRECTORS

As of September 30, 2017, the directors of the Company advanced collectively $220,569 to the Company, which is unsecured, bears no interest and is payable upon demand, for working capital purposes. Imputed interest is considered insignificant.

NOTE 14 - LONG-TERM BANK LOANS

	As of	As of
	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Bank loans from financial institutions in Malaysia
Standard Chartered Saadiq Berhad	$351,032	$337,464
United Overseas Bank (Malaysia) Berhad	240,193	229,706
	591,225	567,170
Less: current portion	(14,678)	(13,042)
Bank loan, net of current portion	$576,547	$554,128

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

Maturities of the long-term bank loans for each of the five years and thereafter following September 30, 2017 are as follows:

Year ending September 30:
2018	$14,678
2019	15,496
2020	16,167
2021	17,017
2022	17,835
Thereafter	510,032

Total	$591,225

For the nine months ended September 30, 2017 and 2016, the base lending rate are 6.70% and 6.81% per annum, respectively.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

As of September 30, 2017, the Company has 53,233,960 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 16 - INCOME TAXES

The income (loss) before income taxes of the Company for the nine months ended September 30, 2017 and 2016 were comprised of the following:

	For the nine months ended September 30,
	2017	2016
Tax jurisdictions from:
– Local	$(401,446)	$(736,416)
– Foreign, representing:
BVI	(42,140)	(91,165)
Belize	696,346	376,143
Anguilla	(2,121)	3,606
Malaysia	(132,305)	(8,508)
Australia	-	(4,222)
Seychelles	(559)	-
Hong Kong	37,691	140,496
The PRC	(79,350)	(14,907)
Income (Loss) before income taxes	$76,114	$(334,973)

Provision for income taxes consisted of the following:

For the nine months ended September 30,
	2017	2016

Current:
– Local	$-	$-
– Foreign, representing:
BVI	-	-
Belize	-	-
Anguilla	-	-
Hong Kong	71,039	32,674
The PRC	-	-
Seychelles	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$71,039	$32,674

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

United States of America

GRNQ is registered in the State of Nevada and is subject to United States of America tax law. As of September 30, 2017, the operations in the United States of America incurred $1,581,161 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of approximately $553,406 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is not likely that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Belize

Under the current Laws of Belize, the Company’s subsidiaries are registered as a Belizean International Business Corporation which is subject to 0% income tax rate.

Anguilla

Under the current laws of the Anguilla, GPVC and GPVC (Qianhai) are registered as an international business company which is governed by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla. For the nine months ended September 30, 2017, the GPVC and GPVC (Qianhai) incurred aggregated net operating loss of $2,121. For the nine months ended September 30, 2016, the GPVC and GPVC (Qianhai) incurred aggregated net operating gain of $3,606.

Seychelles

Under the current laws of the Seychelles, Billion Sino Holdings Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that incorporated in Seychelles, but does not do business in Seychelles, is not subject to income tax there. Billion Sino Holdings Limited did not do business in Seychelles for the nine months ended September 30, 2017, and it does not intend to do business in Seychelles in the future.

Hong Kong

All of the Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income for its tax year. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	For the nine months ended September 30,
	2017	2016

Subsidiary with operating income before income tax	$430,532	$198,184
Subsidiaries with loss before income tax	(304,416)	(42,538)

Net income before income tax	126,116	155,646

Subsidiary with operating income before income tax	$430,532	$198,184
Statutory income tax rate	16.5%	16.5%

Income tax at Hong Kong statutory income tax rate	71,039	32,700

Income tax paid	334	-
Tax effect of tax loss brought forward	-	-
Tax effect of tax reduction	-	(26)
Income tax expense	$71,373	$32,674

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of September 30, 2017, therefore no deferred tax assets or liabilities have been recognized.

The PRC

GMC(SZ) and SZ Falcon are operating in the PRC subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the nine months ended September 30, 2017, the GMC(SZ) and SZ Falcon incurred aggregated operating loss of $73,984, which can be carried forward up to five years to offset its taxable income. For the nine months ended September 30, 2016, the GMC(SZ) and SZ Falcon incurred aggregated operating loss of $14,907. As of September 30, 2017, the operations in the PRC incurred $314,820 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2022, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $78,706 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

GRSB, GCVSB and GWSB are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. For the nine months ended September 30, 2017 and 2016, GRSB, GCVSB and GWSB incurred an aggregated operating loss of $132,305 and $8,508, respectively which can be carried forward indefinitely to offset its taxable income. As of September 30, 2017, the operations in the Malaysia incurred $360,531 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward indefinitely. The Company has provided for a full valuation allowance against the deferred tax assets of $72,107 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2017 and December 31, 2016:

	As of	As of
	September 30, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$553,406	$412,900
– The PRC	78,706	60,209
– Malaysia	72,107	45,645
	704,219	518,754
Less: valuation allowance	(704,219)	(518,754)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $704,219 as of September 30, 2017. During the period ended September 30, 2017, the valuation allowance increased by $185,465, primarily relating to net operating loss carryforwards from the various tax regime.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 17 - RELATED PARTY TRANSACTIONS

	For the nine months ended September 30,
	2017	2016
Business consulting and advisory service income
- Related party A	$3,484	131,079
- Related party B	110,652	-
- Related party C	-	446
- Related party D	-	357
- Related party E	-	34,106
- Related party F	-	1,688
Total	114,136	167,676

Related party A, C and D are under common control of Mr. Loke Che Chan, Gilbert, a director of the Company.

Related party B represent companies where Greenpro Venture Capital Limited owns a certain percentage of their company shares.

Related party E is under common control of Ms. Chen Yanhong, the director of GMC(SZ), a wholly-owned subsidiary of the Company.

Related party F is both under common control of Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert, the directors of the Company.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. (See Note 2). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the three months ended September 30, 2017 (unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$53,464	$956,290	$-	$1,009,754
Cost of revenues	(17,737)	(251,063)	-	(268,800)
Gross income	35,724	705,227	-	740,954

Depreciation and amortization	7,765	42,498	-	50,263
Net income (loss)	12,269	(114,170)	(1,494)	(103,395)
Total assets	3,804,070	8,108,287	236,126	12,148,483
Expenditure for long-lived assets	$-	$32,494	$-	$32,494

	For the three months ended September 30, 2016 (unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$25,837	$509,879	$-	$535,716
Cost of revenues	(10,507)	(239,751)	-	(250,258)

Gross income	15,330	270,128	-	285,458
Depreciation and amortization	-	3,746	(59,155)	(55,409)
Net income (loss)	(16,124)	(119,445)	8,257	(127,312)
Total assets	4,922,422	2,822,191	160,683	7,905,296
Expenditure for long-lived assets	$9,382	$6,094	$600	$16,076

	For the nine months ended September 30, 2017 (unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$139,281	$2,699,939	$-	$2,839,220
Cost of revenues	(48,639)	(518,538)	-	(567,177)
Gross income	90,642	2,181,401	-	2,272,043

Depreciation and amortization	12,037	126,120	-	138,157
Net income (loss)	30,422	(23,560)	(2,121)	4,741
Total assets	3,804,070	8,108,287	236,126	12,148,483
Expenditure for long-lived assets	$-	$70,938	$-	$70,938

	For the nine months ended September 30, 2016 (unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$69,963	$1,670,663	$-	$1,740,626
Cost of revenues	(37,221)	(741,966)	-	(779,187)

Gross income	32,742	928,697	-	961,439
Depreciation and amortization	-	11,513	-	11,513
Net income (loss)	14,286	(321,158)	(34,521)	(369,965)
Total assets	4,922,422	2,822,191	160,683	7,905,296
Expenditure for long-lived assets	$9,382	$6,094	$600	$13,076

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 19 - CONCENTRATIONS OF RISKS

(a) Major customers

For service income:

For the three months ended September 30, 2017, no customer accounted for 10% or more of the service income.

For the three months ended September 30, 2016, no customer accounted for 10% or more of the service income.

For the nine months ended September 30, 2017, only one customer accounted for 10% or more of the service income presented as follows:

	For the nine months ended September 30, 2017		September 30, 2017
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	298,000	10%	292,700
Total:	$298,000	10%	$292,700

For the nine months ended September 30, 2016, only one customer accounted for 10% or more of the Service income are presented as follows:

	For the nine months ended September 30, 2016		September 30, 2016
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$200,000	11%	$-
Total:	$200,000	11%	$-

(b) Major vendors

For the three months ended September 30, 2017 and 2016, no vendor accounted for 10% or more of the Company’s cost of revenues, with no accounts payable balance at year-end.

For the nine months ended September 30, 2017 and 2016, no vendor accounted for 10% or more of the Company’s cost of revenues, with no accounts payable balance at year-end.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

The aggregate lease expense for the nine months ended September 30, 2017 and 2016 were $348,184 and $227,049 respectively.

As of September 30, 2017, the Company has future minimum rental payments of $239,562 for office premises due under non-cancellable operating leases in the next twelve months.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 21 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2017 up through the date the Company issued the unaudited condensed interim consolidated financial statements with this Form 10-Q. There was no subsequent event that required recognition or disclosure.

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

Company Overview

Greenpro Capital Corp. (the “Company” or “Greenpro”), was incorporated in the State of Nevada on July 19, 2013. We provide cross-border business solutions and accounting outsourcing services to small and medium-size businesses located in Asia, with an initial focus on Hong Kong, Malaysia and China. Greenpro provides a range of services as a package solution (the “Package Solution”) to our clients, which we believe can assist our clients in reducing their business costs and improving their revenues.

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. One of our venture capital business segments is focused on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods, which will include education and support services, and (2) searching the investment opportunities in selected start-up and high growth companies, which may generate significant returns to the Company. Our venture capital business is focused on companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand and Singapore. Another one of our venture capital business segments is focused on rental activities of commercial properties and the sale of investment properties.

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

Liquidity and Capital Resources

As of September 30, 2017, we had working capital of $4,358,923 as compared to working capital of $3,541,077 as of December 31, 2016. The increase was due to an increase in cash and cash equivalents, accounts receivable and prepayments and other receivables. We had total current assets of $7,582,473 consisting of cash on hand of $2,459,332 and Inventory – finished property of $3,747,732 compared to total current assets of $5,323,480 as of December 31, 2016. The increase was due to the increase in accounts receivable from a client upon completion of a project, and prepayments and other receivables contributed by the rental deposit from the acquisition of Greenpro Credit and an initial deposit of purchasing office premises in Shenzhen. We had current liabilities of $3,223,550 consisting of amounts due to related parties of $1,625,515, and accounts payable and accrued liabilities of $1,293,134. The Company’s net income was $39,197 for the nine months ended September 30, 2017 and the Company’s net loss was $369,965 for the nine months ended September 30, 2016. The Company’s comprehensive income was $16,472 for the nine months ended September 30, 2017 and the Company’s comprehensive loss was $349,116 for the nine months ended September 30, 2016. The increase in net income and comprehensive income were due to a significant increase in revenue from the service income as a result of the acquisitions in previous years.

As of September 30, 2017, a related party advanced $1,441,548 to the Company to purchase inventory – finished property and another related party advanced $180,809 to the Company for business operation of one of the subsidiaries of the Company This loan carries no interest and is convertible into shares of our common stock in the future at the discretion of the holder. There is no maturity date and the conversion rate is the market rate upon the date of conversion.

As of September 30, 2017, our long-term liabilities consist of bank loans from Standard Chartered Saadiq Berhad, with 300 monthly installments of MYR9,287 (approximately $2,840) each and will mature in May 2038, and from United Overseas Bank (Malaysia) Berhad, with 360 monthly installments of MYR5,382 (approximately $1,645) each and will mature in August 2043. The maturities of the long-term bank loans for each of the five years and thereafter following September 30, 2017 are as follows:

Year ending September 30:
2018	$14,678
2019	15,496
2020	16,167
2021	17,017
2022	17,835
Thereafter	510,032

Total	$591,225

We believe the long maturity and relatively small amounts outstanding for the current portion of our bank loans will not impair our ability to improve our operating margins and regain profitability. Therefore, we believe they do not cause a substantial doubt over going concern.

Operating activities

Net cash used in operating activities was $841,487 for the nine months ended September 30, 2017 as compared to net cash used in operating activities of $614,268 for the nine months ended September 30, 2016. More operating cash was used in the Company in 2017 because of the decrease in other payable and accrued liabilities and the increase in accounts receivable, prepayments and other receivables.

The cash used in operating activities in 2017 was mainly from a decrease in accounts payable and accrued liabilities, and the increase in accounts receivable, prepayments and other receivables, while the cash used in operating activities in 2016 consisted primarily of a net loss for the period, a decrease in other payable and accrued liabilities, and a decrease in deferred revenue. Non-cash expenses totaled $119,939 and $102,352 for the nine months ended September 30, 2017 and 2016, respectively, which were primarily composed of depreciation and amortization of $138,157, and an increase in the cash surrender value on life insurance of $18,218 for the nine months ended September 30, 2017.

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

Investing activities

Net cash used in investing activities was $130,584 and $13,924 for the nine months ended September 30, 2017 and 2016, respectively.

The cash used in investing activities was mainly for the long-term investment and purchase of property, plant and equipment, offset by the cash proceeds from acquisition of subsidiaries in 2017. The Company invested in three unconsolidated entities, namely Agape ATP Corporation, Dongjia, Inc., Aquarius Protection Fund SPC and Bioplus Life Corp., with initial investment amounts of $1,750, $1,500, $200,000, and $1,750 respectively. Net Cash used in investing activities consisted primarily of purchases of property, plant and equipment in 2016.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $2,321,626 while net cash used in financing activities for the nine months ended September 30, 2016 was $334,167.

The cash provided by financing activities mainly resulted from the proceeds from share issuances of $984,864 and proceeds from short term loan of $1,032,258 in 2017.

Below is the tabular summary of the financing activities of the Company since inception:

Date	Shares issued	Cash Proceeds from share issuance	Recipients of Shares
January 13, 2017 (1)	199,922	$359,859.60	Two shareholders
March 8, 2017 (2)	278,162	$556,324	Two shareholders
April 18, 2017 (3)	27,472	$68,680	One shareholder
April 25, 2017 (4)	340,645	$-	Two shareholders

1.	The Company completed the sale of 199,922 shares of our restricted common stock at a price of $1.80 per share for aggregate gross proceeds of $359,859.60 in a private placement to Dato Seri, Dr. How Kok Choong and Fortune Wealth (Asia) Limited.

2.	The Company completed the sale of 278,162 shares of our restricted common stock at a price of $2.00 per share for aggregate gross proceeds of $556,324 in a private placement to CPN Investment Ltd and Fortune Wealth (Asia) Limited.

3.	The Company completed the sale of 27,472 shares of our restricted common stock at a price of $2.50 per share for aggregate gross proceeds of $68,680 in a private placement to Fortune Wealth (Asia) Limited.

4.	The Company issued 340,645 restricted common shares at a price of $3.50 per share, representing an aggregate purchase price of $1,192,258, for the acquisition of 60% of the issued and outstanding securities of Billion Sino Holdings Limited.

As of September 30, 2017, the Company had cash on hand of $2,459,332 and expects to be able to maintain its basic operating requirements for approximately twelve months and to meet its current obligations.

As of September 30, 2017, there were 53,233,960 shares of common stock issued and outstanding.

Results of Operations

During the three and nine months ended September 30, 2017, we operated in three regions: Hong Kong, Malaysia and China. We derived income from rental activities of our commercial properties and the provision of services. A table further describing our revenue and cost of revenues is set forth below:

	Three months ended September 30		Nine months ended September 30,
	2017	2016	2017	2016
REVENUES, NET
- Rental income	$53,464	$25,837	$139,281	$69,963
- Service income
Related parties	23,753	11,228	114,136	167,676
Unrelated parties	932,537	498,651	2,585,803	1,502,987
Total revenues	1,009,754	535,716	2,839,220	1,740,626

COST OF REVENUES
- Cost of rental	(17,737)	(10,507)	(48,639)	(37,221)
- Cost of service
Third parties	(251,063)	(239,751)	(518,538)	(741,966)
Total cost of revenues	(268,800)	(250,258)	(567,177)	(779,187)

GROSS PROFIT	740,954	285,458	2,272,043	961,439

OPERATING EXPENSES:
General and administrative	(778,599)	(379,291)	(2,172,815)	(1,237,058)

PROFIT (LOSS) FROM OPERATIONS	(37,645)	(93,833)	99,228	(275,619)

OTHER EXPENSES:
Interest expense	(8,366)	(13,668)	(23,114)	(59,354)

PROFIT (LOSS) BEFORE INCOME TAX AND NON-CONTROLLING INTEREST	(46,011)	(107,501)	76,114	(334,973)
Income tax expense	(57,384)	(17,928)	(71,373)	(32,674)
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(103,395)	(125,429)	4,741	(367,647)
Less: Net Income (loss) attributable to non-controlling interest	16,688	(1,883)	34,456	(2,318)

NET INCOME (LOSS) ATTRIBUTED TO GREENPRO CAPITAL CORP. COMMON STOCKHOLDERS	(86,707)	(127,312)	39,197	(369,965)
Other comprehensive loss:
- Foreign currency translation income (loss)	(7,685)	(11,834)	(22,725)	20,849
COMPREHENSIVE INCOME (LOSS)	$(94,392)	$(139,146)	$16,472	$(349,116)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	53,233,960	52,221,255	53,001,810	52,088,746

Comparison of the three months ended September 30, 2017 and September 30, 2016

Revenues, net

Total revenue was $1,009,754 and $535,716 for the three months ended September 30, 2017 and 2016, respectively. The increased amount of $474,038 was due to the broadening of the range of services offered and the increase in our client base. We expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

Rental Income

Revenue from rentals was $53,464 and $25,837 for the three months ended September 30, 2017 and 2016, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Service Income

Revenue from the provision of services was $956,290 and $509,879 for the three months ended September 30, 2017 and 2016, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial review services. We experienced an increase in service income as a result of our integration of clients in connection with our acquisitions and increased focus on high-end services.

Cost of Revenues

Total cost of revenues was $268,800 and $250,258 for the three months ended September 30, 2017 and 2016, respectively. The decrease was primarily attributed to more profitable service contracts with fewer costs incurred. The Company is in good relationship with the service providers and hence can obtain a lower fee or discount when compared to others.

The overall gross profit for the Company was $740,954 and $285,458 for the three months ended September 30, 2017 and 2016, respectively. Gross profit as a percentage of total revenues was 73% and 53% for the same period ended September 30, 2017 and 2016, respectively. The increase was due to cost savings and high profit margin projects.

Cost of rental

Cost of revenue on rentals was $17,737 and $10,507 for the three months ended September 30, 2017 and 2016, respectively. It includes the costs associated with government rent and rates, repairs, maintenance, property insurance, depreciation and other related administrative costs.

Cost of service

Costs of revenue on provision of services were $251,063 and $239,751 for the three months ended September 30, 2017 and 2016, respectively. It primarily consists of company formation costs, government fees and other professional fees. The decrease in the cost of service is mainly due to competitive prices from service providers and professional parties.

Operating Expenses

General and administrative expenses

General and administrative expenses were $778,599 and $379,291 for the three months ended September 30, 2017 and 2016, respectively. The general and administrative expenses consist primarily of salary and wages of $322,780, rent and rates of $149,706, professional fee of $149,706 and directors’ remuneration of $53,051. We expect our G&A to continue to increase as we integrate our business acquisitions, expand our offices into new jurisdictions, and deepen our existing businesses.

Attributable to non-controlling interest

The Company records income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of consolidated subsidiaries.

As of September 30, 2017, the Company holds 60% of the shareholdings of Forward Win International Limited and attributed net income of $5,186 to the non-controlling interest of Forward Win International Limited for the three months ended September 30, 2017.

As of September 30, 2017, the Company holds 60% of the shareholdings of Yabez (Hong Kong) Company Limited and attributed a net loss of $6,926 to the non-controlling interest of Yabez (Hong Kong) Company Limited for the three months ended September 30, 2017.

As of September 30, 2017, the Company holds 51% of the shareholdings of Greenpro Capital Village Sdn Bhd and attributed net income of $106 to the non-controlling interest of Greenpro Capital Village Sdn Bhd for the three months ended September 30, 2017.

As of September 30, 2017, the Company holds 60% of the shareholdings of Greenpro Wealthon Sdn Bhd and attributed a net loss of $3,212 to the non-controlling interest of Greenpro Wealthon Sdn Bhd for the three months ended September 30, 2017.

As of September 30, 2017, the Company holds 60% of the shareholdings of Billion Sino Holdings Limited and attributed a net loss of $7,514 to the non-controlling interest of Billion Sino Holdings Limited from the acquisition date through the nine months ended September 30, 2017.

Net Loss

The net loss was $86,707 for the three months ended September 30, 2017 and the net loss was $127,312 for the three months ended September 30, 2016. The increase in net income is due to cost controls and an increase in services income.

Comparison of the nine months ended September 30, 2017 and September 30, 2016

Revenues, net

Total revenue was $2,839,220 and $1,740,626 for the nine months ended September 30, 2017 and 2016, respectively. The increase of $1,098,594 was due to the broadening of the range of services offered and the increase in our client base. We expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

Rental Income

Revenue from rentals was $139,281 and $69,963 for the nine months ended September 30, 2017 and 2016, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Service Income

Revenue from the provision of services was $2,699,939 and $1,670,663 for the nine months ended September 30, 2017 and 2016, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial review services. We experienced an increase in service income as a result of our integration of clients in connection with our acquisitions and increased focus on high-end services.

Cost of Revenues

Total cost of revenues was $567,177 and $779,187 for the nine months ended September 30, 2017 and 2016, respectively. The decrease was primarily attributed to more profitable contracts with fewer costs incurred.

The overall gross profit for the Company was $2,272,043 and $961,439 for the nine months ended September 30, 2017 and 2016, respectively. Gross profit as a percentage of total revenues was 80% and 55% for the same period ended September 30, 2017 and 2016, respectively. The increase was due to cost savings and high profit margin projects.

Cost of rental

Cost of revenue on rentals was $48,639 and $37,221 for the nine months ended September 30, 2017 and 2016, respectively. It includes the costs associated with government rent and rates, repairs, maintenance, property insurance, depreciation and other related administrative costs.

Cost of service

Costs of revenue on provision of services were $518,538 and $741,966 for the nine months ended September 30, 2017 and 2016, respectively. It primarily consists of company formation costs, government fees and other professional fees. The decrease in the cost of service is mainly due to competitive prices from service providers and professional parties.

Operating Expenses

General and administrative expenses

General and administrative expenses were $2,172,815 and $1,237,058 for the nine months ended September 30, 2017 and 2016, respectively. The general and administrative expenses consist primarily of salary and wages of $879,013, rent and rates of $348,184, professional fee of $280,260 and directors’ remuneration of $159,050. We expect our G&A to continue to increase as we integrate our business acquisitions, expand our offices into new jurisdictions, and deepen our existing businesses.

Attributable to non-controlling interest

The Company records income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of consolidated subsidiaries.

As of September 30, 2017, the Company holds 60% of the shareholdings of Forward Win International Limited and attributed net income of $6,395 to the non-controlling interest of Forward Win International Limited for the nine months ended September 30, 2017.

As of September 30, 2017, the Company holds 60% of the shareholdings of Yabez (Hong Kong) Company Limited and attributed a net loss of $7,717 to the non-controlling interest of Yabez (Hong Kong) Company Limited for the nine months ended September 30, 2017.

As of September 30, 2017, the Company holds 51% of the shareholdings of Greenpro Capital Village Sdn Bhd and attributed a net loss of $4,147 to the non-controlling interest of Greenpro Capital Village Sdn Bhd for the nine months ended September 30, 2017.

As of September 30, 2017, the Company holds 60% of the shareholdings of Greenpro Wealthon Sdn Bhd and attributed net income of $379 to the non-controlling interest of Greenpro Wealthon Sdn Bhd for the nine months ended September 30, 2017.

As of September 30, 2017, the Company holds 60% of the shareholdings of Billion Sino Holdings Limited and attributed a net loss of $25,038 to the non-controlling interest of Billion Sino Holdings Limited from acquisition date till the nine months ended September 30, 2017.

Net Loss

The net income was $16,472 for the nine months ended September 30, 2017 and the net loss was $369,965 for the nine months ended September 30, 2016. The increase in net income is due to the cost control and increase in services income.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this quarterly report, we are not aware of any trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2017 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2017.

Contractual Obligations

As of September 30, 2017, the Company’s subsidiaries lease an office in Hong Kong under a non-cancellable operating lease that expires in April 2018. The lease, which covers a term of two years, generally provides for renewal options at specified rental amounts.

The Company’s subsidiaries lease certain office premises in the PRC under non-cancellable operating leases that expire in December 2017. The leases, which cover a term of two years, generally provide for renewal options at specified rental amounts. We are going to purchase the office premises in Shenzhen, PRC on or before the expiration of the lease.

Related Party Transactions

Related party transactions amounted to $114,136 and $167,676 for the nine months ended September 30, 2017 and 2016, respectively, in business consulting and advisory income.

The amount due from related parties was $33,190 and $28,340 as of September 30, 2017 and 2016, respectively. The amounts due to related parties were $1,625,515 and $1,444,022 as of September 30, 2017 and 2016, respectively.

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

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed (none as of September 30, 2017), and projected margin on future unit sales. The Company pays particular attention to discern if inventory is moving at a slower than expected pace or where margins are trending downward.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the nine months ended September 30, 2017 and 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2017, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) ineffective controls over period end financial disclosure and reporting processes; and (2) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of September 30, 2017.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

