Form 10-K
period 2017-12-31
Greenpro Capital Corp.
filed 2018-04-13
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-38308

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

Emerging growth Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2017 was $45,405,687, based on the last reported sale price.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 13, 2018
Common Stock, $.0001 par value	53,233,960

Greenpro Capital Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this report to:

●	The “Company,” “we,” “us,” or “our,” “Greenpro” are references to Greenpro Capital Corp., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“HK” refers to Hong Kong;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Corporate History

We were incorporated on July 19, 2013 in the state of Nevada under the name Greenpro, Inc. On May 6, 2015, we changed our name to Greenpro Capital Corp. Our corporate structure is set forth below:

A list of our subsidiaries, affiliates and VIE entities together with a brief description of their business is set forth below:

Name (Domicile)	Business

Greenpro Capital Corp. (Nevada, USA)	Provides financial consulting services and corporate services

Greenpro Resources Limited (British Virgin Islands)	Holding company

Greenpro Holding Limited (Hong Kong)	Holds life insurance products

Greenpro Resources (HK) Limited (Hong Kong)	Holds Greenpro intellectual property and currently holds six trademarks and applications thereof

Greenpro Resources Sdn. Bhd. (Malaysia)	Holds investment in commercial real estate in Malaysia

Greenpro Management Consultancy (Shenzhen) Limited (China)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory, transaction services in China

Shenzhen Falcon Financial Consulting Limited (China)	Provides Hong Kong company formation advisory services & company secretarial services and financial services. It focuses on China clients.

Greenpro Capital Village Sdn. Bhd. (Malaysia)	Provides educational and support services through seminars and courses to new start-up companies or SMEs.

Greenpro Wealthon Sdn. Bhd. (Malaysia)	Provides corporate advisory services such as company review, bank loan advisory and bank products analysis services.

Greenpro Financial Consulting Limited (Belize)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory, transaction services

Asia UBS Global Limited (Belize)	Provides business advisory services with main focus on offshore company formation advisory and company secretarial service, such as tax planning, bookkeeping and financial review. It focuses on South-East Asia and China clients.

Asia UBS Global Limited (Hong Kong)	Provides business advisory services with main focus on Hong Kong company formation advisory and company secretarial service, such as tax planning, bookkeeping and financial review. It focuses on Hong Kong clients.

Falcon Corporate Services Limited (Formerly known as Ace Corporate Services Limited) (Hong Kong)	Provides offshore company formation advisory services & company secretarial services. Clients based in Hong Kong & China

Falcon Secretaries Limited (Hong Kong)	Provides Hong Kong company formation advisory services & company secretarial services. Clients based in Hong Kong & China

Yabez (Hong Kong) Company Limited (Hong Kong)	Provides Hong Kong company formation advisory services, corporate secretarial services and IT related services to Hong Kong based clients.

Yabez Business Service (SZ) Company Limited (China)	Provides Shenzhen company formation advisory services, corporate secretarial services and IT related services to China based clients.

Billion Sino Holdings Limited (Seychelles)	Holding company

Parich Wealth Management Limited (Hong Kong)	Provides insurance intermediary business in Hong Kong. Services include long term and general insurance. A qualified member of Professional Insurance Brokers Association (“PIBA”)

Greenpro Credit Limited (Hong Kong) (Formerly known as Gushen Credit Limited)	Provides loan and credit services in Hong Kong. Holder of Money Lenders License.

Greenpro Family Office Limited (Hong Kong)	Provides professional multi-family office offers services such as wealth planning, administration, asset protection & management, asset consolidation, asset performance monitoring, charity services, tax and legal services, trusteeship and risk management, investment planning & management, and business support services.

Greenpro Venture Capital Limited (Anguilla)	Holding company

Forward Win International Limited (Hong Kong)	Holds investment in commercial Hong Kong real estate

Chief Billion Limited (Hong Kong)	Holds investment in commercial Hong Kong real estate

Greenpro Venture Cap (Qianhai) Limited (Formerly known as Greenpro Venture Cap (CGN) Limited) (Anguilla)	Holding company

Greenpro Synergy Network Limited (Hong Kong)	Holds universal life insurance policies and provides a borderless platform through networking events and programs in Hong Kong.

Greenpro Synergy Network (Shenzhen) Limited (China)	Provides a borderless platform through networking events and programs in China for our members to seek professional services, business opportunities, and to exchange sources of information and research

Acquisition and Reorganization History

Acquisition of entities under common control

Acquisition of Greenpro Resources Limited, a British Virgin Islands company

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

Lee Chong Kuang, our Chief Executive Officer, President and director, was also the Chief Executive Officer, President and director of GRBV at the time of the acquisition. Mr. Lee holds 44.6% of our issued and outstanding securities and held 50% of the issued and outstanding securities of GRBV at the time of the acquisition. Loke Che Chan Gilbert, our Chief Financial Officer, Secretary, Treasurer and director, is also the Chief Financial Officer and director of GRBV. Mr. Loke holds 44.6% of our issued and outstanding securities and held 50% of the issued and outstanding securities of GRBV at the time of the acquisition. Upon the consummation of the acquisition, Messrs. Lee and Loke received, in the aggregate, US$25,500 in cash and 9,070,000 shares of our restricted common stock.

Acquisition of A&G International Limited, a Belize company

On September 30, 2015, we acquired 100% of the issued and outstanding securities of A&G International Limited, a Belize corporation (“A&G”). In connection therewith, we issued to Yap Pei Ling, the shareholder of A&G, 1,842,000 restricted shares of our common stock, representing an aggregate purchase price of $957,840 based on the average closing price of the ten trading days preceding July 31, 2015, the date of the acquisition agreement, of $0.52 per share. The purchase price was determined based on the existing business value generated from A&G.

Ms. Yap Pei Ling, the director and sole shareholder of A&G, is the spouse of Lee Chong Kuang, our Chief Executive Officer, President and director.

A&G provides corporate and business advisory services through its wholly-owned subsidiaries, Asia UBS Global Limited (Hong Kong) and Asia UBS Global Limited (Belize).

On December 30, 2015, A&G International Limited transferred all of the issued and outstanding securities of Asia UBS Global Limited, a Belize Corporation, and Asia UBS Global Limited, a Hong Kong limited company, to Greenpro Resources Limited to simplify our corporate structure. A&G International Limited, now a corporation with no assets, was subsequently transferred back to Ms. Yap Pei Ling.

Acquisition of Greenpro Venture Capital Limited, an Anguilla corporation

On September 30, 2015, we acquired all of the issued and outstanding securities of Greenpro Venture Capital Limited, an Anguilla corporation, (“GPVC”) from its shareholders, Lee Chong Kuang and Loke Che Chan Gilbert. As consideration thereof, we issued to the shareholders of GPVC an aggregate of 13,260,000 restricted shares of our common stock (valued at $7,956,000 based on the signed Memorandum of Understanding on July 25, 2015 of $0.6 per share) and paid $6,000 in cash, representing an aggregate purchase price of $7,962,000. The purchase price was determined based on the existing business value of GPVC, including all customers, fixed assets, investments, cash and cash equivalents and assuming certain liabilities of GPVC. Mr. Lee Chong Kuang, our Chief Executive Officer, President and director, was also the Chief Executive Officer, President and director of GPVC at the time of the acquisition. Mr. Lee holds 43.02% of our issued and outstanding shares and held 50% of the issued and outstanding shares of GPVC at the timed of the acquisition. Mr. Loke Che Chan Gilbert, our Chief Financial Officer, Secretary, Treasurer and director, was also the Chief Financial Officer and director of GPVC. Mr. Loke holds 43.02% of our issued and outstanding shares and held 50% of the issued and outstanding shares of GPVC at the time of the acquisition.

Incorporation of Greenpro Capital Pty Ltd, an Australian company

Greenpro Capital Pty Ltd was formed on May 11, 2016 with 50% held by Greenpro Holding Limited, one of our subsidiaries, and 50% was held by Mohammad Reza Masoumi Al Agha.

Acquisition of Greenpro Wealthon Sdn. Bhd., a Malaysia company

On May 23, 2016, our subsidiary. Greenpro Holding Limited (“GPHL”) acquired 400 shares of Greenpro Wealthon Sdn. Bhd. from Mr. Lee Chong Kuang with MYR 1 (approximately $0.25). On June 7, 2016, GPHL acquired an additional 200 shares of Greenpro Wealthon Sdn. Bhd. for MYR120,000 (approximately $30,000), resulting in GPHL owing 60% of Greenpro Wealthon Sdn. Bhd. The remaining 40% of Greenpro Wealthon Sdn. Bhd. is held by Mr. Yiap Soon Keong.

Acquisition of Greenpro Family Office Limited, a Hong Kong company

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

Exclusive Option Agreement: Pursuant to the Exclusive Option Agreement, the shareholders of GSN granted to the GPHL an irrevocable and exclusive right and option to purchase all of their equity interests in GSN. The purchase price shall be equal to the capital paid in by the shareholders, adjusted pro rata for the purchase of less than all of the equity interests. The Agreement is effective for a term of 10 years, and may be renewed at GPHL’s election

Acquisitions

Acquisition of Yabez (Hong Kong) Company Limited, a Hong Kong company

On September 30, 2015, we acquired 60% of the issued and outstanding securities of Yabez (Hong Kong) Company Limited, a Hong Kong corporation (“Yabez”). As consideration thereto, we issued to the shareholders of Yabez 486,171 restricted shares of our common stock, representing an aggregate purchase price of $252,808 based on the average closing price of the ten trading days preceding July 31, 2015, the date of the acquisition agreement, of $0.52 per share. The purchase price was determined based on the existing business value generated from Yabez. Yabez provides Hong Kong company formation advisory services, corporate secretarial services and IT related services to Hong Kong based clients.

Acquisition of Falcon Secretaries Limited and Ace Corporate Services Limited, each Hong Kong companies, and Shenzhen Falcon Financial Consulting Limited, a Shenzhen, China company

On September 30, 2015, we acquired all of the issued and outstanding securities of Falcon Secretaries Limited, Ace Corporate Services Limited and Shenzhen Falcon Financial Consulting Limited (these companies collectively known as “F&A”). As consideration thereto, we issued to Ms. Chen Yanhong, the sole shareholder of F&A, 2,080,200 restricted shares of our common stock, representing an aggregate purchase price of $1,081,704 based on the average closing price of the ten trading days preceding July 31, 2015, the date of the acquisition agreement, of $0.52 per share. The purchase price was determined based on the existing business value generated from F&A.

Ms. Chen Yanhong, the director and sole shareholder of F&A, is also the director and legal representative of Greenpro Management Consultancy (Shenzhen) Limited, one of our subsidiaries.

Acquisition of Billion Sino Holdings Limited, a Seychelles company

On April 25, 2017, GRNQ and Mr. Yiu Yau Wing and Mr. Chui Sang Derek, representing the 91% & 9% shareholders of Billion Sino Holdings Limited respectively, a Seychelles corporation (“BSHL”), entered into a Sale and Purchase Agreement, pursuant to which GRNQ acquired 60% of the issued and outstanding shares of BSHL. As consideration thereto, GRNQ agreed to issue to the shareholders of BSHL in the aggregate 340,645 restricted shares of GRNQ’s common stock.

Acquisition of Gushen Credit Limited, a Hong Kong company

On April 27, 2017, Greenpro Resources Limited, the wholly owned subsidiary of GRNQ and Gushen Credit Limited, a Hong Kong corporation (“GCL”), entered into an Asset Purchase Agreement, pursuant to which GRNQ purchased the assets in GCL. As consideration thereto, GRNQ agreed to pay the purchase price of $105,000.

GCL operates a money lending business in Hong Kong, located at 1701-03, 17/F, Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong. On April 28, 2017, GSHL sold two (2) ordinary shares of GCL to GRNQ, representing 100% ownership, for a total consideration of $0.26 in cash. The purchase price is determined based on the mutual agreement between GSHL and GRNQ. GCL was renamed to Greenpro Credit Limited on May 16, 2017.

Business Overview

We currently operate and provide a wide range of business solution services to small and medium-size businesses located in Asia and South-East Asia, with an initial focus on Hong Kong, China and Malaysia. Our comprehensive range of services includes cross-border business solutions, record management services, and accounting outsourcing services. Our cross border business services include, among other services, tax planning, trust and wealth management, cross border listing advisory services and transaction services. As part of the cross border business solutions, we have developed a package solution of services (“Package Solution”) that can reduce their business costs and improve their revenues.

We also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. Our venture capital business is focused on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods, which includes education and support services that operates through our subsidiary, Greenpro Capital Village Sdn. Bhd., and (2) searching for investment opportunities in selected start-up and high growth companies, which we expect can generate significant returns to the Company. We expect to target companies located in Asia and South-East Asia including Hong Kong, Malaysia, China, Thailand and Singapore. We anticipate our venture capital business will also engage in the purchase, acquisition and rental of commercial properties in the same Asia and South-East Asia region.

Our Services

We provide a range of services to our clients as part of the Package Solution that we have developed. We believe that our clients can reduce their business costs and improve their revenues by utilizing our Package Solution.

Cross-Border Business Solutions/Cross-Border Listing Solutions

We provide a full range of cross-border services to small to medium-sized businesses to assist them in conducting their business effectively. Our “Cross-Border Business Solution” includes the following services:

●	Advising clients on company formation in Hong Kong, the United States, the British Virgin Islands and other overseas jurisdictions;

●	Providing assistance to set up bank accounts with banks in Hong Kong to facilitate clients’ banking operations;

●	Providing bank loan referral services;

●	Providing company secretarial services;

●	Assisting companies in applying for business registration certificates with the Inland Revenue Department of Hong Kong;

●	Providing corporate finance consulting services;

●	Providing due diligence investigations and valuations of companies;

●	Advising clients regarding debt and company restructurings;

●	Providing liquidation, insolvency, bankruptcy and individual voluntary arrangement advice and assistance;

●	Designing a marketing strategy and promoting the company’s business, products and services;

●	Providing financial and liquidity analysis;

●	Assisting in setting up cloud invoicing systems for clients;

●	Assisting in liaising with investors for purposes of raising capital;

●	Assisting in setting up cloud inventory system to assist clients to record, maintain and control their inventories and track their inventory levels;

●	Assisting in setting up cloud accounting system to enable clients to keep track of their financial performance;

●	Assisting clients in payroll matters operated in our cloud payroll system;

●	Assisting clients in tax planning, preparing the tax computation and making tax filings with the Inland Revenue Department of Hong Kong;

●	Cross-border listing advisory services, including but not limited to, United States, United Kingdom, Hong Kong, Australia;

●	International tax planning in China;

●	Trust and wealth management; and

●	Transaction services.

There is a growing market in East Asia and South-East Asia of companies who are seeking to go public and become listed on a recognized exchange in a foreign jurisdiction. We see tremendous opportunity to the extent that this trend continues worldwide. With respect to cross border listing advisory services, we are assisting private companies in their desire to list and trade on public exchanges, including the U.S. OTC markets. The Jumpstart Our Business Startups Act, or JOBS Act, signed in 2012, eases the initial public offering (“IPO”) process for “emerging growth companies” and reduces their regulatory burden, (2) improves the ability of these companies to access capital through private offerings and small public offerings without SEC registration, and (3) allows private companies with a substantial shareholder base to delay becoming a public reporting company.

Through our cross border listing advisory services, we seek to form the bridge between these companies seeking to conduct their IPO (or in some cases self-directed public offerings), and their goal of becoming a listed company on a recognized U.S. national exchange, such as NASDAQ and the NYSE.

While there are several alternatives for companies seeking to go public and trade on the U.S. OTC markets, we primarily focus on three methods:

●	Registration Statement on Form S-1
●	Regulation A+ offering
●	The Form 10 shell company

The manner in which the OTC markets are structured provides companies the ability to “uplist” in the marketplace as they provide better transparency. These markets include:

●	OTCQX Best Marketplace: offers transparent and efficient trading of established, investor-focused U.S. and global companies.
●	OTCQB Venture Marketplace: for early-stage and developing U.S. and international companies that are not yet able to qualify for OTCQX.
●	OTC Pink Open Marketplace: offers trading in a wide spectrum of securities through any broker. With no minimum financial standards, this market includes foreign companies that limit their disclosure, penny stocks and shells, as well as distressed, delinquent, and dark companies not willing or able to provide adequate information to investors.

We act as a case reference for our clients, in which we first list on OTC market and subsequently “uplist” to a U.S. national exchange.

With growing competition and increasing economic sophistication, we believe more companies need strategies for cross-border restructuring and other corporate matters. Our plan is to bundle our Cross-Border Business Solution services with our Cloud Accounting Solution and Accounting Outsourcing Services described below.

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

Our Service Rates

We intend to have a two-tiered rate system based upon the type of services being offered. We may impose project-based fees, where we charge 10% -25% of the revenues generated by the client on projects that are completed using our services, such as transaction projects, contract compliance projects, and business planning projects. We may also charge a flat rate fee or fixed fee based on the estimated complexity and timing of a project when our professionals provide specified expertise to our clients on a project. For example, for the cross-border business solutions, we plan to charge our client a monthly fixed fee.

Our Venture Capital Business Segment

Venture Capital Investment

As a result of our acquisition of Greenpro Venture Capital Limited (“GPVC”) in 2015, we entered the venture capital business in Hong Kong with a focus on companies located in Asia and South-East Asia, including Hong Kong, Malaysia, China, Thailand and Singapore. Our venture capital business is focused on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods and (2) investment opportunities in select start-up and high growth companies.

We believe that a company’s life cycle can be divided into five stages, including the seed stage, start-up stage, expansion stage, mature stage and decline stage.

●	Seed stage: Financing is needed for assets, and research and development of an initial business concept. The company usually has relatively low costs in developing the business idea. The ownership model is considered and implemented.

●	Start-up stage: Financing is needed for product development and initial marketing. Firms in this phase may be in the process of setting up a business or they might have been in operating the business for a short period of time, but may not have sold their products commercially. In this phase, costs are increasing due to product development, market research and the need to recruit personnel. Low levels of revenues are starting to generate.

●	Expansion stage: Financing is needed for growth and expansion. Capital may be used to finance increased production capacity, product or marketing development or to hire additional personnel. In the early expansion phase, sales and production increases but there is not yet any profit. In the later expansion stage, the business typically needs extra capital in addition to organically generated profit, for further development, marketing or product development.

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

Our business processes for our investment strategy in select start-up and high growth companies is as follows:

●	Step 1. Generating Deal Flow: We expect to actively search for entrepreneurial firms and to generate deal flow through our business incubator and the personal contacts of our executive team. We also anticipate that entrepreneurs will approach us for financing.

●	Step 2. Investment Decision: We will evaluate, examine and engage in due diligence of a prospective portfolio company, including but not limited to product/services viability, market potential and integrity as well as capability of the management. After that both parties arrive at an agreed value for the deal. Following that is a process of negotiation, which if successful, ends with capital transformation and restructuring.

●	Step 3. Business Development and Value Adding: In addition to capital contribution, we expect to provide expertise, knowledge and relevant business contacts to the company.

●	Step 4. Exit: There are several ways to exit an investment in a company. Common exits are:

○	IPO (Initial Public Offering): The company’s shares are offered in a public sale on an established securities market.

○	Trade sale (Acquisition): The entire company is sold to another company.

○	Secondary sale: The company’s firm sells only part of its shares.

○	Buyback or MBO: Either the entrepreneur or the management of the company buys back the company’s shares of the firm.

○	Reconstruction, liquidation or bankruptcy: If the project fails the company will restructure or close down the operations.

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

Our Venture Capital Related Education and Support Services.

In addition to providing venture capital services through GPVC, we also provide educational and support services that we believe will be synergistic with our venture capital business. We have arranged few seminars called the CEO & Business Owners Strategic Session (“CBOSS”) in Malaysia and Singapore for business owners who are interested in the following:

●	Developing their business globally;

●	Expanding business with increased capital funding;

●	Creating a sustainable SME business model;

●	Accelerating the growth of the business; or

●	Significantly increasing company cash flows.

The objective the CBOSS seminar is to educate the chief executive officers or business owners on how to acquire “smart capital” and the considerations involved. The seminar includes an introduction to the basic concepts of “smart capital,” “wealth and value creation,” recommendation and planning and similar topics. We believe that this seminar will synergistically support our venture capital business segment.

China Service Centres Expansion

With a population of 1.3 billion, China is the second largest economy and has been the largest contributor to world growth since the global financial crisis of 2008.

Figures released by a Hurun Report in 2016 shows that as of May 2016, there were almost 1.34 million High Net Worth Individuals (HNWIs) with a net worth exceeding RMB 10 million (USD 1.47 million) in the Chinese mainland, up 10.7% from prior year.

(Reference from: http://www.ebeijing.gov.cn/BeijingInformation/BeijingNewsUpdate/t1458502.htm)

Among those HNWIs, there are approximately 89,000 billionaires, reaching a 14.1% growth rate, which means the number of Chinese HNWIs accounts for 0.1%, according to the data from National Bureau of Statistics of the PRC. In 2016, the largest number of HNWIs resided in Guangdong Province, Beijing, Shanghai, Zhejiang Province and Jiangsu Province.

Tier 1 City in China

(Reference from: http://multimedia.scmp.com/2016/cities/)

Our expansion strategy is to establish service centres in the Tier 1 cities of Guangzhou, Beijing and Shanghai, where a majority of the HNWIs reside. The centres will cater to customers’ needs by providing and delivering professional, high quality service and assistance before, during, and after the customer’s requirements are met. Our strategy is to rent office space ranging from f 180 to 250 square meters (approximate 2,150 to 2,690 square feet) and recruiting a team of 10 people (estimated) in the first year of present in the city. The plan in each city would be based on various factors, such as property availability and job market conditions.

Sales and Marketing

We plan to deploy three strategies to market the Greenpro brand: leadership, market segmentation and sales management process development.

●	Building Brand Image: Greenpro’s marketing efforts will focus on building the image of our extensive expertise and knowledge of our professionals. We intend to conduct a marketing campaign through media visibility, seminars, webinars, and the creation of a wide variety of white papers, newsletters, books, and other information.

●	Market segmentation: We plan to devote marketing resources to the highly measurable and high return on investment tactics that specifically target those industries and areas where Greenpro has particularly deep experience and capabilities. These efforts typically involve local, regional or national trade show and event sponsorships, targeted direct mail, email, and telemarketing campaigns, and practice and industry specific micro-sites and newsletters in the Asia region.

●	Social Media: We plan to begin a social media campaign utilizing blogs, Twitter, Facebook and LinkedIn after we secure sufficient financing. A targeted campaign will be made to the following groups of clients: law firms, auditing firms, consulting firms and small to medium-size enterprises in different industries, including biotechnology, intellectual property, information technologies and real estate.

Worldwide Wealth Wisdom Development

Worldwide Wealth Wisdom Development (“WWW”) is our marketing and promotional campaign, which is focused on building long-term awareness of our brand. WWW targets the following markets (i) business owners and senior management; (ii) high and medium net worth individuals in China and (iii) financial services providers, such as Certified Financial Planners in China. The campaign involves sharing content, knowledge and information about wealth management, including wealth creation, wealth protection and wealth succession.

The objectives of WWW are:

1.	To arouse public awareness resulting in the recognition of Greenpro as a well-known advocate of the wealth principles described above;

2.	For our philosophy to gain recognition so that our clients are confident and comfortable with our services and trust us;

3.	To educate existing clients and potential prospects; and

4.	To act as a channel of communication to gather market data and feedback.

Set forth below are the marketing strategies that we expect to develop.

Awareness & Optimization

1.	Email Blasts and E-Newsletter

Email blasts are one of the commonly used tactics to disseminate information. Our email database will be collected through leads generated by online marketing (social media) and promotional events. Future event invitations and monthly/quarterly newsletters will be sent to the email database in order to boost event participation and provide updates on Company development.

2.	Media PR and News Releases

Our post event information will be sent to news and media platforms as part of our publicity effort to increase public awareness about our events and developments, and to encourage more participants to join our upcoming events. We will also share our analysis on various industries and industry trends to the media network providers for free. We believe that this strategy will strengthen the relationship between Greenpro and the media network providers.

3.	Social Media

To generate more leads and subscribers, two to four articles related to wealth management will be shared in our official Wechat account. These articles are tools we use to share content online, through social media platforms such as Wechat, Toutiao and Facebook, which increases our online presence.

4.	Online Search Engine Optimization

Online Search Engine Optimization (SEO) will be used as a supporting strategy to enhance our online presence campaign. We will seek a SEO expert team in China and Malaysia to assist in the promotion of the campaign by using an advertising and keyword tagging strategy to drive traffic to our social media accounts and our company website. The major search engines are Baidu and Google as these are the common search engine worldwide.

Interaction & Conversion

1.	Seminars and Conferences

Seminars and conferences will be held once a month to deliver and educate the attendees on wealth management. We target between 80 and 100 attendees each time. We intend to invite professionals and strategic partners to share their ideas, resources and knowhow in the seminars and conferences. The seminars and conferences will focus on our three core wealth management principles, namely “Wealth Creation, Wealth Protection and Wealth Succession”.

2.	Private Events By Invitation

Private and exclusive events are planned to be held quarterly with a target between 30 and 40 attendees. These events are exclusive and by-invitation only, at which we will share insights into our services and explain to attendees how they can proceed with wealth management planning.

3.	Small Group Meet Ups and Networking

Small Group Meet Ups will be held twice a month targeting the public with an estimated five to ten attendees per session. The objective of these sessions is to encourage idea exchanges, to provide a platform for networking and potentially future collaboration opportunities, and foster better understanding between the participants and us, as well as among themselves.

Front Door View of the Company Office in Shenzhen, China, with two banners of the Company

Market Opportunities

We believe the main drivers for the growth of our business are the products and services together with the resources such as an office network, professional staff members and operational tools to make the advisory and consulting business more competitive.

We intend to assist our clients in the cost-effective preparation of their financial statements and provide security based on such financial information since the data will be stored in the cloud system. We anticipate a market with growing needs in East Asia and South-East Asia. We believe that there is currently an increasing need for enterprises in different industries to maximize their performance with cost-effective methods. We believe our services will create numerous competitive advantages for our clients. We believe that with us handling the administrative and logistic support, our clients can focus on developing their businesses and expanding their own client portfolio.

Customers

Our revenues are generated from clients located globally, including those from Hong Kong, China, Malaysia, Singapore, Indonesia, Thailand, Australia, Japan, Taiwan, Russia and the United States. Our venture capital business will initially focus on Hong Kong and South-East Asia start-ups and high growth companies. We hope to generate deal flow through personal contacts of our management team as well as through our business incubator.

We generated net revenues of $3,916,372 during the fiscal year ended December 31, 2017 and $3,091,735 during the fiscal year ended December 31, 2016. Our venture capital business accounted for approximately eleven percent of our net revenue. We are not a party to any long-term agreements with our customers.

Competition

We operate in a mature, competitive industry. We consider our focus to be on a niche market of small and medium-sized businesses. Competition in the general field of business advisory services is quite intense, particularly in Hong Kong. We face competition principally from established law firms and consulting service providers in the corporate finance industry, such as Marbury, King & Wood Mallesons, QMIS Financial Group, First Asia Finance Group Limited and their respective affiliates, as well as from certain accounting firms, including those that specialize in a tax planning and corporate restructuring. The competition in China and Malaysia is not as fierce as in Hong Kong. Our major competitors in China are JP Investment Group and QMIS Financial Group while our major competitors in Malaysia are Global Bridge Management Sdn. Bhd. and QMIS Financial Group. These competitors generate significant traffic and have established brand recognition and financial resources. New or existing competition that uses a business model that is different from our business model may apply pressure on us to change so that we can remain competitive.

We believe that the principal competitive factors in our market include quality of analysis; applicability and efficacy of recommendations; strength and depth of relationships with clients; ability to meet the changing needs of current and prospective clients; and service scope. By utilizing our competitive strengths, we believe that we have a competitive edge over other competitors due to the breadth of our service offerings, one stop convenience, pricing, marketing expertise, coverage network, service levels, track record, brand and reputation. We are confident we can retain and enlarge our market share.

Intellectual Property

We intend to protect our investment in the research and development of our products and technologies. We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by a particular jurisdiction. Currently, our revenue is derived principally from our operations in Hong Kong, China and Malaysia, where intellectual property protection may be limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of intellectual property.

We have registered trademarks as a means of protecting the brand names of our companies and products. We intend to protect our trademarks against infringement and also seek to register design protection where appropriate. Currently, there are six trademarks registered under the name of Greenpro Resources (HK) Limited.

Trademark Owner	Country / Territory	Registration Date	Brief Description
Greenpro Resources (HK) Limited	Hong Kong	August 11, 2010, June 25, 2013 and December 3, 2014	Advertising, business management, business administration, office functions, research services, education, training
	The U.S.	February 2, 2016	Business administration services, Business assistance, management and information services, Business knowledge management and consulting services
	China	December 28, 2014	Advertising, business management, business administration, office functions and research services
	Singapore	July 22, 2013	Advisory services related to business management and administration, computer software and security

We rely on trade secrets and un-patentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require all employees to execute confidentiality agreements upon the commencement of employment with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Government Regulation

We provide our Package Solution initially in Hong Kong, China and Malaysia, which we believe are locations that would need outsourcing support services. Further, we believe these markets are the central and regional markets for many customers doing cross border business in Asia. We target those customers from East Asia and South-East Asia doing international business and plan to provide our Package Solution to meet their needs. Our planned Packaged Solution will be structured in Hong Kong but services may be outsourced to lower cost jurisdictions such as Malaysia and China, which encourage and welcome outsourcing services.

The following regulations are the laws and regulations that may be applicable to us:

Hong Kong

Our businesses located in Hong Kong are subject to the general laws in Hong Kong governing businesses, including labor, occupational safety and health, general corporations, intellectual property and other similar laws. Because our website is maintained through the server in Hong Kong, we expect that we will be required to comply with the rules of regulations of Hong Kong governing the data usage and regular terms of service applicable to our potential customers. As the information of our potential customers is preserved in Hong Kong, we will need to comply with the Hong Kong Personal Data (Privacy) Ordinance (Cap 486).

The Employment Ordinance is the main piece of legislation governing conditions of employment in Hong Kong. It covers a comprehensive range of employment protection and benefits for employees, including Wage Protection, Rest Days, Holidays with Pay, Paid Annual Leave, Sickness Allowance, Maternity Protection, Statutory Paternity Leave, Severance Payment, Long Service Payment, Employment Protection, Termination of Employment Contract, Protection Against Anti-Union Discrimination.

An employer must also comply with all legal obligations under the Mandatory Provident Fund Schemes Ordinance, (Cap 485). These include enrolling all qualifying employees in Mandatory Provident Fund (“MPF”) schemes and making MPF contributions for them. Except for exempt persons, employer should enroll both full-time and part-time employees who are at least 18 but under 65 years of age in an MPF scheme within the first 60 days of employment. The 60-day employment rule does not apply to casual employees in the construction and catering industries.

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

We are in compliance with the above applicable ordinances and regulations in Hong Kong and have not involved any lawsuit or prosecuted by the local authority resulting from any breach of the ordinances and regulations.

Malaysia

Our businesses located in Malaysia are subject to the general laws in Malaysia governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws including the Computer Crime Act 1997 and The Copyright (Amendment) Act 1997. We believe that the focus of these laws is censorship in Malaysia, however we believe this does not impact our businesses because the censorship focus is on media controls and does not relate to cloud based technology we plan to use.

Our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats. Such regulation may result in higher than anticipated administrative and operational costs.

We are in compliance with the above applicable ordinances and regulations in Malaysia and have not involved any lawsuit or prosecuted by the local authority resulting from any breach of the ordinances and regulations.

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

On August 29, 2008, SAFE promulgated the Circular on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or “Circular 142”. On March 30, 2015, SAFE issued the Circular of the State Administration of Foreign Exchange Concerning Reform of the Administrative Approaches to Settlement of Foreign Exchange Capital of Foreign-invested Enterprises, or “Circular 19”, which became effective on June 1, 2015, to regulate the conversion by foreign invested enterprises, or FIEs, of foreign currency into RMB by restricting how the converted RMB may be used. Circular 19 requires that RMB converted from the foreign currency-dominated capital of a FIE shall be managed under the Accounts for FX settlement and pending payment. The expenditure scope of such Account includes: expenditure within the business scope, payment of funds for domestic equity investment and RMB deposits, repayment of the RMB loans after completed utilization and so forth. A FIE shall truthfully use its capital by itself within the business scope and shall not, directly or indirectly, use its capital or RMB converted from the foreign currency-dominated capital for (i) expenditure beyond its business scope or expenditure prohibited by laws or regulations, (ii) disbursing RMB entrusted loans (unless permitted under its business scope), repaying inter-corporate borrowings (including third-party advance) and repaying RMB bank loans already refinanced to any third party. Where a FIE, other than a foreign-invested investment company, foreign-invested venture capital enterprise or foreign-invested equity investment enterprise, makes domestic equity investment by transferring its capital in the original currency, it shall obey the current provisions on domestic re-investment. Where such a FIE makes domestic equity investment by its RMB conversion, the invested enterprise shall first go through domestic re-investment registration and open a corresponding Accounts for FX settlement and pending payment, and the FIE shall thereafter transfer the conversion to the aforesaid Account according to the actual amount of investment. In addition, according to the Regulations of the People’s Republic of China on Foreign Exchange Administration, which became effective on August 5, 2008, the use of foreign exchange or RMB conversion may not be changed without authorization.

Violations of the applicable circulars and rules may result in severe penalties, including substantial fines as set forth in the Foreign Exchange Administration Regulations.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiary or future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We are in compliance with the above applicable ordinances and regulations in China and have not involved any lawsuit or prosecuted by the local authority resulting from any breach of the ordinances and regulations.

Insurance

We do not current maintain property, business interruption and casualty insurance. As our business matures, we expect to obtain such insurance in accordance with customary industry practices in Malaysia, Hong Kong and China, as applicable.

Seasonality

Our businesses are not subject to seasonality.

Employees

As of April 13, 2018, we have 59 employees, located in the following territories:

Country/Territory	Number of Employees
Malaysia	13
China	24
Hong Kong	22

As a result of the Employment Contract Law, all of our employees in China have executed standard written employment agreements with us.

We are required to contribute to the Employees Provident Fund under a defined contribution pension plan for all eligible employees in Malaysia between the ages of eighteen and fifty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. The participants are entitled to all of our contributions together with accrued returns regardless of their length of service with the company. For the years ended December 31, 2017 and 2016, the contributions are $38,074 and $19,151, respectively.

We are required to contribute to the MPF for all eligible employees in Hong Kong between the ages of eighteen and sixty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2017 and 2016, the MPF contributions by the Company were $31,717 and $14,529, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

We are required to contribute to the Social Insurance Schemes and Housing Fund Schemes for all eligible employees in PRC. For the years ended December 31, 2017 and 2016, the contributions were $16,306 and $9,262, respectively.

Executive Office

Our principal executive office is located at Room 1701-1703, 17/F, The Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong. Our principal telephone number is +852 3111 7718. Our website is at: http://www.greenprocapital.com. The information contained on our website is not, and should not be interpreted to be, a part of this Form 10-K.

Recent Developments

On November 30, 2017, our Registration Statement on Form S-1 (Reg. No 333-219625) was declared effective by the Securities and Exchange Commission. Pursuant to the prospectus contained therein, we intend to offer a minimum of 500,000 shares of common stock, par value $0.0001 per share, and a maximum of 2,500,000 shares of common stock. The offering is being made on a “best efforts” basis without a firm commitment by a placement agent who has no obligation or commitment to purchase any of our shares. We have not yet commenced offers or sale under the prospectus. This offering was expected to terminate no later than June 30, 2018. We have been approved for listing our common stock on The Nasdaq Stock Market, LLC under the symbol “GRNQ,” subject to notice of issuance, provided, that we meet certain of the initial listing requirements in connection with our contemplated offering.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at Room 1701-1703, 17/F, The Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong. We are subject to a two-year operating lease expiring on April 30, 2018. In January 2018, the tenancy agreement was renewed for three years commencing from May 1, 2018 and expiring on April 30, 2021.

Location	Owner	Use

B-7-5, North Point Office, Mid Valley City, No. 1, Medan Syed Putra Utara~59200 Kuala Lumpur, Malaysia	Greenpro Resources Sdn. Bhd.	Office Building

D-07-06 and D-07-07~Skypark @ One City Jalan USJ 25.1~47650 Subang Jaya, Selangor, Malaysia	Greenpro Resources Sdn. Bhd.	Investment for rental and capital gains

Factory Units A3, A7, A8, A8, B1, B2, B3, B5, B6, B7, B8, B9, C1, C2, C3, C5, C6, C7, C8, C9, D1, D3, D8, D9, D10 on 14/F, Wang Cheung Industrial Building, 6 Tsing Yeung Circuit- Tuen Mun, N.T., Hong Kong	Forward Win International Limited	Investment for rental and capital gains

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

In September, 2017, the Company borrowed HKD 8,000,000 (approximately $1,032,258) from Laboratory JaneClare Limited, a non-banking lender located in Hong Kong. The loan is secured by the Company’s real estate held for sale, bears interest at 8.4% per annum, and is due September 12, 2018.

In December 2017, the Company obtained a loan in the principal amount of RMB9,000,000 (approximately $1,383,360) from Bank of China Limited, a financial institution in China to finance the acquisition of leasehold office units of approximately 5,000 square feet at the Di Wang Building (Shun Hing Square), Shenzhen, China. The loan bears interest at a 25% premium above the 5-year-or-above RMB base lending rate per annum with 120 monthly installments and will mature in December 2027. The current interest rate of the loan is 6.125% per annum. The monthly installment will be determined by the sum of (i) a 25% premium above the 5-year-or-above RMB base lending rate per annum on the 20th day of each month for the interest payment and (ii) RMB75,000 (approximately $11,528) for the fixed repayment of principal. The mortgage loan is secured by (i) the first legal charge over the property, (ii) a Restricted-Cash Fixed Deposit of RMB1,000,000 (approximately $153,707) of Greenpro Management Consultancy (Shenzhen) Limited, (iii) the accounts receivable of Greenpro Management Consultancy (Shenzhen) Limited, (iv) corporate guaranteed by Greenpro Financial Consulting Limited, (v) corporate guaranteed by a related company which is controlled by the Loke Che Chan Gilbert, and (vi) personally guaranteed by Ms. CHEN Yanhong, the legal representative of Greenpro Management Consultancy (Shenzhen) Limited and a shareholder of the Company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCQB under the trading symbol “GRNQ.” Our common stock did not trade prior to July 9, 2015. We have been approved for listing our common stock on The Nasdaq Stock Market, LLC under the symbol “GRNQ,” subject to notice of issuance, provided, that we meet certain of the initial listing requirements in connection with our contemplated offering.

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

Fiscal Year 2017	High Bid	Low Bid
First Quarter	$5.70	$5.70
Second Quarter	$5.70	$5.70
Third Quarter	$6.50	$5.70
Fourth Quarter	$7.00	$5.10

Fiscal Year 2016	High Bid	Low Bid
First Quarter	$5.25	$5.20
Second Quarter	$5.25	$5.20
Third Quarter	$5.70	$5.20
Fourth Quarter	$5.70	$5.70

Holders

As of April 13, 2018, we had 53,233,960 shares of our common stock issued and outstanding. There were approximately 320 record holders of our common stock. Such number does not include any shareholders holding shares in nominee or “street name.”

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

Equity Compensation Plan Information

We have not adopted or approved an equity compensation plan. No options, warrants or other convertible securities have been granted outside of an approved equity compensation plan.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2017 and 2016, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

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

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. One of our venture capital business segments focus on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods, which will include education and support services, and (2) searching the investment opportunities in selected start-up and high growth companies, which may generate significant returns to the Company. Our venture capital business focuses on companies located in Asia and Southeast Asia, including Hong Kong, Malaysia, China, Thailand and Singapore. Another venture capital business segment focuses on rental activities of commercial properties and the sale of investment properties.

Results of Operations

Restatement of Previously Issued Consolidated Financial Statements

As discussed further in Note 2, Restatement of Previously Issued Consolidated Financial Statements, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report, we have restated our consolidated financial statements for the year ended December 31, 2016. Refer to Note 2 to the Consolidated Financial Statements for additional details regarding the aforementioned restatement adjustments.

For information regarding our controls and procedures, see Part II, Item 9A - Controls and Procedures, of this Annual Report.

During the years ended December 31, 2017 and 2016, we operated in three regions: Hong Kong, Malaysia and China. We derived revenue from rental activities of our commercial properties, sale of properties, and the provision of services. A table further describing our revenue and cost of revenues is set forth below:

	Year ended December 31,
	2017	2016
		(As Restated)
REVENUES:
Service revenue (including $281,962 and $399,792 of service revenue from related parties, respectively)	$3,313,819	$2,991,592
Sale of properties	423,871	-
Rental revenue (including $47,683 and $6,839 of rental revenue from related parties, respectively)	178,682	100,143
Total revenues	3,916,372	3,091,735

OPERATING COSTS AND EXPENSES:
Cost of service revenue	(1,071,910)	(1,086,393)
Cost of properties sold	(347,479)	-
Cost of rental revenue	(68,412)	(48,914)
General and administrative	(3,350,896)	(1,924,293)
Impairment of goodwill and intangible assets	(1,898,721)	-
Total operating costs and expenses	(6,737,418)	(3,059,600)

INCOME (LOSS) FROM OPERATIONS	(2,821,046)	32,135

Comparison of the years ended December 31, 2017 and 2016

Total Revenues

Total revenue was $3,916,372 and $3,091,735 for the years ended December 31, 2017 and 2016, respectively. The increased amount of $824,637 was due to the broadening of the range of business services offered and the increase in our client base. We expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

Rental Revenue

Revenue from rentals was $178,682 and $100,143 for the years ended December 31, 2017 and 2016, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Sale of properties

Revenue from the sale of properties was $423,871 for the year ended December 31, 2017, which was derived from the sale of certain commercial properties located in Hong Kong. There was no revenue generated from the sale of properties for the year ended December 31, 2016.

As opportunities permit, management expects to continue to purchase and sell commercial real estate in the near future. Accordingly, we expect revenue and costs attributable to the sale of properties to fluctuate on a going forward basis.

Service Revenue

Revenue from the provision of business services was $3,313,819 and $2,991,592 for the years ended December 31, 2017 and 2016, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial review services. We experienced an increase in service income as a result of our integration of clients in connection with our acquisitions and increased focus on high-end services.

Total Operating Costs and Expenses

Total operating costs and expenses was $6,737,418 and $3,059,600 for the years ended December 31, 2017 and 2016, respectively. They consist of cost of service revenue, cost of properties sold, cost of rental income, general and administrative and impairment of goodwill and intangible assets.

The overall income (loss) from operations for the Company for the years ended December 31, 2017 and 2016 were $(2,821,046) and $32,135, respectively. The increase in loss from operations was mainly due to an increase in general and administrative expenses and impairment of goodwill and intangible assets.

Cost of rental revenue

Cost of rental revenue was $68,412 and $48,914 for the years ended December 31, 2017 and 2016, respectively. It includes the costs associated with government rent and rates, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fee and utility expenses are paid directly by tenants.

Cost of service revenue

Costs of revenue on provision of services were $1,071,910 and $1,086,393 for the years ended December 31, 2017 and 2016, respectively. It primarily consists of employee compensation and related payroll benefits, company formation cost and other professional fees directly attributable to cost in related to the services rendered.

Cost of properties sold

Costs of revenue on properties sold were $347,479 and $0 for the years ended December 31, 2017 and 2016, respectively. It primarily consists of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

General and administrative expenses

General and administrative expenses were $3,350,896 and $1,924,293 for the years ended December 31, 2017 and 2016, respectively. The general and administrative expenses consist primarily of salary and wages of $1,014,700, rent and rates of $474,741, directors’ remuneration of $330,000, and audit, legal, and other professional fees of $482,343. We expect our G&A to continue to increase as we integrate our business acquisitions, expand our offices into new jurisdictions, and deepen our existing businesses.

Impairment of Goodwill and Intangible Assets

The impairment losses of goodwill were $1,734,384 and $0 for the years ended December 31, 2017 and 2016, respectively. The impairment losses of Intangible Assets were $164,337 and $0 for the years ended December 31, 2017 and 2016, respectively. The Company performed an impairment test on the goodwill as of December 31, 2017 based on ASC 350 “Goodwill and Other”. We performed a free cash flow to equity forecast of our acquired subsidiaries and we expected that from 2018 to 2022, two of these subsidiaries will contribute a negative free cash flow to equity, while probably constituting a negative fair value of those entities. As a result, we decided to write off all of the goodwill and intangible assets of these two subsidiaries at December 31, 2017.

Attributable to noncontrolling interest

The Company records income attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

At December 31, 2017, the Company holds 60% of the shareholdings of Forward Win International Limited, Yabez (Hong Kong) Company Limited, Greenpro Wealthon Sdn Bhd, Billion Sino Holdings Limited, and Parich Wealth Management Limited (Hong Kong). At December 31, 2017, the Company holds 51% of the shareholdings of Greenpro Capital Village Sdn Bhd and Greenpro Family Office Limited.

For the year ended December 31, 2017, the Company recorded net loss attributable to noncontrolling interest of $832,350. For the year ended December 31, 2016, the Company recorded net income attributable to noncontrolling interest of $11,149. The increase in loss attributable to noncontrolling interest was due to impairment of goodwill and intangible assets of $795,168 allocated to noncontrolling interests in Billion Sino Holdings Limited and Yabez (Hong Kong) Company Limited.

Net Loss

Net losses were $3,116,909 and $39,666 for the year ended December 31, 2017 and 2016, respectively. The increase in net loss was mainly due to an increase in operating costs and expenses, and impairment of goodwill and intangible assets.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Annual Report, we are not aware of any trends, uncertainties, demands, commitments or events for the year ended December 31, 2017 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2017.

Contractual Obligations

As of December 31, 2017, the Company’s subsidiaries lease an office in Hong Kong under a non-cancellable operating lease that expires in April 2018. In January 2018, the tenancy agreement was renewed for three years commencing from May 1, 2018 and expiring on April 30, 2021.

Related Party Transactions

Related party transactions amounted to $329,645 and $406,631 for the years ended December 31, 2017 and 2016, respectively, in service revenue and rental revenue.

The amount due from related parties was $1,761 and $30,215 as of December 31, 2017 and 2016, respectively. The amounts due to related parties were $1,813,930 and $1,509,492 as of December 31, 2017 and 2016, respectively.

Our related parties are those companies where Greenpro Venture Capital Limited owns a certain percentage of the shares of such companies, and companies that we have determined that we can significantly influence based on our common business relationships. One related party is under common control of Mr. Loke Che Chan, Gilbert, a director of the Company.

Critical Accounting Policies and Estimates

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, the allowance for doubtful accounts receivable, impairment analysis of real estate assets and other long term assets including goodwill, valuation allowance on deferred income taxes, and the accrual of potential liabilities. Actual results may differ from these estimates.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Categories	Expected useful life	Residual value
Office leasehold	27 years
Furniture and fixtures	3 - 10 years	5%
Office equipment	3 - 10 years	5% - 10%
Leasehold improvement	Over the shorter of estimated useful life or term of lease	-

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.

Investment in real estate

Real estate held for sale is reported at the lower of its carrying amount or fair value, less estimated costs to sell. The cost of real estate held for sale includes the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Project wide costs such as land and building acquisition and certain development costs are allocated to the specific units based upon their relative fair value before construction. We continue to actively market all properties that are designated as held for sale. Real estate held for sale is not depreciated.

Real estate held for investment is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Categories	Expected useful life	Residual value
Leasehold land and buildings	50 years	-
Furniture and fixtures	3 – 10 years	5%
Office equipment	3 – 10 years	5% - 10%
Leasehold improvement	Shorter of the estimated useful life or term of lease	-

Intangible assets, net

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented customer lists and order backlogs acquired in business combinations and certain trademarks registered in Hong Kong, the PRC, and Malaysia. Intangible assets are amortized on a straight-line basis over their estimated useful life’s ranging from five to ten years.

The Company follows ASC 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. The Company’s policy is to perform its annual impairment testing for its intangible assets on December 31, of each fiscal year.

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform its annual impairment testing for its reporting units on December 31, of each fiscal year.

Impairment of long-lived assets

Long-lived assets primarily include real estate held for investment, real estate held for use, and equipment and intangible assets. In accordance with the provision of ASC 360, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

Revenue recognition

The Company recognizes its revenue in accordance with ASC 605, “Revenue Recognition”, upon the delivery of its products when: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Service revenue

Revenue from the provision of (i) business consulting and advisory services and (ii) company secretarial, accounting and financial review services are recognized when there is (i) an existence of contract or an arrangement (ii) services are rendered, (iii) the service price is fixed or determinable, and (iv) collectability is reasonable assured.

For certain service contracts, the completed performance method is applied. Revenue, expenses and gross profit are deferred until the performance obligation is complete and collectability is reasonably assured. For contracts where performance is not completed, deferred costs related to revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. When all contractual performance obligations have been met, revenue and expenses will be recorded. On an ongoing basis, management monitors these contracts for profitability and when needed may record a liability if a determination is made that costs will exceed revenue. For other service contracts such as company secretarial, accounting and financial review services, revenue is recognized as services are rendered.

Rental revenue

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

Recent accounting pronouncements

Refer to Note 1 in the accompanying financial statements.

Liquidity and Capital Resources

As of December 31, 2017, we had working capital deficiency of $2,070,201 as compared to working capital deficiency of $401,241 as of December 31, 2016. The decrease was mainly due to an increase of amounts due to related parties, an increase of accounts payable and accrued liabilities, and an increase of loan borrowings. We had total current assets of $1,853,878 consisting of cash and cash equivalents of $1,162,394, accounts receivable of $345,734, prepaids and other current assets of $270,760, and deferred costs of revenue of $74,990, compared to total current assets of $1,596,156 as of December 31, 2016. The increase was mainly due to the increase in prepaids and other current assets. We had current liabilities of $3,924,079 mainly consisting of amounts due to related parties of $1,813,930, and accounts payable and accrued liabilities of $768,994. The Company’s net losses were $3,116,909 and $39,666 for the year ended December 31, 2017 and 2016, respectively. The Company’s comprehensive losses were $2,212,940 and $61,837 for the years ended December 31, 2017 and 2016, respectively. The increase in net loss was due to a significant increase in general and administrative expenses and impairment of goodwill and intangible assets.

For the year ended December 31, 2017, the Company incurred a net loss of $3,116,909 and used cash in operating activities of $442,711, and at December 31, 2017, the Company had a working capital deficiency of $2,070,201. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our December 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

As of December 31, 2017, $1,441,548 was due to a related party for advances to the Company to purchase real estate held for sale in 2014 and another related party advanced $175,693 to the Company for business operation of one of the subsidiaries of the Company. These advances are non-interest bearing and are due upon demand.

As of December 31, 2017, our long-term liabilities consist of loans secured by real estate from:

(a)	Standard Chartered Saadiq Berhad, with 300 monthly installments of MYR9,287 (approximately $2,840) each and will mature in May 2038;
(b)	United Overseas Bank (Malaysia) Berhad, with 360 monthly installments of MYR5,382 (approximately $1,645) each and will mature in August 2043;
(c)	Bank of China Limited, with 120 monthly instalments of an amount determined by the sum of (i) 25% premium above the 5-year-or-above RMB base lending rate per annum on 20th day of each month for the interest payment and (ii) RMB75,000 (Approximately $11,528) for the fixed repayment of principal. The current interest rate of the loan is 6.125% per annum, assuming the 5-year-or-above RMB base lending rate to be maintained at 4.90% for the whole period of loan agreement.
(d)	Laboratory JaneClare Limited, a non-banking lender located in Hong Kong. The loan is secured by the Company’s real estate held for sale, bears interest at 8.4% per annum, and is due September 12, 2018.

The maturities of the long-term bank loans for each of the five years and thereafter following December 31, 2017 are as follows:

Year ending December 31:
2018	$928,147
2019	154,703
2020	155,413
2021	156,311
2022	157,175
Thereafter	1,219,238

Total	$2,770,987

Operating activities

Net cash used in operating activities was $442,711 for the year ended December 31, 2017 as compared to net cash used in operating activities of $500,228 for the year ended December 31, 2016. The cash used in operating activities in 2017 was mainly from net loss for the year, while the cash used in operating activities in 2016 consisted primarily of a decrease in deferred revenue, accounts payable and accrued liabilities, and an increase in accounts receivable. Non-cash expenses totaled $2,426,577 and $231,010 for the years ended December 31, 2017 and 2016, respectively, which were primarily composed of depreciation and amortization of $188,487, and an impairment of goodwill and intangible assets of $1,898,721 for the year ended December 31, 2017.

The Company has incurred operating losses and used cash in its operating activities for the past two years. In fiscal 2017, the Company suffered an increase in net loss and prepaids and other current assets, which resulted in negative operating cash flow. The increase in net loss was due to an increase in general and administrative expenses and impairment of goodwill and intangible assets. The Company’s management believes it will have an improvement in accounts receivable turnover and accounts payable turnover ratios in fiscal 2018. However, there can be no assurance that the anticipated sales level will be achieved.

Investing activities

Net cash used in investing activities was $2,813,869 and $16,726 for the years ended December 31, 2017 and 2016, respectively.

The cash used in investing activities was mainly for the long-term investment and purchase of property and equipment, offset by the cash proceeds from real estate held for sale and from acquisition of subsidiaries in 2017. Net cash used in investing activities consisted primarily of purchases of property and equipment in 2016.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2017 was $3,367,258 while net cash used in financing activities for the year ended December 31, 2016 was $46,162.

The cash provided by financing activities mainly resulted from the proceeds from share issuances of $984,864, proceeds from loans secured by real estate of $2,368,085 in 2017.

Below is the tabular summary of the financing activities of the Company during 2017 and 2016:

Date	Shares of common stock issued	Cash Proceeds from share issuance	Recipients of Shares
May 20, 2016 (1)	257,500	$412,000	Three shareholders
December 7, 2016 (2)	27,700	$49,860	Dato Seri Dr. How Kok Choong
December 27, 2016 (3)	138,804	$249,847	Two shareholders
January 13, 2017 (4)	199,922	$359,860	Two shareholders
March 8, 2017 (5)	278,162	$556,324	Two shareholders
April 18, 2017 (6)	27,472	$68,680	One Shareholder
April 25, 2017 (7)	340,645	$-	Two shareholders

1.	The Company completed the sale of 257,500 shares of restricted common stock at a price of $1.60 per share for aggregate gross proceeds of $412,000 in a private placement to Fortune Wealth (Asia) Limited, Bosy Consultancy Sdn. Bhd. and Dongjia Holdings Limited.

2.	The Company completed the sale of 27,700 shares of restricted common stock at a price of $1.80 per share for aggregate gross proceeds of $49,860 in a private placement to Dato Seri Dr. How Kok Choong.

3.	The Company completed the sale of 138,804 shares of restricted common stock at a price of $1.80 per share for aggregate gross proceeds of $249,847 in a private placement to Dongjia Holdings Limited and Fortune Wealth (Asia) Limited.

4.	The Company completed the sale of 199,922 shares of restricted common stock at a price of $1.80 per share for aggregate gross proceeds of approximately $359,860 in a private placement to Dato Seri Dr. How Kok Choong and Fortune Wealth (Asia) Limited.

5.	The Company completed the sale of 278,162 shares of restricted common stock at a price of $2.00 per share for aggregate gross proceeds of $556,324 in a private placement to CPN Investment Ltd and Fortune Wealth (Asia) Limited.

6.	The Company completed the sale of 27,472 shares of restricted common stock at a price of $2.50 per share for aggregate gross proceeds of $68,680 in a private placement to Fortune Wealth (Asia) Limited.

7.	The Company issued 340,645 restricted shares of common stock for the acquisition of 60% of the issued and outstanding securities of Billion Sino Holdings Limited.

As of December 31, 2017, there were 53,233,960 shares of Common Stock issued and outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosure with respect to the change in our accountants required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2017. As previously disclosed, there were no disagreements or any reportable events to disclose.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) ineffective controls over period end financial disclosure and reporting process to enable the close process to be completed in a timely and accurate manner, which includes accurately estimating accruals and the overall preparation, review and analysis of the financial results; (2) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed; (3) the Company did not maintain effective controls over the completeness, accuracy, and valuation of revenue and accounts receivable. Specifically, the Company had not implemented effective controls to ensure that (i) that all revenue recognition criteria have been satisfied prior to revenue being recognized, including the collectability criteria is reasonably assured; (ii) the aging of accounts receivables is monitored to verify the completeness and accuracy of computations for the valuation of accounts receivables reserves and (iii) the analysis of the completed performance method of accounting for contract revenues is accurate and complete; (4) the Company did not maintain effective controls over the allocation of the purchase price for acquisitions to the assets acquired and liabilities assumed; (5) the Company did not maintain adequate controls over the proper application of foreign exchange rates in the translation of fixed assets into the Company’s reporting currency. These material weaknesses resulted in the restatement of our consolidated financial statements for the year ended December 31, 2016. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2017.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We have increased our personnel resources and technical accounting expertise within the accounting function and intend to hire one or more additional personnel for the function due to turnover. We will create a position to segregate duties consistent with control objectives. We also plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions. We plan to test our updated controls and remediate our deficiencies in the year 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers and directors as of the date of this Annual Report.

Name	Age	Positions and Offices

Lee, Chong Kuang	44	President, Chief Executive Officer, Chairman of the Board
Loke, Che Chan Gilbert	63	Chief Financial Officer, Secretary, Treasurer, Director
Chuchottaworn, Srirat	49	Director
Hee, Chee Keong (1)	46	Director
Shum, Albert (1)(2)(3)	58	Director
Chin, Kiew Kwong (1)(2)(3)	46	Director
How, Kok Choong	54	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Lee, Chong Kuang, age 44, has served as our Chief Executive Officer, President and Chairman of the Board since July 19, 2013. From 2003 until January 2015, Mr. Lee served as a director of Asia UBS Global Ltd, a Hong Kong company, which he founded in 2003. He served as director, Chief Financial Officer and Treasurer of Odenza Corp. from February 4, 2013 to April 29, 2016. He also served as the Chief Financial Officer and director of Moxian Corporation from October 2012 until December 2014. Mr. Lee served as director of Greenpro Talents Ltd. from November 16, 2015 to June 6, 2017. Mr. Lee served as director of GC Investment Management Limited, which is the investment manager of Greenpro Asia Strategic SPC, since April 6, 2016. From 1997 to 2000, Mr. Lee worked at K. Y. Ho & Co, Chartered Accountants. He began his professional career with Siva Tan & Co., a Chartered Accountant firm in Malaysia in 1995 where he remained until 1997. As a qualified member of the ACCA and Malaysia Institute of Accountants, Mr. Lee earned his professional qualification from the Hong Kong Institute of Certified Public Accountants and extended his professional services covering accounting, tax, corporate structuring planning with special focus in cross-border client nature, in addition to his accounting software businesses. Mr. Lee established the Cross Border Business Association (CBBA) – a NGO (Non-Government Organization) established under Hong Kong Society Act - to provide information and professional advice in Cross Border Business for its investment members. For the Cross Border Investment especially in the mining resources companies which are growing fast since 2011, Mr. Lee continues to support its clients by using cloud platform to strengthen its clientele through the use of technology advancement and models such as SaaS, PaaS, etc., for accounting and management solution purposes. Mr. Lee brings to the board of directors business leadership, corporate strategy and accounting and financial expertise.

Loke, Che Chan Gilbert, age 63, has served as our Chief Financial Officer, Treasurer and Director since inception on July 19, 2013. Mr. Loke has extensive knowledge in accounting and has been an accountant for more than 30 years. He was trained and qualified with UHY (formerly known as Hacker Young), Chartered Accountants, one of the large accounting firms based in London, England between 1980 and 1988. His extensive experience in auditing, accounting, taxation, SOX compliance and corporate listing has prompted him to specialize in corporate advisory, risk management and internal controls serving those small medium-sized enterprises. From September 1999 until June 2013, Mr. Loke served as an adjunct lecturer in ACCA P3 Business Analysis at HKU SPACE (HKU School of Professional and Continuing Education), which is an extension of the University of Hong Kong and provides professional and continuing education. Mr. Loke worked as an independent, non-executive director of ZMay Holdings Limited, a public company listed on the Hong Kong Stock Exchange from January 2008 to July 2008 and as Chief Financial Officer for Asia Properties Inc. from May 31, 2011 to March 28, 2012 and Sino Bioenergy Inc., with both companies listed on the OTC Markets in the US, from 2011 to 2012. Mr. Loke has served as the Chief Executive Officer and a director of Greenpro Resources Corporation since October 16, 2012. He has also served the Chief Executive Officer and a director of Moxian Corporation from October 2012 until December 2014. Mr. Loke served as an independent director of Odenza Corp. from February 2013 to May 2015. He has also served as the Chief Financial Officer, Secretary, Treasurer, and a director of CGN Nanotech, Inc. from September 4, 2014 to September 28, 2016.

Mr. Loke served as director of Greenpro Talents Ltd. from November 16, 2015 to June 6, 2017. Mr. Loke served as director of GC Investment Management Limited, which is the investment manager of Greenpro Asia Strategic SPC, since April 6, 2016. Mr. Loke earned his degree of MBA from Bulacan State University, Philippines, and earned his professional accountancy qualifications from the ACCA, AIA and HKICPA. He also earned other professional qualifications from the HKICS, ICSA as Chartered Secretary, FPAM - Malaysia as Certified Financial Planner, ATIHK as tax adviser in Hong Kong and CWM Institute as Chartered Wealth Manager in Hong Kong. Mr. Loke brings to the board of directors accounting and financial expertise and business leadership.

Chuchottaworn, Srirat, age 49, joined us as an Independent Director on October 18, 2015. Ms. Chuchottaworn has more than 20 years in the IT and consulting business. In 1997, she became an SAP consultant for finance and controlling (FI/CO) and held a certificate of FI/CO. In 2004, she found I AM Group and has been the group director since then. She is an experienced project manager and holds multiple SAP certifications. She obtained a Bachelor Degree in Engineer from the King Monkut’s Institute of Technology Ladkrabang and Master of Science in Information Technology from the Chulalongkorn University. Ms. Chuchottaworn brings to the board of directors business leadership and experience and familiarity with conducting business in Thailand.

Hee, Chee Keong, age 46, joined us as an Independent Director of the Company on March 14, 2016. From June 2014 to October 2015, Mr. Hee served as the Chief Financial Officer of Galasys Plc. From June 2013 to September 2014, he served as the Chief Financial Officer of Apple Green Holding, Inc. (formerly called Blue Sun Media, Inc). Mr. Hee was the Finance Director and Non-Independent & Non-Executive Director at NetX Holdings Berhad (known as Global Soft Berhad) from November 2004 to January 2009 and January 2009 to June 2013, respectively. Mr. Hee is a Chartered Accountant of the Malaysian Institute of Accountants (MIA) and a fellow member of Association of Chartered Certified Accountants (FCCA). He has more than 18 years of working experience in both private and public companies. Mr. Hee has also worked as the Group Accountant and Principal Accounting Officer in his career. During the course of his career, Mr. Hee was involved in various industries, including accounting, information technology, manufacturing, trading, property, construction, leisure and entertainment. He has hands-on experience with the due diligence process, IPOs, issuance of warrants, corporate and debt restructuring in different fields and industries especially in accounting and finance. He brings to the board of directors deep finance, audit and business experience.

Shum, Albert, age 58, joined us as an Independent Director of the Company on March 14, 2016. Mr. Shum is a certified Project Management Practitioner with over 30 years of experience in leading projects and people, implementing and overseeing technology programs, and administering all facets of technology initiatives. Mr. Shum has served as the Global Head of IT (ADM) in the Intertrust Group since May 2010, where he was responsible for leading the delivery of core information technology services through a global team to business units across more than twenty jurisdictions. Mr. Shum was fully accountable for the implementation of professional and effective solutions to ensure that the underlying functions, coupled with effective internal controls and worked together with the business to achieve its overall strategy across all locations. Prior to that time, Mr. Shum served as the Chief Information Officer in the South China Morning Post Group from January 2007 to March 2010 and the Regional CIO for Schindler Group from October 2000 to December 2006. Mr. Shum holds a Bachelor Degree of Business Administration from Pacific States University, USA, a Diploma in Computer Science from the Computer Learning Institute, USA and had attended program for Executive Development at IMD business school in Lausanne, Switzerland. Mr. Shum brings to the board of directors his wide experience in internal controls and information technology.

Chin, Kiew Kwong, age 46, joined us as an Independent Director of the Company on March 14, 2016. Mr. Chin has served as a Group Agency Manager at Public Mutual Berhad since 2005, a company listed on the Bursa, Stock Exchange of Malaysia which is a provider of private unit trust company and private retirement scheme (PRS) in Malaysia. He is a project leader and marketing expert in leading more than 100 unit trust consultants for the past 10 years. He was frequently awarded by the Great Eastern Assurance from 1997 to 2004 and Public Mutual Berhad Achievement since 2005. Mr. Chin was a Post graduate in computer studies from Informatics College, Kuala Lumpur in 1993. He is also a Certified NLP Practitioner and has vast experience in the fields of IT services, finance and unit trust since 1991. Mr. Chin brings to the board of directors his broad business and management experience.

How, Kok Choong, age 54, joined us as an Independent Director of the Company on December 7, 2016. Mr. How earned a Master and Doctorate in Business Administrative from Newport University, USA. He is also a Fellow Member of Chartered Institute of Management in UK and a Fellow Member of Canadian Chartered Institute of Business Administration in Canada. Mr. How has extensive knowledge in business management for more than 20 years. Since 1993, Mr. How has served as CEO of San Hin Group which is a strong group of companies ranging from property development, civil & building construction, machinery & transportation, ready mixed concrete and shopping complex management in Malaysia. Since 1994, he has also served as managing director of Wawasan Saga, Kota Kinabalu which is a shopping complex with hotel at the heart of Kota Kinabalu, Malaysia. Since 1997, he has served as a group CEO of Tang Dynasty Hotel Group which is the largest chain hotel in Sabah, Malaysia. In 2004, Mr. How started to work as Global president of AGAPE Superior Living International Group which is a leading health and wellness company in nine countries. Since 2010, he has worked as president of TH3 Holdings Sdn. Bhd. which specializes in IT, academy, online education, mobile App, e-Commerce and digital marketing. Since June, 2016, Mr. How has served as CEO, director of Agape ATP Corporation, a company which provides health solution advisory services.

In Malaysia, he received Outstanding Asian Community Contribution Award in 2011, Malaysia Top Team 50 Enterprise Award in 2011, The Contributor Award (Medical and Health Research) in 2012, “Man of The Year” in Worldwide Excellence Award in 2015 and “Man of The Year” in McMillan Global Award in 2016. Mr. How brings to the board of directors his business leadership and experience in a wide range of industries.

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

Director Independence

The board of directors has reviewed the independence of our directors, applying the NASDAQ independence standards. Based on this review, the board of directors determined that each of Chuchottaworn Srirat, Hee Chee Keong, Shum Albert, Chin Kiew Kwong and How Kok Choong are independent within the meaning of the NASDAQ rules. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

Board Committees

Our board of directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our board of directors has adopted written charters for each of these committees. Copies of the charters are available on our website. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

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

Audit Committee

Our Audit Committee was established on March 23, 2016 and is comprised of three of our independent directors: Hee Chee Keong (Chairman), Shum Albert and Chin Kiew Kwong. Hee Chee Keong qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

According to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of NASDAQ, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). We do not have a website containing a copy of the Audit Committee Charter. The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

●	Oversee the Company’s accounting and financial reporting processes;

●	Oversee audits of the Company’s financial statements;

●	Discuss policies with respect to risk assessment and risk management, and discuss the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;

●	Review and discuss with management the Company’s audited financial statements and review with management and the Company’s independent registered public accounting firm the Company’s financial statements prior to the filing with the SEC of any report containing such financial statements.

●	Recommend to the board that the Company’s audited financial statements be included in its annual report on Form 10-K for the last fiscal year;

●	Meet separately, periodically, with management, with the Company’s internal auditors (or other personnel responsible for the internal audit function) and with the Company’s independent registered public accounting firm;

●	Be directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged to prepare or issue an audit report for the Company;

●	Take, or recommend that the board take, appropriate action to oversee and ensure the independence of the Company’s independent registered public accounting firm; and

●	Review major changes to the Company’s auditing and accounting principles and practices as suggested by the Company’s independent registered public accounting firm, internal auditors or management.

Compensation Committee

The Compensation Committee will be responsible for, among other matters:

●	reviewing and approving, or recommending to the board of directors to approve the compensation of our CEO and other executive officers and directors reviewing key employee compensation goals, policies, plans and programs;

●	administering incentive and equity-based compensation;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	appointing and overseeing any compensation consultants or advisors.

Our Compensation Committee was established on March 17, 2017 and currently consists of Mr. Chin Kiew Kwong and Mr. Shum Albert. Mr. Chin Kiew Kwong serves as chair of the Compensation Committee.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee will be responsible for, among other matters:

●	selecting or recommending for selection candidates for directorships;

●	evaluating the independence of directors and director nominees;

●	reviewing and making recommendations regarding the structure and composition of our board and the board committees;

●	developing and recommending to the board corporate governance principles and practices;

●	reviewing and monitoring the Company’s Code of Business Conduct and Ethics; and

●	overseeing the evaluation of the Company’s management.

Our Corporate Governance and Nominating Committee was established on March 17, 2017 and currently consists of Mr. Shum Albert and Mr. Chin Kiew Kwong. Mr. Shum Albert serves as chair of the Corporate Governance and Nominating Committee.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board

We do not currently have a procedure by which security holders may recommend nominees to the Board. As a company quoted on the over-the-counter markets, with a limited shareholder base, we did not believe that it was important to provide such a procedure. However, in connection with our listing on the Nasdaq Stock Market and the requirement to hold annual shareholder meetings, we will consider implementing such a policy in the future.

Director Qualifications

The Board of Directors is responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. There are general requirements for service on the Board that are applicable to directors and there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board considers the qualifications of director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

In its assessment of each potential candidate, including those recommended by the stockholders, the Board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company. evaluate the business experience, specialized skills and experience of director candidates. Diversity of background including diversity of race, ethnicity, international background, gender and age, may be considered by the Nominating and Corporate Governance Committee when evaluating candidates for Board membership.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation paid during the year ended December 31, 2017 and 2016 to our principal executive officer and principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary ($)	Total ($)

Lee Chong Kuang	2017	180,000	180,000
Chief Executive Officer and President	2016	180,000	180,000

Loke Che Chan Gilbert	2017	180,000	180,000
Chief Financial Officer, Treasurer and Secretary	2016	180,000	180,000

Employment Agreements

Each of Loke Che Chan Gilbert, our Chief Financial Officer, Secretary, and director, and Mr. Lee Chong Kuang, our Chief Executive Officer, signed new employment agreements on July 28, 2017. The new employment agreements came into effect on September 1, 2017 and will expire on August 31, 2020. The terms of the agreements are the same as that of the existing employment agreements.

Under the terms of the agreements, each of Messrs. Loke and Lee will receive a monthly salary equal to $13,000, and a monthly housing allowance of $2,000, both which may also be payable in Hong Kong Dollars.

Messrs. Loke and Lee are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf. The employment agreements also contain normal and customary terms relating to confidentiality, indemnification, non-solicitation and ownership of intellectual property.

Outstanding Equity Awards At Fiscal Year-End

None.

Director Compensation

During our fiscal years ended December 31, 2017 and 2016, we provided $500 per month as compensation to our independent directors, including Hee Chee Keong, Shum Albert and Chin Kiew Kwong, who serve on the audit committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 13, 2018, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock or series a common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

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

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned(2)

Officers and Directors

Lee Chong Kuang(3) President, Chief Executive Officer and Director	20,099,600	37.76%

Loke Che Chan Gilbert Chief Financial Officer and Director	18,438,450	34.64%

Chuchottaworn Srirat Independent Director	1,221,500	2.29%

Hee Chee Keong Independent Director	0	0%

Shum Albert Independent Director	0	0%

Chin Kiew Kwong Independent Director	0	0%

How Kok Choong Independent Director	55,400	0.10%

All officers and directors as a group (7 persons named above)	39,814,950	74.79%

(1)	Except as otherwise set forth below, the address of each beneficial owner is Room 1701-1703, 17/F, The Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong.

(2)	Based on 53,233,960 shares of common stock outstanding as of April 13, 2018, together with securities exercisable or convertible into shares of common stock within 60 days of April 13, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 13, 2018, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents 18,438,450 shares held directly by Mr. Lee Chong Kuang and 1,661,150 shares held by his spouse Yap Pei Ling.

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

Transactions with certain companies which Greenpro Venture Capital Limited owns certain percentage of their company shares and companies that we have determined that we can significantly influence based on our common business relationships.

Related party transactions amounted to $329,645 and $406,631 for the years ended December 31, 2017 and 2016, respectively, in service revenue and rental revenue.

Our related parties are those companies where Greenpro Venture Capital Limited owns a certain percentage of the shares of such companies, and companies that we have determined that we can significantly influence based on our common business relationships. One related party is under common control of Mr. Loke Che Chan, Gilbert, a director of the Company. All of these related party transactions are generally transacted at an arms-length basis at the current market value in the normal course of business.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2017 and 2016. In late 2017, we have engaged Weinberg & Company P.A. (“Weinberg”) as its principal accountant and dismissed Anton & Chia, LLP (“A&C”) from that role. The change in the Company’s principal accountant was approved by the Company’s Audit Committee. The accounting fees and services charged by Weinberg and A&C for 2017 and 2016 are shown separately in the following two tables.

Weinberg & Company P.A.

ACCOUNTING FEES AND SERVICES	2017	2016

Audit fees	$160,000	$106,000
Audit-related fees	-	-
Tax fees	$-	$-
All other fees	-	-

Total	$160,000	$106,000

Anton & Chia, LLP

ACCOUNTING FEES AND SERVICES	2017	2016

Audit fees	$37,500	$100,000
Audit-related fees	-	-
Tax fees	$-	$-
All other fees	-	-

Total	$37,500	$100,000

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

The policies and procedures contained in the Audit Committee Charter provide that the Committee must pre-approve the audit services, audit-related services and non-audit services provided by the independent auditor and the provision for such services by Anton & Chia, LLP and Weinberg & Company, P.A. Certified Public Accountants were compatible with the maintenance of the firm’s independence in the conduct of its audits.

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Greenpro Capital Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (2)
4.1	Form of common stock certificate (2)
10.1	Letter of offer of Malaysia Office- One City D-07-06 (3)
10.2	Letter of offer of Malaysia Office- One City D-07-07 (3)
10.3	Exclusive Business Cooperation Agreement, dated June 13, 2016, by and between Greenpro Holding Limited and Greenpro Synergy Network Limited (4)
10.4	Loan Agreement, dated June 13, 2016, by and among Greenpro Holding Limited and Loke Che Chan, Gilbert, Lee Chong Kuang (4)
10.5	Share Pledge Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan, Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.6	Power of Attorney of Loke Che Chan Gilbert dated June 13, 2016 (4)
10.7	Power of Attorney of Lee Chong Kuang dated June 13, 2016 (4)
10.8	Exclusive Option Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan, Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.9	Sale and Purchase Agreement, dated as of April 25, 2017, between Greenpro Capital Corp. and Mr. Yiu Yau Wing and Mr. Chui Sang Derek (5)
10.10	Asset Purchase Agreement, dated as of April 27, 2017, between Greenpro Resources Limited and Gushen Credit Limited (6)
10.11	Employment Contract dated July 28, 2017, by and between the Company and Loke Che Chan, Gilbert (7)
10.12	Employment Contract dated July 28, 2017, by and between the Company and Lee Chong Kuang (7)
10.13	Independent Director Agreement, dated October 18, 2015, by and between the Company and Chuchottaworn Srirat (7)
10.14	Independent Director Agreement, dated March 14, 2016, by and between the Company and Shum Albert (7)
10.15	Independent Director Agreement, dated March 14, 2016, by and between the Company and Hee Chee Keong (7)
10.16	Independent Director Agreement, dated March 14, 2016, by and between the Company and Chin Kiew Kwong (7)
10.17	Independent Director Agreement, dated December 7, 2016, by and between the Company and How Kok Choong(7)
14.1	Code of Ethics (8)
21.1	List of Subsidiaries (9)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*
32.1	Section 1350 Certification of principal executive officer*
32.2	Section 1350 Certification of principal financial officer and principal accounting officer*
99.1	Charter of the Audit Committee (3)
99.2	Audit Committee Pre-Approval Procedures (3)
99.3	Charter of the Compensation Committee (8)
99.4	Charter of the Corporate Governance and Nominating Committee (10)

* Filed herewith

(1) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on May 13, 2015.

(2) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016.

(3) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016.

(4) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016.

(5) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2017.

(6) Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A filed with the SEC on July 25, 2017.

(7) Previously filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on August 2, 2017.

(8) Previously filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on January 27, 2014.

(9) Previously filed as an exhibit to the Company’s registration statement on Form S-1/A filed with the SEC on September 6, 2017.

(10) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2017.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenpro Capital Corp.

Date: April 13, 2018	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee Chong Kuang	Chairman, President and Chief Executive Officer	April 13, 2018
Lee Chong Kuang	(Principal Executive Officer)

/s/ Loke Che Chan, Gilbert	Chief Financial Officer	April 13, 2018
Loke Che Chan, Gilbert	(Principal Financial and Accounting Officer)

/s/ Srirat Chuchottaworn	Director	April 13, 2018
Srirat Chuchottaworn

/s/ Hee Chee Keong	Director	April 13, 2018
Hee Chee Keong

/s/ Shum Albert	Director	April 13, 2018
Shum Albert

/s/ Chin Kiew Kwong	Director	April 13, 2018
Chin Kiew Kwong

/s/ How Kok Choong	Director	April 13, 2018
How Kok Choong

GREENPRO CAPITAL CORP. Consolidated Financial Statements For The Years Ended December 31, 2017 And 2016 (With Report of Independent Registered Public Accounting Firm Thereon)

GREENPRO CAPITAL CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Greenpro Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenpro Capital Corporation (the “Company”) as of December 31, 2017 and 2016 (restated), the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2017, the related consolidated statements of operations and comprehensive loss, change in stockholders’ equity, and cash flows for the year ended December 31, 2016 (restated) and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The 2016 consolidated financial statements were previously audited by another auditor. As discussed in Note 2 to the financial statements, the 2016 consolidated financial statements have been restated to correct errors.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2017 the Company incurred a net loss and utilized cash flows in operations, and at December 31, 2017 had a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

WEINBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017.

Los Angeles, California

April 13, 2018

GREENPRO CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017, AND 2016

(Expressed in U.S. Dollars)

	December 31, 2017	December 31, 2016
		(As Restated)
ASSETS
Current assets
Cash and cash equivalents (including $166,610 of restricted cash at December 31, 2017)	$1,162,394	$1,021,351
Accounts receivable, net	345,734	384,418
Prepaids and other current assets (includes due from related parties of $1,761 and $30,215 as of December 31, 2017 and 2016, respectively)	270,760	115,180
Deferred costs of revenue	74,990	75,207
Total current assets	1,853,878	1,596,156

Property and equipment, net	3,266,829	38,531
Real Estate investments:
Real estate held for sale	3,430,641	3,747,732
Real estate held for investment, net	868,984	801,514
Intangible assets, net	251,655	472,320
Goodwill	1,211,863	1,646,730
Other investments (includes investments in related party of $51,613)	130,457	108,253
TOTAL ASSETS	$11,014,307	$8,411,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$768,994	$241,786
Current portion of loans secured by real estate	928,147	13,042
Due to related parties	1,813,930	1,509,492
Income tax payable	68,008	18,077
Deferred revenue	345,000	215,000
Total current liabilities	3,924,079	1,997,397

Long term portion of loans secured by real estate	1,842,840	554,128
Total liabilities	5,766,919	2,551,525

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 53,233,960 and 52,387,759 shares issued and outstanding, respectively	5,323	5,239
Additional paid in capital	8,465,294	6,628,901
Accumulated other comprehensive loss	(40,199)	(111,818)
Accumulated deficit	(3,266,313)	(981,754)
Total Greenpro Capital Corp. common stockholders’ equity	5,164,105	5,540,568
Noncontrolling interests in consolidated subsidiaries	83,283	319,143

Total Stockholders’ equity	5,247,388	5,859,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,014,307	$8,411,236

See accompanying notes

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Expressed in U.S. Dollars)

	Year ended December 31,
	2017	2016
		(As Restated)
REVENUES:
Service revenue (including $281,962 and $399,792 of service revenue from related parties, respectively)	$3,313,819	$2,991,592
Sale of properties	423,871	-
Rental revenue (including $47,683 and $6,839 of rental revenue from related parties, respectively)	178,682	100,143
Total revenues	3,916,372	3,091,735

OPERATING COSTS AND EXPENSES:
Cost of service revenue	(1,071,910)	(1,086,393)
Cost of properties sold	(347,479)	-
Cost of rental revenue	(68,412)	(48,914)
General and administrative	(3,350,896)	(1,924,293)
Impairment of goodwill and intangible assets	(1,898,721)	-
Total operating costs and expenses	(6,737,418)	(3,059,600)

INCOME (LOSS) FROM OPERATIONS	(2,821,046)	32,135

OTHER INCOME (EXPENSE)
Other income	22,901	12,063
Loss on other investments	(196,082)	(9,007)
Interest expense	(54,310)	(67,398)

INCOME (LOSS) BEFORE INCOME TAX	(3,048,537)	(32,207)
Income tax expense	(68,372)	(7,459)
NET INCOME (LOSS)	(3,116,909)	(39,666)
Net (income) loss attributable to noncontrolling interest	832,350	(11,149)

NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS	(2,284,559)	(50,815)
Other comprehensive loss:
- Foreign currency translation income (loss)	71,619	(11,022)
COMPREHENSIVE LOSS	$(2,212,940)	$(61,837)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	53,060,323	52,125,008

See accompanying notes

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Expressed in U.S. Dollars)

	Common Stock		Additional	Accumulated Other		Non-
	Number of shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Controlling Interest	Total Equity
Balance as of December 31, 2015, as restated	51,963,755	$5,196	$5,917,237	$(100,795)	$(930,939)	$307,896	$5,198,595
Shares issued for cash	424,004	43	711,664	-	-	-	711,707
Sale of interest in subsidiary	-	-	-	-	-	98	98
Foreign currency translation, as restated	-	-	-	(11,023)	-	-	(11,023)
Net Income (loss) for the period, as restated	-	-	-	-	(50,815)	11,149	(39,666)
Balance as of December 31, 2016, as restated	52,387,759	5,239	6,628,901	(111,818)	(981,754)	319,143	5,859,711
Shares issued for cash	505,556	50	984,814	-	-	-	984,864
Shares issued for acquisition	340,645	34	851,579	-	-		851,613
Noncontrolling interest related to acquisition	-	-	-	-	-	567,742	567,742
Acquisition of common controlled company	-	-	-	-	-	28,748	28,748
Foreign currency translation	-	-	-	71,619	-	-	71,619
Net loss for the period	-	-	-	-	(2,284,559)	(832,350)	(3,116,909)
Balance as of December 31, 2017	53,233,960	$5,323	$8,465,294	$(40,199)	$(3,266,313)	$83,283	$5,247,388

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Expressed in U.S. Dollars)

	Year ended December 31,
	2017	2016
		(As Restated)
Cash flows from operating activities:
Net loss	$(3,116,909)	$(39,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188,487	167,204
Impairment of goodwill and intangible assets	1,898,721	-
Gain on sale of real estate held for sale	(76,392)	-
Provision for bad debts	21,381	54,799
Write off of other receivables (includes write off of related party receivable of $28,340)	121,906	-
Increase in cash surrender value on life insurance	(19,285)	(19,226)
Loss on other investments	196,082	9,007
Changes in operating assets and liabilities:
Accounts receivable, net	(180,281)	(288,962)
Prepaids and other current assets	(76,146)	151,036
Deferred costs of revenue	217	88,994
Accounts payable and accrued liabilities	419,676	(178,295)
Income tax payable	49,832	10,228
Deferred revenue	130,000	(455,347)
Net cash used in operating activities	(442,711)	(500,228)

Cash flows from investing activities:
Purchase of property and equipment	(3,152,539)	(16,126)
Purchase of intangible assets	(1,058)	(600)
Proceeds from real estate held for sale	393,483	-
Purchase of investments	(199,109)	-
Cash acquired on acquisition of business	145,354	-
Net cash used in investing activities	(2,813,869)	(16,726)

Cash flows from financing activities:
Proceeds from shares issued for cash	984,864	711,707
Proceeds from loans secured by real estate	2,368,085	-
Principal payments of loans secured by real estate	(272,034)	(13,860)
Advances from related parties	286,343	42,901
Repayment of advances from related parties	-	(787,008)
Proceeds from sale of interest in subsidiary	-	98
Net cash provided by (used in) financing activities	3,367,258	(46,162)

Effect of exchange rate changes in cash and cash equivalents	30,365	(3,394)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	141,043	(566,510)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	1,021,351	1,587,861

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$1,162,394	$1,021,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$7,417	$-
Cash paid for interest	$69,337	$27,162

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of lease deposit in settlement of accounts receivable	$105,000	-
Shares issued for acquisition of business	$851,613	$-

See accompanying notes

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Expressed in U.S. Dollars)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Greenpro Capital Corp. (the “Company” or “GRNQ”) was incorporated on July 19, 2013 in the state of Nevada. On May 6, 2015, the Company changed its name to Greenpro Capital Corp. The Company currently provides a wide range of business consulting and corporate advisory services including cross-border listing advisory services, tax planning, advisory and transaction services, record management services, and accounting outsourcing services. As part of our business consulting and corporate advisory business segment, Greenpro Venture Capital Limited provides a business incubator for start-up and high growth companies during their critical growth period, and focuses on investments in select start-up and high growth potential companies. In addition to our business consulting and corporate advisory business segment, we operate another business segment that focuses on the acquisition and rental of real estate properties held for investment and the acquisition and sale of real estate properties held for sale. Our focus is on companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand, and Singapore.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2017, the Company incurred a net loss of $3,116,909 and used cash in operating activities of $442,711, and at December 31, 2017, the Company had a working capital deficiency of $2,070,201. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control, and entities for which the Company is the primary beneficiary. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s consolidated financial statements are expressed in U.S. Dollars. All inter-company accounts and transactions have been eliminated in consolidation.

At December 31, 2017, the Company’s holds 60% of the shareholdings of Forward Win International Limited, Yabez (Hong Kong) Company Limited, Greenpro Wealthon Sdn Bhd, Billion Sino Holdings Limited, and Parich Wealth Management Limited (Hong Kong). At December 31, 2017, the Company holds 51% of the shareholdings of Greenpro Capital Village Sdn Bhd and Greenpro Family Office Limited.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, the allowance for doubtful accounts receivable, impairment analysis of real estate assets and other long term assets including goodwill, valuation allowance on deferred income taxes, and the accrual of potential liabilities. Actual results may differ from these estimates.

Cash, cash equivalents, and restricted cash

Cash consists of funds on hand and held in bank accounts. Cash equivalents includes demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less, including money market funds. Restricted cash represents cash restricted for the loan collateral requirements as defined in a loan agreement, and also the minimum paid-up share capital requirement for insurance brokers specified under the Insurance Ordinance of Hong Kong.

At December 31, 2017 and 2016, cash included funds held by employees of $32,673 and $51,283, respectively and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms which the Company had not set up corporate accounts for (Wechat Pay and Alipay).

	December 31, 2017	December 31, 2016
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$283,674	$529,563
Denominated in Hong Kong dollars	568,008	211,776
Denominated in Renminbi	239,502	131,081
Denominated in Malaysian Ringgit	71,210	148,931
Cash, cash equivalents, and restricted cash	$1,162,394	$1,021,351

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for uncollectible accounts at December 31, 2017 and 2016 was $76,180 and $54,799 respectively.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Categories	Expected useful life	Residual value
Office leasehold	27 years
Furniture and fixtures	3 - 10 years	5%
Office equipment	3 - 10 years	5% - 10%
Leasehold improvement	Over the shorter of estimated useful life or term of lease	-

Office leasehold represents three adjoining office units used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a 50 years land lease with a remaining term of 27 years, and is being amortized over the remaining lease term. Expenditures for maintenance and repairs are expensed as incurred.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the year ended December 31, 2017, the Company determined there were no indicators of impairment of its property and equipment.

Depreciation and amortization expense, classified as operating expenses, was $21,992 and $15,292 for the years ended December 31, 2017 and 2016, respectively.

Real estate held for sale

Real estate held for sale is reported at the lower of its carrying amount or fair value, less estimated costs to sell. The cost of real estate held for sale includes the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Project wide costs such as land and building acquisition and certain development costs are allocated to the specific units based upon their relative fair value before construction. We continue to actively market all properties that are designated as held for sale. Real estate held for sale is not depreciated.

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed (none as of December 31, 2017), and projected margin on future unit sales. The Company pays particular attention to discern if the real estate held for sale is moving at a slower than expected pace or where margins are trending downward. As at December 31, 2017, the Company determined there were no indicators of impairment of its real estate held for sale.

Real estate held for investment, net

Real estate held for investment is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Categories	Expected useful life	Residual value
Office leasehold	50 years	-
Furniture and fixtures	3 – 10 years	5%
Office equipment	3 – 10 years	5% - 10%
Leasehold improvement	Shorter of the estimated useful life or term of lease	-

The cost of office leasehold includes the purchase price of property, legal fees, and other acquisition costs.

Depreciation and amortization expense, classified as cost of rental, was $30,570 and $30,050 for the years ended December 31, 2017 and 2016, respectively. As at December 31, 2017, the Company determined there were no indicators of impairment of its real estate held for investment.

Intangible assets, net

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented customer lists and order backlogs acquired in business combinations and certain trademarks registered in Hong Kong, the PRC, and Malaysia. Intangible assets are amortized on a straight-line basis over their estimated useful life’s ranging from five to ten years. Amortization expense for the years ended December 31, 2017 and 2016 were $135,925 and $121,862, respectively.

The Company follows ASC 360 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. At December 31, 2017, the Company recorded an impairment of intangible assets of $164,337. There were no impairments recorded at December 31, 2016

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform its annual impairment testing for its reporting units on December 31, of each fiscal year. At December 31, 2017, based on its annual impairment testing, the Company recorded impairment of goodwill of $1,734,384. There were no impairments recorded at December 31, 2016

Impairment of long-lived assets

Long-lived assets primarily include real estate held for investment, property and equipment and intangible assets. In accordance with the provision of ASC 360, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As at December 31, 2017, the Company determined there were no indicators of impairment of its real estate held for investment and its property and equipment.

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income consists of cumulative foreign currency translation adjustments.

Revenue recognition

The Company recognizes its revenue in accordance with ASC 605, “Revenue Recognition”, upon the delivery of its products when: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

(a) Service revenue

Revenue from the provision of (i) business consulting and advisory services and (ii) company secretarial, accounting and financial review services are recognized when there is (i) an existence of contract or an arrangement (ii) services are rendered, (iii) the service price is fixed or determinable, and (iv) collectability is reasonable assured.

For certain service contracts, the completed performance method is applied. Revenue, expenses and gross profit are deferred until the performance obligation is complete and collectability is reasonably assured. For contracts where performance is not completed, deferred costs related to revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. When all contractual performance obligations have been met, revenue and expenses will be recorded. Deferred revenue related to contracts where performance was not completed was $345,000 and $215,000 as of December 31, 2017 and 2016, respectively. Deferred costs related to such contracts was $74,990 and $75,207 as of December 31, 2017 and 2016, respectively. On an ongoing basis, management monitors these contracts for profitability and when needed may record a liability if a determination is made that costs will exceed revenue. For other service contracts such as company secretarial, accounting and financial review services, revenue is recognized as services are rendered.

(b) Rental revenue

Revenue from rental of leasehold land and buildings is recognized as earned based upon amounts that are currently due from tenants, collectability is reasonably assured, and the tenant has taken possession or controls the physical use of the leased assets.

The Company leases its commercial office premises in Malaysia and Hong Kong under various non-cancelable operating leases with terms of two to three years and contains renewal options. For the year ended December 31, 2017, the Company recorded $178,682 in rental revenue.

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

Cost of revenues

Costs of service revenue primarily consists of employee compensation and related payroll benefits, company formation cost and other professional fees directly attributable to the services rendered.

Cost of rental revenue primarily includes costs associated with repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by tenants.

Cost of properties sold primary consist of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company conducts major businesses in Hong Kong, Malaysia and China and is subject to tax in these jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Income (loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of stock options, shares from the issuance of stock warrants, shares issued from the conversion of redeemable convertible preferred stock and shares issued for the conversion of convertible debt. At December 31, 2017 and 2016, there were no potentially dilutive shares outstanding.

Foreign currencies translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and records in their respective local currency, which consists of the Malaysian Ringgit (“MYR”), Renminbi (“RMB”), and Hong Kong Dollars (“HK$”), which is also the respective functional currency of subsidiaries.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive loss within equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the years ended December 31,
	2017	2016
Period-end MYR : US$1 exchange rate	4.05	4.48
Period-average MYR : US$1 exchange rate	4.28	4.14
Period-end RMB : US$1 exchange rate	6.51	6.95
Period-average RMB : US$1 exchange rate	6.74	6.66
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. Transactions with related parties are disclosed in the financial statements.

Fair value of financial instruments

The Company follows the guidance of the ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Observable inputs such as quoted prices in active markets;

●	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2017 or 2016. The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, deferred revenue, and due to related parties, approximate at their fair values because of the short-term nature of these financial instruments.

Concentrations of risks

For the year ended December 31, 2017, no customer accounted for 10% or more of the service revenue or accounts receivable at year-end.

For the year ended December 31, 2016, the two customers that accounted for 10% or more of the service income and one customer that accounted for 24% of trade accounts receivable are presented as follows:

	For the year ended December 31, 2016		As of December 31, 2016
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$361,200	12%	$106,800
Customer B	503,500	16%	-
Total:	$864,700	27%	$106,800

For the years ended December 31, 2017 and 2016, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at year-end.

Exchange rate risk

The reporting currency of the Company is US$. To date the majority of the revenues and costs are denominated in MYR and RMB and a significant portion of the assets and liabilities are denominated in MYR and RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$, MYR and RMB. If MYR and RMB depreciates against US$, the value of MYR and RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose it to substantial market risk.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company will adopt the provisions of this statement in the first quarter of fiscal 2018, using the modified retrospective approach. We have assessed the impact adoption of this standard will have on our consolidated financial statements and related disclosures. Based on our assessment, the adoption of this standard will not have a material impact on our revenue recognition policies for our service revenues.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018 for public business entities. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual and interim reporting periods beginning after December 15, 2019 for public business entities. Early adoption is permitted. The Company early adopted ASU 2017-04 during the fourth quarter of 2017.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2016 have been restated. On March 15, 2018, our management determined the following:

●	that the Company’s method of recognizing revenue on service contracts was erroneously accounted for when billed.
●	that the Company erroneously used an incorrect exchange rate in the translation of fixed assets into the Company’s reporting currency.
●	that the Company’s accounting for the acquisition of Yabez (Hong Kong) in 2015 was erroneously recorded using the partial goodwill method.
●	that the Company erroneously did not record an allowance for uncollectible accounts receivable at December 31, 2016.

The effects on the previously issued financial statements are as follows:

(A)

In 2017, the Company corrected its method of recognizing revenue from certain service contracts to use of the performance completion method. Previously the Company had recognized revenues upon billings. The cumulative effect of the correction of the error was to increase accumulated deficit by $366,099 at December 31, 2015. The Company restated its consolidated financial statements as of and for the year ended December 31, 2016 to reflect the correction of the error. The restatement resulted in the Company recording $315,300 of additional service revenue, $88,992 of additional costs, and additional net income of $226,307 for 2016.

(B)

At December 31, 2015, the Company erroneously calculated the cost of real estate held for investment due to an incorrect exchange rate used for translation of amounts from the local currencies of the Company’s operating subsidiaries into the reporting currency of the Company. In preparing its financial statements for the year ended December 31, 2017, the Company determined that the incorrect exchange rate was used and corrected it. The cumulative effect of the correction of the error was to decrease real estate held for investment by $173,352 and decrease accumulated other comprehensive income by $175,298 at December 31, 2015. The Company restated its consolidated financial statements as of and for the year ended December 31, 2016 to reflect the correction of the error and real estate held for investment was decreased by $212,775 and accumulated other comprehensive income was decreased $214,716.

In addition, the Company erroneously calculated the noncontrolling interest of Yabez (Hong Kong) for the year ended December 31, 2015. The cumulative effect of the correction of the error was to increase the accumulated deficit and decrease the noncontrolling interest by $3,088. The Company restated its consolidated financial statements as of and for the year ended December 31, 2016 to reflect the correction of the error, and accumulated deficit was increased by $3,088 while the noncontrolling interest was decreased by $3,088. There was no effect on net income for 2016.

(C)	In September 2015, the Company acquired Yabez (Hong Kong) and calculated goodwill using the partial goodwill method. In preparing its financial statements for the year ended December 31, 2017, the Company determined that the full goodwill method is required by US GAAP. The cumulative effect of the correction of the error was to increase goodwill by $174,001 and noncontrolling interest by $174,001 at December 31, 2015. The Company restated its consolidated financial statements as of and for the year ended December 31, 2016 to reflect the correction of the error, and goodwill and noncontrolling interest were increased by $174,001. There was no effect on net loss for 2016.

(D)	In preparing its financial statements for the year ended December 31, 2016, the Company erroneously did not record an allowance for uncollectible accounts and bad debts. The Company restated its consolidated financial statements as of and for the year ended December 31, 2016 to reflect an allowance for uncollectible accounts and bad debts, and accounts receivable was decreased by $54,799 and accumulated deficit was increased by $54,799.

The following table presents the effect of the restatements on the Company’s previously issued consolidated balance sheet:

	As of December 31, 2016
	As Previously Reported	Adjustments	Notes	As Restated

Accounts receivable	$439,217	$(54,799)	D	$384,418
Deferred costs related to revenue	-	75,207	A	75,207
Real estate held for investment, net	1,014,289	(212,775)	B	801,514
Goodwill	1,472,729	174,001	C	1,646,730

Deferred revenue	-	215,000	A	215,000
Additional paid in capital	6,626,958	1,943	B	6,628,901
Accumulated other comprehensive income	102,898	(175,298)	B	(111,818)
		(39,418)	B
Accumulated deficit	(790,254)	(191,500)	A	(981,754)
Noncontrolling interests in consolidated subsidiaries	$148,230	$170,913	C	$319,143

The following table presents the effect of the restatements on the Company’s previously issued consolidated statement of operations and comprehensive loss:

	For the year ended December 31, 2016
	As Previously Reported	Adjustments	Notes	As Restated

Service revenue	$2,676,292	$315,300	A	$2,991,592

Cost of service revenue	(997,401)	(88,992)	A	(1,086,393)
General and administrative	(1,869,494)	(54,799)	D	(1,924,293)
Net income (loss) attributable to common shareholders	(222,324)	171,509		(50,815)
Foreign currency translation income (loss)	28,395	(39,418)	B	(11,023)
Comprehensive loss	$(193,928)	$132,091		$(61,837)

Net loss per share, basic and diluted	$(0.00)			$(0.00)

The following table presents the effect of the restatements on the Company’s previously issued consolidated statement of stockholder’s equity:

	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- Controlling Interest	Total Equity
Balance as of December 31, 2015, as previously reported	$5,915,294	$74,503	$(567,931)	$136,983	$5,564,045
Prior Period revisions
Correction of errors	1,943	(175,298)	(363,008)	170,913	(365,450)
Balance as of December 31, 2015, as restated	$5,917,237	$(100,795)	$(930,939)	$307,896	$5,198,595

The following table presents the effect of the restatements on the Company’s previously issued consolidated statement of cash flows:

	For the year ended December 31, 2016
	As Previously Reported	Adjustments	Notes	As Restated

Cash flows from operating activities:
Net (loss) income	$(211,175)	$171,509	A	$(39,666)
Provision for bad debts	-	54,799	D	54,799
Changes in operating assets and liabilities:
Accounts receivable, net	(254,462)	(34,500)	A, D	(288,962)
Deferred revenue	(174,547)	(280,800)	A	(455,347)
Deferred costs	-	88,994	A	88,994
Net cash used in operating activities	$(502,388)	$2,160		$(500,228)
Net cash used in investing activities	$(14,566)	$(2,160)		$(16,726)

The information herein amends and supersedes the information contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The affected financial statements and related financial information contained in our previously filed reports for those periods should no longer be relied upon and should be read only in conjunction with the restated financial information set forth herein.

NOTE 3 - BUSINESS COMBINATIONS

On April 25, 2017, the Company completed the purchase of a 60% equity interest and assets of Billion Sino Holdings Limited (“BSHL”). The Company acquired BSHL to expand insurance services. BSHL, through its wholly owned subsidiary Parich Wealth Management Limited (Hong Kong), provides insurance intermediary business in Hong Kong and services include long term and general insurance. Due to the thinly traded market of the Company’s common stock, the purchase price consideration was based on the latest offering price in a contemporaneous private placement to a third party, which was $2.50 per share of common stock and the total purchase consideration of $851,613.

As of the acquisition date, the allocations of the purchase price are stated as follows:

BSHL
Cash and cash equivalents	$145,354
Deposits	3,481
Amount due to a director	(16,597)
Accrued expenses	(90,939)
Intangible assets	94,057
Deferred tax liabilities	(15,519)
Goodwill	1,299,518
Fair value of BSHL	1,419,355
Noncontrolling interest	(567,742)
Total purchase consideration	$851,613

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

	For the years ended December 31
	2017	2016
	(unaudited)	(unaudited)
Revenue	$4,204,075	$3,302,198
Gross profit	2,438,003	2,070,759
Operating income (loss)	(2,839,246)	32,282
Net income (loss)	$(2,939,808)	$(38,919)
Net income (loss) per share	$(0.06)	$(0.00)

Subsequent to the acquisition of Billion Sino Holdings Limited (“BSHL”), the operating performance of the BSHL reporting unit decreased and began to be affected by reduced margins as a result of certain regulatory changes. Specifically, the Chinese government introduced certain capital controls that curtailed certain types of revenue in the insurance market. As a result of this decline, particularly in future expected cash flows, along with comparable fair value information, management concluded that the carrying value of goodwill of $1,299,518 and intangible asset of $68,087 for BSHL exceeded its fair value. In addition, at December 31, 2017, the Company determined that $434,865 of goodwill and $96,250 of an intangible asset recorded in 2015 arising from the acquisition of Yabez (Hong Kong) Company Limited was impaired. Accordingly, at December 31, 2017, the Company recorded a total impairment of goodwill and intangible assets of $1,898,720.

On July 21, 2017, Greenpro Resources Limited, the wholly owned subsidiary of the Company, acquired 51% of the shareholdings of Greenpro Family Office Limited (“GFOL”). Loke Che Chan Gilbert, our Chief Financial Officer, was the sole shareholder of GFOL before the transaction and the acquisition is accounted for as a transfer among entities under common control. GFOL had net assets of $1 at the time of the transaction.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	As of	As of
	December 31, 2017	December 31, 2016

Office leasehold	$3,194,858	$-
Furniture and fixtures	46,890	26,048
Office equipment	43,076	31,890
Leasehold improvement	41,340	13,586
	3,326,164	71,524
Less: Accumulated depreciation and amortization	(59,335)	(32,993)
Total	$3,266,829	$38,531

Office leasehold represents three adjoining office units used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a 50 years land lease with a remaining term of 27 years, and is being amortized over the remaining lease term. Depreciation and amortization expense, classified as operating expenses, was $21,992 and $15,292 for the years ended December 31, 2017 and 2016, respectively.

At December 31, 2017, the Company’s office leasehold was pledged to banks as security collateral for loans of $1,383,360 (see Note 10).

NOTE 5 - REAL ESTATE HELD FOR SALE

At December 31, 2017 and 2016, real estate held for sale totaled $3,430,641 and $3,747,732, respectively. Real estate held for sale represents multiple units in a building located in Hong Kong. During the year ended December 31, 2017, the Company sold three units for $423,871, with related costs of sales of $347,479. The property was developed for resale on a unit by unit basis and is stated at the lower of cost or estimated fair value, less estimated costs to sell. Real estate held for sale represents properties for which a committed plan to sell exists and an active program to market such properties has been initiated. Real estate held for sale is stated at cost less costs to sell unless the inventory is determined to be impaired in which case the impaired inventory is written down to fair value. At December 31, 2017, the Company’s real estate held for sale was pledged to a non-banking lender as security collateral for loans of $774,194 (see Note 10).

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

	As of	As of
	December 31, 2017	December 31, 2016

Office leasehold	$851,120	$766,674
Furniture and fixtures	57,814	48,174
Office equipment	15,378	9,989
Leasehold improvement	75,210	65,334
	999,522	890,171
Less: Accumulated depreciation and amortization	(130,538)	(88,657)
Total	$868,984	$801,514

Real estate held for investment represents three office units located in two commercial buildings in Kuala Lumpur, Malaysia. Two adjoining offices in one building are used or rented by the Company, and one office in another building is rented. Depreciation and amortization expense, classified as cost of rental, was $30,570 and $30,050 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, the Company’s real estate held for investment was pledged to banks as security collateral for loans of $613,433 (see Note 10).

NOTE 7 – OTHER INVESTMENTS

	As of	As of
	December 31, 2017	December 31, 2016

(A) Investment in Greenpro Trust Limited – related party	$51,613	$51,613
(B) Investments in unconsolidated subsidiaries	3,500	582
Cash surrender value of life insurance, net of policy loan	75,344	56,058
Total	$130,457	$108,253

(A)	At December 31, 2017 and 2016, the Company had an investment in Greenpro Trust Limited of $51,613, which is approximately 12% of the equity interest of Greenpro Trust Limited and is accounted for under the cost method of accounting. Greenpro Trust Limited is a company incorporated in Hong Kong and Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert are common directors of Greenpro Trust Limited and the Company.

(B)	At December 31, 2017, the Company had investments in two unconsolidated entities with investment amounts aggregating $3,500. The Company’s ownership was less than 5% in each investment and each investment is accounted for under the cost method of accounting. At December 31, 2016, the Company had investments in two other unconsolidated entities aggregating $582.

During 2017, the Company invested $196,082 into an investment fund. At December 31, 2017, the Company determined that the investment was impaired and recorded a loss on other investments of $196,082.

NOTE 8 – INTANGIBLE ASSETS

	As of	As of
	December 31, 2017	December 31, 2016

Trademarks	$6,186	$5,127
Customer Lists and order backlog	703,037	624,500
	709,223	629,627
Less: Accumulated amortization	(293,231)	(157,307)
Less: Impairment	(164,337)	-
Total	$251,655	$472,320

Amortization expense for the years ended December 31, 2017 and 2016 were $135,925 and $121,862, respectively.

At December 31, 2017, the Company’s management determined that an impairment indicator was present for intangible assets acquired from BSHL and Yabez (Hong Kong) Company Limited. Based on the results of managements impairment analysis, it was determined that customer lists of $96,250 and order backlog of $68,087 were impaired, resulting in an impairment charge of $164,337. At December 31, 2016, there were no impairments of intangible assets recorded.

Amortization for each of the five years and thereafter following December 31, 2017 are as follows:

Year ending December 31:
2018	$90,000
2019	90,000
2020	69,055
Thereafter	2,600

Total	$251,655

NOTE 9 - DUE TO RELATED PARTIES

	As of	As of
	December 31, 2017	December 31, 2016

Due to noncontrolling interests	$1,617,241	$1,441,548
Due to shareholders	3,993	4,880
Due to directors	85,212	46,109
Due to related companies	107,484	16,955
Total	$1,813,930	$1,509,492

At December 31, 2017 and 2016, $1,441,548, was due to the noncontrolling interest in Forward Win International Limited, and is unsecured, bears no interest, is payable upon demand, and related to the initial acquisition of the Company’s real estate held for sale property. At December 31, 2017, $175,693 was due to the noncontrolling interest in BSHL, and is unsecured, bears no interest, and is payable upon demand.

Due to shareholders, directors, and related companies represents expenses paid by the related companies or shareholder or director to third parties on behalf of the Company, are non-interest bearing, and are due on demand.

NOTE 10 – LOANS SECURED BY REAL ESTATE

	As of	As of
	December 31, 2017	December 31, 2016

(A) Standard Chartered Saadiq Berhad, Malaysia	$363,974	$337,464

(B) United Overseas Bank (Malaysia) Berhad	249,459	229,706

(C) Bank of China Limited, Shenzhen, PRC	1,383,360	-

(D) Loan from non-banking lender, Hong Kong	774,194	-

	2,770,987	567,170
Less: current portion	(928,147)	(13,042)
Loans secured by real estate, net of current portion	$1,842,840	$554,128

(A)	In May 2013, the Company obtained a loan in the principal amount of MYR1,629,744 (approximately $495,170) from Standard Chartered Saadiq Berhad, a financial institution in Malaysia to finance the acquisition of leasehold office units at Skypark One City, Selangor in Kuala Lumpur, Malaysia which bears interest at the base lending rate less 2.1% per annum (6.7% at December 31, 2017 and 2016) with 300 monthly installments of MYR9,287 (approximately $2,840) each and will mature in May 2038. The mortgage loan is secured by (i) the first legal charge over the property, (ii) personally guaranteed by Mr. Lee Chong Kuang and Mr. Loke Che Chan Gilbert, the directors of the Company, and (iii) guaranteed by a related corporation which is controlled by the directors of the Company.

(B)	In August 2013, the Company, through Mr. Lee Chong Kuang, the director of the Company, obtained a loan in the principal amount of MYR1,074,696 (approximately $326,530) from United Overseas Bank (Malaysia) Berhad, a financial institution in Malaysia to finance the acquisition of a leasehold office unit at Northpoint, Mid Valley City in Kuala Lumpur, Malaysia which bears interest at the base lending rate less 2.2% per annum (6.81% at December 31, 2017 and 2016) with 360 monthly installments of MYR5,382 (approximately $1,645) each and will mature in August 2043. The mortgage loan is secured by the first legal charge over the property.

(C)	In December 2017, the Company obtained a loan in the principal amount of RMB 9,000,000 (approximately $1,383,360) from Bank of China Limited, a financial institution in China to finance the acquisition of leasehold office units of approximately 5,000 square feet at the Di Wang Building (Shun Hing Square), Shenzhen, China (the Property). The loan bears interest at a 25% premium above the 5-year-or-above RMB base lending rate per annum (6.125% at December 31, 2017) with 120 monthly installments and will mature in December 2027. The monthly installment will be determined by the sum of (i) a 25% premium above the 5-year-or-above RMB base lending rate per annum on the 20th day of each month for the interest payment and (ii) RMB75,000 (approximately $11,528) for the fixed repayment of principal. The mortgage loan is secured by (i) the first legal charge over the Property, (ii) a restricted-cash fixed time deposit of RMB 1,000,000 (approximately $153,707) of the Company, (iii) the accounts receivable of Greenpro Management Consultancy (Shenzhen) Limited, (iv) corporate guaranteed by the Company and by a related company which is controlled by the Loke Che Chan Gilbert, and (v) personally guaranteed by Ms. Chen Yanhong, the legal representative of Greenpro Management Consultancy (Shenzhen) Limited and a shareholder of the Company.

(D)	In September, 2017, the Company borrowed HKD 8,000,000 (approximately $1,032,258) from Laboratory JaneClare Limited, a non-banking lender located in Hong Kong. The loan is secured by the Company’s real estate held for sale, bears interest at 8.4% per annum, and is due September 12, 2018.

Maturities of the loan secured by real estate for each of the five years and thereafter are as follows:

Year ending December 31:
2018	$928,147
2019	154,703
2020	155,413
2021	156,311
2022	157,175
Thereafter	1,219,238

Total	$2,770,987

NOTE 11 – STOCKHOLDERS’ EQUITY

Our authorized capital consists, of 600,000,000 shares, of which 500,000,000 shares are designated as shares of common stock, par value $0.0001 per share, and 100,000,000 shares are designated as shares of preferred stock, par value $0.0001 per share. No shares of preferred stock are currently outstanding. Shares of preferred stock may be issued in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issuance of any shares thereof. The voting powers, designations, preferences, limitations, restrictions, relative, participating, options and other rights, and the qualifications, limitations, or restrictions thereof, of the preferred stock are to be determined by the Board of Directors before the issuance of any shares of preferred stock in such series.

In 2016, the Company sold a total of 424,004 shares of common stock in private placements at prices ranging from $1.60 to $1.80 per share, for aggregate gross proceeds of $711,707.

In 2017, the Company sold a total of 505,556 shares of common stock in private placements at prices ranging from of $1.80 to $2.50 per share, for aggregate gross proceeds of $984,864.

On April 25, 2017, the Company completed the acquisition of a 60% equity interest and assets of Billion Sino Holdings Limited (“BSHL”) and issued 340,645 shares of its restricted common stock at $2.50 per share to the stockholders of BSHL for consideration of $851,613. Due to the thinly traded market of the Company’s common stock, the purchase price consideration was based on the latest offering price in a contemporaneous private placement to a third party.

NOTE 12 - INCOME TAXES

The income (loss) before income taxes of the Company for the years ended December 31, 2017 and 2016 were comprised of the following:

	For the years ended December 31,
	2017	2016
Tax jurisdictions from:
– Local	$(723,141)	$(817,722)
– Foreign, representing:
Hong Kong	(2,174,011)	12,846
The PRC	114,443	(42,092)
Malaysia	(172,593)	(65,776)
Other (primarily nontaxable jurisdictions)	(93,235)	880,537

Loss before income taxes	$(3,048,537)	$(32,207)

Provision for income taxes consisted of the following:

	For the years ended December 31,
	2017	2016

Current:
– Local	$-	$-
– Foreign:
Hong Kong	20,286	7,459
The PRC	48,086	-

Deferred:
– Local	-	-
– Foreign	-	-
	$68,372	$7,459
F-20

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of the Company’s blended statutory income tax rate to the Company's effective tax rate as a percentage of income from continuing operations before taxes:

	For the years ended December 31,
	2017	2016

Statutory blended tax rate	(24)%	(24)%
Goodwill impairment	16%	-
Increase in valuation allowance	10%	47%
– Foreign
Effective tax rate	2%	23%

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Company (GRNQ) is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2017, the operations in the United States of America incurred $1,899,797 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of approximately $398,957 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 16.5% on its assessable income for its tax year. For the year ended December 31, 2017, certain subsidiaries in Hong Kong incurred an aggregate operating loss of $2,323,953 (including goodwill and impairment loss of $1,898,721), while other subsidiaries generated aggregate operating income of $149,942. For the year ended December 31, 2016, certain subsidiaries in Hong Kong incurred an aggregate operating loss of $32,514, while other subsidiaries generated aggregate operating income of $45,360. As of December 31, 2017, the cumulative operating losses and cumulative operating income for operations in Hong Kong was $3,154,457 and $140,779 respectively. The cumulative operating losses can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $520,486 (including goodwill and intangibles of $313,289) on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

GMC(SZ), SZ Falcon and GSNSZ are operating in the PRC subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the year ended December 31, 2017, GMC(SZ), SZ Falcon and GSNSZ recorded aggregate operating income of $77,851. For the year ended December 31, 2016, GMC(SZ) and SZ Falcon recorded an aggregate operating loss of $42,092. As of December 31, 2017, the operations in the PRC had $162,985 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2023, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $40,747 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

GRSB, GCVSB and GWSB are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. For the years ended December 31, 2017 and 2016, GRSB, GCVSB and GWSB incurred an aggregate operating loss of $174,998 and $65,776, respectively, which can be carried forward indefinitely to offset its taxable income. As of December 31, 2017, the operations in Malaysia incurred $403,224 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward indefinitely. The Company has provided for a full valuation allowance against the deferred tax assets of $80,645 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2017 and December 31, 2016:

	As of	As of
	December 31, 2017	December 31, 2016
Deferred tax assets:
Goodwill and intangibles	$313,389	$-
Net operating loss carryforwards
– United States of America	398,857	431,009
– Hong Kong	207,197	26,506
– The PRC	40,747	60,209
– Malaysia	80,645	45,645
	1,040,835	563,369
Less: valuation allowance	(1,040,835)	(563,369)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $1,040,835 as of December 31, 2017. For the year ended December 31, 2017, the valuation allowance increased by $477,466, primarily relating to the impairment of goodwill and intangible assets and loss carryforwards from the various tax regimes.

NOTE 13 - RELATED PARTY TRANSACTIONS

	For the years ended December 31,
	2017	2016
Revenue from related parties is comprised of the following:
Service revenue
- Related party A	$10,065	$1,500
- Related party B	181,696	196,621
- Related party C	-	44,216
- Related party D	-	1,688
- Related party E	-	446
- Related party F	90,201	155,321
Total	$281,962	$399,792

Rental revenue
- Related party A	$3,484	$2,323
- Related party F	44,199	4,516
Total	$47,683	$6,839

Related parties A and E is under common control of Mr. Loke Che Chan, Gilbert, a director of the Company.

Related party B represent companies where Greenpro Venture Capital Limited owns a certain percentage of their company shares.

Related party C is under common control of Ms. Chen Yanhong, the director of GMC(SZ), a wholly-owned subsidiary of the Company.

Related party D is both under common control of Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert, the directors of the Company.

Related party F represents companies that we have determined that we can significantly influence based on our common business relationships.

NOTE 14 - SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments that are based on the following business units: service business and real estate business. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. The Company operates two reportable business segments:

●	Service business – provision of corporate advisory and business solution services

●	Real estate business – leasing and trading of commercial real estate properties in Hong Kong and Malaysia

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the year ended December 31, 2017
	Real estate business	Service business	Corporate	Total

Revenues	$602,553	$3,313,819	$-	$3,916,372
Cost of revenues	(415,891)	(1,071,910)		(1,487,801)
Depreciation and amortization	20,091	155,681	12,715	188,487
Net income (loss)	99,181	(2,300,881)	(915,209)	(3,116,909)

Total assets	3,549,950	7,282,745	181,612	11,014,307
Capital expenditures for long-lived assets	$-	$3,109,152	$44,445	$3,153,597

	For the year ended December 31, 2016
	Real estate business	Service business	Corporate	Total

Revenues	$100,143	$2,991,592	$-	$3,091,735
Cost of revenues	(48,914)	(1,086,393)	-	(1,135,307)
Depreciation and amortization	30,050	136,671	483	167,204
Net income (loss)	(73,366)	98,060	(64,360)	(39,666)

Total assets	4,648,141	3,601,943	161,152	8,411,236
Capital expenditures for long-lived assets	$10,076	$6,050	$600	$16,726

(b) By Geography*

	For the year ended December 31, 2017
	Hong Kong	Malaysia	China	Total

Revenues	$2,705,182	$604,112	$607,078	$3,916,372
Cost of revenues	(1,207,775)	(224,963)	(55,063)	(1,487,801)
Depreciation and amortization	89,360	32,184	66,943	188,487
Net income (loss)	(3,191,830)	9,113	65,808	(3,116,909)

Total assets	5,396,075	1,203,016	4,415,216	11,014,307
Capital expenditures for long-lived assets	$45,503	$12,805	$3,095,289	$3,153,597

	For the year ended December 31, 2016
	Hong Kong	Malaysia	China	Total

Revenues	$2,449,225	$494,743	$147,767	$3,091,735
Cost of revenues	(980,442)	(107,996)	(46,869)	(1,135,307)
Depreciation and amortization	71,524	31,600	64,080	167,204
Net income (loss)	(69,725)	88,979	(58,920)	(39,666)

Total assets	7,210,984	1,134,046	66,206	8,411,236
Capital expenditures for long-lived assets	$3,422	$10,583	$2,721	$16,726

*Revenues and costs are attributed to countries based on the location of customers.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company’s subsidiaries lease an office in Hong Kong under a non-cancellable operating lease that expires in April 2021. In addition, the Company’s subsidiaries lease certain office premises in the PRC under a non-cancellable operating lease that expired in December 2017. The aggregate lease expense for the years ended December 31, 2017 and 2016 were $474,741 and $273,949, respectively.

As of December 31, 2017, the Company has future minimum rental payments for office premises due under non-cancellable operating leases are as follows:

Year ending December 31:
2018	$270,732
2019	271,104
2020	260,645
2021	87,742
Thereafter	-

Total	$890,223

NOTE 16 - SUBSEQUENT EVENTS

In February and March 2018, Greenpro Venture Capital Limited (“GPVC”) entered into stock purchase agreements to sell an aggregate number of 14,900,000 shares of its investment in an unconsolidated subsidiary, Rito Group Corp., for total consideration of $300,000, resulting in a gain of $300,000. As of April 13, 2018, we still hold 100,000 shares of Rito Group Corp.

