Form 10-Q
period 2018-03-31
Greenpro Capital Corp.
filed 2018-05-14
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2018

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

Emerging Growth Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2018
Common Stock, $.0001 par value	53,233,960

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(Expressed in United States Dollars, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (including $172,261 and $166,610 of restricted cash as of March 31, 2018 and December 31, 2017, respectively)	$1,001,877	$1,162,394
Accounts receivable, net	326,917	345,734
Prepaids and other current assets (includes due from related parties of $1,785 and $1,761 as of March 31, 2018 and December 31, 2017, respectively)	267,561	270,760
Deferred costs of revenue	64,089	74,990
Total current assets	1,660,444	1,853,878

Property and equipment, net	3,348,384	3,266,829
Real Estate investments:
Real estate held for sale	3,430,641	3,430,641
Real estate held for investment, net	901,421	868,984
Intangible assets, net	229,025	251,655
Goodwill	1,211,863	1,211,863
Other investments (includes investments in related party of $51,613)	131,490	130,457
TOTAL ASSETS	$10,913,268	$11,014,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$668,936	$768,994
Current portion of loans secured by real estate	805,097	928,147
Due to related parties	1,800,951	1,813,930
Income tax payable	90,942	68,008
Deferred revenue	350,400	345,000
Total current liabilities	3,716,326	3,924,079

Long term portion of loans secured by real estate	1,876,775	1,842,840
Total liabilities	5,593,101	5,766,919

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 53,233,960 shares issued and outstanding	5,323	5,323
Additional paid in capital	8,465,294	8,465,294
Accumulated other comprehensive loss	46,276	(40,199)
Accumulated deficit	(3,275,412)	(3,266,313)
Total Greenpro Capital Corp. common shareholders’ equity	5,241,481	5,164,105
Noncontrolling interests in consolidated subsidiaries	78,686	83,283

Total Stockholders’ equity	5,320,167	5,247,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,913,268	$11,014,307

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Expressed in United States Dollars, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2018	2017
		(As Restated)
REVENUES:
Service revenue (including $38,210 and $164,287 of service revenue from related parties, respectively)	$699,128	$826,167
Rental revenue (including $4,516 of rental revenue from related parties in 2017)	41,444	29,156
Total revenues	740,572	855,323

OPERATING COSTS AND EXPENSES:
Cost of service revenue	(183,563)	(197,024)
Cost of rental revenue	(23,556)	(12,084)
General and administrative	(793,976)	(784,508)

Total operating costs and expenses	(1,001,095)	(993,616)

LOSS FROM OPERATIONS	(260,523)	(138,293)

OTHER INCOME (EXPENSE)
Gain on sale of equity method investment	300,000	-
Other income	14,004	2,354
Interest expense	(46,229)	(6,962)

INCOME (LOSS) BEFORE INCOME TAX	7,252	(142,901)
Income tax expense	(20,948)	(12,846)
NET LOSS	(13,696)	(155,747)
Net loss attributable to noncontrolling interest	4,597	3,308

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(9,099)	(152,439)
Other comprehensive loss:
- Foreign currency translation income	86,475	4,014
COMPREHENSIVE INCOME (LOSS)	$77,376	$(148,425)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	53,233,960	51,963,755

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Expressed in United States Dollars, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Non-
	Number of shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Controlling Interest	Total Equity
Balance as of January 1, 2018	53,233,960	$5,323	$8,465,294	$(40,199)	$(3,266,313)	$83,283	$5,247,388
Foreign currency translation	-	-	-	86,475	-	-	86,475
Net loss	-	-	-	-	(9,099)	(4,597)	(13,696)
Balance as of March 31, 2018 (unaudited)	53,233,960	$5,323	$8,465,294	$46,276	$(3,275,412)	$78,686	$5,320,167

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Expressed in United States Dollars)

(Unaudited)

	Three months ended March 31,
	2018	2017
		(As Restated)
Cash flows from operating activities:
Net loss	$(13,696)	$(155,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,470	41,677
Provision for bad debts	(17,776)	-
Write off of other receivables	(1,033)	-
Increase in cash surrender value on life insurance	194	(815)
Changes in operating assets and liabilities:
Accounts receivable, net	36,555	18,171
Prepaids and other current assets	6,151	(114,329)
Deferred costs of revenue	10,901	52,545
Accounts payable and accrued liabilities	(67,698)	(32,505)
Income tax payable	20,253	7,914
Deferred revenue	5,400	(80,000)
Net cash provided by (used in) operating activities	46,721	(263,089)

Cash flows from investing activities:
Purchase of property and equipment	(109)	(4,503)
Purchase of investments	-	(201,500)
Net cash used in investing activities	(109)	(206,003)

Cash flows from financing activities:
Proceeds from shares issued for cash	-	916,183
Principal payments of loans secured by real estate	(168,717)	(3,317)
Repayment of advances from related parties	(52,473)	(7,833)
Net cash provided by (used in) financing activities	(221,190)	905,033

Effect of exchange rate changes in cash and cash equivalents	14,061	2,316
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(160,517)	438,257
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,162,394	1,021,351

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,001,877	$1,459,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$53,953	$6,962

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Expressed in United States Dollars)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31. 2018 and 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The Condensed Consolidated Balance Sheet information as of December 31, 2017 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2018. These financial statements should be read in conjunction with that report.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control, and entities for which the Company is the primary beneficiary. Intercompany transactions and balances were eliminated in consolidation.

At March 31, 2018 and December 31, 2017, the consolidated financial statements include noncontrolling interests related to the Company’s ownership of 60% of Forward Win International Limited, Yabez (Hong Kong) Company Limited, Greenpro Wealthon Sdn Bhd, Billion Sino Holdings Limited, and Parich Wealth Management Limited, and to the Company’s ownership of 51% of Greenpro Capital Village Sdn Bhd and Greenpro Family Office Limited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2018, the Company incurred a loss from operations of $260,523 and at March 31, 2018, the Company had a working capital deficit of $2,055,882. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash were denominated in the following currencies at:

	As of March 31, 2018	As of December 31, 2017
	(Unaudited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$157,507	$283,674
Denominated in Hong Kong dollars	553,305	568,008
Denominated in Chinese Renminbi	231,920	239,502
Denominated in Malaysian Ringgit	59,145	71,210
Cash, cash equivalents, and restricted cash	$1,001,877	$1,162,394

At March 31, 2018 and December 31, 2017, cash included funds held by employees of $6,750 and $32,673, respectively, and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

Revenue recognition

In 2014, the FASB issued guidance on revenue recognition (“ASC 606”), with final amendments issued in 2016. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes.

The Company’s revenue consists of revenue from providing business consulting and corporate advisory services (“service revenue”), revenue from the sale of real estate properties, and revenue from the rental of real estate properties.

Revenue from services

For certain of our service contracts providing assistance to clients in capital market listings (“IPO services”), our services provided are considered to be one performance obligation. Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and when needed may record a liability if a determination is made that costs will exceed revenue.

For other services such as company secretarial, accounting financial analysis and related services (“Non-IPO services”), the Company’s performance obligations are satisfied, and the related revenue is recognized, as services are rendered. For contracts in which we act as an agent, the Company reports revenue net of expenses paid.

The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a client contract.

The Company adopted the guidance of ASC 606 on January 1, 2018, and the implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements.

Revenue from the sale of real estate properties

Effective January 1, 2018, the Company adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets. Generally, the Company’s sales of its real estate properties would be considered a sale of a nonfinancial asset as defined. Under ASC 610-20, the Company will derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. During the three months ended March 31, 2018 and 2017, the Company had no revenue from the sale of real estate properties. As a result of the adoption of ASU 610-20, there was no impact to the Company’s consolidated financial statements.

Revenue from the rental of real estate properties

Rental revenue represents lease rental income from the Company’s tenants. The tenants pay monthly in accordance with lease agreements and the Company recognizes the income ratably over the lease term as this is the most representative of the pattern in which the benefit is expected to be derived from the underlying asset.

Cost of revenues

Cost of service revenue primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of real estate properties sold primarily consist of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue primarily includes costs associated with repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by tenants.

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited, As Restated)
Revenue by service lines:
Corporate advisory – Non-IPO services	$499,128	$616,167
Corporate advisory – IPO services	200,000	210,000
Rental of real estate properties	41,444	29,156
Total revenue	$740,572	$855,323

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited, As Restated)
Revenue by geographic area:
Hong Kong	$538,946	$604,596
Malaysia	151,663	224,948
China	49,963	25,779
Total revenue	$740,572	$855,323

Our contract balances include deferred costs of revenue and deferred revenue.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Deferred Costs of Revenue

For service contracts where the performance obligation is not completed, deferred costs of revenue are recoded for any costs incurred in advance of the performance obligation.

Deferred revenue and deferred costs of revenue at March 31, 2018 and December 31, 2017 are classified as current assets or current liabilities and totaled:

	As of March 31, 2018	As of December 31, 2017
	(Unaudited)
Deferred revenue	$350,400	$345,000
Deferred costs of revenue	$64,089	$74,990

Accounts Receivable

Accounts receivable as presented in the consolidated balance sheets are related to the Company’s contracts and are recorded when the right to consideration becomes unconditional at the amount management expects to collect. Accounts receivable do not bear interest, and payments are generally due within thirty to forty-five days of invoicing. The Company maintains an allowance for doubtful accounts receivable. The allowance reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. It is based upon historical experience and loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts and known delinquent accounts. The carrying value of accounts receivable approximates their fair value.

	As of March 31, 2018 (Unaudited)	As of December 31, 2017
Accounts receivable, gross	$385,400	$421,913
Less: Allowance for doubtful accounts	(58,483)	(76,179)
Accounts receivable, net	$326,917	$345,734

Income (loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of stock options, shares from the issuance of stock warrants, shares issued from the conversion of redeemable convertible preferred stock and shares issued for the conversion of convertible debt. At March 31, 2018 and December 31, 2017, there were no potentially dilutive shares outstanding.

Foreign currency translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and records in their respective local currency, which consists of the Malaysian Ringgit (“MYR”), Chinese Renminbi (“RMB”), and Hong Kong Dollars (“HK$”), which is also the respective functional currency of subsidiaries.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2018	2017
Period-end MYR : US$1 exchange rate	3.86	4.43
Period-average MYR : US$1 exchange rate	3.90	4.43
Period-end RMB : US$1 exchange rate	6.28	6.89
Period-average RMB : US$1 exchange rate	6.30	6.88
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2018 or December 31, 2017. The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, deferred costs of revenue, deferred revenue, and due to related parties, approximate their fair values because of the short-term nature of these financial instruments.

Concentrations of risks

For the three months ended March 31, 2018, no customer accounted for 10% or more of the service revenue or accounts receivable at year-end.

For the three months ended March 31, 2017, one customer that accounted for 10% or more of the service income is presented as follows:

	For the three months ended March 31, 2017		As of March 31, 2017
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A (Related Party C)	91,032	11%	-
Total:	$91,032	11%	$-

For the three months ended March 31, 2018 and 2017, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at quarter-end.

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

The Company’s operations in the People’s Republic of China (“PRC”) are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted the guidance of ASU No. 2016-18 on January 1, 2018 and there was no effect to the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements for the three months ended March 31, 2017 have been restated. On March 15, 2018, our management determined the following:

●	that the Company’s method of recognizing revenue on service contracts was erroneously accounted for when billed.
●	that the Company erroneously used an incorrect exchange rate in the translation of fixed assets into the Company’s reporting currency.
●	that the Company’s accounting for the acquisition of Yabez (Hong Kong) Company Limited in 2015 was erroneously recorded using the partial goodwill method.
●	that the Company erroneously did not record an allowance for uncollectible accounts receivable at December 31, 2016.

The effects on the previously issued financial statements are as follows:

(A)	In 2017, the Company corrected its method of recognizing revenue from certain service contracts to use of the performance completion method. Previously the Company had recognized revenues upon billings. The cumulative effect of the correction of the error was to increase accumulated deficit by $84,882 at March 31, 2017. The Company restated its consolidated financial statements as of and for the three months ended March 31, 2017 to reflect the correction of the error. The restatement resulted in the Company recording $22,663 of deferred costs of revenue, $135,000 of deferred revenue, $84,882 increase in accumulated deficit, $80,000 of additional service revenue, $52,545 of additional costs of service revenue, and additional net income of $27,455 for the three months ended March 31, 2017.

(B)

At December 31, 2015, the Company erroneously calculated the cost of real estate held for investment due to an incorrect exchange rate used for translation of amounts from the local currencies of the Company’s operating subsidiaries into the reporting currency of the Company. In preparing its financial statements for the three months ended March 31, 2017, the Company determined that the incorrect exchange rate was used and corrected it. The Company restated its consolidated financial statements as of and for the three months ended March 31, 2017 to reflect the correction of the error and real estate held for investment was decreased by $202,325 and accumulated other comprehensive income was decreased $204,271.

In addition, the Company erroneously calculated the noncontrolling interest of Yabez (Hong Kong) Company Limited for the year ended December 31, 2015. The cumulative effect of the correction of the error was to increase the accumulated deficit and decrease the noncontrolling interest by $3,088 at March 31, 2017. There was no effect on net loss for 2017.

(C)	In September 2015, the Company acquired Yabez (Hong Kong) Company Limited and calculated goodwill using the partial goodwill method. The Company restated its consolidated financial statements as of and for the three months ended March 31, 2017 to reflect the full goodwill method as required by US GAAP. The cumulative effect of the correction of the error was to increase goodwill by $174,001 and noncontrolling interest by $174,001 at March 31, 2017. There was no effect on net loss for 2017.

(D)	In preparing its financial statements for the three months ended March 31, 2017, the Company erroneously did not record an allowance for uncollectible accounts and bad debts. The Company restated its consolidated financial statements as of and for the three months ended March 31, 2017 to reflect an allowance for uncollectible accounts and bad debts, and accounts receivable was decreased by $126,205, bad debt expense was increased by $71,406, and accumulated deficit was increased by $109,705.

The following table presents the effect of the restatements on the Company’s previously issued consolidated balance sheet:

	As of March 31, 2017 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Accounts Receivable, net	$492,652	$(126,205)	D	$366,447
Deferred costs related to revenue	-	22,663	A	22,663
Real estate held for investment, net	1,010,630	(202,325)	B	808,305
Goodwill	1,472,729	174,001	C	1,646,730

Deferred Revenue	-	135,000	A	135,000
Additional paid in capital	7,543,095	1,943	B	7,545,038
Accumulated other comprehensive income	96,467	(204,721)	B	(107,804)

Accumulated deficit	(898,743)	(235,451)	A, B, D	(1,134,194)
Noncontrolling interests in consolidated subsidiaries	$144,922	$170,912	B, C	$315,834

The following table presents the effect of the restatements on the Company’s previously issued consolidated statement of operations and comprehensive loss:

	For the three months ended March 31, 2017 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Service revenue	$746,167	$80,000	A	$826,167

Cost of service revenue	(144,479)	(52,545)	A	(197,024)
General and administrative	(710,748)	(71,406)	D	(782,154)
Net loss attribute to common shareholders	(108,488)	(43,951)		(152,439)
Foreign currency translation income (loss)	(6,431)	10,445	B	4,014
Comprehensive loss	$(114,919)	$(33,506)		$(148,425)

Net loss per share, basic and diluted	$(0.00)			$(0.00)

The following table presents the effect of the restatements on the Company’s previously issued consolidated statement of cash flows:

	For the three months ended March 31, 2017 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Cash flows from operating activities:
Net (loss) income	$(111,796)	$(43,951)	A	$(155,747)
Changes in operating assets and liabilities:
Accounts Receivable, net	(53,235)	71,406	D	18,171
Deferred revenue	-	(80,000)	A	(80,000)
Deferred costs	-	52,545	A	52,545

The information herein amends and supersedes the information contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2017. The affected financial statements and related financial information contained in our previously filed reports for those periods should no longer be relied upon and should be read only in conjunction with the restated financial information set forth herein.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

	As of	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Offices properties	$3,312,313	$3,194,858
Furniture and fixtures	47,155	46,890
Office equipment	43,816	43,076
Leasehold improvement	41,340	41,340
	3,444,634	3,326,164
Less: Accumulated depreciation and amortization	(96,240)	(59,335)
Total	$3,348,384	$3,266,829

Offices properties represents three adjoining office units used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a 50-year land lease with a remaining term of 27 years, and is being amortized over the remaining lease term. Depreciation and amortization expense, classified as operating expenses, was $36,288 and $3,203 for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, the Company’s office leasehold was pledged to banks as security collateral for loans of $1,398,362 (see Note 7).

NOTE 4 - REAL ESTATE HELD FOR SALE

At March 31, 2018 and December 31, 2017, real estate held for sale totaled $3,430,641. Real estate held for sale represents multiple units in a building located in Hong Kong. The property was developed for resale on a unit by unit basis and represents properties for which a committed plan to sell exists and an active program to market such properties has been initiated. Real estate held for sale is stated at cost less costs to sell unless the inventory is determined to be impaired in which case the impaired inventory is written down to fair value. At March 31, 2018, the Company’s real estate held for sale was pledged to a non-banking lender as security collateral for loans of $645,161 (see Note 7).

NOTE 5 - REAL ESTATE HELD FOR INVESTMENT

	As of	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Office properties	$891,227	$851,120
Furniture and fixtures	60,538	57,814
Office equipment	16,212	15,378
Leasehold improvement	78,754	75,210
	1,046,731	999,522
Less: Accumulated depreciation and amortization	(145,310)	(130,538)
Total	$901,421	$868,984

Real estate held for investment represents three office units located in two commercial buildings in Kuala Lumpur, Malaysia. Two adjoining offices in one building are used or rented by the Company, and one office in another building is rented. Depreciation and amortization expense, classified as cost of rental, was $8,553 and $7,121 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, the Company’s real estate held for investment was pledged to banks as security collateral for loans of $638,349 (see Note 7).

NOTE 6 - DUE TO RELATED PARTIES

	As of	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Due to noncontrolling interests	$1,520,467	$1,617,241
Due to shareholders	87,227	3,993
Due to directors	85,640	85,212
Due to related companies	107,617	107,484
Total	$1,800,951	$1,813,930

At March 31, 2018 and December 31, 2017, $1,441,548, was due to the noncontrolling interest in Forward Win International Limited, and is unsecured, bears no interest, and is payable upon demand. At March 31, 2018 and December 31, 2017, $78,919 and $175,693, respectively, was due to the noncontrolling interest in BSHL and is unsecured, bears no interest, and is payable upon demand.

Due to shareholders, directors, and related companies represents expenses paid by the related companies or shareholder or director to third parties on behalf of the Company, are non-interest bearing, and are due on demand.

NOTE 7 – LOANS SECURED BY REAL ESTATE

	As of	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
(A) Standard Chartered Saadiq Berhad, Malaysia	$378,416	$363,974

(B) United Overseas Bank (Malaysia) Berhad	259,933	249,459

(C) Bank of China Limited, Shenzhen, PRC	1,398,362	1,383,360

(D) Loan from non-banking lender, Hong Kong	645,161	774,194

	2,681,872	2,770,987
Less: current portion	(805,097)	(928,147)
Loans secured by real estate, net of current portion	$1,876,775	$1,842,840

(A)

Loan payable to Standard Chartered Saadiq Berhad, secured by two office units at Skypark One City, Selangor in Kuala Lumpur, Malaysia. The loan bears interest at the base lending rate less 2.1% per annum (6.95% at March 31, 2018) with 300 monthly installments of MYR9,287 (approximately $2,840) each and will mature in May 2038. The mortgage loan is secured by the property and various guarantees from officers of the Company.

(B)

Loan payable to United Overseas Bank (Malaysia) Berhad secured by an office unit at Northpoint, Mid Valley City in Kuala Lumpur, Malaysia. Mr. Lee Chong Kuang, the chief executive officer of the Company, obtained the loan for the Company. The loan bears interest at the base lending rate less 2.2% per annum (6.96% at March 31, 2018) with 360 monthly installments of MYR5,382 (approximately $1,645) each and will mature in August 2043.

(C)

Loan payable to Bank of China Limited secured by three office units at the Di Wang Building (Shun Hing Square), Shenzhen, China. The loan bears interest at a 25% premium above the 5-year-or-above RMB base lending rate per annum (6.125% at March 31, 2018) with 120 monthly installments and will mature in December 2027. The mortgage loan is secured by the property, a restricted-cash deposit of RMB 1,000,000 (approximately $153,707), the accounts receivable of Greenpro Management Consultancy (Shenzhen) Limited, and various guarantees from officers and employees of the Company.

(D)	Loan payable to Laboratory JaneClare Limited, a non-banking lender located in Hong Kong. The loan is secured by the Company’s real estate held for sale, bears interest at 8.4% per annum, and is due September 12, 2018.

NOTE 8 - RELATED PARTY TRANSACTIONS

	For the three months ended March 31,
	2018	2017
Revenue from related parties is comprised of the following:
Service revenue
- Related party B	38,210	74,287
- Related party C	-	90,000
Total	$38,210	$164,287

Rental revenue
- Related party A	$-	$3,484
- Related party C	-	1,032
Total	$-	$4,516

Related party A is under common control of Mr. Loke Che Chan, Gilbert, a director of the Company.

Related party B represent companies where Greenpro owns a certain percentage of their company shares.

Related party C represents companies that we have determined that we can significantly influence based on our common business relationships.

NOTE 9 - SEGMENT INFORMATION

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the three months ended March 31, 2018 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$41,444	$699,128	$-	$740,572
Cost of revenues	(23,556)	(159,563)	(24,000)	(207,119)
Depreciation and amortization	8,553	54,836	4,081	67,470
Net income (loss)	7,358	(202,671)	181,617	(13,696)

Total assets	3,546,437	7,259,827	107,004	10,913,268
Capital expenditures for long-lived assets	$-	$109	$-	$109

	For the three months ended March 31, 2017 (Unaudited, Restated)
	Real estate business	Service business	Corporate	Total

Revenues	$29,156	$826,167	$-	$855,323
Cost of revenues	(12,084)	(197,024)	-	(209,108)
Depreciation and amortization	7,121	34,556		41,677
Net income (loss)	(739)	(154,581)	(427)	(155,747)

Total assets	3,772,547	5,040,228	235,322	9,048,097
Capital expenditures for long-lived assets	$-	$4,503	$-	$4,503

(b) By Geography*

	For the three months ended March 31, 2018 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$538,946	$151,663	$49,963	$740,572
Cost of revenues	(136,868)	(70,251)		(207,119)
Depreciation and amortization	25,120	8,959	33,391	67,470
Net income (loss)	130,468	(51,923)	(92,241)	(13,696)

Total assets	6,012,960	1,235,883	3,664,425	10,913,268
Capital expenditures for long-lived assets	$-	$109	$-	$109

	For the three months ended March 31, 2017 (Unaudited, Restated)
	Hong Kong	Malaysia	China	Total

Revenues	$604,596	$224,948	$25,779	$855,323
Cost of revenues	(161,477)	(47,381)	(250)	(209,108)
Depreciation and amortization	17,820	7,525	16,332	41,677
Net income (loss)	(184,702)	86,238	(57,283)	(155,747)

Total assets	6,183,070	1,210,498	1,654,529	9,048,097
Capital expenditures for long-lived assets	$-	$4,503	$-	$4,503

*Revenues and costs are attributed to countries based on the location of customers.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on April 13, 2018 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Company Overview

Greenpro Capital Corp. (the “Company” or “Greenpro”), was incorporated in the State of Nevada on July 19, 2013. We provide cross-border business solutions and accounting outsourcing services to small and medium-size businesses located in Asia, with an initial focus on Hong Kong, Malaysia and China. Greenpro provides a range of services as a package solution to our clients, which we believe can assist our clients in reducing their business costs and improving their revenues.

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

Results of Operations

Restatement of Previously Issued Consolidated Financial Statements

As discussed further in Note 2, Restatement of Previously Issued Consolidated Financial Statements, in the Notes to Consolidated Financial Statements included in Part I, Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report, we have restated our consolidated financial statements for the three months ended March 31, 2017. Refer to Note 2 to the Consolidated Financial Statements for additional details regarding the aforementioned restatement adjustments.

For information regarding our controls and procedures, see Part I, Item 4 - Controls and Procedures, of this Quarterly Report.

During the three months ended March 31, 2018 and 2017, we operated in three regions: Hong Kong, Malaysia and China. We derived revenue from rental activities of our commercial properties and the provision of services. A table further describing our revenue and cost of revenues is set forth below:

	Three months ended March 31,
	2018	2017
		(As Restated)
REVENUES:
Service revenue (including $38,210 and $164,287 of service revenue from related parties, respectively)	$699,128	$826,167
Rental revenue (including $4,516 of rental revenue from related parties in 2017)	41,444	29,156
Total revenues	740,572	855,323

OPERATING COSTS AND EXPENSES:
Cost of service revenue	(183,563)	(197,024)
Cost of rental revenue	(23,556)	(12,084)
General and administrative	(793,976)	(784,508)

Total operating costs and expenses	(1,001,095)	(993,616)

INCOME (LOSS) FROM OPERATIONS	(260,523)	(138,293)

Comparison of the three months ended March 31, 2018 and 2017

Total Revenues

Total revenue was $740,572 and $855,323 for the three months ended March 31, 2018 and 2017, respectively. The decreased amount of $114,751 was due to the decreased number of new client engagements. However, we expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

Service Revenue

Revenue from the provision of business services was $699,128 and $826,167 for the three months ended March 31, 2018 and 2017, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial analysis services. Although we experienced a decrease in service income, we believe we will improve as a result of our integration of clients in connection with our acquisitions and increased focus on high-end services.

Rental Revenue

Revenue from rentals was $41,444 and $29,156 for the three months ended March 31, 2018 and 2017, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total Operating Costs and Expenses

Total operating costs and expenses was $1,001,095 and $993,616 for the three months ended March 31, 2018 and 2017, respectively. They consist of cost of service revenue, cost of rental revenue, general and administrative expenses.

The overall loss from operations for the Company for the three months ended March 31, 2018 and 2017 were $260,523 and $138,293, respectively. The increase in loss from operations was mainly due to a decrease in revenue from the provision of business services.

Cost of service revenue

Costs of revenue on provision of services were $183,563 and $197,024 for the three months ended March 31, 2018 and 2017, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of rental revenue

Cost of rental revenue was $23,556 and $12,084 for the three months ended March 31, 2018 and 2017, respectively. It includes the costs associated with government rent and rates, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fee and utility expenses are paid directly by tenants.

General and administrative expenses

General and administrative expenses were $793,976 and $784,508 for the three months ended March 31, 2018 and 2017, respectively. The general and administrative expenses consist primarily of salary and wages of $335,364, rental expenses of $104,338, and directors’ remuneration of $82,500. We expect our G&A to continue to increase as we integrate our business acquisitions, expand our offices into new jurisdictions, and deepen our existing businesses.

Loss Attributable to noncontrolling interest

The Company records income attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

At March 31, 2018, noncontrolling interests are related to the Company’s ownership of 60% of Forward Win International Limited, Yabez (Hong Kong) Company Limited, Greenpro Wealthon Sdn Bhd, Billion Sino Holdings Limited, and Parich Wealth Management Limited, and to the Company’s ownership of 51% of Greenpro Capital Village Sdn Bhd and Greenpro Family Office Limited.

For the three months ended March 31, 2018 and 2017, the Company recorded net loss attributable to noncontrolling interests of $4,597 and $3,308, respectively.

Net Loss

Net losses were $13,696 and $155,747 for the three months ended March 31, 2018 and 2017, respectively. The decrease in net loss was mainly due to an increase in service revenue and other income.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the three months ended March 31, 2018 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2018.

Contractual Obligations

As of March 31, 2018, the Company’s subsidiaries lease an office in Hong Kong under a non-cancellable operating lease that expires in April 2018. In January 2018, the tenancy agreement was renewed for three years commencing from May 1, 2018 and expiring on April 30, 2021.

Related Party Transactions

Related party transactions amounted to $38,210 and $168,803 for the three months ended March 31, 2018 and 2017, respectively, in service revenue and rental revenue.

The amount due from related parties was $1,785 and $14,421 as of March 31, 2018 and 2017, respectively. The amounts due to related parties were $1,800,951 and $1,443,760 as of March 31, 2018 and 2017, respectively.

Our related parties are those companies where Greenpro owns a certain percentage of the shares of such companies, and companies that we have determined that we can significantly influence based on our common business relationships. Refer to Note 6 and Note 8 to the Consolidated Financial Statements for additional details regarding the related party transactions.

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

Revenue recognition

In 2014, the FASB issued guidance on revenue recognition (“ASC 606”), with final amendments issued in 2016. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes.

The Company’s revenue consists of revenue from providing business consulting and corporate advisory services (“service revenue”), revenue from the sale of real estate properties, and revenue from the rental of real estate properties.

Revenue from services

For certain of our service contracts providing assistance to clients in capital market listings (“IPO services”), our services provided are considered to be one performance obligation. Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and when needed may record a liability if a determination is made that costs will exceed revenue.

For other services such as company secretarial, accounting financial analysis and related services (“Non-IPO services”), the Company’s performance obligations are satisfied, and the related revenue is recognized, as services are rendered. For contracts in which we act as an agent, the Company reports revenue net of expenses paid.

The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a client contract.

Revenue from the sale of real estate properties

Effective January 1, 2018, the Company adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets. Generally, the Company’s sales of its real estate properties would be considered a sale of a nonfinancial asset as defined. Under ASC 610-20, the Company will derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.

Revenue from the rental of real estate properties

Rental revenue represents lease rental income from the Company’s tenants. The tenants pay monthly in accordance with lease agreements and the Company recognizes the income ratably over the lease term as this is the most representative of the pattern in which the benefit is expected to be derived from the underlying asset.

Cost of revenues

Cost of service revenue primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of real estate properties sold primarily consist of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue primarily includes costs associated with repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by tenants.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line basis over expected useful lives ranging from three to twenty seven years. Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.

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

Real estate held for investment is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over expected useful lives ranging from three to fifty years.

Intangible assets, net

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented customer lists and order backlogs acquired in business combinations and certain trademarks registered in Hong Kong, the PRC, and Malaysia. Intangible assets are amortized on a straight-line basis over their estimated useful life’s ranging from five to ten years.

The Company follows ASC 360 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. The Company’s policy is to perform its annual impairment testing for its intangible assets on December 31 of each fiscal year.

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform its annual impairment testing for its reporting units on December 31 of each fiscal year.

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

Liquidity and Capital Resources

During the three months ended March 31, 2018, the Company incurred a loss from operations of $260,523 and at March 31, 2018, the Company had a working capital deficiency of $2,055,882. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our December 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

As of March 31, 2018, we had a working capital deficiency of $2,055,882 as compared to a working capital deficiency of $2,070,201 as of December 31, 2017. The decrease was mainly due to a decrease of cash and cash equivalents and an increase of income tax payable. We had total current assets of $1,660,444 consisting of cash and cash equivalents of $1,001,877, accounts receivable of $326,917, prepaids and other current assets of $267,561, and deferred costs of revenue of $64,089, compared to total current assets of $1,853,878 as of December 31, 2017. The decrease was mainly due to the decrease of cash and cash equivalents. We had current liabilities of $3,716,326 mainly consisting of amounts due to related parties of $1,800,951, and accounts payable and accrued liabilities of $668,936. The Company’s net losses were $13,696 and $155,747 for the three months ended March 31, 2018 and 2017, respectively. The Company’s comprehensive income was $77,376 and comprehensive loss was $148,425 for the three months ended March 31, 2018 and 2017, respectively. The decrease in net loss was due to a decrease in service revenue offset by increase in other income.

As of March 31, 2018, $1,441,548 was due to a related party for advances to the Company to purchase real estate held for sale in 2014 and another related party advanced $78,919 to the Company for business operations of one of the subsidiaries of the Company. These advances are non-interest bearing and are due upon demand.

As of March 31, 2018, our long-term liabilities consist of loans secured by real estate from:

(a)	Standard Chartered Saadiq Berhad, with 300 monthly installments of MYR9,287 (approximately $2,840) each and will mature in May 2038;
(b)	United Overseas Bank (Malaysia) Berhad, with 360 monthly installments of MYR5,382 (approximately $1,645) each and will mature in August 2043;
(c)

Bank of China Limited, with 120 monthly installments of an amount determined by the sum of (i) 25% premium above the 5-year-or-above RMB base lending rate per annum on 20th day of each month for the interest payment and (ii) RMB75,000 (approximately $11,528) for the fixed repayment of principal, and will mature in December 2027;

(d)	Laboratory JaneClare Limited, a non-banking lender located in Hong Kong. The loan is secured by the Company’s real estate held for sale, bears interest at 8.4% per annum, and is due September 12, 2018.

Operating activities

Net cash provided by operating activities was $46,721 for the three months ended March 31, 2018 as compared to net cash used in operating activities of $263,089 for the three months ended March 31, 2017. The cash provided by operating activities in 2018 was mainly from a decrease of accounts receivable and an increase of income tax payable, while the cash used in operating activities in 2017 consisted primarily of a net loss for the period, a decrease in deferred revenue, accounts payable and accrued liabilities, and an increase in prepaids and other current assets. Non-cash expenses totaled $48,855 and $40,862 for the three months ended March 31, 2018 and 2017, respectively, which were primarily composed of depreciation and amortization of $67,470, and provision of bad debts of $17,776 for the three months ended March 31, 2018.

The Company has incurred operating losses and used cash in its operating activities for the past two years. For the period ended March 31, 2018, the Company improved the accounts receivable turnover and a decrease in net loss, which resulted in positive operating cash flow. The decrease in net loss was due to an increase in service revenue and other income. The Company’s management believes it will have improved accounts receivable turnover and accounts payable turnover ratios in fiscal 2018. However, there can be no assurance that the anticipated sales level will be achieved.

Investing activities

Net cash used in investing activities was $109 and $206,003 for the three months ended March 31, 2018 and 2017, respectively.

The cash used in investing activities was mainly for purchase of property and equipment in 2018. Net cash used in investing activities consisted primarily of the long-term investment and purchases of property and equipment in 2017.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2018 was $221,190 while net cash provided by financing activities for the three months ended March 31, 2017 was $905,033.

The cash used in financing activities mainly resulted from the principal payments of loans secured by real estate of $168,717 and repayment of advances from related parties of $52,473 in 2018.

As of March 31, 2018, there were 53,233,960 shares of common stock issued and outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2018, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) ineffective controls over period end financial disclosure and reporting process to enable the close process to be completed in a timely and accurate manner, which includes accurately estimating accruals and the overall preparation, review and analysis of the financial results; (2) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed; (3) the Company did not maintain effective controls over the completeness, accuracy, and valuation of revenue and accounts receivable. Specifically, the Company had not implemented effective controls to ensure that (i) that all revenue recognition criteria have been satisfied prior to revenue being recognized, including the collectability criteria is reasonably assured; (ii) the aging of accounts receivables is monitored to verify the completeness and accuracy of computations for the valuation of accounts receivables reserves and (iii) the analysis of the completed performance method of accounting for contract revenues is accurate and complete; (4) the Company did not maintain effective controls over the allocation of the purchase price for acquisitions to the assets acquired and liabilities assumed; (5) the Company did not maintain adequate controls over the proper application of foreign exchange rates in the translation of fixed assets into the Company’s reporting currency. These material weaknesses resulted in the restatement of our consolidated financial statements for the three months ended March 31, 2017. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of March 31, 2018.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Greenpro Capital Corp.

Date: May 14, 2018	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

