Form 10-Q
period 2018-06-30
Greenpro Capital Corp.
filed 2018-08-13
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2018

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

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2018
Common Stock, $.0001 par value	54,715,287

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(In U.S. dollars, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (including $163,995 and $166,610 of restricted cash as of June 30, 2018 and December 31, 2017, respectively)	$2,906,791	$1,162,394
Accounts receivable (net of allowance of $32,273 and $76,179 as of June 30, 2018 and December 31, 2017, respectively)	192,299	345,734
Prepaids and other current assets (includes due from related parties of $2,679 and $1,761 as of June 30, 2018 and December 31, 2017, respectively)	224,904	270,760
Deferred costs of revenue	141,436	74,990
Total current assets	3,465,430	1,853,878

Property and equipment, net	3,174,746	3,266,829
Real Estate investments:
Real estate held for sale	3,336,829	3,430,641
Real estate held for investment, net	853,285	868,984
Intangible assets, net	207,468	251,655
Goodwill	1,211,863	1,211,863
Note receivable, related party	300,000	-
Other investments (includes investments in related parties of $301,617 and $51,613 as of June 30, 2018 and December 31, 2017, respectively)	396,029	130,457
TOTAL ASSETS	$12,945,650	$11,014,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$355,713	$768,994
Current portion of loans secured by real estate	797,126	928,147
Due to related parties	1,548,058	1,813,930
Income tax payable	66,735	68,008
Deferred revenue	810,400	345,000
Derivative liabilities	523,585	-
Total current liabilities	4,101,617	3,924,079

Long term portion of loans secured by real estate	1,746,485	1,842,840
Total liabilities	5,848,102	5,766,919

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 53,769,519 and 53,233,960 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	5,377	5,323
Additional paid in capital	10,722,356	8,465,294
Accumulated other comprehensive loss	(73,486)	(40,199)
Accumulated deficit	(3,673,880)	(3,266,313)
Total Greenpro Capital Corp. common shareholders’ equity	6,980,367	5,164,105
Noncontrolling interests in consolidated subsidiaries	117,181	83,283

Total Stockholders’ equity	7,097,548	5,247,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,945,650	$11,014,307

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended June 30		Six months ended June 30,
	2018	2017	2018	2017
		(As Restated)		(As Restated)
REVENUES:
Service revenue (including $35,745 and $12,664 of service revenue from related parties for the three months ended June 30, 2018 and 2017, respectively, and $260,816 and $253,451 of service revenue from related parties for the six months ended June 30, 2018 and 2017, respectively)	$615,643	$487,482	$1,314,771	$1,313,649
Sale of real estate properties	146,073	-	146,073	-
Rental revenue (including $24,973 and $29,489 of rental revenue from related parties for the three and six months ended June 30, 2017, respectively)	46,387	56,661	87,831	85,817
Total revenues	808,103	544,143	1,548,675	1,399,466

OPERATING COSTS AND EXPENSES:
Cost of service revenue (including $66,000 cost of service to related parties for the three and six months ended June 30, 2018)	(202,752)	(93,520)	(386,315)	(290,544)
Cost of real estate properties sold	(95,319)	-	(95,319)	-
Cost of rental revenue	(15,879)	(18,817)	(39,435)	(30,901)
General and administrative	(845,593)	(778,290)	(1,639,570)	(1,560,444)

Total operating costs and expenses	(1,159,543)	(890,627)	(2,160,639)	(1,881,889)

LOSS FROM OPERATIONS	(351,440)	(346,484)	(611,964)	(482,423)

OTHER INCOME (EXPENSE)
Gain on sale of equity method investment	-	-	300,000	-
Change in fair value of derivative liabilities	(14,996)	-	(14,996)	-
Other income	22,537	-	36,541	-
Interest expense	(41,474)	(7,786)	(87,703)	(14,748)

LOSS BEFORE INCOME TAX	(385,373)	(354,270)	(378,122)	(497,171)
Income tax (expense) benefit	25,401	(1,143)	4,453	(13,989)
NET LOSS	(359,972)	(355,413)	(373,669)	(511,160)
Net loss (income) attributable to noncontrolling interest	(38,496)	14,460	(33,898)	17,768

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(398,468)	(340,953)	(407,567)	(493,392)
Other comprehensive loss:
- Foreign currency translation income (loss)	(206,239)	19,828	(119,763)	23,842
COMPREHENSIVE LOSS	$(604,707)	$(321,125)	$(527,330)	$(469,550)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	53,339,892	53,134,942	53,287,220	52,883,811

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(In U.S. dollars, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Shareholders’ Equity
Balance as of January 1, 2018	53,233,960	$5,323	$8,465,294	$(40,199)	$(3,266,313)	$83,283	$5,247,388
Common stock sold in public offering, net of offering costs of $956,238	535,559	54	2,257,062	-	-	-	2,257,116
Foreign currency translation	-	-	-	(33,287)	-	-	(33,287)
Net loss	-	-	-	-	(407,567)	33,898	(373,669)
Balance as of June 30, 2018 (unaudited)	53,769,519	$5,377	$10,722,356	$(73,486)	$(3,673,880)	$117,181	$7,097,548

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(In U.S. dollars)

(Unaudited)

	Six months ended June 30,
	2018	2017
		(As Restated)
Cash flows from operating activities:
Net loss	$(373,669)	$(511,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,721	87,894
Provision for bad debts	(43,963)	30,881
Write off of unconsolidated investment	1,750	-
Gain on sale of real estate held for sale	(50,754)	-
Change in fair value of derivative liabilities	14,996	-
Increase in cash surrender value on life insurance	(17,318)	(2,204)
Changes in operating assets and liabilities:
Accounts receivable, net	197,383	(40,433)
Prepaids and other current assets	46,589	(408,521)
Deferred costs of revenue	(66,446)	23,068
Accounts payable and accrued liabilities	(376,578)	(177,037)
Income tax payable	(3,340)	6,076
Deferred revenue	465,400	140,000
Net cash used in operating activities	(70,229)	(851,436)

Cash flows from investing activities:
Purchase of property and equipment	(34,422)	(38,444)
Purchase of intangible assets	(1,081)	-
Proceeds from real estate held for sale	144,566	-
Issuance of note receivable to related party	(300,000)
Purchase of investment in related party	(250,000)	(203,250)
Cash acquired on acquisition of business	-	145,354
Net cash used in investing activities	(440,937)	(96,340)

Cash flows from financing activities:
Proceeds from shares issued for cash	2,765,705	984,864
Principal payments of loans secured by real estate	(207,555)	(6,931)
Advance from related parties	-	158,179
Repayment of advances from related parties	(301,484)	(22,266)
Net cash provided by financing activities	2,256,666	1,113,846

Effect of exchange rate changes in cash and cash equivalents	(1,103)	115,206
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,744,397	281,276
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,162,394	1,021,351

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,906,791	$1,302,627

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,440	$-
Cash paid for interest	$75,152	$6,962

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants recorded as derivative liabilities included in offering costs	$508,589	$-

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2018

(In U.S. dollars, except share and per share data)

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2018 and 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The Condensed Consolidated Balance Sheet information as of December 31, 2017 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2018. These financial statements should be read in conjunction with that report.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control, and entities for which the Company is the primary beneficiary. Intercompany transactions and balances were eliminated in consolidation.

At June 30, 2018 and December 31, 2017, the consolidated financial statements include noncontrolling interests related to the Company’s ownership of 60% of Forward Win International Limited, Yabez (Hong Kong) Company Limited, Greenpro Global Capital Sdn Bhd (former known as Greenpro Wealthon Sdn Bhd), Billion Sino Holdings Limited and Parich Wealth Management Limited, and the Company’s ownership of 51% of Greenpro Capital Village Sdn Bhd and Greenpro Family Office Limited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2018, the Company incurred a loss from operations of $611,964 and used cash in operations of $70,229, and at June 30, 2018, the Company had a working capital deficit of $636,187. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. On June 12, 2018, the Company sold 535,559 shares of its common stock in an underwritten public offering at $6.00 per share for net proceeds of approximately $2.7 million, after deducting expenses of the offering. On July 18, 2018, the Company sold 906,666 shares of its common stock at $7.50 per share in a private placement for net proceeds of approximately $6.7 million. Despite the amount of funds that we have raised, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, the allowance for doubtful accounts receivable, impairment analysis of real estate assets and other long term assets including goodwill, valuation allowance on deferred income taxes, the assumptions used in the valuation of the derivative liability, and the accrual of potential liabilities. Actual results may differ from these estimates.

Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash were denominated in the following currencies at:

	As of June 30, 2018	As of December 31, 2017
	(Unaudited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$1,687,156	$283,674
Denominated in Hong Kong dollars	975,313	568,008
Denominated in Chinese Renminbi	171,854	239,502
Denominated in Malaysian Ringgit	72,468	71,210
Cash, cash equivalents, and restricted cash	$2,906,791	$1,162,394

At June 30, 2018 and December 31, 2017, cash included funds held by employees of $8,179 and $32,673, respectively, and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

Revenue recognition

Effective January 1, 2018, the Company adopted the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The Company’s revenue consists of revenue from providing business consulting and corporate advisory services (“service revenue”), revenue from the sale of real estate properties, and revenue from the rental of real estate properties.

Revenue from services

For certain of our service contracts providing assistance to clients in capital market listings (“Listing services”), our services provided are considered to be one performance obligation. Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and when needed may record a liability if a determination is made that costs will exceed revenue.

For other services such as company secretarial, accounting, financial analysis and related services (“Non-Listing services”), the Company’s performance obligations are satisfied, and the related revenue is recognized, as services are rendered. For contracts in which we act as an agent, the Company reports revenue net of expenses paid.

The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a client contract.

Revenue from the sale of real estate properties

Effective January 1, 2018, the Company adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets. Generally, the Company’s sales of its real estate properties is considered a sale of a nonfinancial asset. Under ASC 610-20, the Company derecognizes the asset and recognizes a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. During the three and six months ended June 30, 2018, the Company recognized revenue from the sale of one unit of its real estate property held for sale. During the three and six months ended June 30, 2017, there were no sales of real estate. The adoption of ASU 610-20 had no impact on the Company’s consolidated financial statements.

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

Cost of real estate properties sold primarily consists of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue primarily includes costs associated with repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by tenants.

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited, As Restated)
Revenue by service lines:
Corporate advisory – Non-Listing services	$615,643	$277,482
Corporate advisory – Listing services	-	210,000
Rental of real estate properties	46,387	56,661
Sale of real estate properties	146,073	-
Total revenue	$808,103	$544,143

	Three Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited, As Restated)
Revenue by geographic area:
Hong Kong	$577,571	$386,400
Malaysia	173,551	136,200
China	56,981	21,543
Total revenue	$808,103	$544,143

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited, As Restated)
Revenue by service lines:
Corporate advisory – Non-Listing services	$1,114,771	$1,103,649
Corporate advisory – Listing services	200,000	210,000
Rental of real estate properties	87,831	85,817
Sale of real estate properties	146,073	-
Total revenue	$1,548,675	$1,399,466

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited, As Restated)
Revenue by geographic area:
Hong Kong	$1,116,518	$993,915
Malaysia	325,213	350,862
China	106,944	54,689
Total revenue	$1,548,675	$1,399,466

Our contract balances include deferred costs of revenue and deferred revenue.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Six Months Ended June 30, 2018
(Unaudited)
Deferred revenue, January 1, 2018	$345,000
New contract liabilities	665,400
Performance obligations satisfied	(200,000)
Deferred revenue, June 30, 2018	$810,400

Deferred Costs of Revenue

For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded for any costs incurred in advance of the performance obligation.

Deferred revenue and deferred costs of revenue at June 30, 2018 and December 31, 2017 are classified as current assets or current liabilities and totaled:

	As of June 30, 2018	As of December 31, 2017
	(Unaudited)
Deferred revenue	$810,400	$345,000
Deferred costs of revenue	$141,436	$74,990

Impairment of long-lived assets

Long-lived assets primarily include real estate held for investment, property and equipment, and intangible assets. In accordance with the provision of ASC 360, the Company generally conducts its annual impairment evaluation of its long-lived assets in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As at June 30, 2018, the Company determined there were no indicators of impairment of its real estate held for investment, its property and equipment, or its intangible assets. In addition, for real estate held for sale, an impairment loss is the adjustment to fair value less estimated cost to dispose of the asset.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. At each reporting date, the Company reviews its convertible securities to determine that their classification is appropriate.

Income (loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of shares from stock warrants. For the three and six months ended June 30, 2018, the dilutive impact of warrants exercisable into 53,556 shares of common stock have been excluded because their impact on the loss per share is anti-dilutive. For the three and six months ended June 30, 2017, there were no potentially dilutive shares outstanding.

Foreign currency translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and records in their respective local currency, which consists of the Malaysian Ringgit (“MYR”), Chinese Renminbi (“RMB”), and Hong Kong Dollars (“HK$”), which is also the respective functional currency of the subsidiaries.

In general, for consolidation purposes, assets and liabilities of the Company’s subsidiaries whose functional currency is not the US$ are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive loss within stockholders’ equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2018	2017
Period-end MYR : US$1 exchange rate	4.04	4.29
Period-average MYR : US$1 exchange rate	3.94	4.37
Period-end RMB : US$1 exchange rate	6.62	6.78
Period-average RMB : US$1 exchange rate	6.38	6.85
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

Fair value of financial instruments

The Company follows the guidance of ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Observable inputs such as quoted prices in active markets;

●	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of June 30, 2018, the Company’s balance sheet included the fair value of derivative liabilities of $523,585 which were based on Level 2 measurements.

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, other investments, notes receivable, accounts payable and accrued liabilities, deferred costs of revenue, deferred revenue, and due to related parties, approximate their fair values because of the short-term nature of these financial instruments.

Concentrations of risks

For the three and six months ended June 30, 2018 and 2017, no customer accounted for 10% or more of revenues or accounts receivable at quarter-end.

For the three and six months ended June 30, 2018 and 2017, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at quarter-end.

Exchange rate risk

Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. Additionally, we have balance sheet positions denominated in foreign currencies, thereby creating exposure to movements in exchange rates. The Company does not hold any derivative instruments and does not attempt to mitigate its foreign currency exposure through the acquisition of any speculative or leveraged financial instruments.

Economic and political risks

Substantially all of the Company’s services are conducted in Malaysia, the People’s Republic of China (“PRC”) and the Asian region. Among other risks, the Company’s operations in Malaysia are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in Malaysia.

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements for the six months ended June 30, 2017 have been restated. On March 15, 2018, our management determined the following:

●	that the Company’s method of recognizing revenue on service contracts was erroneously accounted for when billed.
●	that the Company erroneously used an incorrect exchange rate in the translation of fixed assets into the Company’s reporting currency.
●	that the Company’s accounting for the acquisition of Yabez (Hong Kong) Company Limited in 2015 and for the acquisition of Billion Sino Holdings Limited were erroneously recorded using the partial goodwill method.
●	that the Company erroneously recorded goodwill on the acquisition of the assets of Greenpro Credit Limited (formerly Gushen Credit Limited), which was an asset acquisition.
●	that the Company erroneously did not record an allowance for uncollectible accounts receivable and did not write off long-outstanding receivables as bad debts at June 30, 2017 and December 31, 2016.

The effects on the previously issued financial statements are as follows:

(A)	In 2017, the Company corrected its method of recognizing revenue from certain service contracts to use the performance completion method. Previously the Company had recognized revenues upon billings. The Company has restated its consolidated financial statements as of and for the six months ended June 30, 2017 to reflect the correction of the error. At June 30, 2017 and for the six months ended June 30, 2017, the restatement resulted in the Company recording $335,423 decrease in accounts receivable, $52,139 of deferred costs of revenue, $355,000 of deferred revenue, $185,216 increase in accumulated deficit, $430,000 of decreased service revenue, $23,068 of additional costs of service revenue, and an increase in net loss of $453,068. For the three months ended June 30, 2017, the restatement resulted in the Company recording $510,000 of decreased service revenue, $29,477 of additional costs of service revenue, $1,257 of additional general and administrative expenses, and an increase in net loss of $540,734.

(B)

At December 31, 2015, the Company erroneously calculated the cost of real estate held for investment due to an incorrect exchange rate used for translation of amounts from the local currencies of the Company’s operating subsidiaries into the reporting currency of the Company. In preparing its financial statements for the six months ended June 30, 2017, the Company determined that the incorrect exchange rate was used and corrected it. The Company has restated its consolidated financial statements as of June 30, 2017 to reflect the correction of the error and real estate held for investment was decreased by $173,888 and accumulated other comprehensive income was decreased by $175,833.

In addition, the Company erroneously calculated the noncontrolling interest of Yabez (Hong Kong) Company Limited for the year ended December 31, 2015. The cumulative effect of the correction of the error was to decrease the accumulated deficit and increase the noncontrolling interest by $3,088 at June 30, 2017. There was no effect on net loss for 2017.

(C)

In September 2015, the Company acquired Yabez (Hong Kong) Company Limited and calculated goodwill using the partial goodwill method. The Company has restated its consolidated financial statements as of and for the six months ended June 30, 2017 to reflect the full goodwill method as required by US GAAP. The cumulative effect of the correction of the error was to increase goodwill by $174,001 and noncontrolling interest by $174,001 at June 30, 2017. There was no effect on net loss for 2017.

In April 2017, the Company acquired Billion Sino Holdings Limited and calculated goodwill using the partial goodwill method. The Company has restated its consolidated financial statements as of and for the six months ended June 30, 2017 to reflect the full goodwill method as required by US GAAP. The cumulative effect of the correction of the error was to increase goodwill by $179,162, decrease additional paid-in capital by $340,645 and increase noncontrolling interest by $519,807 at June 30, 2017. There was no effect on net loss for 2017.

In April 2017, the Company acquired assets in Greenpro Credit Limited (formerly Gushen Credit Limited). The acquisition was initially treated as a business combination instead of an asset acquisition. The Company restated its consolidated financial statements as of and for the six months ended June 30, 2017 to reflect the elimination of goodwill. The cumulative effect of the correction of the error was to decrease goodwill by $93,566 and increase general and administrative expenses and net loss the three and six months ended June 30, 2017 by $93,566.

(D)	In preparing its financial statements for the six months ended June 30, 2017, the Company erroneously did not record an allowance for uncollectible accounts and did not write off long-outstanding receivables as bad debts. The Company has restated its consolidated financial statements as of and for the six months ended June 30, 2017 to decrease accounts receivable by $45,423, increase the allowance for uncollectible accounts by $82,037, increase accumulated deficit by $54,799, increase bad debt expense by $41,781 and increase provision expense by $30,881.

The following table presents the effect of the restatements on the Company’s previously issued consolidated balance sheet:

	As of June 30, 2017 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Accounts receivable, net	$706,973	$(417,460)	A,D	$289,513
Deferred costs related to revenue	-	52,139	A	52,139
Real estate held for investment, net	1,007,706	(173,888)	B	833,818
Goodwill	2,686,650	259,587	C	2,946,237
Deferred revenue	-	355,000	A	355,000
Additional paid in capital	8,803,996	(338,702)	B,C	8,465,294
Accumulated other comprehensive income (loss)	87,858	(175,834)	B	(87,976)
Accumulated deficit	(664,349)	(810,795)	A,B,C,D	(1,475,144)
Noncontrolling interests in consolidated subsidiaries	178,398	690,719	B, C	869,117

The following table presents the effect of the restatements on the Company’s previously issued consolidated statements of operations and comprehensive loss:

	For the three months ended June 30, 2017 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Service revenue	$997,482	$(510,000)	A	$487,482
Cost of service revenue	(122,997)	29,477	A	(93,520)
General and administrative	(683,467)	(94,823)	C,D	(778,290)
Net income (loss)	219,932	(575,345)	A,C,D	(355,413)
Net income (loss) attribute to common shareholders	234,391	(575,345)		(340,953)
Foreign currency translation income (loss)	(2,172)	22,000	B	19,828
Comprehensive income (loss)	232,219	(553,345)		(321,125)

Net loss per share, basic and diluted	$(0.00)	$(0.01)		$(0.01)

	For the six months ended June 30, 2017 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Service revenue	$1,743,649	$(430,000)	A	$1,313,649
Cost of service revenue	(267,476)	(23,068)	A	(290,544)
General and administrative	(1,394,216)	(166,228)	C,D	(1,560,444)
Net income (loss)	108,136	(619,296)	A,C,D	(511,160)
Net income (loss) attribute to common shareholders	125,904	(619,296)		(493,392)
Foreign currency translation income (loss)	(8,606)	32,448	B	23,842
Comprehensive income (loss)	117,298	(586,848)		(469,550)

Net loss per share, basic and diluted	$(0.00)	$(0.01)		$(0.01)

The following table presents the effect of the restatements on the Company’s previously issued consolidated statement of cash flows:

	For the six months ended June 30, 2017 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Cash flows from operating activities:
Net income (loss)	$108,136	$(619,296)	A,C,D	$(511,160)
Provision for bad debt	-	30,881	D	30,881
Changes in operating assets and liabilities:
Accounts receivable, net	(372,214)	331,781	A	(40,433)
Deferred costs of revenue	-	23,068	A	23,068
Accounts payable and accrued liabilities	(270,603)	93,566	C	(177,037)
Deferred revenue	-	140,000	A	140,000

The information herein amends and supersedes the information contained in our Quarterly Report on Form 10-Q for the six months ended June 30, 2017. The affected financial statements and related financial information contained in our previously filed reports for those periods should no longer be relied upon and should be read only in conjunction with the Unaudited financial information set forth herein.

NOTE 3 – NOTE RECEIVABLE, RELATED PARTY

On June 16, 2018, the Company entered into a loan agreement with Leader Financial Asset Management Ltd. (“Leader Financial”) and loaned Leader Financial $300,000. The loan is unsecured, bears interest at 6% per annum, and is due on June 15, 2020. The Managing Director of Leader Financial is a consultant to the Company, and is also a director of Aquarius Protection Fund, a shareholder in the Company. Leader Financial is also the investment manager of Aquarius Protection Fund.

NOTE 4 – OTHER INVESTMENTS

	As of	As of
	June 30, 2018	December 31, 2017
	(Unaudited)
(A) Investment in related parties	$301,617	$51,613
(B) Investments in unconsolidated entities	1,750	3,500
Cash surrender value of life insurance, net of policy loan	92,662	56,058
Total	$396,029	$130,457

(A)

At June 30, 2018 and December 31, 2017, the Company had an investment in Greenpro Trust Limited (the “Trust”) of $51,613, which is approximately 11.76% of the equity interest of the Trust and is recorded at cost, which approximates fair value. The Trust is a trust company organized in Hong Kong and provides trust services to high net worth individuals and families. Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert are common directors of the Trust and the Company.

At June 30, 2018, the Company had an investment in Acorn Group Holdings Limited (“Acorn”) of $250,000, which approximates a 2% equity interest of Acorn and is recorded at cost, which approximates fair value. Acorn is a company incorporated in the Cayman Islands that provides pension and administrative services. It was determined that the Company can significantly influence Acorn based on common business relationships.

(B)	At June 30, 2018, the Company had an investment in an unconsolidated entity for $1,750. The Company’s ownership was less than 5% and the investment is recorded at cost, which approximates fair value. At December 31, 2017, the Company had investments in two unconsolidated entities aggregating $3,500.

NOTE 5 - DERIVATIVE LIABILITIES

On June 12, 2018, warrants exercisable into 53,556 shares of the Company’s common stock were issued as placement agent fees related to the Company’s sale of common stock (See Note 6). The strike price of warrants issued by the Company is denominated in US dollars, a currency other than the Company’s functional currencies, the HK$, RMB, and MYR. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	June 30, 2018	June 12, 2018
	(Unaudited)	(issuance)
Risk-free interest rate	$3.0%	$2.9%
Expected volatility	196%	165%
Expected life (in years)	5 years	5 years
Expected dividend yield	0.00%	0.00%
Fair Value of warrants	$523,585	$508,589

The risk-free interest rate is based on the yield available on U.S. Treasury securities. The Company estimates volatility based on the historical volatility if its common stock. The expected life of the warrants is based on the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

NOTE 6 - DUE TO RELATED PARTIES

	As of	As of
	June 30, 2018	December 31, 2017
	(Unaudited)
Due to noncontrolling interests	$1,332,273	$1,617,241
Due to shareholders	101,113	3,993
Due to directors	3,745	85,212
Due to related companies	110,927	107,484
Total	$1,548,058	$1,813,930

At June 30, 2018 and December 31, 2017, $1,235,097 and $1,441,548, respectively, was due to the noncontrolling interest in Forward Win International Limited, and is unsecured, bears no interest, and is payable upon demand. At June 30, 2018 and December 31, 2017, $97,176 and $175,693, respectively, was due to the noncontrolling interest in BSHL and is unsecured, bears no interest, and is payable upon demand.

Due to shareholders, directors, and related companies represents expenses paid by the related companies or shareholder or director to third parties on behalf of the Company, are non-interest bearing, and are due on demand.

NOTE 7 – STOCKHOLDERS’ EQUITY

In June 2018, the Company completed an underwritten public offering of 535,559 shares of the Company’s common stock at a price of $6.00 per share. The net proceeds to the Company from the offering were $2,765,705, after deducting underwriting commissions and offering expenses payable by the Company of $447,649. In addition, warrants issued to the placement agent with a fair value of $508,589 were included with the offering costs.

NOTE 8 - RELATED PARTY TRANSACTIONS

	For the six months ended June 30,
	2018	2017
Revenue from related parties is comprised of the following:
Service revenue
- Related party B	$52,150	$163,400
- Related party C	-	90,051
- Related party D	208,666	-
Total	$260,816	$253,451

Rental revenue
- Related party A	$-	$3,484
- Related party C	-	26,005
Total	$-	$29,489

Cost of service revenue
- Related party E	$66,000	$-
Total	$66,000	$-

Related party A is under common control of Mr. Loke Che Chan, Gilbert, a director of the Company.

Related party B represent companies where Greenpro owns a certain percentage of their company shares.

Related party C represent companies that we have determined that we can significantly influence based on our common business relationships.

Related party D represents companies whose CEO is a consultant to the Company, and who is also a director of Aquarius Protection Fund, a shareholder in the Company.

Related party E represent a family member of Mr. Loke Che Chan, Gilbert, a director of the Company.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the six months ended June 30, 2018 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$233,904	$1,314,771	$-	$1,548,675
Cost of revenues	(134,754)	(338,315)	(48,000)	(521,069)
Depreciation and amortization	16,873	110,686	8,162	135,721
Net income (loss)	79,283	(448,630)	(4,322)	(373,669)

Total assets	3,420,938	6,952,628	2,572,084	12,945,650
Capital expenditures for long-lived assets	$-	$35,503	$248,250	$283,753

	For the six months ended June 30, 2017 (Unaudited, as Restated)
	Real estate business	Service business	Corporate	Total

Revenues	$85,817	$1,313,649	$-	$1,399,466
Cost of revenues	(30,901)	(290,544)	-	(321,445)
Depreciation and amortization	4,271	83,623	-	87,894
Net income (loss)	18,153	(528,686)	(627)	(511,160)

Total assets	3,792,530	6,650,490	235,622	10,678,642
Capital expenditures for long-lived assets	$-	$38,444	$-	$38,444

(b) By Geography*

	For the six months ended June 30, 2018 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$1,116,518	$325,213	$106,944	$1,548,675
Cost of revenues	(360,170)	(153,155)	(7,744)	(521,069)
Depreciation and amortization	50,250	17,693	67,778	135,721
Net income (loss)	(172,789)	(34,764)	(166,116)	(373,669)

Total assets	8,363,763	1,142,819	3,439,068	12,945,650
Capital expenditures for long-lived assets	$249,331	$(5)	$34,427	$283,753

	For the six months ended June 30, 2017 (Unaudited, as Restated)
	Hong Kong	Malaysia	China	Total

Revenues	$993,915	$350,862	$54,689	$1,399,466
Cost of revenues	(209,282)	(112,163)	-	(321,445)
Depreciation and amortization	39,061	15,557	33,276	87,894
Net income (loss)	(423,696)	21,907	(109,371)	(511,160)

Total assets	7,107,405	1,297,552	2,273,685	10,678,642
Capital expenditures for long-lived assets	$16,690	$12,087	$9,667	$38,444

*Revenues and costs are attributed to countries based on the location of customers.

NOTE 10 – SUBSEQUENT EVENTS

On July 18, 2018, the Company issued 906,666 shares of the Company’s common stock at a price of $7.50 per share. The net proceeds to the Company after deducting underwriting commissions were approximately $6.7 million.

On July 3, 2018, the Company acquired 9.74% of KSP Holding Group Company Limited (“KSPH”) for cash consideration of $75,000. On July 31, 2018, the Company acquired 39.26% of KSPH in exchange for 38,524 shares of the Company’s common stock initially valued at $7.50 per share, or an aggregate of $288,930. At July 31, 2018, the Company owns 49% of KSPH. KSPH is incorporated in Thailand and provides accounting, auditing and consulting services in Thailand. On July 31, 2018, the Company also issued 578 shares of its common stock to advisors as a fee for the acquisition.

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

Results of Operations

Restatement of Previously Issued Consolidated Financial Statements

As discussed further in Note 2, Restatement of Previously Issued Consolidated Financial Statements, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report, we have restated our condensed consolidated financial statements for the three and six months ended June 30, 2017. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional details regarding the aforementioned restatement adjustments.

For information regarding our controls and procedures, see Part I, Item 4 - Controls and Procedures, of this Quarterly Report.

During the three and six months ended June 30, 2018 and 2017, we operated in three regions: Hong Kong, Malaysia and China. We derived revenue from rental activities of our commercial properties and the provision of services.

Comparison of the three months ended June 30, 2018 and 2017

Total Revenues

Total revenue was $808,103 and $544,143 for the three months ended June 30, 2018 and 2017, respectively. The increased amount of $263,960 was due to the sale of real estate properties and increase in our client base. We expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

Service Revenue

Revenue from the provision of business services was $615,643 and $487,482 for the three months ended June 30, 2018 and 2017, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We experienced an increase in service income as a result of our integration of clients and increased focus on high-end services.

Sale of real estate properties

Revenue from the sale of real estate properties was $146,073 for the three months ended June 30, 2018, which was derived from the sale of certain commercial properties located in Hong Kong. There was no revenue generated from the sale of real estate properties for the three months ended June 30, 2017.

Rental Revenue

Revenue from rentals was $46,387 and $56,661 for the three months ended June 30, 2018 and 2017, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total Operating Costs and Expenses

Total operating costs and expenses was $1,159,543 and $890,627 for the three months ended June 30, 2018 and 2017, respectively. They consist of cost of service revenue, cost of real estate properties sold, cost of rental revenue, and general and administrative expenses.

The loss from operations for the Company for the three months ended June 30, 2018 and 2017 was $351,440 and $346,484, respectively. The increase in loss from operations was mainly due to increase in general and administrative expenses.

Cost of service revenue

Costs of revenue on provision of services were $202,752 and $93,520 for the three months ended June 30, 2018 and 2017, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of real estate properties sold

Costs of revenue on real estate properties sold were $95,319 for the three months ended June 30, 2018. It primarily consists of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue

Cost of rental revenue was $15,879 and $18,817 for the three months ended June 30, 2018 and 2017, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by tenants.

General and administrative expenses

General and administrative expenses were $845,593 and $778,290 for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018, general and administrative expenses consist primarily of salary and wages of $305,496, rental expenses of $92,480, and directors’ remuneration of $82,500. We expect our G&A to continue to increase as we integrate our business acquisitions, expand our offices into new jurisdictions, and deepen our existing businesses.

Net Loss

The net loss was $359,972 and $355,413 for the three months ended June 30, 2018 and 2017, respectively. The increase in net loss was mainly due to the increase in general and administrative expenses.

Loss Attributable to noncontrolling interest

The Company records income attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

At June 30, 2018, noncontrolling interests are related to the Company’s ownership of 60% of Forward Win International Limited, Yabez (Hong Kong) Company Limited, Greenpro Global Capital Sdn Bhd (former known as Greenpro Wealthon Sdn Bhd), Billion Sino Holdings Limited, and Parich Wealth Management Limited, and the Company’s ownership of 51% of Greenpro Capital Village Sdn Bhd and Greenpro Family Office Limited.

For the three months ended June 30, 2018 and 2017, the Company recorded net loss attributable to noncontrolling interests of ($38,496) and net income attributable to noncontrolling interests of $14,460, respectively.

Comparison of the six months ended June 30, 2018 and 2017

Total Revenues

Total revenue was $1,548,675 and $1,399,466 for the six months ended June 30, 2018 and 2017, respectively. The increased amount of $149,209 was due to the sale of a real estate unit and an increase in our client base. We expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

Service Revenue

Revenue from the provision of business services was $1,314,771 and $1,313,649 for the six months ended June 30, 2018 and 2017, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We experienced an increase in service income as a result of our integration of clients in connection with our acquisitions and increased focus on high-end services.

Sale of real estate properties

Revenue from the sale of real estate properties was $146,073 for the six months ended June 30, 2018, which was derived from the sale of certain commercial properties located in Hong Kong. There was no revenue generated from the sale of real estate properties for the six months ended June 30, 2017.

Rental Revenue

Revenue from rentals was $87,831 and $85,817 for the six months ended June 30, 2018 and 2017, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total Operating Costs and Expenses

Total operating costs and expenses was $2,160,639 and $1,881,889 for the six months ended June 30, 2018 and 2017, respectively. They consist of cost of service revenue, cost of real estate properties sold, cost of rental revenue, general and administrative expenses.

The loss from operations for the Company for the six months ended June 30, 2018 and 2017 was $611,964 and $482,423, respectively. The increase in loss from operations was mainly due to increase in general and administrative expenses.

Cost of service revenue

Costs of revenue on provision of services were $386,315 and $290,544 for the six months ended June 30, 2018 and 2017, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of real estate properties sold

Costs of revenue on real estate properties sold were $95,319 for the six months ended June 30, 2018. It primarily consists of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue

Cost of rental revenue was $39,435 and $30,901 for the six months ended June 30, 2018 and 2017, respectively. It includes the costs associated with government rent and rates, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fee and utility expenses are paid directly by tenants.

General and administrative expenses

General and administrative expenses were $1,639,570 and $1,560,444 for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, general and administrative expenses consist primarily of salary and wages of $640,860, rental expenses of $196,818, and directors’ remuneration of $165,000. We expect our G&A to continue to increase as we integrate our business acquisitions, expand our offices into new jurisdictions, and deepen our existing businesses.

Net Loss

The net loss was $373,669 and $511,160 for the six months ended June 30, 2018 and 2017, respectively. The decrease in net loss was mainly due to the gain on sale of equity method investment.

Loss Attributable to noncontrolling interest

The Company records income attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

At June 30, 2018, noncontrolling interests are related to the Company’s ownership of 60% of Forward Win International Limited, Yabez (Hong Kong) Company Limited, Greenpro Global Capital Sdn Bhd (former known as Greenpro Wealthon Sdn Bhd), Billion Sino Holdings Limited, and Parich Wealth Management Limited, and to the Company’s ownership of 51% of Greenpro Capital Village Sdn Bhd and Greenpro Family Office Limited.

For the six months ended June 30, 2018 and 2017, the Company recorded net loss attributable to noncontrolling interests of ($33,898) and net income attributable to noncontrolling interests of $17,768, respectively.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the six months ended June 30, 2018 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2018.

Contractual Obligations

As of June 30, 2018, the Company’s subsidiaries lease an office in Hong Kong under a non-cancellable operating lease for three years commencing from May 1, 2018 and expiring on April 30, 2021. As June 30, 2018, the future minimum rental payments under this lease aggregate approximately $754,000 and due as follows: 2019 $272,000, 2020 $263,000, and 2021 $219,000.

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

Revenue recognition

Effective January 1, 2018, the Company adopted the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The Company’s revenue consists of revenue from providing business consulting and corporate advisory services (“service revenue”), revenue from the sale of real estate properties, and revenue from the rental of real estate properties.

Impairment of long-lived assets

Long-lived assets primarily include real estate held for investment, property and equipment, and intangible assets. In accordance with the provision of ASC 360, the Company generally conducts its annual impairment evaluation of its long-lived assets in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. In addition, for real estate held for sale, an impairment loss is the adjustment to fair value less estimated cost to dispose of the asset.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. At each reporting date, the Company reviews its convertible securities to determine that their classification is appropriate.

Derivative Financial Instruments

Recent accounting pronouncements

Refer to Note 1 in the accompanying financial statements.

Liquidity and Capital Resources

Our cash balance at June 30, 2018 increased to $2,906,791 as compared to $1,162,394 at December 31, 2017. We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months.

During the six months ended June 30, 2018, the Company incurred a loss from operations of $611,964 and used cash in operations of $70,229, and at June 30, 2018, the Company had a working capital deficit of $636,187. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. On June 12, 2018, the Company sold 535,559 shares of its common stock in an underwritten public offering at $6.00 per share for net proceeds of approximately $2.7 million, after deducting expenses of the offering. On July 18, 2018, the Company sold 906,666 shares of its common stock at $7.50 per share in a private placement for net proceeds of approximately $6.7 million. Despite the amount of funds that we have raised, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Operating activities

Net cash used in operating activities was $70,229 for the six months ended June 30, 2018 as compared to net cash used in operating activities of $851,436 for the six months ended June 30, 2017. The cash used in operating activities in 2018 was mainly from the net loss for the period of $373,669, a decrease in accounts receivable of $197,383, a decrease in accounts payable and accrued liabilities of $376,578, and offset by an increase in deferred revenue of 465,400. For the six months ended June 30, 2018, non-cash adjustments totaled $38,876 and were primarily composed of depreciation and amortization of $135,721, provision for bad debts of $43,963, and gain on sale of real estate held for sale of $50,574.

Investing activities

Net cash used in investing activities was $440,937 and $96,340 for the six months ended June 30, 2018 and 2017, respectively. In 2018, the cash used in investing activities was mainly for the purchase of a long-term investment of $248,250, issuance of a note receivable for $300,000, and offset by proceeds from the sale of real estate of $144,566.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $2,256,666 while net cash provided by financing activities for the six months ended June 30, 2017 was $1,113,846.

The cash provided by financing activities in 2018 was from the proceeds of a direct public offering of the Company’s common stock of $2,765,705, offset by repayment of advances of $301,484 and principal payments on notes payables of $207,555.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2018, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) ineffective controls over period end financial disclosure and reporting process to enable the close process to be completed in a timely and accurate manner, which includes accurately estimating accruals and the overall preparation, review and analysis of the financial results; (2) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed; (3) the Company did not maintain effective controls over the completeness, accuracy, and valuation of revenue and accounts receivable. Specifically, the Company had not implemented effective controls to ensure that (i) that all revenue recognition criteria have been satisfied prior to revenue being recognized, including the collectability criteria is reasonably assured; (ii) the aging of accounts receivables is monitored to verify the completeness and accuracy of computations for the valuation of accounts receivables reserves and (iii) the analysis of the completed performance method of accounting for contract revenues is accurate and complete; (4) the Company did not maintain effective controls over the allocation of the purchase price for acquisitions to the assets acquired and liabilities assumed; (5) the Company did not maintain adequate controls over the proper application of foreign exchange rates in the translation of fixed assets into the Company’s reporting currency. These material weaknesses resulted in the restatement of our consolidated financial statements for the six months ended June 30, 2017. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of June 30, 2018.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered sale of equity securities were reported in Current Reports on Form 8-k filed with SEC on July 18, 2018 and August 1, 2018.

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

Greenpro Capital Corp.

Date: August 13, 2018	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2018	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

