Form 10-Q
period 2018-09-30
Greenpro Capital Corp.
filed 2018-11-19
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2018

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

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2018
Common Stock, $.0001 par value	54,715,287

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(In U.S. dollars, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (including $158,510 and $166,610 of restricted cash as of September 30, 2018 and December 31, 2017, respectively)	$2,625,030	$1,162,394
Accounts receivable (net of allowance of $46,507 and $76,222 as of September 30, 2018 and December 31, 2017, respectively)	190,124	345,734
Prepaids and other current assets (includes due from related parties of $6,957 and $1,761 as of September 30, 2018 and December 31, 2017, respectively)	646,960	270,760
Deferred costs of revenue	157,211	74,990
Total current assets	3,619,325	1,853,878

Property and equipment, net	3,036,088	3,266,829
Real Estate investments:
Real estate held for sale	2,767,110	3,430,641
Real estate held for investment, net	824,757	868,984
Intangible assets, net	184,798	251,655
Goodwill	1,211,863	1,211,863
Notes receivable (includes note receivable from a related party of $300,000)	6,300,000	-
Other investments (includes investments in related parties of $301,613 and $51,613 as of September 30, 2018 and December 31, 2017, respectively)	785,352	130,457
TOTAL ASSETS	$18,729,293	$11,014,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$470,950	$768,994
Current portion of loans secured by real estate	147,472	928,147
Due to related parties	1,285,488	1,813,930
Income tax payable	105,342	68,008
Deferred revenue	1,025,450	345,000
Derivative liabilities	189,069	-
Total current liabilities	3,223,771	3,924,079

Long term portion of loans secured by real estate	1,652,991	1,842,840
Total liabilities	4,876,762	5,766,919

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding		-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 54,715,287 and 53,233,960 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	5,472	5,323
Additional paid in capital	17,736,192	8,465,294
Accumulated other comprehensive loss	(148,338)	(40,199)
Accumulated deficit	(3,887,080)	(3,266,313)
Total Greenpro Capital Corp. common shareholders’ equity	13,706,246	5,164,105
Noncontrolling interests in consolidated subsidiaries	146,285	83,283

Total Stockholders’ equity	13,852,531	5,247,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,729,293	$11,014,307

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		(As Restated)		(As Restated)
REVENUES:
Service revenue (including $78,606 and $23,753 of service revenue from related parties for the three months ended September 30, 2018 and 2017, respectively and $339,422 and $277,203 of service revenue from related parties for the nine months ended September 30, 2018 and 2017, respectively)	$660,353	$826,290	$1,975,124	$2,139,939
Sale of real estate properties	853,420	-	999,494	-
Rental revenue (including $17,032 and $46,521 of rental revenue from related parties for the three and nine months ended September 30, 2017, respectively)	43,440	53,464	131,270	139,281
Total revenues	1,557,213	879,754	3,105,888	2,279,220

OPERATING COSTS AND EXPENSES:
Cost of service revenue (including $66,000 cost of service to related parties for the nine months ended September 30, 2018)	(235,508)	(210,922)	(621,823)	(501,466)
Cost of real estate properties sold	(655,899)	-	(751,218)	-
Cost of rental revenue	(13,180)	(17,737)	(52,615)	(48,639)
General and administrative	(1,081,170)	(788,735)	(2,720,740)	(2,349,178)

Total operating costs and expenses	(1,985,757)	(1,017,394)	(4,146,396)	(2,899,283)

LOSS FROM OPERATIONS	(428,544)	(137,640)	(1,040,508)	(620,063)

OTHER INCOME (EXPENSE)
Gain on sale of equity method investment (including $15,000 of gain from related parties for the nine months ended September 30, 2018)	-	-	315,645	-
Change in fair value of derivative liabilities	334,516	-	319,520	-
Income from equity method investee	4,790		4,790
Other income	1,566	-	22,463	-
Interest expense	(6,012)	(8,366)	(93,715)	(23,114)

LOSS BEFORE INCOME TAX	(93,684)	(146,006)	(471,805)	(643,177)
Income tax (expense) benefit	(38,902)	(57,384)	(34,450)	(71,373)
NET LOSS	(132,586)	(203,390)	(506,255)	(714,550)
Net loss (income) attributable to noncontrolling interest	(80,614)	16,688	(114,512)	34,456

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(213,200)	(186,702)	(620,767)	(680,094)
Other comprehensive loss:
- Foreign currency translation income (loss)	(74,852)	11,883	(108,139)	35,726
COMPREHENSIVE LOSS	$(288,052)	$(174,819)	$(728,906)	$(644,368)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	54,529,395	53,233,960	53,705,826	53,001,810

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(In U.S. dollars, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Shareholders’ Equity
Balance as of January 1, 2018	53,233,960	$5,323	$8,465,294	$(40,199)	$(3,266,313)	$83,283	$5,247,388
Common stock sold in public offering, net of offering costs of $956,238	535,559	54	2,257,062	-	-	-	2,257,116
Common stock sold in private placement, net of offering costs of $102,000	906,666	91	6,697,909	-	-	-	6,698,000
Common stock issued for acquisition of equity method investee	39,102	4	293,261	-	-	-	293,265
Acquisition of noncontrolling interests	-	-	22,666	-	-	(51,510)	(28,844)
Foreign currency translation	-	-	-	(108,139)	-	-	(108,139)
Net loss	-	-	-	-	(620,767)	114,512	(506,255)
Balance as of September 30, 2018 (unaudited)	54,715,287	$5,472	$17,736,192	$(148,338)	$(3,887,080)	$146,285	$13,852,531

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In U.S. dollars)

(Unaudited)

	Nine months ended September 30,
	2018	2017
		(As Restated)
Cash flows from operating activities:
Net loss	$(506,255)	$(714,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201,417	138,157
Provision for bad debts	(29,721)	46,054
Write off of unconsolidated investment	1,750	-
Gain on sale of real estate held for sale	(248,276)	-
Change in fair value of derivative liabilities	(319,521)	-
Increase in cash surrender value on life insurance	(33,586)	(18,218)
Income from equity method investee	(4,790)	-
Changes in operating assets and liabilities:
Accounts receivable, net	185,294	(29,221)
Prepaids and other current assets	(372,793)	(392,721)
Deferred costs of revenue	(82,220)	(17,072)
Accounts payable and accrued liabilities	(258,280)	(174,850)
Income tax payable	35,338	50,934
Deferred revenue	687,689	270,000
Net cash used in operating activities	(743,954)	(841,487)

Cash flows from investing activities:
Purchase of property and equipment	(43,659)	(70,938)
Purchase of intangible assets	(1,068)	-
Proceeds from sales of real estate held for sale	911,807	-
Issuance of notes receivable (includes note receivable from a related party of $300,000)	(6,300,000)	-
Purchase of other investments (includes investments in related parties of $250,000 and $205,000, respectively)	(325,000)	(205,000)
Cash acquired on acquisition of business	-	145,354
Net cash used in investing activities	(5,757,920)	(130,584)

Cash flows from financing activities:
Proceeds from shares issued for cash	9,463,705	984,864
Principal payments of loans secured by real estate	(889,290)	(10,390)
Proceeds from loans secured by real estate	-	1,032,258
Acquisition of noncontrolling interests	(28,846)	-
Capital contribution from noncontrolling interests	-	180,809
(Repayment to)/advances from related parties	(537,506)	134,085
Net cash provided by financing activities	8,008,063	2,321,626

Effect of exchange rate changes in cash and cash equivalents	(43,553)	88,426
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,462,636	1,437,981
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,162,394	1,021,351

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,625,030	$2,459,332

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,818	$-
Cash paid for interest	$117,624	$23,114

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants recorded as derivative liabilities included in offering costs	$508,589	$-
Shares issued for acquisition of equity method investee	$288,930	$851,613
Acquisition of lease deposit in settlement of accounts receivable	$-	$105,000

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2018

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2018 and 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The Condensed Consolidated Balance Sheet information as of December 31, 2017 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2018. These financial statements should be read in conjunction with that report.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control, and entities for which the Company is the primary beneficiary. Intercompany transactions and balances were eliminated in consolidation.

At September 30, 2018 and December 31, 2017, the consolidated financial statements include noncontrolling interests related to the Company’s ownership of: 80% of Greenpro International Limited and Greenpro Property Development Limited (formerly known as Chief Billion Limited), 60% of Forward Win International Limited, Yabez (Hong Kong) Company Limited, Billion Sino Holdings Limited and Parich Wealth Management Limited, and 51% of Greenpro Capital Village Sdn Bhd.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2018, the Company incurred a loss from operations of $1,040,508 and used cash in operations of $743,954. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash were denominated in the following currencies at:

	As of September 30, 2018	As of December 31, 2017
	(Unaudited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$1,241,275	$283,674
Denominated in Hong Kong dollars	1,119,037	568,008
Denominated in Chinese Renminbi	209,522	239,502
Denominated in Malaysian Ringgit	55,196	71,210
Cash, cash equivalents, and restricted cash	$2,625,030	$1,162,394

At September 30, 2018 and December 31, 2017, cash included funds held by employees of $18,712 and $32,673, respectively, and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

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

The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a client contract. The adoption of ASU 606 had no impact on the Company’s consolidated financial statements.

Revenue from the sale of real estate properties

Effective January 1, 2018, the Company adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets. Generally, the Company’s sales of its real estate properties is considered a sale of a nonfinancial asset. Under ASC 610-20, the Company derecognizes the asset and recognizes a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. During the three and nine months ended September 30, 2018, the Company recognized revenue from the sale of one unit of its real estate property held for sale. During the three and nine months ended September 30, 2017, there were no sales of real estate. The adoption of ASU 610-20 had no impact on the Company’s consolidated financial statements.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited, As Restated)
Revenue by service lines:
Corporate advisory – Non-listing services	$660,353	$636,290
Corporate advisory – Listing services	-	190,000
Rental of real estate properties	43,440	53,464
Sale of real estate properties	853,420	-
Total revenue	$1,557,213	$879,754

	Three Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited, As Restated)
Revenue by geographic area:
Hong Kong	$1,274,864	$649,029
Malaysia	237,309	146,781
China	45,040	83,944
Total revenue	$1,557,213	$879,754

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited, As Restated)
Revenue by service lines:
Corporate advisory – Non-listing services	$1,775,124	$1,949,939
Corporate advisory – Listing services	200,000	190,000
Rental of real estate properties	131,270	139,281
Sale of real estate properties	999,494	-
Total revenue	$3,105,888	$2,279,220

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited, As Restated)
Revenue by geographic area:
Hong Kong	$2,391,381	$1,642,944
Malaysia	562,522	497,643
China	151,985	138,633
Total revenue	$3,105,888	$2,279,220

Our contract balances include deferred costs of revenue and deferred revenue.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Nine Months Ended September 30, 2018
(Unaudited)
Deferred revenue, January 1, 2018	$345,000
New contract liabilities	880,450
Performance obligations satisfied	(200,000)
Deferred revenue, September 30, 2018	$1,025,450

Deferred Costs of Revenue

For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded for any costs incurred in advance of the performance obligation.

Deferred revenue and deferred costs of revenue at September 30, 2018 and December 31, 2017 are classified as current assets or current liabilities and totaled:

	As of September 30, 2018	As of December 31, 2017
	(Unaudited)
Deferred revenue	$1,025,450	$345,000
Deferred costs of revenue	$157,211	$74,990

Equity-method investments

Investments in non-controlled entities over which the Company has the ability to exercise significant influence over the non-controlled entities’ operating and financial policies are accounted for under the equity-method. Under the equity-method, the investment in the non-controlled entity is initially recognized at cost and subsequently adjusted to reflect the Company’s share of the entity’s income (losses), any dividends received by the Company and any other-than-temporary impairments. Investments accounted for under the equity-method are included in other investments in the condensed consolidated balance sheets.

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

Income (loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of shares from stock warrants. For the three and nine months ended September 30, 2018, the dilutive impact of warrants exercisable into 53,556 shares of common stock have been excluded because their impact on the loss per share is anti-dilutive. For the three and nine months ended September 30, 2017, there were no potentially dilutive shares outstanding.

Foreign currency translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and records in their respective functional currency, which consists of the Malaysian Ringgit (“MYR”), Chinese Renminbi (“RMB”), and Hong Kong Dollars (“HK$”).

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2018	2017
Period-end MYR : US$1 exchange rate	4.14	4.22
Period-average MYR : US$1 exchange rate	3.99	4.33
Period-end RMB : US$1 exchange rate	6.87	6.65
Period-average RMB : US$1 exchange rate	6.53	6.79
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

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

As of September 30, 2018, the Company’s balance sheet included the fair value of derivative liabilities of $189,069 which were based on Level 2 measurements.

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, other investments, notes receivable, accounts payable and accrued liabilities, deferred costs of revenue, deferred revenue, and due to related parties, approximate their fair values because of the short-term nature of these financial instruments.

Concentrations of risks

For the three and nine months ended September 30, 2018 and 2017, no customer accounted for 10% or more of revenues or accounts receivable at period-end.

For the three and nine months ended September 30, 2018 and 2017, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at period-end.

Economic and political risks

Substantially all of the Company’s services are conducted in the Asian region, primarily in Hong Kong, Malaysia, and the People’s Republic of China (“PRC”). Among other risks, the Company’s operations in Malaysia are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in Malaysia.

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

Recent accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018 for public business entities. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company is in the process of evaluating the impact of ASU 2016-02 and ASU 2018-11 on the Company’s financial statements and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted the guidance of ASU No. 2016-18 on January 1, 2018 and there was no effect to the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10) - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017. The Company adopted the guidance of ASU No. 2016-01 on January 1, 2018 and there was no effect to the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements for the nine months ended September 30, 2017 have been restated. On March 15, 2018, our management determined the following:

●	that the Company’s method of recognizing revenue on service contracts was erroneously accounted for when billed.
●	that the Company erroneously used an incorrect exchange rate in the translation of fixed assets into the Company’s reporting currency.
●	that the Company’s accounting for the acquisition of Yabez (Hong Kong) Company Limited in 2015 and for the acquisition of Billion Sino Holdings Limited were erroneously recorded using the partial goodwill method.
●	that the Company erroneously recorded goodwill on the acquisition of the assets of Greenpro Credit Limited (formerly Gushen Credit Limited), which was an asset acquisition.
●	that the Company erroneously did not record an allowance for uncollectible accounts receivable and did not write off long-outstanding receivables as bad debts at September 30, 2017 and December 31, 2016.

The effects on the previously issued financial statements are as follows:

(A)	In 2017, the Company corrected its method of recognizing revenue from certain service contracts to use the performance completion method. Previously the Company had recognized revenues upon billings. The Company has restated its consolidated financial statements as of and for the nine months ended September 30, 2017 to reflect the correction of the error. At September 30, 2017 and for the nine months ended September 30, 2017, the restatement resulted in the Company recording a $330,384 decrease in accounts receivable, $92,279 of deferred costs of revenue, $485,000 of deferred revenue, a $180,177 increase in accumulated deficit, $560,000 of decreased service revenue, $17,072 of decreased costs of service revenue, and an increase in net loss of $542,928. For the three months ended September 30, 2017, the restatement resulted in the Company recording $130,000 of decreased service revenue, $40,141 of decreased costs of service revenue, $10,135 of additional general and administrative expenses, and an increase in net loss of $99,995.

(B)

At December 31, 2015, the Company erroneously calculated the cost of real estate held for investment due to an incorrect exchange rate used for translation of amounts from the local currencies of the Company’s operating subsidiaries into the reporting currency of the Company. In preparing its financial statements for the nine months ended September 30, 2017, the Company determined that the incorrect exchange rate was used and corrected it. The Company has restated its consolidated financial statements as of September 30, 2017 to reflect the correction of the error and real estate held for investment was decreased by $158,291 and accumulated other comprehensive income was decreased by $158,291.

In addition, the Company erroneously calculated the noncontrolling interest of Yabez (Hong Kong) Company Limited for the year ended December 31, 2015. The cumulative effect of the correction of the error was to decrease the accumulated deficit and increase the noncontrolling interest by $3,088 at September 30, 2017. There was no effect on net loss for 2017.

(C)

In September 2015, the Company acquired Yabez (Hong Kong) Company Limited and calculated goodwill using the partial goodwill method. The Company has restated its consolidated financial statements as of and for the nine months ended September 30, 2017 to reflect the full goodwill method as required by US GAAP. The cumulative effect of the correction of the error was to increase goodwill by $174,001 and noncontrolling interest by $174,001 at September 30, 2017. There was no effect on net loss for 2017.

In April 2017, the Company acquired Billion Sino Holdings Limited and calculated goodwill using the partial goodwill method. The Company has restated its consolidated financial statements as of and for the nine months ended September 30, 2017 to reflect the full goodwill method as required by US GAAP. The cumulative effect of the correction of the error was to increase goodwill by $179,162, decrease additional paid-in capital by $340,645 and increase noncontrolling interest by $519,807 at September 30, 2017. There was no effect on net loss for 2017.

In April 2017, the Company acquired assets in Greenpro Credit Limited (formerly Gushen Credit Limited). The acquisition was initially treated as a business combination instead of an asset acquisition. The Company restated its consolidated financial statements as of and for the nine months ended September 30, 2017 to reflect the elimination of goodwill. The cumulative effect of the correction of the error was to decrease goodwill by $93,566 and increase general and administrative expenses and net loss the three and nine months ended September 30, 2017 by $93,566.

(D)	In preparing its financial statements for the nine months ended September 30, 2017, the Company erroneously did not record an allowance for uncollectible accounts and did not write off long-outstanding receivables as bad debts. The Company has restated its consolidated financial statements as of and for the nine months ended September 30, 2017 to increase the allowance for uncollectible accounts by $97,211, increase accumulated deficit by $14,414, and increase bad debt expense and provision by $82,796.

(E)	In preparing its financial statements for the nine months ended September 30, 2017, the Company erroneously recorded the exchange difference, which arose from a capital injection into one of the subsidiaries as additional paid-in capital instead of other comprehensive income. The Company has restated its consolidated financial statements as of and for the nine months ended September 30, 2017 to decrease the additional paid-in capital by $2,029 and increase the other comprehensive income by $2,029.

The following table presents the effect of the restatements on the Company’s previously issued consolidated balance sheet:

	As of September 30, 2017 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Accounts receivable, net	$751,326	$(427,594)	A,D	$323,732
Deferred costs related to revenue	-	92,279	A	92,279
Real estate held for investment, net	998,741	(158,291)	B	840,450
Goodwill	2,686,650	259,596	C	2,946,246
Deferred revenue	-	485,000	A	485,000
Additional paid in capital	8,807,968	(342,674)	C, E	8,465,294
Accumulated other comprehensive income (loss)	80,173	(156,265)	B, E	(76,092)
Accumulated deficit	(751,056)	(910,791)	A,B,C,D	(1,661,847)
Noncontrolling interests in consolidated subsidiaries	190,458	690,719	B, C	881,177

The following table presents the effect of the restatements on the Company’s previously issued consolidated statements of operations and comprehensive loss:

	For the three months ended September 30, 2017 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Service revenue	$956,290	$(130,000)	A	$826,290
Cost of service revenue	(251,063)	40,141	A	(210,922)
General and administrative	(778,599)	(10,136)	C,D	(788,735)
Net loss	(103,395)	(99,995)	A,C,D	(203,390)
Net loss attribute to common shareholders	(86,707)	(99,995)		(186,702)
Foreign currency translation income (loss)	(7,685)	19,568	B	11,883
Comprehensive income (loss)	(94,392)	(80,427)		(174,819)

	For the nine months ended September 30, 2017 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Service revenue	$2,699,939	$(560,000)	A	$2,139,939
Cost of service revenue	(518,538)	17,072	A	(501,466)
General and administrative	(2,172,815)	(176,363)	C,D	(2,349,178)
Net income (loss)	4,741	(719,291)	A,C,D	(714,550)
Net income (loss) attribute to common shareholders	39,197	(719,291)		(680,094)
Foreign currency translation income (loss)	(22,725)	58,451	B	35,726
Comprehensive income (loss)	16,472	(660,840)		(644,368)

Net loss per share, basic and diluted	$(0.00)	$(0.01)		$(0.01)

The following table presents the effect of the restatements on the Company’s previously issued consolidated statement of cash flows:

	For the nine months ended September 30, 2017 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Cash flows from operating activities:
Net income (loss)	$4,741	$(719,291)	A,C,D	$(714,550)
Provision for bad debt	-	46,054	D	46,054
Changes in operating assets and liabilities:
Accounts receivable, net	(355,964)	326,743	A	(29,221)
Deferred costs of revenue	-	(17,072)	A	(17,072)
Accounts payable and accrued liabilities	(268,416)	93,566	C	(174,850)
Deferred revenue	-	270,000	A	270,000

The information herein amends and supersedes the information contained in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2017. The affected financial statements and related financial information contained in our previously filed reports for those periods should no longer be relied upon and should be read only in conjunction with the Unaudited financial information set forth herein.

NOTE 3 – NOTES RECEIVABLE

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

On July 17, 2018, the Company entered into a loan agreement with Shenzhen Rong Jin Jia Cheng Investment Limited (“SZRJJC”) and loaned SZRJJC $6,000,000. The loan is secured by the assets of a subsidiary of SZRJJC, bears interest at 2% per annum, and is due August 1, 2020. SZRJJC is an entity based in Shenzhen, PRC. The Company made the loan to SZRJJC as part of the Company’s plans to expand its business in the PRC.

NOTE 4 – OTHER INVESTMENTS

	As of	As of
	September 30, 2018	December 31, 2017
	(Unaudited)
(A) Investment in related parties	$301,613	$51,613
(B) Investment in equity method investee	373,055	-
Cash surrender value of life insurance, net of policy loan	108,930	75,344
Other	1,754	3,500
Total	$785,352	$130,457

(A)	At September 30, 2018 and December 31, 2017, the Company had an investment in Greenpro Trust Limited (the “Trust”) of $51,613, which is approximately 11.76% of the equity interest of the Trust and is recorded at cost, which approximates fair value. The Trust is a trust company organized in Hong Kong and provides trust services to high net worth individuals and families. Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert are common directors of the Trust and the Company.

At September 30, 2018, the Company had an investment in Acorn Group Holdings Limited (“Acorn”) of $250,000, which approximates a 2% equity interest of Acorn and is recorded at cost, which approximates fair value. Acorn is a company incorporated in the Cayman Islands that provides pension and administrative services. It was determined that the Company can significantly influence Acorn based on common business relationships.

(B)

On July 3, 2018, the Company acquired 9.74% of KSP Holdings Group Company Limited (“KSPH”) for $75,000 in cash. On July 31, 2018, the Company acquired another 39.26% of KSPH in exchange for 38,524 shares of the Company’s common stock valued at $288,930. KSPH provides accounting, auditing and consulting services in Thailand and the investment in KSPH was made to expand the Company’s services and client base in Thailand. The Company also issued 578 shares of the Company’s common stock valued at $7.50 per share, or a total of $4,335, as a commission to Network 1 Financial Securities, Inc., the Company’s financial advisor, and this was also capitalized as cost of investment.

The Company accounts for its investment in KSPH under the equity method of accounting. At July 31, 2018, the cost of the Company’s 49% equity interest investment in KSPH totaled $368,265. During the period from July 31, 2018 to September 30, 2018, the Company recorded its share of KSPH’s income of $4,790. There were no dividends received by the Company and no impairments recognized during the period. At September 30, 2018, the investment in KSPH totaled $373,055.

NOTE 5 - DERIVATIVE LIABILITIES

On June 12, 2018, warrants exercisable into 53,556 shares of the Company’s common stock were issued as placement agent fees related to the Company’s sale of common stock (See Note 7). The strike price of warrants issued by the Company is denominated in US dollars, a currency other than the Company’s functional currencies, the HK$, RMB, and MYR. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	September 30, 2018	June 12, 2018
	(Unaudited)	(issuance)
Risk-free interest rate	$3.19%	$2.9%
Expected volatility	204%	165%
Expected life (in years)	4.7 years	5 years
Expected dividend yield	0.00%	0.00%
Fair Value of warrants	$189,069	$508,589

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

NOTE 6 - DUE TO RELATED PARTIES

	As of	As of
	September 30, 2018	December 31, 2017
	(Unaudited)
Due to noncontrolling interests	$1,093,305	$1,617,241
Due to shareholders	74,905	3,993
Due to directors	3,679	85,212
Due to related companies	113,599	107,484
Total	$1,285,488	$1,813,930

At September 30, 2018 and December 31, 2017, $977,032 and $1,441,548, respectively, was due to the noncontrolling interest in Forward Win International Limited, and is unsecured, bears no interest, and is payable upon demand. At September 30, 2018 and December 31, 2017, $116,273 and $175,693, respectively, was due to the noncontrolling interest in BSHL and is unsecured, bears no interest, and is payable upon demand.

Due to shareholders, directors, and related companies represents expenses paid by the related companies or shareholder or director to third parties on behalf of the Company, are non-interest bearing, and are due on demand.

NOTE 7 – STOCKHOLDERS’ EQUITY

In June 2018, the Company completed an underwritten public offering of 535,559 shares of the Company’s common stock at a price of $6.00 per share. The net proceeds to the Company from the offering were $2,765,705, after deducting underwriting commissions and offering expenses payable by the Company of $447,649. In addition, warrants issued to the placement agent with a fair value of $508,589 were issued and recorded as an offering cost.

On July 18, 2018, the Company sold 906,666 shares of the Company’s common stock at a price of $7.50 per share in a private placement. The net proceeds to the Company from the offering were $6,698,000, after deducting commissions of $102,000.

On July 20, 2018, the Company issued 38,524 shares of the Company’s common stock valued at $7.50 per share, or a total of $288,930, to acquire 39.26% of the equity interests of KSPH (see Note 4). The shares were valued based on a contemporaneous sale of the Company’s common stock. The Company also issued 578 shares of the Company’s common stock valued at $7.50 per share, or a total of $4,335, as a commission to Network 1 Financial Securities, Inc., the Company’s financial advisor.

NOTE 8 - RELATED PARTY TRANSACTIONS

	For the nine months ended September 30,
	2018	2017
Revenue from related parties is comprised of the following:
Service revenue
- Related party B	$129,803	$187,152
- Related party C	-	90,051
- Related party D	208,666	-
- Related party F	953	-
Total	$339,422	$277,203

Rental revenue
- Related party A	$-	$3,484
- Related party C	-	43,037
Total	$-	$46,521

Cost of service revenue
- Related party E	$66,000	$-
Total	$66,000	$-

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

Related party E represents a family member of Mr. Loke Che Chan, Gilbert, a director of the Company.

Related party F represents a director of the wholly-owned subsidiary of the Company.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the nine months ended September 30, 2018 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$1,130,764	$1,975,124	$-	$3,105,888
Cost of revenues	803,833	485,274	97,000	1,386,107
Depreciation and amortization	24,959	164,183	12,275	201,417
Net income (loss)	242,887	(899,271)	150,129	(506,255)

Total assets	2,947,496	13,479,236	2,302,561	18,729,293
Capital expenditures for long-lived assets	$-	$43,443	$251,844	$295,287

	For the nine months ended September 30, 2017 (Unaudited, as Restated)
	Real estate business	Service business	Corporate	Total

Revenues	$139,281	$2,139,939	$-	$2,279,220
Cost of revenues	48,639	501,466	-	550,105
Depreciation and amortization	12,037	126,120	-	138,157
Net income (loss)	30,422	(742,851)	(2,121)	(714,550)

Total assets	3,804,070	7,874,276	236,126	11,914,472
Capital expenditures for long-lived assets	$-	$70,938	$-	$70,938

(b) By Geography*

	For the nine months ended September 30, 2018 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$2,391,381	$562,522	$151,985	$3,105,888
Cost of revenues	1,160,685	217,861	7,561	1,386,107
Depreciation and amortization	75,428	26,294	99,695	201,417
Net income (loss)	(142,000)	(54,289)	(309,966)	(506,255)

Total assets	14,315,537	1,132,458	3,281,298	18,729,293
Capital expenditures for long-lived assets	$252,911	$4,267	$38,109	$295,287

	For the nine months ended September 30, 2017 (Unaudited, as Restated)
	Hong Kong	Malaysia	China	Total

Revenues	$1,642,944	$497,643	$138,633	$2,279,220
Cost of revenues	388,192	161,913	-	550,105
Depreciation and amortization	64,956	23,726	49,475	138,157
Net income (loss)	(626,836)	32,127	(119,841)	(714,550)

Total assets	7,770,600	1,177,423	2,966,449	11,914,472
Capital expenditures for long-lived assets	$48,527	$12,651	$9,760	$70,938

*Revenues and costs are attributed to countries based on the location where the entities operate.

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

Results of Operations

Restatement of Previously Issued Consolidated Financial Statements

As discussed further in Note 2, Restatement of Previously Issued Consolidated Financial Statements, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report, we have restated our condensed consolidated financial statements for the three and nine months ended September 30, 2017. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional details regarding the aforementioned restatement adjustments.

For information regarding our controls and procedures, see Part I, Item 4 - Controls and Procedures, of this Quarterly Report.

During the three and nine months ended September 30, 2018 and 2017, we operated in three regions: Hong Kong, Malaysia and China. We derived revenue from rental activities of our commercial properties and the provision of services.

Comparison of the three months ended September 30, 2018 and 2017

Total Revenues

Total revenue was $1,557,213 and $879,754 for the three months ended September 30, 2018 and 2017, respectively. The increased amount of $677,459 was primarily due to the increase in sales of real estate properties. We expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

Service Revenue

Revenue from the provision of business services was $660,353 and $826,290 for the three months ended September 30, 2018 and 2017, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We experienced an decrease in service income as a result of lower completed performance of business consulting and advisory services during the period.

Sale of real estate properties

Revenue from the sale of real estate properties was $853,420 for the three months ended September 30, 2018, which was derived from the sale of certain commercial properties located in Hong Kong. There was no revenue generated from the sale of real estate properties for the three months ended September 30, 2017.

Rental Revenue

Revenue from rentals was $43,440 and $53,464 for the three months ended September 30, 2018 and 2017, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total Operating Costs and Expenses

Total operating costs and expenses was $1,985,757 and $1,017,394 for the three months ended September 30, 2018 and 2017, respectively. They consist of cost of service revenue, cost of real estate properties sold, cost of rental revenue, and general and administrative expenses.

The loss from operations for the Company for the three months ended September 30, 2018 and 2017 was $428,544 and $137,640, respectively. The increase in loss from operations was mainly due to increase in general and administrative expenses.

Cost of service revenue

Costs of revenue on provision of services were $235,508 and $210,922 for the three months ended September 30, 2018 and 2017, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of real estate properties sold

Costs of revenue on real estate properties sold were $655,899 for the three months ended September 30, 2018. It primarily consists of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue

Cost of rental revenue was $13,180 and $17,737 for the three months ended September 30, 2018 and 2017, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by tenants.

General and administrative expenses

General and administrative expenses were $1,081,170 and $788,735 for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018, general and administrative expenses consist primarily of salary and wages of $418,788, rental expenses of $91,232, and directors’ remuneration of $82,500. We expect our G&A to continue to increase as we integrate our business acquisitions, expand our offices into new jurisdictions, and deepen our existing businesses.

Other income (expense)

For the three months ended September 30, 2018, other income was $334,860 as compared to other expense of ($8,366) for the three months ended September 30, 2017, representing an increase in other income of $343,226. The increase was primarily due to a change in the fair value of derivative liabilities.

Net Loss

The net loss was $132,586 and $203,390 for the three months ended September 30, 2018 and 2017, respectively. The decrease in net loss was mainly due to the increase in sales of real estate properties offset by increase in general and administrative expenses.

Loss Attributable to noncontrolling interest

The Company records income attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

At September 30, 2018, noncontrolling interests are related to the Company’s ownership of 80% of Greenpro International Limited and Greenpro Property Development Limited (formerly known as Chief Billion Limited), the Company’s ownership of 60% of Forward Win International Limited, Yabez (Hong Kong) Company Limited, Billion Sino Holdings Limited and Parich Wealth Management Limited, and the Company’s ownership of 51% of Greenpro Capital Village Sdn Bhd.

For the three months ended September 30, 2018 and 2017, the Company recorded net loss attributable to noncontrolling interests of ($80,614) and net income attributable to noncontrolling interests of $16,688, respectively.

Comparison of the nine months ended September 30, 2018 and 2017

Total Revenues

Total revenue was $3,105,888 and $2,279,220 for the nine months ended September 30, 2018 and 2017, respectively. The increased amount of $826,668 was due to the sale of a real estate unit and an increase in our client base. We expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

Service Revenue

Revenue from the provision of business services was $1,975,124 and $2,139,939 for the nine months ended September 30, 2018 and 2017, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We experienced an decrease in service income as a result of lower completed performance of business consulting and advisory services during the period.

Sale of real estate properties

Revenue from the sale of real estate properties was $999,494 for the nine months ended September 30, 2018, which was derived from the sale of certain commercial properties located in Hong Kong. There was no revenue generated from the sale of real estate properties for the nine months ended September 30, 2017.

Rental Revenue

Revenue from rentals was $131,270 and $139,281 for the nine months ended September 30, 2018 and 2017, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total Operating Costs and Expenses

Total operating costs and expenses was $4,146,396 and $2,899,283 for the nine months ended September 30, 2018 and 2017, respectively. They consist of cost of service revenue, cost of real estate properties sold, cost of rental revenue, general and administrative expenses.

The loss from operations for the Company for the nine months ended September 30, 2018 and 2017 was $1,040,508 and $620,063, respectively. The increase in loss from operations was mainly due to increase in general and administrative expenses.

Cost of service revenue

Costs of revenue on provision of services were $621,823 and $501,466 for the nine months ended September 30, 2018 and 2017, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of real estate properties sold

Costs of revenue on real estate properties sold were $751,218 for the nine months ended September 30, 2018. It primarily consists of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue

Cost of rental revenue was $52,615 and $48,639 for the nine months ended September 30, 2018 and 2017, respectively. It includes the costs associated with government rent and rates, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fee and utility expenses are paid directly by tenants.

General and administrative expenses

General and administrative expenses were $2,720,740 and $2,349,177 for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, general and administrative expenses consist primarily of salary and wages of $1,059,648, rental expenses of $288,050, and directors’ remuneration of $247,500. We expect our general and administrative expenses to continue to increase as we integrate our business acquisitions, expand our offices into new jurisdictions, and deepen our existing businesses.

Other income (expense)

For the nine months ended September 30, 2018, other income was $568,703 as compared to other expense of ($23,114) for the three months ended September 30, 2017, representing an increase in other income of $591,817. The increase was primarily due to a change in the fair value of derivative liabilities and a gain on the sale of equity method investment, offset by an increase in interest expense.

Net Loss

The net loss was $506,255 and $714,550 for the nine months ended September 30, 2018 and 2017, respectively. The decrease in net loss was mainly due to the gain on sale of equity method investment.

Loss Attributable to noncontrolling interest

The Company records income attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

At September 30, 2018, noncontrolling interests are related to the Company’s ownership of 80% of Greenpro International Limited and Greenpro Property Development Limited (formerly known as Chief Billion Limited), the Company’s ownership of 60% of Forward Win International Limited, Yabez (Hong Kong) Company Limited, Billion Sino Holdings Limited and Parich Wealth Management Limited, and the Company’s ownership of 51% of Greenpro Capital Village Sdn Bhd.

For the nine months ended September 30, 2018 and 2017, the Company recorded net loss attributable to noncontrolling interests of ($114,512) and net income attributable to noncontrolling interests of $34,456, respectively.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2018 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2018.

Contractual Obligations

As of September 30, 2018, the Company’s subsidiaries lease an office in Hong Kong under a non-cancellable operating lease for three years commencing from May 1, 2018 and expiring on April 30, 2021. At September 30, 2018, the future minimum rental payments under this lease aggregate approximately $687,081 and are due as follows: 2019: $273,958, 2020: $259,575, and 2021: $153,548.

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

Liquidity and Capital Resources

Our cash balance at September 30, 2018 increased to $2,625,030 as compared to $1,162,394 at December 31, 2017. We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2018, the Company incurred a loss from operations of $1,040,508 and used cash in operations of $743,954. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. On June 12, 2018, the Company sold 535,559 shares of its common stock in an underwritten public offering at $6.00 per share for net proceeds of approximately $2.7 million, after deducting expenses of the offering. On July 18, 2018, the Company sold 906,666 shares of its common stock at $7.50 per share in a private placement for net proceeds of approximately $6.7 million. Despite the amount of funds that the Company has raised, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its shareholders, in the case of equity financing.

Operating activities

Net cash used in operating activities was $743,954 for the nine months ended September 30, 2018 as compared to net cash used in operating activities of $841,487 for the nine months ended September 30, 2017. The cash used in operating activities in 2018 was mainly from the net loss for the period of $506,255, an increase in prepayments and other current assets of $372,793, a decrease in accounts payable and accrued liabilities of $258,280, and offset by an increase in deferred revenue of $687,689.  For the nine months ended September 30, 2018, non-cash adjustments totaled $427,936 and were primarily composed of depreciation and amortization of $201,417, change in fair value of derivative liabilities of $319,520, and gain on sale of real estate held for sale of $248,276.

Investing activities

Net cash used in investing activities was $5,757,920 and $130,584 for the nine months ended September 30, 2018 and 2017, respectively. In 2018, the cash used in investing activities was mainly for the purchase of long-term investments of $325,000, issuance of notes receivable for $6,300,000, and offset by proceeds from sales of real estate of $911,807.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $8,008,063 while net cash provided by financing activities for the nine months ended September 30, 2017 was $2,321,626.

The cash provided by financing activities in 2018 was from the proceeds of a direct public offering and private placement of the Company’s common stock of $9,463,705, offset by repayment of due to related parties of $537,506 and principal payments on loans payables of $889,290.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2018, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) ineffective controls over period end financial disclosure and reporting process to enable the close process to be completed in a timely and accurate manner, which includes accurately estimating accruals and the overall preparation, review and analysis of the financial results; (2) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed; (3) the Company did not maintain effective controls over the completeness, accuracy, and valuation of revenue and accounts receivable. Specifically, the Company had not implemented effective controls to ensure that (i) that all revenue recognition criteria have been satisfied prior to revenue being recognized, including the collectability criteria is reasonably assured; (ii) the aging of accounts receivables is monitored to verify the completeness and accuracy of computations for the valuation of accounts receivables reserves and (iii) the analysis of the completed performance method of accounting for contract revenues is accurate and complete; (4) the Company did not maintain effective controls over the allocation of the purchase price for acquisitions to the assets acquired and liabilities assumed; (5) the Company did not maintain adequate controls over the proper application of foreign exchange rates in the translation of fixed assets into the Company’s reporting currency; and (6) the Company did not maintain adequate controls over the issuance of notes receivable. These material weaknesses resulted in the restatement of our consolidated financial statements for the nine months ended September 30, 2017.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of September 30, 2018.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the nine months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Greenpro Capital Corp.

Date: November 19, 2018	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2018	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

