Form 10-Q/A
period 2018-09-30
Greenpro Capital Corp.
filed 2019-04-02
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q (“Amendment”) is to amend our initial filing of a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the Securities and Exchange Commission (“SEC”) on November 19, 2018 (the “Initial Filing”). Defined terms used in this Amendment but not defined herein have the meanings ascribed to them in the Initial Filing.

On March 30, 2019, our management determined that the Company erroneously recorded (i) the issuance of 906,666 shares for proceeds of $6,800,000 before costs and (ii) the issuance of a note receivable to a private company for $6,000,000 as two individual transactions, when the economic substance of the two transactions was a capital transaction with the Company issuing 906,666 shares of its common stock for $6,800,000 comprised of $800,000 cash and $6,000,000 due from a note receivable to be collected in two years. As the Company cannot determine the collectability of the note receivable, the funds will be recognized as a capital contribution when collected. The Company determined the fair value of the 906,666 shares issued was $6 per share based on the Company’s contemporaneous public offering price, or $5,440,000. The Company received net cash of $800,000 and the difference of $4,640,000 was recorded as an expense of the transaction. The Company is restating its financial statements as of and for the three and nine months ended September 30, 2018, to reflect the transactions as a capital transaction. As a result, notes receivable decreased by $6,000,000, additional paid in capital decreased by $1,360,000, the fair value of common stock issued in connection with the financing transaction expense increased by $4,640,000, and net loss increased by $4,640,000. As a result, the Company’s financial statements as of and for the three and nine months ended September 30, 2018, are being restated. The previously filed unaudited condensed consolidated financial statements for those periods should no longer be relied upon.

Unless specified, the disclosures provided in this document have not been updated for more current information. Therefore, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the date of the Initial Filing.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	3

	Condensed Consolidated Balance Sheets - September 30, 2018 (Unaudited) (As Restated) and December 31, 2017	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (As Restated) – Three and Nine Months Ended September 30, 2018 and 2017	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) (As Restated) - Nine Months Ended September 30, 2018	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) (As Restated) - Nine Months Ended September 30, 2018 and 2017	6

	Notes to Condensed Consolidated Financial Statements (Unaudited) (As Restated) - Nine Months Ended September 30, 2018 and 2017	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4.	CONTROLS AND PROCEDURES	29

PART II	OTHER INFORMATION	31

ITEM 1	LEGAL PROCEEDINGS	31

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	31

ITEM 4	MINE SAFETY DISCLOSURES	31

ITEM 5	OTHER INFORMATION	31

ITEM 6	EXHIBITS	31

SIGNATURES		32

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(In U.S. dollars, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited) (As Restated) (see Note 3)
ASSETS
Current assets
Cash and cash equivalents (including $158,510 and $166,610 of restricted cash as of September 30, 2018 and December 31, 2017, respectively)	$2,625,030	$1,162,394
Accounts receivable (net of allowance of $46,507 and $76,222 as of September 30, 2018 and December 31, 2017, respectively)	190,124	345,734
Prepaids and other current assets (includes due from related parties of $6,957 and $1,761 as of September 30, 2018 and December 31, 2017, respectively)	646,960	270,760
Deferred costs of revenue	157,211	74,990
Total current assets	3,619,325	1,853,878

Property and equipment, net	3,036,088	3,266,829
Real Estate investments:
Real estate held for sale	2,767,110	3,430,641
Real estate held for investment, net	824,757	868,984
Intangible assets, net	184,798	251,655
Goodwill	1,211,863	1,211,863
Notes receivable - related party	300,000	-
Other investments (includes investments in related parties of $301,613 and $51,613 as of September 30, 2018 and December 31, 2017, respectively)	785,352	130,457
TOTAL ASSETS	$12,729,293	$11,014,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$470,950	$768,994
Current portion of loans secured by real estate	147,472	928,147
Due to related parties	1,285,488	1,813,930
Income tax payable	105,342	68,008
Deferred revenue	1,025,450	345,000
Derivative liabilities	189,069	-
Total current liabilities	3,223,771	3,924,079

Long term portion of loans secured by real estate	1,652,991	1,842,840
Total liabilities	4,876,762	5,766,919

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 54,715,287 and 53,233,960 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	5,472	5,323
Additional paid in capital	16,376,192	8,465,294
Accumulated other comprehensive loss	(148,338)	(40,199)
Accumulated deficit	(8,527,080)	(3,266,313)
Total Greenpro Capital Corp. common stockholders’ equity	7,706,246	5,164,105
Noncontrolling interests in consolidated subsidiaries	146,285	83,283

Total stockholders’ equity	7,852,531	5,247,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,729,293	$11,014,307

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(As Restated) (see Note 3)	(As Restated) (see Note 2)	(As Restated) (see Note 3)	(As Restated) (see Note 2)
REVENUES:
Service revenue (including $78,606 and $23,753 of service revenue from related parties for the three months ended September 30, 2018 and 2017, respectively and $339,422 and $277,203 of service revenue from related parties for the nine months ended September 30, 2018 and 2017, respectively)	$660,353	$826,290	$1,975,124	$2,139,939
Sale of real estate properties	853,420	-	999,494	-
Rental revenue (including $17,032 and $46,521 of rental revenue from related parties for the three and nine months ended September 30, 2017, respectively)	43,440	53,464	131,270	139,281
Total revenues	1,557,213	879,754	3,105,888	2,279,220

OPERATING COSTS AND EXPENSES:
Cost of service revenue (including $66,000 cost of service to related parties for the nine months ended September 30, 2018)	(235,508)	(210,922)	(621,823)	(501,466)
Cost of real estate properties sold	(655,899)	-	(751,218)	-
Cost of rental revenue	(13,180)	(17,737)	(52,615)	(48,639)
General and administrative	(1,081,170)	(788,735)	(2,720,740)	(2,349,178)

Total operating costs and expenses	(1,985,757)	(1,017,394)	(4,146,396)	(2,899,283)

LOSS FROM OPERATIONS	(428,544)	(137,640)	(1,040,508)	(620,063)

OTHER INCOME (EXPENSE)
Gain on sale of equity method investment (including $15,000 of gain from related parties for the nine months ended September 30, 2018)	-	-	315,645	-
Change in fair value of derivative liabilities	334,516	-	319,520	-
Fair value of common stock issued in connection with financing transaction	(4,640,000)	-	(4,640,000)	-
Income from equity method investee	4,790		4,790

Other income	1,566	-	22,463	-
Interest expense	(6,012)	(8,366)	(93,715)	(23,114)

LOSS BEFORE INCOME TAX	(4,733,684)	(146,006)	(5,111,805)	(643,177)
Income tax (expense) benefit	(38,902)	(57,384)	(34,450)	(71,373)
NET LOSS	(4,772,586)	(203,390)	(5,146,255)	(714,550)
Net loss (income) attributable to noncontrolling interest	(80,614)	16,688	(114,512)	34,456

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(4,853,200)	(186,702)	(5,260,767)	(680,094)
Other comprehensive loss:
- Foreign currency translation income (loss)	(74,852)	11,883	(108,139)	35,726
COMPREHENSIVE LOSS	$(4,928,052)	$(174,819)	$(5,368,906)	$(644,368)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.09)	$(0.00)	$(0.10)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	54,529,395	53,233,960	53,705,826	53,001,810

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(In U.S. dollars, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of January 1, 2018	53,233,960	$5,323	$8,465,294	$(40,199)	$(3,266,313)	$83,283	$5,247,388
Common stock sold in public offering, net of offering costs of $956,238	535,559	54	2,257,062	-	-	-	2,257,116
Common stock sold in private placement, net of offering costs of $102,000	906,666	91	697,909	-	-	-	698,000
Fair value of common stock issued in connection with financing transaction	-	-	4,640,000	-	-	-	4,640,000
Common stock issued for acquisition of equity method investee	39,102	4	293,261	-	-	-	293,265
Acquisition of noncontrolling interests	-	-	22,666	-	-	(51,510)	(28,844)
Foreign currency translation	-	-	-	(108,139)	-	-	(108,139)
Net loss	-	-	-	-	(5,260,767)	114,512	(5,146,255)
Balance as of September 30, 2018 (Unaudited) (As Restated) (see Note 3)	54,715,287	$5,472	$16,376,192	$(148,338)	$(8,527,080)	$146,285	$7,852,531

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In U.S. dollars)

(Unaudited)

	Nine months ended September 30,
	2018	2017
	(As Restated) (see Note 3)	(As Restated) (see Note 2)
Cash flows from operating activities:
Net loss	$(5,146,255)	$(714,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201,417	138,157
Provision for bad debts	(29,721)	46,054
Write off of unconsolidated investment	1,750	-
Gain on sale of real estate held for sale	(248,276)	-
Change in fair value of derivative liabilities	(319,521)	-
Fair value of common stock issued in connection with financing transaction	4,640,000	-
Increase in cash surrender value on life insurance	(33,586)	(18,218)
Income from equity method investee	(4,790)	-
Changes in operating assets and liabilities:
Accounts receivable, net	185,294	(29,221)
Prepaids and other current assets	(372,793)	(392,721)
Deferred costs of revenue	(82,220)	(17,072)
Accounts payable and accrued liabilities	(258,280)	(174,850)
Income tax payable	35,338	50,934
Deferred revenue	687,689	270,000
Net cash used in operating activities	(743,954)	(841,487)

Cash flows from investing activities:
Purchase of property and equipment	(43,659)	(70,938)
Purchase of intangible assets	(1,068)	-
Proceeds from sales of real estate held for sale	911,807	-
Issuance of notes receivable from a related party	(300,000)	-
Purchase of other investments (includes investments in related parties of $250,000 and $205,000, respectively)	(325,000)	(205,000)
Cash acquired on acquisition of business	-	145,354
Net cash provided by / (used in) investing activities	242,080	(130,584)

Cash flows from financing activities:
Proceeds from shares issued for cash, net	3,463,705	984,864
Principal payments of loans secured by real estate	(889,290)	(10,390)
Proceeds from loans secured by real estate	-	1,032,258
Acquisition of noncontrolling interests	(28,846)	-
Capital contribution from noncontrolling interests	-	180,809
(Repayment to)/advances from related parties	(537,506)	134,085
Net cash provided by financing activities	2,008,063	2,321,626

Effect of exchange rate changes in cash and cash equivalents	(43,553)	88,426
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,462,636	1,437,981
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,162,394	1,021,351

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,625,030	$2,459,332

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,818	$-
Cash paid for interest	$117,624	$23,114

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants recorded as derivative liabilities included in offering costs	$508,589	$-
Shares issued for acquisition of equity method investee	$288,930	$851,613
Acquisition of lease deposit in settlement of accounts receivable	$-	$105,000

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2018

(In U.S. dollars, except share and per share data)

(Unaudited)

(As Restated)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Greenpro Capital Corp. (the “Company” or “GRNQ”) was incorporated on July 19, 2013 in the state of Nevada. The Company currently provides a wide range of business consulting and corporate advisory services including cross-border listing advisory services, tax planning, advisory and transaction services, record management services, and accounting outsourcing services. Our focus is on companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand, and Singapore. As part of our business consulting and corporate advisory business segment, Greenpro Venture Capital Limited provides a business incubator for start-up and high growth companies during their critical growth period and focuses on investments in select start-up and high growth potential companies. In addition to our business consulting and corporate advisory business segment, we operate another business segment that focuses on the acquisition and rental of real estate properties held for investment and the acquisition and sale of real estate properties held for sale.

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

At September 30, 2018 and December 31, 2017, the consolidated financial statements include noncontrolling interests related to the Company’s ownership of: 80% of Greenpro International Limited and Greenpro Property Development Limited (formerly known as Chief Billion Limited), 60% of Forward Win International Limited, Yabez (Hong Kong) Company Limited, Billion Sino Holdings Limited and Parich Wealth Management Limited, and 51% of Greenpro Capital Village Sdn. Bhd.

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

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. On June 12, 2018, the Company sold 535,559 shares of its common stock in an underwritten public offering at $6.00 per share for net proceeds of approximately $2.7 million, after deducting expenses of the offering. On July 18, 2018, the Company sold 906,666 shares of its common stock in a private placement for net proceeds of approximately $698,000. Despite the amount of funds that we have raised, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, the allowance for doubtful accounts receivable, impairment analysis of real estate assets and other long-term assets including goodwill, valuation allowance on deferred income taxes, the assumptions used in the valuation of the derivative liability, and the accrual of potential liabilities. Actual results may differ from these estimates.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited) (As Restated)
Revenue by service lines:
Corporate advisory – Non-listing services	$660,353	$636,290
Corporate advisory – Listing services	-	190,000
Rental of real estate properties	43,440	53,464
Sale of real estate properties	853,420	-
Total revenue	$1,557,213	$879,754

	Three Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited, (As Restated)
Revenue by geographic area:
Hong Kong	$1,274,864	$649,029
Malaysia	237,309	146,781
China	45,040	83,944
Total revenue	$1,557,213	$879,754

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited, As Restated)
Revenue by service lines:
Corporate advisory – Non-listing services	$1,775,124	$1,949,939
Corporate advisory – Listing services	200,000	190,000
Rental of real estate properties	131,270	139,281
Sale of real estate properties	999,494	-
Total revenue	$3,105,888	$2,279,220

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited) (As Restated)
Revenue by geographic area:
Hong Kong	$2,391,381	$1,642,944
Malaysia	562,522	497,643
China	151,985	138,633
Total revenue	$3,105,888	$2,279,220

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

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

(D)	In preparing its financial statements for the nine months ended September 30, 2017, the Company erroneously did not record an allowance for uncollectible accounts and did not write off long-outstanding receivables as bad debts. The Company has restated its consolidated financial statements as of and for the nine months ended September 30, 2017 to increase the allowance for uncollectible accounts by $97,211, increase accumulated deficit by $14,414, and increase bad debt expense and provision by $82,796.

(E)	In preparing its financial statements for the nine months ended September 30, 2017, the Company erroneously recorded the exchange difference, which arose from a capital injection into one of the subsidiaries as additional paid-in capital instead of other comprehensive income. The Company has restated its consolidated financial statements as of and for the nine months ended September 30, 2017 to decrease the additional paid-in capital by $2,029 and increase the other comprehensive income by $2,029.

The following table presents the effect of the restatements on the Company’s previously issued consolidated balance sheet:

	As of September 30, 2017 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Accounts receivable, net	$751,326	$(427,594)	A, D	$323,732
Deferred costs related to revenue	-	92,279	A	92,279
Real estate held for investment, net	998,741	(158,291)	B	840,450
Goodwill	2,686,650	259,596	C	2,946,246
Deferred revenue	-	485,000	A	485,000
Additional paid in capital	8,807,968	(342,674)	C, E	8,465,294
Accumulated other comprehensive income (loss)	80,173	(156,265)	B, E	(76,092)
Accumulated deficit	(751,056)	(910,791)	A, B, C, D	(1,661,847)
Noncontrolling interests in consolidated subsidiaries	190,458	690,719	B, C	881,177

The following table presents the effect of the restatements on the Company’s previously issued consolidated statements of operations and comprehensive loss:

	For the three months ended September 30, 2017 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Service revenue	$956,290	$(130,000)	A	$826,290
Cost of service revenue	(251,063)	40,141	A	(210,922)
General and administrative	(778,599)	(10,136)	C, D	(788,735)
Net loss	(103,395)	(99,995)	A, C, D	(203,390)
Net loss attribute to common shareholders	(86,707)	(99,995)		(186,702)
Foreign currency translation income (loss)	(7,685)	19,568	B	11,883
Comprehensive income (loss)	(94,392)	(80,427)		(174,819)

	For the nine months ended September 30, 2017 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Service revenue	$2,699,939	$(560,000)	A	$2,139,939
Cost of service revenue	(518,538)	17,072	A	(501,466)
General and administrative	(2,172,815)	(176,363)	C, D	(2,349,178)
Net income (loss)	4,741	(719,291)	A, C, D	(714,550)
Net income (loss) attribute to common shareholders	39,197	(719,291)		(680,094)
Foreign currency translation income (loss)	(22,725)	58,451	B	35,726
Comprehensive income (loss)	16,472	(660,840)		(644,368)

Net loss per share, basic and diluted	$(0.00)	$(0.01)		$(0.01)

The following table presents the effect of the restatements on the Company’s previously issued consolidated statement of cash flows:

	For the nine months ended September 30, 2017 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Cash flows from operating activities:
Net income (loss)	$4,741	$(719,291)	A, C, D	$(714,550)
Provision for bad debt	-	46,054	D	46,054
Changes in operating assets and liabilities:
Accounts receivable, net	(355,964)	326,743	A	(29,221)
Deferred costs of revenue	-	(17,072)	A	(17,072)
Accounts payable and accrued liabilities	(268,416)	93,566	C	(174,850)
Deferred revenue	-	270,000	A	270,000

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

NOTE 3 -  RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

The financial statements for the three and nine ended September 30, 2018 have been restated. On March 30, 2019, our management determined that the Company erroneously recorded (i) the issuance of 906,666 shares for proceeds of $6,800,000 before costs, and (ii) the issuance of a note receivable to a private company for $6,000,000 as two individual transactions, when the economic substance of the two transactions was a capital transaction with the Company issuing 906,666 shares of its common stock for $6,800,000 comprised of $800,000 cash and $6,000,000 due from a note receivable to be collected in two years. As the Company cannot determine the collectability of the note receivable, the funds will be recognized as a capital contribution when collected. The Company determined the fair value of the 906,666 shares issued was $6 per share based on the Company’s contemporaneous public offering price, or $5,440,000. The Company received net  cash of $800,000 and the difference of $4,640,000 was recorded as an expense of the transaction. The Company restated its financial statements as of and for the three and nine months ended September 30, 2018, to reflect the transactions as a capital transaction. As a result, notes receivable decreased by $6,000,000, additional paid in capital decreased by 1,360,000, the fair value of common stock issued in connection with the financing transaction expense increased by $4,640,000, and net loss increased by $4,640,000.

The following table presents the effect of the restatements on the Company’s previously issued balance sheet:

	As of September 30, 2018
	As Previously Reported	Adjustments	As Restated

Note receivable	$6,300,000	$(6,000,000)	$300,000

Additional paid-in capital	17,736,192	(1,360,000)	16,376,192

Accumulated deficit	(3,887,080)	(4,640,000)	(8,527,080)

The following table presents the effect of the restatements on the Company’s previously issued statement of operations:

	For the three months ended September 30, 2018
	As Previously Reported	Adjustments	As Restated

Fair value of common stock issued in connection with the financing transaction	$-	$4,640,000	$4,640,000

Net loss	(132,586)	(4,640,000)	(4,772,586)
Net loss attributable to common shareholders	(213,200)	(4,640,000)	(4,835,200)
Comprehensive loss	(288,052)	(4,640,000)	(4,928,052)
Net loss per share, basic and diluted	$(0.00)	$(0.09)	$(0.09)

	For the nine months ended September 30, 2018
	As Previously Reported	Adjustments	As Restated

Fair value of common stock issued in connection with the financing transaction	$-	$4,640,000	$4,640,000

Net loss	(506,255)	(4,640,000)	(5,146,255)
Net loss attributable to common shareholders	(620,767)	(4,640,000)	(5,260,767)
Comprehensive loss	(728,906)	(4,640,000)	(5,368,906)
Net loss per share, basic and diluted	$(0.01)	$(0.09)	$(0.10)

The following table presents the effect of the restatements on the Company’s previously issued statement of cash flows:

	For the nine months ended September 30, 2018
	As Previously Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	(506,255)	(4,640,000)	(5,146,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in connection with the financing transaction	-	4,640,000	4,640,000

Issuance of notes receivable	(6,300,000)	6,000,000	(300,000)
Net cash provided by (used in) investing activities	(5,757,920)	6,000,000	242,080

Proceeds from shares issued for cash	9,463, 705	(6,000,000)	3,463,705
Net cash provided by financing activities	8,008,063	(6,000,000)	2,008,063

The information herein amends and supersedes the information contained in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2018. The affected financial statements and related financial information contained in our previously filed reports for those periods should no longer be relied upon and should be read only in conjunction with the Unaudited financial information set forth herein.

NOTE 4 – NOTES RECEIVABLE

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

NOTE 5 – OTHER INVESTMENTS

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

NOTE 6 - DERIVATIVE LIABILITIES

On June 12, 2018, warrants exercisable into 53,556 shares of the Company’s common stock were issued as placement agent fees related to the Company’s sale of common stock (See Note 8). The strike price of warrants issued by the Company is denominated in US dollars, a currency other than the Company’s functional currencies, the HK$, RMB, and MYR. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

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

NOTE 7 - DUE TO RELATED PARTIES

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

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On July 20, 2018, the Company issued 38,524 shares of the Company’s common stock valued at $7.50 per share, or a total of $288,930, to acquire 39.26% of the equity interests of KSPH (see Note 5). The shares were valued based on a contemporaneous sale of the Company’s common stock. The Company also issued 578 shares of the Company’s common stock valued at $7.50 per share, or a total of $4,335, as a commission to Network 1 Financial Securities, Inc., the Company’s financial advisor.

V1 Group

On July 18, 2018, the Company sold 906,666 shares of the Company’s common stock in a private placement to V1 Group Limited (“V1 Group”), a public company listed on the Hong Kong Stock Exchange, for total proceeds of $6,800,000. The transaction was structured as a capital stock subscription.

The Company used the proceeds of the private offering to make an investment to a private company for $6,000,000. The investment was structured as a note receivable to the private company to be collected in two years. The private company invested the $6,000,000 and purchased 94,350,000 shares of V1 Group common stock from existing V1 Group shareholders.

The Company determined that the economic substance of the two transactions was a capital transaction with the Company issuing 906,666 shares of its common stock for $6,800,000, comprised of $800,000 cash and $6,000,000 due from a note receivable to be collected in two years. As the Company cannot determine the collectability of the note receivable, the funds will be recognized as a capital contribution when collected.

The Company determined the fair value of the 906,666 shares issued to V1 Group was $6 per share based on the Company’s contemporaneous public offering price, or $5,440,000. The Company received a net proceeds of $800,000 from V1 Group’s investment. The difference of $4,640,000 was recorded as an expense of the transaction.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

NOTE 10 - SEGMENT INFORMATION

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the nine months ended September 30, 2018 (Unaudited) (As Restated)
	Real estate business	Service business	Corporate	Total

Revenues	$1,130,764	$1,975,124	$-	$3,105,888
Cost of revenues	803,833	524,823	97,000	1,425,656
Depreciation and amortization	24,959	164,183	12,275	201,417
Net income (loss)	242,887	(5,539,271)	150,129	(5,146,255)

Total assets	2,947,496	7,479,236	2,302,561	12,729,293
Capital expenditures for long-lived assets	$-	$43,443	$251,844	$295,287

	For the nine months ended September 30, 2017 (Unaudited) (As Restated)
	Real estate business	Service business	Corporate	Total

Revenues	$139,281	$2,139,939	$-	$2,279,220
Cost of revenues	48,639	501,466	-	550,105
Depreciation and amortization	12,037	126,120	-	138,157
Net income (loss)	30,422	(742,851)	(2,121)	(714,550)

Total assets	3,804,070	7,874,276	236,126	11,914,472
Capital expenditures for long-lived assets	$-	$70,938	$-	$70,938

(b) By Geography*

	For the nine months ended September 30, 2018 (Unaudited) (As Restated)
	Hong Kong	Malaysia	China	Total

Revenues	$2,391,381	$562,522	$151,985	$3,105,888
Cost of revenues	1,200,234	217,861	7,561	1,425,656
Depreciation and amortization	75,428	26,294	99,695	201,417
Net income (loss)	(4,782,000)	(54,289)	(309,966)	(5,146,255)

Total assets	8,315,537	1,132,458	3,281,298	12,729,293
Capital expenditures for long-lived assets	$252,911	$4,267	$38,109	$295,287

	For the nine months ended September 30, 2017 (Unaudited) (As Restated)
	Hong Kong	Malaysia	China	Total

Revenues	$1,642,944	$497,643	$138,633	$2,279,220
Cost of revenues	388,192	161,913	-	550,105
Depreciation and amortization	64,956	23,726	49,475	138,157
Net income (loss)	(626,836)	32,127	(119,841)	(714,550)

Total assets	7,770,600	1,177,423	2,966,449	11,914,472
Capital expenditures for long-lived assets	$48,527	$12,651	$9,760	$70,938

*Revenues and costs are attributed to countries based on the location where the entities operate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q/A is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on April 13, 2018 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q/A.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guaranteed of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q/A. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operations

Restatement of Previously Issued Consolidated Financial Statements

As discussed further in Note 2, Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2017, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report, we have restated our condensed consolidated financial statements for the three and nine months ended September 30, 2017. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional details regarding the aforementioned restatement adjustments.

As discussed further in Note 3, Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2018, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report, we have restated our condensed consolidated financial statements for the three and nine months ended September 30, 2018. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional details regarding the aforementioned restatement adjustments.

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

Other income (expense)

For the three months ended September 30, 2018, other expense was ($4,305,140) as compared to other expense of ($8,366) for the three months ended September 30, 2017, representing an increase in other expense of ($4,296,774). The increase was primarily due to increase in fair value of shares issued in connection with financing transaction offset by a change in the fair value of derivative liabilities.

Net Loss

The net loss was $4,772,586 and $203,390 for the three months ended September 30, 2018 and 2017, respectively. The increase in net loss was mainly due to the increase in sales of real estate properties offset by increase in general and administrative expenses and increase in fair value of shares issued in connection with financing transaction.

Loss Attributable to noncontrolling interest

The Company records income attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

At September 30, 2018, noncontrolling interests are related to the Company’s ownership of 80% of Greenpro International Limited and Greenpro Property Development Limited (formerly known as Chief Billion Limited), the Company’s ownership of 60% of Forward Win International Limited, Yabez (Hong Kong) Company Limited, Billion Sino Holdings Limited and Parich Wealth Management Limited, and the Company’s ownership of 51% of Greenpro Capital Village Sdn. Bhd.

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

Other income (expense)

For the nine months ended September 30, 2018, other expense was ($4,071,297) as compared to other expense of ($23,114) for the nine months ended September 30, 2017, representing an increase in other expense of ($4,048,183). The increase was primarily due to a change in the fair value of derivative liabilities and a gain on the sale of equity method investment, offset by an increase in fair value of shares issued in connection with financing transaction.

Net Loss

The net loss was $5,146,255 and $714,550 for the nine months ended September 30, 2018 and 2017, respectively. The increase in net loss was mainly due to increase in fair value of shares issued in connection with financing transaction.

Loss Attributable to noncontrolling interest

The Company records income attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

At September 30, 2018, noncontrolling interests are related to the Company’s ownership of 80% of Greenpro International Limited and Greenpro Property Development Limited (formerly known as Chief Billion Limited), the Company’s ownership of 60% of Forward Win International Limited, Yabez (Hong Kong) Company Limited, Billion Sino Holdings Limited and Parich Wealth Management Limited, and the Company’s ownership of 51% of Greenpro Capital Village Sdn. Bhd.

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

Critical Accounting Policies and Estimates

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, the allowance for doubtful accounts receivable, impairment analysis of real estate assets and other long-term assets including goodwill, valuation allowance on deferred income taxes, and the accrual of potential liabilities. Actual results may differ from these estimates.

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

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. On June 12, 2018, the Company sold 535,559 shares of its common stock in an underwritten public offering at $6.00 per share for net proceeds of approximately $2.7 million, after deducting expenses of the offering. On July 18, 2018, the Company sold 906,666 shares of its common stock in a private placement for net proceeds of approximately $698,000. Despite the amount of funds that the Company has raised, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its shareholders, in the case of equity financing.

Operating activities

Net cash used in operating activities was $743,954 for the nine months ended September 30, 2018 as compared to net cash used in operating activities of $841,487 for the nine months ended September 30, 2017. The cash used in operating activities in 2018 was mainly from the net loss for the period of $506,255, an increase in prepayments and other current assets of $372,793, a decrease in accounts payable and accrued liabilities of $258,280 and offset by an increase in deferred revenue of $687,689. For the nine months ended September 30, 2018, non-cash adjustments totaled $427,936 and were primarily composed of depreciation and amortization of $201,417, change in fair value of derivative liabilities of $319,520, and gain on sale of real estate held for sale of $248,276.

Investing activities

Net cash provided by / (used in) investing activities was $242,080 and ($130,584) for the nine months ended September 30, 2018 and 2017, respectively. In 2018, the cash used in investing activities was mainly for the purchase of long-term investments of $325,000, issuance of notes receivable from related party for $300,000, and offset by proceeds from sales of real estate of $911,807.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $2,008,063 while net cash provided by financing activities for the nine months ended September 30, 2017 was $2,321,626.

The cash provided by financing activities in 2018 was from the proceeds of a direct public offering and private placement of the Company’s common stock of $3,463,705, offset by repayment of due to related parties of $537,506 and principal payments on loans payables of $889,290.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2018 and as of March 30, 2019 in connection with this restatement, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) The Company’s control environment did not sufficiently promote effective internal control over financial reporting, which contributed to the other material weakness described below. Principal contributing factors included: (i) an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP commensurate with our financial reporting requirements; and (ii) an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (2) The Company did not have adequate risk assessment controls to continuously formally assess the financial reporting risks associated with executing new, significant or unusual transactions, contracts or business initiatives. As a result, the Company did not adequately identify and analyze changes in the business and hence implement effective process level controls and monitoring controls that were responsive to these changes and aligned with financial reporting objectives. This failure to identify and analyze changes occurred in connection with the recording of the Company’s financing transactions; (3) the Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not have effective controls over the completeness, existence and accuracy of related party disclosures; (4) The Company’s Board of Directors and Audit Committee do not review and approve significant transactions; and (5) There are inadequate controls associated with the recording of nonroutine, complex, and unusual transactions. These material weaknesses resulted in the restatement of our condensed consolidated financial statements for the three and nine months ended September 30, 2018.

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

We have increased our personnel resources and technical accounting expertise within the accounting function and intend to hire one or more additional personnel for the function due to turnover. We will create a position to segregate duties consistent with control objectives. We also plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions. We plan to test our updated controls and remediate our deficiencies in the year 2019.

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

Greenpro Capital Corp.

Date: April 2, 2019	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 2, 2019	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

