Form 10-K
period 2018-12-31
Greenpro Capital Corp.
filed 2019-04-02
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-38308

Greenpro Capital Corp.

(Exact name of registrant issuer as specified in its charter)

Nevada	98-1146821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1701-1703, 17/F., The Metropolis

Tower, 10 Metropolis Drive, Hung Hom, Kowloon,

Hong Kong

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (852) 3111 -7718

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

The Nasdaq Stock Market LLC

(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [X] Non-accelerated Filer [  ] Smaller reporting company [X]

Emerging growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 29, 2018 was $139,545,690, based on the last reported sale price.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 2, 2019
Common Stock, $0.0001 par value	54,723,889

Greenpro Capital Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guaranteed to future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

PART I

ITEM 1. BUSINESS

Corporate History

We were incorporated on July 19, 2013 in the state of Nevada under the name Greenpro, Inc. On May 6, 2015, we changed our name to Greenpro Capital Corp. Our corporate structure is set forth below:

A list of our subsidiaries and VIE entities together with a brief description of their business is set forth below:

Name (Domicile)	Business

Greenpro Capital Corp. (Nevada, USA)	Provides financial consulting services and corporate services

Greenpro Resources Limited (British Virgin Islands)	Holding company

Greenpro Holding Limited (Hong Kong)	Holds life insurance products

Greenpro Resources (HK) Limited (Hong Kong)	Holds Greenpro intellectual property and currently holds six trademarks and applications thereof

Greenpro Resources Sdn. Bhd. (Malaysia)	Holds investment in commercial real estate in Malaysia

Greenpro Management Consultancy (Shenzhen) Limited (China)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory, transaction services in China

Shenzhen Falcon Financial Consulting Limited (China)	Provides Hong Kong company formation advisory services & company secretarial services and financial services. It focuses on China clients.

Greenpro Capital Village Sdn. Bhd. (Malaysia)	Provides educational and support services through seminars and courses to new start-up companies or SMEs.

Greenpro Global Capital Sdn. Bhd. (Formerly known as Greenpro Wealthon Sdn. Bhd.) (Malaysia)	Provides corporate advisory services such as company review, bank loan advisory and bank products analysis services.

Greenpro Management Pty Ltd (Australia)	Holding company

Greenpro Financial Consulting Limited (Belize)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory, transaction services

Asia UBS Global Limited (Belize)	Provides business advisory services with main focus on offshore company formation advisory and company secretarial service, such as tax planning, bookkeeping and financial review. It focuses on South-East Asia and China clients.

Asia UBS Global Limited (Hong Kong)	Provides business advisory services with main focus on Hong Kong company formation advisory and company secretarial service, such as tax planning, bookkeeping and financial review. It focuses on Hong Kong clients.

Falcon Corporate Services Limited (Hong Kong)	Provides offshore company formation advisory services & company secretarial services. Clients based in Hong Kong & China

Falcon Secretaries Limited (Hong Kong)	Provides Hong Kong company formation advisory services & company secretarial services. Clients based in Hong Kong & China

Yabez (Hong Kong) Company Limited (Hong Kong)	Provides Hong Kong company formation advisory services, corporate secretarial services and IT related services to Hong Kong based clients.

Yabez Business Service (SZ) Company Limited (China)	Provides Shenzhen company formation advisory services, corporate secretarial services and IT related services to China based clients.

Greenpro Credit Limited (Hong Kong)	Provides loan and credit services in Hong Kong. Holder of Money Lenders License.

Greenpro Family Office Limited (Hong Kong)	Provides professional multi-family office offers services such as wealth planning, administration, asset protection & management, asset consolidation, asset performance monitoring, charity services, tax and legal services, trusteeship and risk management, investment planning & management, and business support services.

Greenpro Venture Capital Limited (Anguilla)	Holding company

Forward Win International Limited (Hong Kong)	Holds investment in commercial Hong Kong real estate

Greenpro International Limited (Seychelles)	Holding company

Greenpro Property Development Limited (Formerly known as Chief Billion Limited) (Hong Kong)	Holding company

Greenpro Venture Cap (Qianhai) Limited (Anguilla)	Holding company

Greenpro Synergy Network Limited (Hong Kong)	Holds universal life insurance policies and provides a borderless platform through networking events and programs in Hong Kong.

Greenpro Synergy Network (Shenzhen) Limited (China)	Provides a borderless platform through networking events and programs in China for our members to seek professional services, business opportunities, and to exchange sources of information and research

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

GRBV provides corporate advisory services such as tax planning, cross-border listing solutions and advisory and transaction services to start-up and high–growth companies. It also owns real estate in Selangor Darul Ehsan, Malaysia and Kuala Lumpur, Malaysia that are investment properties, which are currently generating rental income. Through our acquisition of GRBV, we hope to expand our customer and revenue base as well as broaden the range of services we offer.

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

Acquisition of Greenpro Venture Capital Limited, an Anguilla corporation

On September 30, 2015, we acquired all of the issued and outstanding securities of Greenpro Venture Capital Limited, an Anguilla corporation, (“GPVC”) from its shareholders, Lee Chong Kuang and Loke Che Chan Gilbert. As consideration thereof, we issued to the shareholders of GPVC an aggregate of 13,260,000 restricted shares of our common stock (valued at $7,956,000 based on the signed Memorandum of Understanding on July 25, 2015 of $0.60 per share) and paid $6,000 in cash, representing an aggregate purchase price of $7,962,000. The purchase price was determined based on the existing business value of GPVC, including all customers, fixed assets, investments, cash and cash equivalents and assuming certain liabilities of GPVC. Mr. Lee Chong Kuang, our Chief Executive Officer, President and director, was also the Chief Executive Officer, President and director of GPVC at the time of the acquisition. Mr. Lee holds 43.02% of our issued and outstanding shares and held 50% of the issued and outstanding shares of GPVC at the timed of the acquisition. Mr. Loke Che Chan Gilbert, our Chief Financial Officer, Secretary, Treasurer and director, was also the Chief Financial Officer and director of GPVC. Mr. Loke holds 43.02% of our issued and outstanding shares and held 50% of the issued and outstanding shares of GPVC at the time of the acquisition.

Incorporation and deregistration of Greenpro Capital Pty Ltd, an Australian company

Greenpro Capital Pty Ltd was formed on May 11, 2016 with 50% held by Greenpro Holding Limited, one of our subsidiaries, and 50% was held by Mohammad Reza Masoumi Al Agha. On June 29, 2018, both parties agree to apply for deregistration of Greenpro Capital Pty Ltd due to discrepancies on the business development.

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

On June 13, 2018, Greenpro Wealthon Sdn. Bhd. was renamed to Greenpro Global Capital Sdn. Bhd. On August 30, 2018, the remaining 40% of Greenpro Global Capital Sdn. Bhd. were transferred to GPHL. As of today, GPHL holds 100% of Greenpro Global Capital Sdn. Bhd.

Acquisition of Greenpro Family Office Limited, a Hong Kong company

On July 21, 2017, Greenpro Resources Limited, the wholly owned subsidiary of GRNQ, acquired 51% of the shareholdings of Greenpro Family Office Limited (“GFOL”). GFOL allotted 231,895 shares of GFOL to Greenpro Resources Limited, representing 51% of the shareholdings of GFOL.

On September 21, 2018, the remaining 49% of GFOL were transferred to Greenpro Resources Limited. As of today, Greenpro Resources Limited holds 100% of GFOL.

Incorporation of Greenpro International Limited, a Seychelles company

Greenpro International Limited was formed on July 4, 2018 with 80% held by Greenpro Venture Capital Limited, one of our subsidiaries, and 20% was held by Mr. Loke Yu, a related party of one of our directors. On September 18, 2018, Greenpro Venture Capital Limited transferred all of the issued and outstanding securities of Greenpro Property Development Limited (formerly known as Chief Billion Limited), a Hong Kong Corporation, to Greenpro International Limited.

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

Exclusive Business Cooperation Agreement: Pursuant to the Exclusive Business Cooperation Agreement, GPHL serves as the exclusive provider of technical support, consulting services and management services to GSN. In consideration of such services, GSN has agreed to pay a service fee to GPHL, which is based on the time of services rendered multiplied by the corresponding rate, plus amount of the services fees or ratio decided by the board of directors of GPHL. The Agreement has a term of 10 years but may be extended by GPHL at its discretion.

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

Acquisition of Falcon Secretaries Limited and Ace Corporate Services Limited, each Hong Kong companies, and Shenzhen Falcon Financial Consulting Limited, a Shenzhen, China company

On September 30, 2015, we acquired all of the issued and outstanding securities of Falcon Secretaries Limited, Ace Corporate Services Limited and Shenzhen Falcon Financial Consulting Limited (these companies collectively known as “F&A”). As consideration thereto, we issued to Ms. Chen Yanhong, the sole shareholder of F&A, 2,080,200 restricted shares of our common stock, representing an aggregate purchase price of $1,081,704 based on the average closing price of the ten trading days preceding July 31, 2015, the date of the acquisition agreement, of $0.52 per share. The purchase price was determined based on the existing business value generated from F&A. Ace Corporate Services Limited renamed to Falcon Corporate Services Limited on August 26, 2016.

Ms. Chen Yanhong, the director and sole shareholder of F&A, is also the director and legal representative of Greenpro Management Consultancy (Shenzhen) Limited, one of our subsidiaries.

Acquisition and disposal of Billion Sino Holdings Limited, a Seychelles company

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

On November 20, 2018, due to the continuing loss making of BSHL, the Company decided to dispose BSHL. The Company sold 60% of the issued and outstanding shares of BSHL to Ms. Lam Ying Wai, at consideration of $60.

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

Business Overview

We currently operate and provide a wide range of business solution services to small and medium-size businesses located in Asia and South-East Asia, with an initial focus on Hong Kong, China and Malaysia, and subsequently in Thailand and Taiwan. Our comprehensive range of services includes cross-border business solutions, record management services, and accounting outsourcing services. Our cross-border business services include, among other services, tax planning, trust and wealth management, cross border listing advisory services and transaction services. As part of the cross-border business solutions, we have developed a package solution of services (“Package Solution”) that can reduce business costs and improve revenues.

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

Cross-Border Business Solutions/Cross-Border Listing Solutions

We provide a full range of cross-border services to small to medium-sized businesses to assist them in conducting their business effectively. Our “Cross-Border Business Solution” includes the following services:

●	Advising clients on company formation in Hong Kong, the United States, the British Virgin Islands and other overseas jurisdictions;

●	Providing assistance to set up bank accounts with banks in Hong Kong to facilitate clients’ banking operations;

●	Providing bank loan referral services;

●	Providing company secretarial services;

●	Assisting companies in applying for business registration certificates with the Inland Revenue Department of Hong Kong;

●	Providing corporate finance consulting services;

●	Providing due diligence investigations and valuations of companies;

●	Advising clients regarding debt and company restructurings;

●	Providing liquidation, insolvency, bankruptcy and individual voluntary arrangement advice and assistance;

●	Designing a marketing strategy and promoting the company’s business, products and services;

●	Providing financial and liquidity analysis;

●	Assisting in setting up cloud invoicing systems for clients;

●	Assisting in liaising with investors for purposes of raising capital;

●	Assisting in setting up cloud inventory system to assist clients to record, maintain and control their inventories and track their inventory levels;

●	Assisting in setting up cloud accounting system to enable clients to keep track of their financial performance;

●	Assisting clients in payroll matters operated in our cloud payroll system;

●	Assisting clients in tax planning, preparing the tax computation and making tax filings with the Inland Revenue Department of Hong Kong;

●	Cross-border listing advisory services, including but not limited to, United States, United Kingdom, Hong Kong, Australia;

●	International tax planning in China;

●	Advising on Trust and wealth management; and

●	Transaction services.

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

Through our cross-border listing advisory services, we seek to form the bridge between these companies seeking to conduct their IPO (or in some cases self-directed public offerings), and their goal of becoming a listed company on a recognized U.S. national exchange, such as NASDAQ and the NYSE.

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

We act as a case reference for our clients, as we originally had our shares quoted in the OTC markets and subsequently “uplisted” to The Nasdaq Stock Market LLC., a U.S. national securities exchange.

With growing competition and increasing economic sophistication, we believe more companies need strategies for cross-border restructuring and other corporate matters. Our plan is to bundle our Cross-Border Business Solution services with our Cloud Accounting Solution and Accounting Outsourcing Services described below.

Accounting Outsourcing Services

We intend to develop relationships with professional firms from Hong Kong, Malaysia, China and Thailand that can provide company secretarial, business centers and virtual offices, book-keeping, tax compliance and planning, payroll management, business valuation, and wealth management services to our clients. We intend to include local accounting firms within this network to provide general accounting, financial evaluation and advisory services to our clients. Our expectation is that firms within our professional network will refer their international clients to us that may need our book-keeping, payroll, company secretarial and tax compliance services. We believe that this accounting outsourcing service arrangement will be beneficial to our clients by providing a convenient, one-stop firm for their local and international business and financial compliance and governance needs.

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

●	Seed stage: Financing is needed for assets, and research and development of an initial business concept. The company usually has relatively low costs in developing the business idea. The ownership model is considered and implemented.

●	Start-up stage: Financing is needed for product development and initial marketing. Firms in this phase may be in the process of setting up a business or they might have been in operating the business for a short period of time but may not have sold their products commercially. In this phase, costs are increasing due to product development, market research and the need to recruit personnel. Low levels of revenues are starting to generate.

●	Expansion stage: Financing is needed for growth and expansion. Capital may be used to finance increased production capacity, product or marketing development or to hire additional personnel. In the early expansion phase, sales and production increases but there is not yet any profit. In the later expansion stage, the business typically needs extra capital in addition to organically generated profit, for further development, marketing or product development.

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

Our objective is to achieve a superior rate of return through the eventual and timely disposal of investments. We expect to look for businesses that meet the following criteria:

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

The objective of the CBOSS seminar is to educate the chief executive officers or business owners on how to acquire “smart capital” and the considerations involved. The seminar includes an introduction to the basic concepts of “smart capital,” “wealth and value creation,” recommendation and planning and similar topics. We believe that this seminar will synergistically support our venture capital business segment.

China Service Centers Expansion

Our expansion strategy is to establish service centers in the Tier 1 cities of Guangzhou, Beijing and Shanghai, where a majority of the HNWIs reside. The centers will cater to customers’ needs by providing and delivering professional, high quality service and assistance before, during, and after the customer’s requirements are met. Our strategy is to rent office space ranging from 180 to 250 square meters (approximate 2,150 to 2,690 square feet) and recruiting a team of 10 people (estimated) in the first year we are present in the city. The plan in each city would be based on various factors, such as property availability and job market conditions. In 2018, we had a strategic alliance with ETR Law Firm, one of the most reputable and largest professional law firms in Guangzhou. We will utilize the strength of ETR Law Firm to enhance our business development. ETR Law Firm will provide comprehensive support and assistance to Greenpro relating to mergers and acquisitions, project management, investment evaluation and other financial services.

Sales and Marketing

We plan to deploy three strategies to market the Greenpro brand: leadership, market segmentation and sales management process development.

●	Building Brand Image: Greenpro’s marketing efforts will focus on building the image of our extensive expertise and knowledge of our professionals. We intend to conduct a marketing campaign through media visibility, seminars, webinars, and the creation of a wide variety of white papers, newsletters, books, and other information.

●	Market segmentation: We plan to devote marketing resources to highly measurable and high return on investment tactics that specifically target those industries and areas where Greenpro has particularly deep experience and capabilities. These efforts typically involve local, regional or national trade show and event sponsorships, targeted direct mail, email, and telemarketing campaigns, and practice and industry specific micro-sites and newsletters in the Asia region.

●	Social Media: We plan to begin a social media campaign utilizing blogs, Twitter, Facebook and LinkedIn after we secure sufficient financing. A targeted campaign will be made to the following groups of clients: law firms, auditing firms, consulting firms and small to medium-size enterprises in different industries, including biotechnology, intellectual property, information technologies and real estate.

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

To generate more leads and subscribers, two to four articles related to wealth management will be shared in our official WeChat account. These articles are tools we use to share content online, through social media platforms such as WeChat, Jinri Toutiao and Facebook, which increases our online presence.

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

We generated revenues of 4,213,360 during the fiscal year ended December 31, 2018 and $3,916,372 during the fiscal year ended December 31, 2017. Our venture capital business accounted for approximately 36% percent of our revenues. We are not a party to any long-term agreements with our customers.

Competition

We operate in a mature, competitive industry. We consider our focus to be on a niche market of small and medium-sized businesses. Competition in the general field of business advisory services is quite intense, particularly in Hong Kong. We face competition principally from established law firms and consulting service providers in the corporate finance industry, such as Marbury, King & Wood Mallesons, QMIS Financial Group, First Asia Finance Group Limited and their respective affiliates, as well as from certain accounting firms, including those that specialize in a tax planning and corporate restructuring. The competition in China and Malaysia is not as fierce as in Hong Kong. Our major competitors in China are JP Investment Group and QMIS Financial Group while our major competitors in Malaysia are Global Bridge Management Sdn. Bhd. and QMIS Financial Group. These competitors generate significant traffic and have established brand recognition and financial resources. New or existing competition that uses a business model that is different from our business model may pressure us to change so that we can remain competitive.

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

The following regulations are the laws and regulations that may be applicable to us:

Hong Kong

Our businesses located in Hong Kong are subject to the general laws in Hong Kong governing businesses, including labor, occupational safety and health, general corporations, intellectual property and other similar laws. Because our website is maintained through the server in Hong Kong, we expect that we will be required to comply with the rules and regulations and Hong Kong governing the data usage and regular terms of service applicable to our potential customers. As the information of our potential customers is preserved in Hong Kong, we will need to comply with the Hong Kong Personal Data (Privacy) Ordinance (Cap 486).

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

An employer must also comply with all legal obligations under the Mandatory Provident Fund Schemes Ordinance, (Cap 485). These include enrolling all qualifying employees in Mandatory Provident Fund (“MPF”) schemes and making MPF contributions for them. Except for exempt persons, employers should enroll both full-time and part-time employees who are at least 18 but under 65 years of age in an MPF scheme within the first 60 days of employment. The 60-day employment rule does not apply to casual employees in the construction and catering industries.

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

We are in compliance with the above applicable ordinances and regulations in Hong Kong and have not been involved any lawsuit or prosecuted by the local authority resulting from any breach of the ordinances and regulations.

Malaysia

Our businesses located in Malaysia are subject to the general laws in Malaysia governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws including the Computer Crime Act 1997 and The Copyright (Amendment) Act 1997. We believe that the focus of these laws is censorship in Malaysia, however we believe this does not impact our businesses because the censorship focus is on media controls and does not relate to cloud base technology which we plan to use.

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

China

A portion of our acquired businesses are located in China and subject to the general laws in China governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws.

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

b. Right to non-fixed term contracts

Under the Employment Contract Law, an employee may request a non-fixed term contract without an employer’s consent to renew. In addition, an employee is also entitled to a non-fixed term contract with an employer if he has completed two fixed term employment contracts with such employer; however, such employee must not have committed any breach or have been subject to any disciplinary actions during his employment. Unless the employee requests to enter into a fixed term contract, an employer who fails to enter into a non-fixed term contract pursuant to the Employment Contract Law is liable to pay the employee double salary from the date the employment contract is renewed.

c. Compensation for termination or expiry of employment contracts

Under the Employment Contract Law, employees are entitled to compensation upon the termination or expiry of an employment contract. Employees are entitled to compensation even in the event the employer (i) has been declared bankrupt; (ii) has its business license revoked; (iii) has been ordered to cease or withdraw its business; or (iv) has been voluntarily liquidated. Where an employee has been employed for more than one year, the employee will be entitled to such compensation equivalent to one month’s salary for every completed year of service. Where an employee has been employed for less than one year, such employee will be deemed to have completed one full year of service.

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

Under the Foreign Currency Administration Rules, if documents certifying the purposes of the conversion of RMB into foreign currency are submitted to the relevant foreign exchange conversion bank, the RMB will be convertible for current account items, including the distribution of dividends, interest and royalty payments, and trade and service-related foreign exchange transactions. Conversion of RMB for capital account items, such as direct investment, loans, securities investment and repatriation of investment, however, is subject to the approval of SAFE or its local counterpart.

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

On August 29, 2008, SAFE promulgated the Circular on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or “Circular 142”. On March 30, 2015, SAFE issued the Circular of the State Administration of Foreign Exchange Concerning Reform of the Administrative Approaches to Settlement of Foreign Exchange Capital of Foreign-invested Enterprises, or “Circular 19”, which became effective on June 1, 2015, to regulate the conversion by foreign invested enterprises, or FIEs, of foreign currency into RMB by restricting how the converted RMB may be used. Circular 19 requires that RMB converted from the foreign currency-dominated capital of a FIE shall be managed under the Accounts for FX settlement and pending payment. The expenditure scope of such Accounts includes expenditure within the business scope, payment of funds for domestic equity investment and RMB deposits, repayment of the RMB loans after completed utilization and so forth. A FIE shall truthfully use its capital by itself within the business scope and shall not, directly or indirectly, use its capital or RMB converted from the foreign currency-dominated capital for (i) expenditure beyond its business scope or expenditure prohibited by laws or regulations, (ii) disbursing RMB entrusted loans (unless permitted under its business scope), repaying inter-corporate borrowings (including third-party advance) and repaying RMB bank loans already refinanced to any third party. Where a FIE, other than a foreign-invested investment company, foreign-invested venture capital enterprise or foreign-invested equity investment enterprise, makes domestic equity investment by transferring its capital in the original currency, it shall obey the current provisions on domestic re-investment. Where such a FIE makes domestic equity investment by its RMB conversion, the invested enterprise shall first go through domestic re-investment registration and open a corresponding Accounts for FX settlement and pending payment, and the FIE shall thereafter transfer the conversion to the aforesaid Account according to the actual amount of investment. In addition, according to the Regulations of the People’s Republic of China on Foreign Exchange Administration, which became effective on August 5, 2008, the use of foreign exchange or RMB conversion may not be changed without authorization.

Violations of the applicable circulars and rules may result in severe penalties, including substantial fines as set forth in the Foreign Exchange Administration Regulations.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will always be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiary or future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Currently, we are in compliance with the above applicable ordinances and regulations in China and have not involved any lawsuit or prosecuted by the local authority resulting from any breach of the ordinances and regulations.

Insurance

We do not current maintain property, business interruption and casualty insurance. As our business matures, we expect to obtain such insurance in accordance with customary industry practices in Malaysia, Hong Kong and China, as applicable.

Seasonality

Our businesses are not subject to seasonality.

Employees

As of April 2, 2019, we have 70 employees, located in the following territories:

Country/Territory	Number of Employees
Malaysia	16
China	27
Hong Kong	27

As a result of the Employment Contract Law, all of our employees in China have executed standard written employment agreements with us.

We are required to contribute to the Employees Provident Fund under a defined contribution pension plan for all eligible employees in Malaysia between the ages of eighteen and fifty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. The participants are entitled to all of our contributions together with accrued returns regardless of their length of service with the company. For the years ended December 31, 2018 and 2017, the contributions are $46,725 and $35,135, respectively.

We are required to contribute to the MPF for all eligible employees in Hong Kong between the ages of eighteen and sixty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2018 and 2017, the MPF contributions by the Company were $38,691 and $31,717, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

We are required to contribute to the Social Insurance Schemes and Housing Fund Schemes for all eligible employees in PRC. For the years ended December 31, 2018 and 2017, the contributions were $24,091 and $16,306, respectively.

Executive Office

Our principal executive office is located at Room 1701-1703, 17/F., The Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong. Our principal telephone number is +852 3111 7718. Our website is at: http://www.greenprocapital.com. The information contained on our website is not, and should not be interpreted to be, a part of this Form 10-K.

Future Development Plan

Greenpro is in the process of carrying out the following development plan.

ADAQ Development. ADAQ is a next generation online financial information platform that facilitates connecting private High-Growth Emerging Companies with access to potential investors and synergetic companies. ADAQ is dedicated to equipping emerging growth companies in the Asia Pacific region with the guidance and information to identify, build and stream their sustainable core values. In addition, it offers an acceleration program to incubate and assist companies to accelerate the process by which they seek to list on international exchanges such as New York Stock Exchange (NYSE), NASDAQ and Hong Kong Stock Exchange (HKEX).

●	ADAQ has three major functions:

1. Corporate Value Building Program

2. Online platform and acceleration process to International Capital Market Listing

3. Online Financial Information Market

We intend to strengthen the development of ADAQ as an acceleration platform to assist high growth emerging companies in the ASEAN regions covering Malaysia, Thailand, Singapore, Indonesia, Myanmar, Laos and Vietnam) and China to obtain funding and prepare for an IPO. A growing number of companies across South East Asia and the “Greater Bay Area”, (the Chinese government’s plan to link the cities of Hong Kong, Macau, Guangzhou, Shenzhen, Zhuhai, Dongguan, Foshan, Zhongshan, Jiangmen, Zhaoqing and Huizhou (i.e. “2+9”) into an integrated economic and business hub) are interested in including their listing on the ADAQ market platform. The successful development of the platform will heighten the prospects of Greenpro’s venture capital projects achieving success while aiming to widen market coverage to source for new potential projects to create more business value.

●	Wealth Management Portfolio Development. The increase in the number of High Net Worth Individuals in the Asia Pacific Region has created opportunities and needs for cross border wealth management services. Leveraging our competitive advantages with integrated financial services and strategic offices, we are looking forward to enhancing our strategic development in wealth management, fund management and asset management businesses. We continue to look for partnerships to explore the potential of wealth management, fund management and asset management services, to combine with the assistance from our affiliates to provide customized wealth creation, wealth protection and wealth succession solutions for medium, high and ultra-high net worth individuals/families in the Asian region. We also expect to place more efforts into the development of our Wealth Network Database through Greenpro Synergy Network (G.S.N.) – a wealth and investment community focusing on wealth related information sharing.

For our long-term plan and development, we are looking forward to initiating the “Greenpro Capital Tower” plan in ASEAN as an effort to further develop our brand, to strengthen our operational and client base with stronger customers and market confidence. We are currently in the planning stage to build a 20-storey building located in the Commercial Business District of Malaysia as our ASEAN headquarters, enabling the market in the region to have better access to our services while also strengthening our market visibility. In addition, we plan to continue to grow through mergers and acquisitions of related services to enhance our services horizontally and vertically. We are continuously sourcing synergetic and licensed financial institutions to strengthen our capabilities and scope of our services with the aim to widen our market coverage.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could be decline and you may lose all or part of your investment.

Risks Related to our Business

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Nevada in July 2013. For the year ended December 31, 2018 and 2017, we have generated $4,213,360 and $3,916,372, respectively, in revenues and incurred net loss of $8,325,163 and $3,116,909, respectively. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we are operating. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to market our product and services;

●	our ability to generate revenues; and

●	our ability to raise the capital necessary to continue marketing and developing our product.

We are not currently profitable and may not become profitable.

As of December 31, 2018, we had $2,172,048 cash on hand and our Greenpro’s common stockholders’ equity was $4,499,307. We have generated $4,213,360 in revenue in 2018 and have incurred operating loss of $4,218,999 and net loss of $8,325,163. We expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve profitability. We also expect to experience negative cash flow for the foreseeable future due to operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our business.

We may not be able to continue to operate as a going concern.

For the year ended December 31, 2018, the Company incurred a net loss of $8,325,163 and used cash in operating activities of $1,001,421, and at December 31, 2018, the Company had a working capital deficiency of $541,221. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2018 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our business plans, including offering a cloud accounting system and consulting services, may not occur. Our growth strategy is subject to significant risks which you should carefully consider before purchasing our shares.

Our services may be slow to achieve profitability, or may not become profitable at all, which will result in losses. There can be no assurance that we will succeed.

We may be unable to enter into our intended markets successfully. The factors that could affect our growth strategy include our success in (a) developing our business plan, (b) obtaining our clients, (c) obtaining adequate financing on acceptable terms, and (d) adapting our internal controls and operating procedures to accommodate our future growth.

Our systems, procedures and controls may not be adequate to support the expansion of our business operations. Significant growth will place managerial demands on all aspects of our operations. Our future operating results will depend substantially upon our ability to manage changing business conditions and to implement and improve our technical, administrative and financial controls and reporting systems.

Competitors may enter this sector with superior service which would affect our business adversely.

We believe that barriers to entry are low to medium because of economies of scale, cost advantage and brand identity. Potential competitors may enter this sector with superior services. This would have an adverse effect upon our business and our results of operations. In addition, a high level of support is critical for the successful marketing and recurring sales of our services. Despite having accumulated customers from the past four years, we may still need to continue to improve our platform and software in order to assist potential customers in using our platform, and we also need to provide effective support to future clients. If we are unable to increase customer support and improve our platform in the face of increasing competition, with the increase in competition, our ability to sell our services to potential customers could adversely affect our brand, which would harm our reputation.

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

A significant portion of our business operations is conducted through use of our computer network. Although we intend to implement security systems and procedures to protect the confidential information stored on these computer systems, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties. As well, they may be able to create system disruptions, shutdowns or effect denial of service attacks. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our networks or client computers, or otherwise exploit any security vulnerabilities, or that misappropriate and distribute confidential information stored on these computer systems. Any of the foregoing could result in damage to our reputation and customer confidence in the security of our products and services and could require us to incur significant costs to eliminate or alleviate the problem. Additionally, our ability to transact business may be affected. Such damage, expenditures and business interruption could seriously impact our business, financial condition and results of operations.

Adverse developments in our existing areas of operation could adversely impact our results of operations, cash flows and financial condition.

Our operations are focused on utilizing our sales efforts which are principally located in South-East Asia. As a result, our results of operations, cash flows and financial condition depend upon the demand for our services in these regions. Due to the lack of broad diversification in industry type and geographic location, adverse developments in our current segment of the midstream industry, or our existing areas of operation, could have a significantly greater impact on our results of operations, cash flows and financial condition than if our operations were more diversified.

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

Risks Related to Doing Business in East Asia and South-East Asia

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

Substantially all of our business operations are conducted in South-East Asia. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in the Asian countries we intend to develop business. Following the closing of our initial public offering, we will derive a significant portion of our revenue and earnings from the operation in Hong Kong, our principal business place and also in Malaysia and other South-East Asian countries. Operating in multiple foreign countries involves substantial risk. For example, our business activities subject us to a number of laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy and security requirements, labor laws, intellectual property laws, privacy laws, and anti-competition regulations. As we expand into additional countries, the complexity inherent in complying with these laws and regulations increases, making compliance more difficult and costly and driving up the costs of doing business in foreign jurisdictions. Any failure to comply with foreign laws and regulations could subject us to fines and penalties, make it more difficult or impossible to do business in that country and harm our reputation.

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

We are a Nevada corporation and most of our assets are and will be located outside of the United States. Almost all of our operations will be conducted in Hong Kong, Malaysia and the PRC. In addition, our officers and directors are nationals and residents of a country other than the United States. All of their assets are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon them. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officer and director, since he is not a resident in the United States. In addition, there is uncertainty as to whether the courts of Hong Kong or other Asian countries would recognize or enforce judgments of U.S. courts.

Payment of dividends is subject to restrictions under Nevada, Hong Kong, Malaysia and the PRC laws.

Under Nevada law, we may only pay dividends subject to our ability to service our debts as they become due and provided that our assets will exceed our liabilities after the dividend. Our ability to pay dividends will therefore depend on our ability to generate sufficient profits. Under the Hong Kong Companies Ordinance, we are permitted to make payments of dividends from distributable profits (that is, accumulated realized profits less its accumulated realized losses). Under the Laws of Malaysia, we may only make a distribution to the shareholders out of our profits available if we are solvent. The Company is regarded as solvent if the Company is able to pay its debts as and when the debts become due within twelve months immediately after the distribution is made. In addition, because of the various rules applicable to our operations in China and the regulations on foreign investments as well as the applicable tax law, we may be subject to further limitations on our ability to declare and pay dividends to our shareholders.

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

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market-oriented economy subject to five-year and annual plans adopted by the central government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment.

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect on subsequent cases with similar issues and fact patterns. Furthermore, in line with its transformation from a centrally-planned economy to a more free market-oriented economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. For example, the PRC government may impose restrictions on the amount of service fees that may be payable by municipal governments to wastewater and sludge treatment service providers. Also, the PRC central and municipal governments may impose more stringent environmental regulations which would affect our ability to comply with, or our costs to comply with, such regulations. Such changes, if implemented, may adversely affect our business operations and may reduce our profitability

The Hong Kong economy may be vulnerable to slowdown in Chinese activity and world trade.

Since Hong Kong is now closely linked to China with respect to economic and political development, Hong Kong economic and political development will be more likely to be affected by China’s development. As there are more and more mainland Chinese companies listed on The Hong Kong Stock Exchange and industries in general are becoming delocalized to mainland China, the Hong Kong stock market and local economy will become more vulnerable to the economic development in the mainland China. If the economic development in China becomes unstable, the Hong Kong economy will be negatively affected. Besides, the Hong Kong economy is externally oriented and highly dependent on trade with the rest of the world. Our business may be subject to the cyclical effect of the economic development in the world.

We face the risk that changes in the world economy and political developments in Malaysia may adversely affect our business.

In recent years, there have been political instabilities in Malaysian government which may reduce investors’ confidence, result in reduction in foreign direct investment and weigh on consumer and business sentiment, depressing growth. In addition, the Malaysian economy is reliant on external demand. Any possible worsening global demand is likely to hinder the export development and any economic weakness may possibly lead to market intervention and the government may impose capital controls. Under these circumstances, our business operation may be adversely affected.

Together, our Chief Executive Officer, Mr. Lee Chong Kuang, and our Chief Financial Officer, Mr. Loke Che Chan Gilbert, own a large percentage of our outstanding stock and could significantly influence the outcome of our corporate matters.

Mr. Lee Chong Kuang, our CEO, beneficially owns 32.26% of our outstanding shares of common stock, and Mr. Loke Che Chan Gilbert, our CFO, beneficially owns 32.26% of our outstanding shares of common stock. As a result, Messrs. Lee and Loke are able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit the other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Future sales of substantial amounts of the shares of common stock by existing shareholders could adversely affect the price of our common stock.

If our existing shareholders sell substantial amounts of the shares, then the market price of our common stock could fall. Such sales by our existing shareholders might make it more difficult for us to issue new equity or equity-related securities in the future at a time and place we deem appropriate. If any existing shareholders sell substantial amounts of shares, the prevailing market price for our shares could be adversely affected.

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

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the shares.

In the event that our shares trade under $5.00 per share they will be considered penny stock. Trading in penny stocks has many restrictions and these restrictions could severely affect the price and liquidity of our shares.

If our stock trades below $5.00 per share, our stock would be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established Members and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stocks is often volatile, and you may not be able to buy or sell the stock when you want to.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at Room 1701-1703, 17/F., The Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong. We are subject to a three-year operating lease from May 1, 2018 and expiring on April 30, 2021.

Location	Owner	Use

B-7-5, North Point Office, Mid Valley City, No. 1, Medan Syed Putra Utara~59200 Kuala Lumpur, Malaysia	Greenpro Resources Sdn. Bhd.	Self-use business premises

D-07-06 and D-07-07~Skypark @ One City Jalan USJ 25.1~47650 Subang Jaya, Selangor, Malaysia	Greenpro Resources Sdn. Bhd.	Investment for rental and capital gains

Room 05, 22/F., Di Wang Building No.5002 Shen Nan Dong Road Luohu District, Shenzhen, China	Greenpro Management Consultancy (Shenzhen) Limited	Self-use business premises

Factory Units A7, A8, B1, B6, B7, B8, B9, C3, C5, C6, C7, C8, C9, D8, D9 on 14/F., Wang Cheung Industrial Building, 6 Tsing Yeung Circuit, Tuen Mun, N.T., Hong Kong	Forward Win International Limited	Investment for rental and capital gains

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently listed on the NASDAQ Capital Market under the trading symbol “GRNQ.” Our common stock did not trade prior to July 9, 2015.

Fiscal Year 2019	High Bid	Low Bid
First Quarter (through April 2, 2019)	$4.90	$1.70

Fiscal Year 2018	High Bid	Low Bid
First Quarter	$6.00	$6.00
Second Quarter	$23.00	$6.00
Third Quarter	$11.00	$2.55
Fourth Quarter	$10.50	$2.20

Fiscal Year 2017	High Bid	Low Bid
First Quarter	$5.70	$5.70
Second Quarter	$5.70	$5.70
Third Quarter	$6.50	$5.70
Fourth Quarter	$7.00	$5.10

Holders

As of April 2, 2019, we had 54,723,889 shares of our common stock issued and outstanding. There were approximately 283 record holders of our common stock. Such number does not include any shareholders holding shares in nominee or “street name.”

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

Recent Sales of Unregistered Securities

All sales of unregistered common stock of the Company were made in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and D and Rule 903 of Regulation S promulgated thereunder.

Date	Shares of common stock issued	Cash Proceeds from share issuance	Recipients of Shares
July 20, 2018 (1)	38,524	$288,930	Two shareholders
July 20, 2018 (2)	578	$4,335	One shareholder

1.

The Company issued 38,524 shares of restricted common stock at a price of $7.50 per share for aggregate gross proceeds of $288,930 plus cash of $75,000 for acquisition of 49% shareholding of KSP Holding Group Company Limited (renamed to Greenpro KSP Holding Company Limited on August 7, 2018).

2.	The Company issued 578 shares of restricted common stock at a price of $7.50 per share for aggregate gross proceeds of $4,335 for stock issuance fee to Network 1 Financial Securities.

Equity Compensation Plan Information

We have not adopted or approved an equity compensation plan. None of options, warrants or other convertible securities have been granted outside of an approved equity compensation plan.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2018 and 2017, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

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

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. One of our venture capital business segments focuses on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods, which will include education and support services, and (2) searching the investment opportunities in selected start-up and high growth companies, which may generate significant returns to the Company. Our venture capital business focuses on companies located in Asia and Southeast Asia, including Hong Kong, Malaysia, China, Thailand and Singapore. Another venture capital business segment focuses on rental activities of commercial properties and the sale of investment properties.

Results of Operations

For information regarding our controls and procedures, see Part II, Item 9A - Controls and Procedures, of this Annual Report.

During the years ended December 31, 2018 and 2017, we operated in three regions: Hong Kong, Malaysia and China. We derived revenue from rental activities of our commercial properties, sale of properties, and the provision of services. A table further describing our revenue and cost of revenues is set forth below:

	Year ended December 31,
	2018	2017

REVENUES:
Service revenue (including $420,730 and $281,962 of service revenue from related parties, respectively)	$2,680,748	$3,313,819
Sale of properties	1,368,220	423,871
Rental revenue (including $0 and $47,683 of rental revenue from related parties, respectively)	164,392	178,682
Total revenues	4,213,360	3,916,372

OPERATING COSTS AND EXPENSES:
Cost of service revenue	(998,783)	(1,071,910)
Cost of properties sold	(1,019,791)	(347,479)
Cost of rental revenue	(62,610)	(68,412)
General and administrative	(4,286,753)	(3,350,896)
Impairment of goodwill and intangible assets	(997,137)	(1,898,721)
Impairment of notes receivable	(77,088)	-
Impairment of other investments	(990,197)	-
Total operating costs and expenses	(8,432,359)	(6,737,418)

INCOME (LOSS) FROM OPERATIONS	(4,218,999)	(2,821,046)

Comparison of the years ended December 31, 2018 and 2017

Total Revenues

Total revenue was $4,213,360 and $3,916,372 for the years ended December 31, 2018 and 2017, respectively. The increased amount of $296,988 was due to the broadening of the range of business services offered and the increase in our client base. We expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

Service Revenue

Revenue from the provision of business services was $2,680,748 and $3,313,819 for the years ended December 31, 2018 and 2017, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial review services. We experienced a decrease in service income but expect revenue from our business consulting and advisory services will have a steady growth in the following years.

Rental Revenue

Revenue from rentals was $164,392 and $178,682 for the years ended December 31, 2018 and 2017, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Sale of properties

Revenue from the sale of properties was $1,368,220 for the year ended December 31, 2018, which was derived from the sale of certain commercial properties located in Hong Kong. There was revenue of $423,871 generated from the sale of properties for the year ended December 31, 2017.

As opportunities permit, management expects to continue to purchase and sell commercial real estate in the near future. Accordingly, we expect revenue and costs attributable to the sale of properties to fluctuate on a going forward basis.

Total Operating Costs and Expenses

Total operating costs and expenses were $8,432,359 and $6,737,418 for the years ended December 31, 2018 and 2017, respectively. They consist of cost of service revenue, cost of properties sold, cost of rental income, general and administrative, impairment of goodwill and intangible assets and impairment of other investments.

The losses from operations for the Company for the years ended December 31, 2018 and 2017 were $4,218,999 and $2,821,046, respectively. The increase in a loss from operations was mainly due to an increase in general and administrative expenses of $935,857 and an increase in cost of properties sold of $672,312.

Cost of rental revenue

Cost of rental revenue was $62,610 and $68,412 for the years ended December 31, 2018 and 2017, respectively. It includes the costs associated with government rent and rates, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fee and utility expenses are paid directly by tenants.

Cost of service revenue

Costs of revenue on provision of services were $998,783 and $1,071,910 for the years ended December 31, 2018 and 2017, respectively. It primarily consists of employee compensation and related payroll benefits, company formation cost and other professional fees directly attributable to cost related to the services rendered.

Cost of properties sold

Costs of revenue on properties sold were $1,019,791 and $347,479 for the years ended December 31, 2018 and 2017, respectively. It primarily consists of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

General and administrative expenses

General and administrative (“G&A”) expenses were $4,286,753 and $3,350,896 for the years ended December 31, 2018 and 2017, respectively. The general and administrative expenses consist primarily of salary and wages of $1,405,514, rent and rates of $386,359, advertising and promotion of $352,08, directors’ remuneration of $330,000, and audit, legal, and other professional fees of $535,340. We expect our G&A expenses will continue to increase as we integrate our business acquisitions, expand our businesses and offices into new jurisdictions, and strengthening our existing businesses.

Impairment of Goodwill and Intangible Assets

The impairment losses of goodwill were $892,137 and $1,734,384 for the years ended December 31, 2018 and 2017, respectively. The impairment losses of Intangible Assets were $105,000 and $164,337 for the years ended December 31, 2018 and 2017, respectively. The Company performed an impairment test on the goodwill as of December 31, 2018 based on ASC 350 “Goodwill and Other”. We compared the actual and forecasted performances for our acquired subsidiaries in the past three years and found that two of these subsidiaries underperformed, even probably in the downside trend. As a result, we decided to impair all of the goodwill and intangible assets of these two subsidiaries at December 31, 2018.

Impairment of Notes Receivable

The Company determined a notes receivable was impaired and has made provision for impairment loss of $77,088 for the year ended December 31, 2018. No impairment was recorded in 2017.

Impairment of Other Investments

As of December 31, 2018, the Company determined that its investments in Acorn Group Holdings Limited and Greenpro KSP Holding Group Limited were impaired and recorded an impairment of unconsolidated investments of $618,265.

During 2018, the Company made a deposit on a potential real estate acquisition that was subsequently cancelled. As of December 31, 2018, the deposit was not returned, and the Company determined that the deposit was impaired and recorded an impairment of the deposit of $371,932.

As a result, total impairment loss of other investments of $990,197 was recorded for the year ended December 31, 2018 and no impairment was recorded in 2017.

Fair value of common stock issued in connection with financing transaction

On July 18, 2018, the Company sold 906,666 shares of the Company’s common stock in a private placement to V1 Group Limited (“V1 Group”). The Company determined the fair value of the 906,666 shares issued to V1 Group was $6 per share based on the Company’s contemporaneous public offering price, or $5,440,000. The Company received a net of $800,000 from V1 Group’s investment. The difference of $4,640,000 was recorded as an expense of the transaction.

Attributable to noncontrolling interest

The Company recorded income attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

At December 31, 2018, the Company holds 80% shareholding of Greenpro International Limited, and 60% shareholdings of Forward Win International Limited and Yabez (Hong Kong) Company Limited, respectively. At December 31, 2018, the Company holds 51% shareholding of Greenpro Capital Village Sdn. Bhd.

The Company recorded net income attributable to noncontrolling interest of $224,604 for the year ended December 31, 2018 and net loss attributable to noncontrolling interest of $832,350 for the year ended December 31, 2017. In 2017, net loss attributable to noncontrolling interest was mainly due to impairment of goodwill of $551,222 allocated to noncontrolling interests in Billion Sino Holdings Limited. There was no impairment recorded in 2018. In 2018, net income attributable to noncontrolling interests was primarily due to a net profit of $360,591 generated from Forward Win International Limited and the share of profit to noncontrolling interests was $144,237.

Net Loss

Net losses were $8,325,163 and $3,116,909 for the year ended December 31, 2018 and 2017, respectively. The increase in net loss was mainly due to the fair value of common stock issued in connection with financing transaction expense of $4,640,000 in 2018.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Annual Report, we are not aware of any trends, uncertainties, demands, commitments or events for the year ended December 31, 2018 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2018.

Contractual Obligations

As of December 31, 2018, the Company’s subsidiary leased an office in Hong Kong under a non-cancellable operating lease that would have expired in April 2018. In January 2018, the tenancy agreement had been renewed for three years commencing from May 1, 2018 and expiring on April 30, 2021.

Related Party Transactions

Related party transactions amounted to $420,730 in service income for the year ended December 31, 2018 and $329,645 in service revenue and rental revenue for the year ended December 31, 2017.

The amount due from related parties was $95,794 and $1,761 as of December 31, 2018 and 2017, respectively. The amounts due to related parties were $862,532 and $1,813,930 as of December 31, 2018 and 2017, respectively.

Our related parties are mainly those companies in which Greenpro Venture Capital Limited or Greenpro Resources Limited owns a certain percentage of the shares of such companies, or those companies that the Company can exercise significant influence over those companies in making financial and operating policy decisions. Some of the related parties are either controlled by or under common control of Mr. Loke Che Chan, Gilbert or Mr. Lee Chong Kuang, the director of the Company and the other entity. One of the related parties is controlled by Ms. Chen Yanhong, the director of one of our subsidiaries.

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

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Categories	Expected useful life	Residual value
Office leasehold	26 years	-
Furniture and fixtures	3 - 10 years	5%
Office equipment	3 - 10 years	5% - 10%
Leasehold improvement	Over the shorter of estimated useful life or term of lease	-

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

Revenue recognition

Prior to January 1, 2018, the Company recognized its revenue in accordance with Accounting Standards Codification (ASC) 605 Revenue Recognition, upon the delivery of its services or products when: (1) delivery had occurred or services rendered; (2) persuasive evidence of an arrangement existed; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable was probable.

Effective January 1, 2018, the Company adopted the guidance of ASC 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The adoption of ASC 606 had no effect on previously reported balances.

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

Rental revenue

Revenues from rental of leasehold land and buildings are recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased assets.

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

Liquidity and Capital Resources

As of December 31, 2018, we had working capital deficiency of $541,221 as compared to working capital deficiency of $2,070,201 as of December 31, 2017. The decrease of deficiency amount was mainly due to an increase of cash and cash equivalents, prepaids and other current assets and deferred costs of revenue. We had total current assets of $3,176,197 consisting of cash and cash equivalents of $2,172,048, accounts receivable of $188,054, prepaids and other current assets of $397,427, and deferred costs of revenue of $418,668, compared to total current assets of $1,853,878 as of December 31, 2017. The increase was mainly due to the increase of cash and cash equivalents, prepaids and other current assets and deferred costs of revenue. We had current liabilities of $3,717,418 mainly consisting of amounts due to related parties of $862,532, accounts payable and accrued liabilities of $575,594 and deferred revenue of $1,816,358. The Company’s net losses were $8,325,163 and $3,116,909 for the year ended December 31, 2018 and 2017, respectively. The increase in net loss was mainly due to fair value of common stock issued in connection with financing transaction of $4,640,000 in 2018.

For the year ended December 31, 2018, the Company incurred a net loss of $8,325,163 and used cash in operating activities of $1,001,421, and at December 31, 2018, the Company had a working capital deficiency of $541,221. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our December 31, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of December 31, 2018, $822,194 was due to a related party for advance payment to the Company to purchase real estate held for sale in 2014. This advance payment is non-interest bearing and is due upon demand.

As of December 31, 2018, our long-term liabilities consist of loans secured by real estate from:

(a)	Standard Chartered Saadiq Berhad, with 300 monthly installments of MYR9,287 (approximately $2,840) each and will mature in May 2038;

(b)	United Overseas Bank (Malaysia) Berhad, with 360 monthly installments of MYR5,382 (approximately $1,645) each and will mature in August 2043;

(c)	Bank of China Limited, with 120 monthly instalments of an amount determined by the sum of (i) 25% premium above the 5-year-or-above RMB base lending rate per annum on 20th day of each month for the interest payment and (ii) RMB75,000 (Approximately $11,528) for the fixed repayment of principal. The current interest rate of the loan is 6.125% per annum, assuming the 5-year-or-above RMB base lending rate to be maintained at 4.90% for the whole period of loan agreement.

The maturities of the long-term bank loans for each of the five years and thereafter following December 31, 2018 are as follows:

Year ending December 31:
2019	$147,416
2020	148,136
2021	149,043
2022	149,918
Thereafter	1,170,008

Total	$1,764,522

Operating activities

Net cash used in operating activities was $1,001,421 for the year ended December 31, 2018 as compared to net cash used in operating activities of $442,711 for the year ended December 31, 2017. The cash used in operating activities in 2018 was mainly from net loss for the year, an increase of deferred costs of revenue and a gain on fair value change of financial instruments, while the cash used in operating activities in 2017 was mainly from net loss for the year. Non-cash expenses totaled $6,985,443 and $2,426,577 for the years ended December 31, 2018 and 2017, respectively, which were primarily composed of depreciation and amortization of $233,940, impairment of goodwill and intangible assets of $997,137, impairment of notes receivable of $77,088, impairment of other investments of $990,197, fair value of common stock issued in connection with financing transaction of $4,640,000 for the year ended December 31, 2018.

The Company has incurred operating losses and used cash in its operating activities for the past two years. In fiscal 2018, the Company suffered an increase in prepaids and other current assets and deferred costs of revenue, which resulted in negative operating cash flow. The increase in prepaids and other current assets was due to an increase in amount due from related parties in 2018. The increase in deferred costs of revenue was due to an increase in the listing advisory businesses but some of the services have not yet been rendered before the end of 2018.

Investing activities

Net cash provided by investing activities was $461,134 for the year ended December 31, 2018 and net cash used in investing activities was $2,813,869 in 2017.

The cash provided by investing activities was mainly the cash proceeds from real estate held for sale of $1,248,887 in 2018. Net cash used in investing activities was primarily consisted of purchase of investments of $696,932, and a loan to a related party of $300,000 in 2018.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2018 was $1,567,644 while net cash provided by financing activities for the year ended December 31, 2017 was $3,367,258.

The cash provided by financing activities mainly resulted from the proceeds from share issuances of $3,463,705 in 2018.

Below is the tabular summary of the financing activities of the Company during 2018 and 2017:

Date	Shares of common stock issued	Cash Proceeds from share issuance	Recipients of Shares
January 13, 2017 (1)	199,922	$359,860	Two shareholders
March 8, 2017 (2)	278,162	$556,324	Two shareholders
April 18, 2017 (3)	27,472	$68,680	One Shareholder
April 25, 2017 (4)	340,645	$-	Two shareholders
May 24, 2018 to June 6, 2018 (5)	535,559	$3,213,354	Twenty shareholders
July 18, 2018 (6)	906,666	$698,000	One shareholder
July 20, 2018 (7)	38,524	$288,930	Two shareholders
July 20, 2018 (8)	578	$4,335	One shareholder

1.	The Company completed the sale of 199,922 shares of restricted common stock at a price of $1.80 per share for aggregate gross proceeds of approximately $359,860 in a private placement to Dato Seri Dr. How Kok Choong and Fortune Wealth (Asia) Limited.

2.	The Company completed the sale of 278,162 shares of restricted common stock at a price of $2.00 per share for aggregate gross proceeds of $556,324 in a private placement to CPN Investment Ltd and Fortune Wealth (Asia) Limited.

3.	The Company completed the sale of 27,472 shares of restricted common stock at a price of $2.50 per share for aggregate gross proceeds of $68,680 in a private placement to Fortune Wealth (Asia) Limited.

4.	The Company issued 340,645 restricted shares of common stock for acquisition of 60% of the issued and outstanding securities of Billion Sino Holdings Limited.

5.	The Company completed the sale of 535,559 shares of restricted common stock at a price of $6.00 per share for aggregate gross proceeds of $3,213,354 for public offering.

6.

On July 18, 2018, the Company sold 906,666 shares of the Company’s common stock in a private placement to V1 Group Limited (“V1 Group”), a public company listed on the Hong Kong Stock Exchange, for total proceeds of $6,800,000. The transaction was structured as a capital stock subscription. The Company used the proceeds of the offering to make an investment to a private company for $6,000,000. The investment was structured as a note receivable to the private company to be collected in two years. The Company determined that the economic substance of the two transactions was a capital transaction with the Company issuing 906,666 shares of its common stock for $6,800,000, made up of $800,000 cash and $6,000,000 due from a note receivable to be collected in two years. As the Company cannot determine the collectability of the note receivable, the funds will be recognized as a capital contribution when collected. After deduction of $102,000 paid to Network 1 Financial Securities, Inc., the net proceeds were $698,000.

7.

The Company issued 38,524 shares of restricted common stock at a price of $7.50 per share for aggregate gross proceeds of $288,930 plus cash of $75,000 for acquisition of 49% shareholding of KSP Holding Group Company Limited (renamed Greenpro KSP Holding Company Limited on August 7, 2018).

8.	The Company issued 578 shares of restricted common stock at a price of $7.50 per share for aggregate gross proceeds of $4,335 for stock issuance fee to Network 1 Financial Securities, Inc.

As of December 31, 2018, there were 54,715,287 shares of Common Stock issued and outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2018, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) The Company’s control environment did not sufficiently promote effective internal control over financial reporting, which contributed to the other material weakness described below. Principal contributing factors included: (i) an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP commensurate with our financial reporting requirements; and (ii) an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (2) The Company did not have adequate risk assessment controls to continuously formally assess the financial reporting risks associated with executing new, significant or unusual transactions, contracts or business initiatives. As a result, the Company did not adequately identify and analyze changes in the business and hence implement effective process level controls and monitoring controls that were responsive to these changes and aligned with financial reporting objectives. This failure to identify and analyze changes occurred in connection with the recording of the Company’s financing transactions; (3) the Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not have effective controls over the completeness, existence and accuracy of related party disclosures; (4) The Company’s Board of Directors and Audit Committee do not review and approve significant transactions; and (5) There are inadequate controls associated with the recording of nonroutine, complex, and unusual transactions. These material weaknesses resulted in the restatement of our condensed consolidated financial statements for the three and nine months ended September 30, 2018. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2018.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers and directors as of the date of this Annual Report.

Name	Age	Positions and Offices

Lee, Chong Kuang	45	President, Chief Executive Officer, Chairman of the Board
Loke, Che Chan Gilbert	64	Chief Financial Officer, Secretary, Treasurer, Director
Chuchottaworn, Srirat (1)	50	Director
Hee, Chee Keong (1)(2)(3)	47	Director
Shum, Albert (1)(2)(3)	59	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Lee, Chong Kuang, age 45, has served as our Chief Executive Officer, President and Chairman of the Board since July 19, 2013. From 2003 until January 2015, Mr. Lee served as a director of Asia UBS Global Ltd, a Hong Kong company, which he founded in 2003. He served as director, Chief Financial Officer and Treasurer of Odenza Corp. from February 4, 2013 to April 29, 2016. He also served as the Chief Financial Officer and director of Moxian Corporation from October 2012 until December 2014. Mr. Lee served as director of Greenpro Talents Ltd. from November 16, 2015 to June 6, 2017. Mr. Lee served as director of GC Investment Management Limited, which is the investment manager of Greenpro Asia Strategic SPC, since April 6, 2016. From 1997 to 2000, Mr. Lee worked at K. Y. Ho & Co, Chartered Accountants. He began his professional career with Siva Tan & Co., a Chartered Accountant firm in Malaysia in 1995 where he remained until 1997. As a qualified member of the ACCA and Malaysia Institute of Accountants, Mr. Lee earned his professional qualification from the Hong Kong Institute of Certified Public Accountants and extended his professional services covering accounting, tax, corporate structuring planning with special focus in cross-border client nature, in addition to his accounting software businesses. Mr. Lee established the Cross-Border Business Association (CBBA) – a NGO (Non-Government Organization) established under Hong Kong Society Act - to provide information and professional advice in Cross Border Business for its investment members. For the Cross-Border Investment especially in the mining resources companies which are growing fast since 2011, Mr. Lee continues to support its clients by using cloud platform to strengthen its clientele through the use of technology advancement and models such as SaaS, PaaS, etc., for accounting and management solution purposes. Mr. Lee brings to the board of directors his business leadership, corporate strategy and accounting and financial expertise.

Loke, Che Chan Gilbert, age 64, has served as our Chief Financial Officer, Treasurer and Director since inception on July 19, 2013. Mr. Loke has extensive knowledge in accounting and has been an accountant for more than 35 years. He was trained and qualified with UHY (formerly known as Hacker Young), Chartered Accountants, one of the large accounting firms based in London, England between 1981 and 1988. His extensive experience in auditing, accounting, taxation, SOX compliance and corporate listing has prompted him to specialize in corporate advisory, risk management and internal controls serving those small medium-sized enterprises. From September 1999 until June 2013, Mr. Loke served as an adjunct lecturer in ACCA P3 Business Analysis at HKU SPACE (HKU School of Professional and Continuing Education), which is an extension of the University of Hong Kong and provides professional and continuing education. Mr. Loke worked as an independent, non-executive director of ZMay Holdings Limited, a public company listed on the Hong Kong Stock Exchange from January 2008 to July 2008 and as Chief Financial Officer for Asia Properties Inc. from May 31, 2011 to March 28, 2012 and Sino Bioenergy Inc., with both companies listed on the OTC Markets in the US, from 2011 to 2012. Mr. Loke has served as the Chief Executive Officer and a director of Greenpro Resources Corporation since October 16, 2012. He has also served the Chief Executive Officer and a director of Moxian Corporation from October 2012 until December 2014. Mr. Loke served as an independent director of Odenza Corp. from February 2013 to May 2015. He has also served as the Chief Financial Officer, Secretary, Treasurer, and a director of CGN Nanotech, Inc. from September 4, 2014 to September 28, 2016.

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

Chuchottaworn, Srirat, age 50, joined us as an Independent Director on October 18, 2015. Ms. Chuchottaworn has more than 20 years in the IT and consulting business. In 1997, she became an SAP consultant for finance and controlling (FI/CO) and held a certificate of FI/CO. In 2004, she found I AM Group and has been the group director since then. She is an experienced project manager and holds multiple SAP certifications. She earned a Bachelor’s in Engineering Degree from the King Monkut’s Institute of Technology Ladkrabang and Master of Science in Information Technology from the Chulalongkorn University. Ms. Chuchottaworn brings to the board of directors business leadership and experience and familiarity with conducting business in Thailand.

Hee, Chee Keong, age 47, joined us as an Independent Director of the Company on March 14, 2016. From June 2014 to October 2015, Mr. Hee served as the Chief Financial Officer of Galasys Plc. From June 2013 to September 2014, he served as the Chief Financial Officer of Apple Green Holding, Inc. (formerly called Blue Sun Media, Inc). Mr. Hee was the Finance Director and Non-Independent & Non-Executive Director at NetX Holdings Berhad (known as Global Soft Berhad) from November 2004 to January 2009 and January 2009 to June 2013, respectively. Mr. Hee is a Chartered Accountant of the Malaysian Institute of Accountants (MIA) and a fellow member of Association of Chartered Certified Accountants (FCCA). He has more than 18 years of working experience in both private and public companies. Mr. Hee has also worked as the Group Accountant and Principal Accounting Officer in his career. During the course of his career, Mr. Hee was involved in various industries, including accounting, information technology, manufacturing, trading, property, construction, leisure and entertainment. He has hands-on experience with the due diligence process, IPOs, issuance of warrants, corporate and debt restructuring in different fields and industries especially in accounting and finance. He brings to the board of directors deep finance, audit and business experience.

Shum, Albert, age 59, joined us as an Independent Director of the Company on March 14, 2016. Mr. Shum is a certified Project Management Practitioner with over 30 years of experience in leading projects and people, implementing and overseeing technology programs, and administering all facets of technology initiatives. Mr. Shum has served as the Global Head of IT (ADM) in the Intertrust Group since May 2010, where he was responsible for leading the delivery of core information technology services through a global team to business units across more than twenty jurisdictions. Mr. Shum was fully accountable for the implementation of professional and effective solutions to ensure that the underlying functions, coupled with effective internal controls and worked together with the business to achieve its overall strategy across all locations. Prior to that time, Mr. Shum served as the Chief Information Officer in the South China Morning Post Group from January 2007 to March 2010 and the Regional CIO for Schindler Group from October 2000 to December 2006. Mr. Shum earned a Bachelor of Business Administration from Pacific States University, USA, a Diploma in Computer Science from the Computer Learning Institute, USA and had attended program for Executive Development at IMD business school in Lausanne, Switzerland. Mr. Shum brings to the board of directors his wide experience in internal controls and information technology.

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

As a Nasdaq listed company, we comply with the NASDAQ Listing Rules with respect to certain corporate governance matters. As a smaller reporting company, under the NASDAQ rules we are required to maintain a board of directors comprised of a majority of independent directors, and an audit committee of at least three members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934.

Director Independence

The board of directors has reviewed the independence of our directors, applying the NASDAQ independence standards. Based on this review, the board of directors determined that each of Chuchottaworn Srirat, Hee Chee Keong, and Shum Albert are independent within the meaning of the NASDAQ rules. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NASDAQ rules that our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

Board Committees

Our board of directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Our board of directors has adopted written charters for each of these committees. Copies of the charters are available on our website. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

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

Audit Committee

Our Audit Committee was established on March 23, 2016 and is currently comprised of three of our independent directors: Mr. Hee Chee Keong (Chairman), Mr. Shum Albert and Ms. Chuchottaworn Srirat. Mr. Hee Chee Keong qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

According to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of NASDAQ, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). The Company’s website contains a copy of the Audit Committee Charter. The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

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

Our Compensation Committee was established on March 17, 2017 and currently consists of Mr. Hee Chee Keong and Mr. Shum Albert. Mr. Hee Chee Keong serves as chairman of the Compensation Committee.

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

Our Corporate Governance and Nominating Committee was established on March 17, 2017 and currently consists of Mr. Shum Albert and Mr. Hee Chee Keong. Mr. Shum Albert serves as chairman of the Corporate Governance and Nominating Committee.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation paid during the year ended December 31, 2018 and 2017 to our principal executive officer and principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary ($)	Other Compensation ($)	Total ($)

Lee Chong Kuang	2018	156,000	24,000	180,000
Chief Executive Officer and President	2017	156,000	24,000	180,000

Loke Che Chan Gilbert	2018	156,000	24,000	180,000
Chief Financial Officer, Treasurer and Secretary	2017	156,000	24,000	180,000

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

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

During our fiscal years ended December 31, 2018 and 2017, we provided $500 per month as compensation to our independent directors, including Mr. Hee Chee Keong, Mr. Shum Albert, Mr. Chin Kiew Kwong (up to November 30, 2018) and Ms. Chuchottaworn Srirat (start from December 1, 2018), who are also the members of the audit committee.

We currently have no plan for compensating our executive directors for their services in their capacity as directors, although we may elect to issue stock options or provide cash compensation to such persons from time to time in the future. However, we are compensating the independent directors who serve on the board. These independent directors are entitled to the reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 2, 2019, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock or series a common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

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

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned(2)

Officers and Directors

Lee Chong Kuang(3) President, Chief Executive Officer and Director	17,655,467	32.26%

Loke Che Chan Gilbert Chief Financial Officer and Director	17,655,467	32.26%

Greenpro Talents Ltd	5,024,469	9.18%

Chuchottaworn Srirat Independent Director	1,221,500	2.23%

Hee Chee Keong Independent Director	-	-

Shum Albert Independent Director	-	-

Chin Kiew Kwong Independent Director (resigned on November 30, 2018)	-	-

How Kok Choong Independent Director (resigned on November 30, 2018)	55,400	0.10%

All officers and directors as a group (7 persons named above)	36,587,834	66.85%

(1)	Except as otherwise set forth below, the address of each beneficial owner is Room 1701-1703, 17/F., The Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong.

(2)	Based on 54,723,889 shares of common stock outstanding as of April 2, 2019, together with securities exercisable or convertible into shares of common stock within 60 days of April 2, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 2, 2019, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents 17,655,467 shares held directly by Mr. Lee Chong Kuang and 1,661,150 shares held by his spouse Yap Pei Ling.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

Except as set forth below, we have not been a party to any transaction since January 1, 2017, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or related party transactions are approved or ratified by the Audit Committee.

Transactions with certain companies which Greenpro Venture Capital Limited owns certain percentage of their company shares and companies that we have determined that we can significantly influence based on our common business relationships.

Related party transactions amounted to $420,730 in service income for the year ended December 31, 2018 and $329,645 in service revenue and rental revenue for the year ended December 31, 2017.

Our related parties are mainly those companies in which Greenpro Venture Capital Limited or Greenpro Resources Limited owns a certain percentage of the shares of such companies, or those companies that the Company can exercise significant influence over them in making financial and operating policy decisions. Some of the related parties are either controlled by or under common control of Mr. Loke Che Chan, Gilbert or Mr. Lee Chong Kuang, the director of the Company and the other entity. One of the related parties is controlled by Ms. Chen Yanhong, the director of one of our subsidiaries. All of these related party transactions are generally transacted at an arm’s-length basis at the current market value in the normal course of business.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2018 and 2017. In late 2017, we engaged Weinberg & Company P.A. (“Weinberg”) as its principal accountant. The accounting fees and services charged by Weinberg for 2018 and 2017 are shown in the following table.

Weinberg & Company P.A.

ACCOUNTING FEES AND SERVICES	2018	2017

Audit fees	$130,000	$160,000
Audit-related fees	-	-
Tax fees	$-	$-
All other fees	-	-

Total	$130,000	$160,000

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

The policies and procedures contained in the Audit Committee Charter provide that the Committee must pre-approve the audit services, audit-related services and non-audit services provided by the independent auditor and the provision for such services by Weinberg were compatible with the maintenance of the firm’s independence in the conduct of its audits.

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Greenpro Capital Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (2)
4.1	Form of common stock certificate (2)
10.1	Letter of offer of Malaysia Office- One City D-07-06 (3)
10.2	Letter of offer of Malaysia Office- One City D-07-07 (3)
10.3	Exclusive Business Cooperation Agreement, dated June 13, 2016, by and between Greenpro Holding Limited and Greenpro Synergy Network Limited (4)
10.4	Loan Agreement, dated June 13, 2016, by and among Greenpro Holding Limited and Loke Che Chan, Gilbert, Lee Chong Kuang (4)
10.5	Share Pledge Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan, Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.6	Power of Attorney of Loke Che Chan Gilbert dated June 13, 2016 (4)
10.7	Power of Attorney of Lee Chong Kuang dated June 13, 2016 (4)
10.8	Exclusive Option Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan, Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.9	Sale and Purchase Agreement, dated as of April 25, 2017, between Greenpro Capital Corp. and Mr. Yiu Yau Wing and Mr. Chui Sang Derek (5)
10.10	Asset Purchase Agreement, dated as of April 27, 2017, between Greenpro Resources Limited and Gushen Credit Limited (6)
10.11	Employment Contract dated July 28, 2017, by and between the Company and Loke Che Chan, Gilbert (7)
10.12	Employment Contract dated July 28, 2017, by and between the Company and Lee Chong Kuang (7)
10.13	Independent Director Agreement, dated October 18, 2015, by and between the Company and Chuchottaworn Srirat (7)
10.14	Independent Director Agreement, dated March 14, 2016, by and between the Company and Shum Albert (7)
10.15	Independent Director Agreement, dated March 14, 2016, by and between the Company and Hee Chee Keong (7)
10.16	Placement Agency Agreement, dated May 31, 2018 (11)
10.17	Subscription Agreement and Supplemental Agreement dated as of July 18, 2018 (12)

10.18	Form of Loan Agreement dated July 17, 2018 between the Company and Shenzhen Rong Jin Jia Cheng Investment Limited (13)
14.1	Code of Ethics (8)
21.1	List of Subsidiaries *
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*
32.1	Section 1350 Certification of principal executive officer*
32.2	Section 1350 Certification of principal financial officer and principal accounting officer*
99.1	Charter of the Audit Committee (3)
99.2	Audit Committee Pre-Approval Procedures (3)
99.3	Charter of the Compensation Committee (8)
99.4	Charter of the Corporate Governance and Nominating Committee (10)

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

(11) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2018.

(12) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2018.

(13) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2018.

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

Signatures	Title	Date

/s/ Lee Chong Kuang	Chairman, President and Chief Executive Officer	April 2, 2019
Lee Chong Kuang	(Principal Executive Officer)

/s/ Loke Che Chan, Gilbert	Chief Financial Officer	April 2, 2019
Loke Che Chan, Gilbert	(Principal Financial and Accounting Officer)

/s/ Chuchottaworn Srirat	Director	April 2, 2019
Chuchottaworn Srirat

/s/ Hee Chee Keong	Director	April 2, 2019
Hee Chee Keong

/s/ Shum Albert	Director	April 2, 2019
Shum Albert

GREENPRO CAPITAL CORP. Consolidated Financial Statements For The Years Ended December 31, 2018 And 2017 (With Report of Independent Registered Public Accounting Firm Thereon)

GREENPRO CAPITAL CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Greenpro Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenpro Capital Corporation (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2018 the Company incurred a net loss and utilized cash flows in operations, and at December 31, 2018 had a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2017.

Weinberg & Company, P.A.

Los Angeles, California

April 2, 2019

GREENPRO CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018, AND 2017

(Expressed in U.S. Dollars)

	December 31, 2018	December 31, 2017

ASSETS
Current assets
Cash and cash equivalents (including $145,385 of restricted cash at December 31, 2018)	$2,172,048	$1,162,394
Accounts receivable, net	188,054	345,734
Prepaids and other current assets (including due from related parties of $95,794 and $1,761 as of December 31, 2018 and 2017, respectively)	397,427	270,760
Deferred costs of revenue (including $184,000 and $0 to related parties as of December 31, 2018 and 2017, respectively)	418,668	74,990
Total current assets	3,176,197	1,853,878

Property and equipment, net	2,998,513	3,266,829
Real Estate investments:
Real estate held for sale	2,530,183	3,430,641
Real estate held for investment, net	818,465	868,984
Intangible assets, net	57,142	251,655
Goodwill	319,726	1,211,863
Other investments (includes investment in related party of $51,613 as of December 31, 2018 and 2017, respectively)	163,728	130,457
TOTAL ASSETS	$10,063,954	$11,014,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$575,594	$768,994
Current portion of loans secured by real estate	147,416	928,147
Due to related parties	862,532	1,813,930
Income tax payable	73,595	68,008
Deferred revenue	1,816,358	345,000
Derivative liabilities	241,923	-
Total current liabilities	3,717,418	3,924,079

Long term portion of loans secured by real estate	1,617,106	1,842,840
Total liabilities	5,334,524	5,766,919

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 54,715,287 and 53,233,960 shares issued and outstanding, respectively	5,472	5,323
Additional paid in capital	16,376,192	8,465,294
Accumulated other comprehensive loss	(66,277)	(40,199)
Accumulated deficit	(11,816,080)	(3,266,313)
Total Greenpro Capital Corp. common stockholders’ equity	4,499,307	5,164,105
Noncontrolling interests in consolidated subsidiaries	230,123	83,283

Total stockholders’ equity	4,729,430	5,247,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,063,954	$11,014,307

See accompanying notes

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in U.S. Dollars)

	Year ended December 31,
	2018	2017

REVENUES:
Service revenue (including $420,730 and $281,962 of service revenue from related parties, respectively)	$2,680,748	$3,313,819
Sale of properties	1,368,220	423,871
Rental revenue (including $0 and 47,683 of rental revenue from related parties, respectively)	164,392	178,682
Total revenues	4,213,360	3,916,372

OPERATING COSTS AND EXPENSES:
Cost of service revenue (including $66,000 and $0 cost of service to related parties, respectively)	998,783	1,071,910
Cost of properties sold	1,019,790	347,479
Cost of rental revenue	62,611	68,412
General and administrative	4,286,753	3,350,896
Impairment of goodwill and intangible assets	997,137	1,898,721
Impairment of notes receivable-related party	77,088	-
Impairment of other investments (including $250,000 of related party investments)	990,197	-

Total operating costs and expenses	8,432,359	6,737,418

LOSS FROM OPERATIONS	(4,218,999)	(2,821,046)

OTHER INCOME (EXPENSE)
Gain on sale of equity method investments (including $15,000 of gain from related parties)	315,645	-
Change in fair value of derivative liabilities	266,666	-
Fair value of common stock issued in connection with financing transaction	(4,640,000)	-
Other income	56,211	22,901
Loss on other investments	(4,116)	(196,082)
Interest income	60,022	-
Interest expense	(144,356)	(54,310)

LOSS BEFORE INCOME TAX	(8,308,927)	(3,048,537)
Income tax expense	(16,236)	(68,372)
NET LOSS	(8,325,163)	(3,116,909)
Net (income) loss attributable to noncontrolling interest	(224,604)	832,350

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	(8,549,767)	(2,284,559)
Other comprehensive loss:
- Foreign currency translation loss	(26,078)	71,619
COMPREHENSIVE LOSS	$(8,575,845)	$(2,212,940)

PER SHARE, BASIC AND DILUTED	$(0.15)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	53,981,607	53,060,323

See accompanying notes

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in U.S. Dollars)

	Common Stock		Additional	Accumulated Other		Non-
	Number of shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2016, as restated	52,387,759	$5,239	$6,628,901	$(111,818)	$(981,754)	$319,143	$5,859,711
Shares issued for cash	505,556	50	984,814	-	-	-	984,864
Share issued for acquisition	340,645	34	851,579	-	-	-	851,613
Noncontrolling interest related to acquisition	-	-	-	-	-	567,742	567,742
Acquisition of common controlled company	-	-	-	-	-	28,748	28,748
Foreign currency translation, as restated	-	-	-	71,619	-	-	71,619
Net Income (loss) for the period, as restated	-	-	-	-	(2,284,559)	(832,350)	(3,116,909)
Balance as of December 31, 2017,	53,233,960	5,323	8,465,294	(40,199)	(3,266,313)	83,283	5,247,388
Common stock sold in public offering, net of offering costs of $956,238	535,559	54	2,257,062	-	-	-	2,257,116
Common stock sold in private placement, net of offering costs of $102,000	906,666	91	697,909	-	-	-	698,000
Fair value of common stock issued in connection with financing transaction	-	-	4,640,000	-	-	-	4,640,000
Common stock issued for acquisition of equity method investee	39,102	4	293,261	-	-	-	293,265
Disposal of noncontrolling interest	-	-	-	-	-	(26,254)	(26,254)
Acquisition of noncontrolling interest	-	-	22,666	-	-	(51,510)	(28,844)
Foreign currency translation	-	-	-	(26,078)	-	-	(26,078)
Net loss for the period	-	-	-	-	(8,549,767)	224,604	(8,325,163)
Balance as of December 31, 2018	54,715,287	$5,472	$16,376,192	$(66,277)	$(11,816,080)	$230,123	$4,729,430

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in U.S. Dollars)

	Year ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(8,325,163)	$(3,116,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233,940	188,487
Impairment of goodwill and intangible assets	997,137	1,898,721
Impairment of note receivable	77,088	-
Impairment of other investments	990,197	-
Fair value of common stock issued in connection with financing transaction	4,640,000	-
Gain on sale of real estate held for sale	(348,429)	(76,392)
Provision for bad debts	3,583	21,381
Write off of other receivables (includes write off of related party receivable of $28,340 as of December 31, 2017)	-	121,906
Increase in cash surrender value on life insurance	(35,013)	(19,285)
Loss on other investments	4,116	196,082
Loss on disposal of subsidiaries	39,382	-
Change in fair value of financial instruments	(266,666)	-
Changes in operating assets and liabilities:
Accounts receivable, net	154,100	(180,281)
Prepaids and other current assets	(126,667)	(76,146)
Deferred costs of revenue	(344,414)	217
Accounts payable and accrued liabilities	(193,399)	419,676
Income tax payable	5,006	49,832
Deferred revenue	1,493,781	130,000
Net cash used in operating activities	(1,001,421)	(442,711)

Cash flows from investing activities:
Purchase of property and equipment	(12,665)	(3,152,539)
Purchase of intangible assets	(1,068)	(1,058)
Proceeds from real estate held for sale	1,248,887	393,483
Purchase of other investments	(696,932)	(199,109)
Cash acquired on acquisition of business	-	145,354
Loan to a related party	(300,000)	-
Payments received on loan to related party	222,912	-
Net cash provided by (used in) investing activities	461,134	(2,813,869)

Cash flows from financing activities:
Proceeds from shares issued for cash, net	3,463,705	984,864
Proceeds from loans secured by real estate	-	2,368,085
Principal payments of loans secured by real estate	(794,890)	(272,034)
Advances (to) from related parties	(1,072,327)	286,343
Acquisition of noncontrolling interest	(28,844)	-

Net cash provided by financing activities	1,567,644	3,367,258

Effect of exchange rate changes in cash and cash equivalents	(17,703)	30,365
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,009,654	141,043
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	1,162,394	1,021,351

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$2,172,048	$1,162,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$29,483	$7,417
Cash paid for interest	$147,071	$69,337

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of lease deposit in settlement of accounts receivable	$-	$105,000
Fair value of warrants recorded as derivative liabilities included in offering costs	$508,589	$-
Shares issued for acquisition of equity method investee business	$293,265	$851,613

See accompanying notes

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in U.S. Dollars)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Greenpro Capital Corp. (the “Company” or “GRNQ”) was incorporated on July 19, 2013 in the state of Nevada. On May 6, 2015, the Company changed its name to Greenpro Capital Corp. The Company currently provides a wide range of business consulting and corporate advisory services including cross-border listing advisory services, tax planning, advisory and transaction services, record management services, and accounting outsourcing services. As part of our business consulting and corporate advisory business segment, Greenpro Venture Capital Limited provides a business incubator for start-up and high growth companies during their critical growth period and focuses on investments in select start-up and high growth potential companies. In addition to our business consulting and corporate advisory business segment, we operate another business segment that focuses on the acquisition and rental of real estate properties held for investment and the and sale of real estate properties held for sale. Our focus is on companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand, and Singapore.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2018, the Company incurred a net loss of $8,325,163 and used cash in operating activities of $1,001,421 and at December 31, 2018, the Company had a working capital deficiency of $541,221. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries which the Company controls and entities for which the Company is the primary beneficiary. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s consolidated financial statements are expressed in U.S. Dollars. All inter-company accounts and transactions have been eliminated in consolidation.

At December 31, 2018, the consolidated financial statements include the accounts of majority-owned subsidiaries made up of the Company’s ownership of 80% of Greenpro International Limited, 60% of Forward Win International Limited (“Forward Win”) and Yabez (Hong Kong) Company Limited (“Yabez”), and 51% of Greenpro Capital Village Sdn Bhd (“Greenpro Capital Village”). At December 31, 2017, the consolidated financial statements include the accounts of majority-owned subsidiaries made up of the Company’s ownership of 60% of Forward Win, Yabez, Greenpro Wealthon Sdn Bhd, Billion Sino Holdings Limited, and Parich Wealth Management Limited (Hong Kong), and 51% of Greenpro Capital Village and Greenpro Family Office Limited.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, the allowance for doubtful accounts receivable, impairment analysis of real estate assets, investments, notes receivable, and other long-term assets including goodwill, valuation allowance on deferred income taxes, and the accrual of potential liabilities. Actual results may differ from these estimates.

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

At December 31, 2018 and 2017, cash included funds held by employees of $5,663 and $32,673, respectively and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms which the Company had not set up corporate accounts for (WeChat Pay and Alipay).

	December 31, 2018	December 31, 2017
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$764,839	$283,674
Denominated in Hong Kong Dollars	944,872	568,008
Denominated in Chinese Renminbi	409,908	239,502
Denominated in Malaysian Ringgit	52,429	71,210
Cash, cash equivalents, and restricted cash	$2,172,048	$1,162,394

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Categories	Expected useful life	Residual value
Office leasehold	26 years	-
Furniture and fixtures	3 - 10 years	5%
Office equipment	3 - 10 years	5% - 10%
Leasehold improvement	Over the shorter of estimated useful life or term of lease	-

Office leasehold represents three adjoining office units used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a land lease with a term of 26 years and is being amortized over the remaining lease term. Expenditures for maintenance and repairs are expensed as incurred.

Depreciation and amortization expense, classified as operating expenses, was $143,359 and $21,992 for the years ended December 31, 2018 and 2017, respectively.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2018 and 2017, the Company determined there were no indicators of impairment of its property and equipment.

Real estate held for sale

Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. The cost of real estate held for sale includes the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Project wide costs such as land and building acquisition and certain development costs are allocated to the specific units based upon their relative fair value before construction. We continue to actively market all properties that are designated as held for sale. Real estate held for sale is not depreciated.

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed (none as of December 31, 2018), and projected margin on future unit sales. The Company pays particular attention to discern if the real estate held for sale is moving at a slower than expected pace or where margins are trending downward. For the years ended December 31, 2018 and 2017, the Company determined there were no indicators of impairment of its real estate held for sale.

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

Depreciation and amortization expense, classified as cost of rental, was $32,917 and $30,570 for the years ended December 31, 2018 and 2017, respectively.

Management assesses the carrying value of real estate held for investment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2018 and 2017, the Company determined there were no indicators of impairment of its real estate held for investment.

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented customer lists and order backlogs acquired in business combinations and certain trademarks registered in Hong Kong, the PRC, and Malaysia. Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from five to ten years. Amortization expense for the years ended December 31, 2018 and 2017 were $90,581 and $135,925, respectively.

The Company follows ASC 360 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the years ended December 31, 2018 and 2017, the Company recorded impairments of intangible assets of $105,000 and $164,337 respectively (see Note 7).

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform its annual impairment testing for its reporting units on December 31, of each fiscal year. For the years ended December 31, 2018 and 2017, the Company recorded impairments of goodwill of $892,137 and $1,734,384, respectively (See Note 7).

Impairment of long-lived assets

Long-lived assets primarily include real estate held for investment, property and equipment and intangible assets. In accordance with the provision of ASC 360, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As at December 31, 2018, the Company determined there were no indicators of impairment of its real estate held for investment and its property and equipment.

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income consists of cumulative foreign currency translation adjustments.

Revenue recognition

Prior to January 1, 2018, the Company recognized its revenue in accordance with Accounting Standards Codification (ASC) 605 Revenue Recognition, upon the delivery of its services or products when: (1) delivery had occurred or services rendered; (2) persuasive evidence of an arrangement existed; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable was probable.

Effective January 1, 2018, the Company adopted the guidance of ASC 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The adoption of ASC 606 had no effect on previously reported balances.

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

The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a client contract. The adoption of ASC 606 had no impact on the Company’s consolidated financial statements.

Revenue from the sale of real estate properties

Generally, the Company’s sales of its real estate properties are considered a sale of a nonfinancial asset. The Company derecognizes the asset and recognizes a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. During the years ended December 31, 2018, the Company recognized revenue from the sale of eight units of its real estate property held for sale. During the years ended December 31, 2017, the Company recognized revenue from the sale of three units of its real estate property held for sale.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Year ended December 31,
	2018	2017
Revenue by service lines:
Corporate advisory – Non-Listing services	$2,680,748	$2,743,819
Corporate advisory – Listing services	-	570,000
Sales of real estate held for sale	1,368,220	423,871
Rental of real estate properties	164,392	178,682
Total revenue	$4,213,360	$3,916,372

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Year ended December 31,
	2018	2017
Revenue by geographic area:
Hong Kong	$3,271,745	$2,705,182
Malaysia	661,008	604,112
China	280,607	607,078
Total revenue	$4,213,360	$3,916,372

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

Deferred revenue and deferred costs of revenue at December 31, 2018 and 2017 are classified as current assets or current liabilities and totaled:

	As of December 31, 2018	As of December 31, 2017
Deferred revenue	$1,816,358	$345,000
Deferred costs of revenue	$418,668	$74,990

Accounts Receivable

Accounts receivable as presented in the consolidated balance sheets are related to the Company’s contracts and are recorded when the right to consideration becomes unconditional at the amount management expects to collect. Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts, do not bear interest, and payments are generally due within thirty to forty-five days of invoicing. The carrying value of accounts receivable approximates their fair value. The Company maintains an allowance for doubtful accounts receivable. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

	As of December 31, 2018	As of December 31, 2017
Accounts receivable, gross	$267,856	$421,913
Less: Allowance for doubtful accounts	(79,802)	(76,179)
Accounts receivable, net	$188,054	$345,734

Investments

Through December 31, 2017, the Company used either the equity method or the cost method of accounting. The Company used the equity method for unconsolidated equity investments in which the Company was considered to have significant influence over the operations of the investee. The Company used the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there was an other-than-temporary decline in value or dividends are received. If the decline was determined to be other-than-temporary, the Company wrote down the cost basis of the investment to a new cost basis that represents realizable value.

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Among other things, this new guidance requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. As such, the Company measures its equity investments at their fair value at the end of each reporting period, unless there is no readily determinable fair value. Equity investments without readily determinable fair values are accounted for at cost and assessed for impairment at each reporting period.

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

The Company conducts major businesses in Hong Kong, Malaysia, China and Australia, and is subject to tax in these jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Income (loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of stock options, shares from the issuance of stock warrants, shares issued from the conversion of redeemable convertible preferred stock and shares issued for the conversion of convertible debt. At December 31, 2018, there were 53,556 potentially dilutive shares outstanding but have been excluded from calculation of weighted average shares as effect would have been anti-dilutive. There were no such shares outstanding at December 31, 2017,

Foreign currencies translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and records in their respective local currency, which consists of the Malaysian Ringgit (“MYR”), Renminbi (“RMB”), Hong Kong Dollars (“HK$”) and Australian Dollars (“AU$”), which is also the respective functional currency of subsidiaries.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the years ended December 31,
	2018	2017
Period-end MYR : US$1 exchange rate	4.13	4.05
Period-average MYR : US$1 exchange rate	4.04	4.28
Period-end RMB : US$1 exchange rate	6.88	6.51
Period-average RMB : US$1 exchange rate	6.63	6.74
Period-end / average HK$ : US$1 exchange rate	7.75	7.75
Period-end AU$ : US$1 exchange rate	1.42	-
Period-average AU$: US$1 exchange rate	1.34	-

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

Fair value of financial instruments

The Company follows the guidance of the ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of December 31, 2018, the Company’s balance sheet included the fair value of derivative liabilities of $241,923 which were based on Level 2 measurements.

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, deferred revenue, and due to related parties, approximate their fair values because of the short-term nature of these financial instruments.

Concentrations of risks

For the year ended December 31, 2018, no customer accounted for 10% or more of the service revenue or accounts receivable at year-end.

For the year ended December 31, 2017, no customer accounted for 10% or more of the service revenue or accounts receivable at year-end

For the years ended December 31, 2018 and 2017, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at year-end.

Exchange rate risk

The reporting currency of the Company is US$ but the major revenues and costs are denominated in MYR and RMB and a significant portion of the assets and liabilities are denominated in MYR and RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$, MYR and RMB. If MYR and RMB depreciate against US$, the values of MYR and RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose it to substantial market risk.

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

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company is in the process of evaluating the impact of Topic 842 on the Company’s financial statements and disclosures, though the adoption is expected to result in an increase in the assets and liabilities reflected on the Company’s balance sheets.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The new guidance amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. ASU No. 2016-13 has an effective date of the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating ASU No. 2016-13 and assessing the impact, if any, it may have to the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – NOTES RECEIVABLE

On June 16, 2018, the Company entered into a loan agreement with Leader Financial Asset Management Ltd. (“Leader Financial”) and loaned Leader Financial $300,000. The loan is unsecured, bears interest at 6% per annum, and is due on June 15, 2020. The Managing Director of Leader Financial is a consultant to the Company, and is also a director of Aquarius Protection Fund, a shareholder in the Company. Leader Financial is also the investment manager of Aquarius Protection Fund. During the year ended December 31, 2018 the loan of $300,000 was offset by payments of $222,912 made to the Company from other companies controlled by the Managing Director of Leader Financial. In December 2018, the Company completed an impairment analysis and determined that the balance of the loan was impaired and recorded an impairment of $77,088.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

	As of	As of
	December 31, 2018	December 31, 2017

Office leasehold	$3,021,884	$3,194,858
Furniture and fixtures	56,025	46,890
Office equipment	47,751	43,076
Leasehold improvement	70,344	41,340
	3,196,004	3,326,164
Less: Accumulated depreciation and amortization	(197,491)	(59,335)
Total	$2,998,513	$3,266,829

Office leasehold represents three adjoining office units used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a 50 years land lease with a remaining term of 26 years and is being amortized over the remaining lease term. Depreciation and amortization expense, classified as operating expenses, were $143,359 and $21,992 for the years ended December 31, 2018 and 2017, respectively.

At December 31, 2018, the Company’s office leasehold was pledged to banks as security collateral for loans of $1,177,617 (see Note 10).

NOTE 4 - REAL ESTATE HELD FOR SALE

At December 31, 2018 and 2017, real estate held for sale was valued $2,530,183 and $3,430,641, respectively. Real estate held for sale represents multiple units in a building located in Hong Kong. During the year ended December 31, 2018, the Company sold eight units for $1,368,220, with related costs of units of $900,458 and other costs of sale of $119,333. During the year ended December 31, 2017, the Company sold three units for $423,871, with related costs of units of $316,336 and other costs of sale of $31,143. The property was developed for resale on a unit by unit basis and is stated at the lower of cost or estimated fair value, less estimated costs to sell. Real estate held for sale represents properties for which a committed plan to sell exists and an active program to market such properties has been initiated. Real estate held for sale is stated at cost less costs to sell unless the inventory is determined to be impaired in which case the impaired inventory is written down to fair value.

NOTE 5 - REAL ESTATE HELD FOR INVESTMENT

	As of	As of
	December 31, 2018	December 31, 2017

Office leasehold	$831,414	$851,120
Furniture and fixtures	55,094	57,814
Office equipment	15,696	15,378
Leasehold improvement	75,529	75,210
	977,733	999,522
Less: Accumulated depreciation and amortization	(159,268)	(130,538)
Total	$818,465	$868,984

Real estate held for investment represents three office units located in two commercial buildings in Kuala Lumpur, Malaysia. Two adjoining offices in one building are used or rented by the Company, and one office in another building is rented. Depreciation and amortization expense, classified as cost of rental, was $32,917 and $30,570 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, the Company’s real estate held for investment was pledged to banks as security collateral for loans of $586,905 (see Note 10).

NOTE 6 – OTHER INVESTMENTS

	As of	As of
	December 31, 2018	December 31, 2017

(A) Investment in Greenpro Trust Limited (related party)	$51,613	$51,613
Other	1,758	3,500
Cash surrender value of life insurance, net of policy loan	110,357	75,344
(B) Investments in unconsolidated investments in KSP and Acorn	-	-
(C) Investment deposit	-	-
Total	$163,728	$130,457

(A)	At December 31, 2018 and 2017, the Company had an investment in Greenpro Trust Limited of $51,613, which is approximately 11% of the equity interest of Greenpro Trust Limited and is recorded at cost, which approximates fair value. Greenpro Trust Limited is a company incorporated in Hong Kong and Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert are common directors of Greenpro Trust Limited and the Company.

(B)

During 2018, the Company invested $250,000 in Acorn Group Holdings Limited (“Acorn”) which approximates a 2% equity interest of Acorn. Acorn is a company incorporated in the Cayman Islands that provides pension and administrative services. It was determined that the Company can significantly influence Acorn based on common business relationships.

During 2018, the Company acquired 49% shareholding of Greenpro KSP Holding Group Company Limited (“KSP”) in exchange for $363,930, made up of $75,000 in cash and 38,524 shares of the Company’s common stock valued at $288,930. The Company also issued 578 shares of the Company’s common stock valued at $7.50 per share, or a total of $4,335, as a commission that was also capitalized as cost of investment in KSP. KSP provides accounting, auditing and consulting services in Thailand. The Company accounted for its investment in KSPH under the equity method of accounting.

At December 31, 2018, the Company determined that its investments in Acorn and KSP were impaired and recorded an impairment of unconsolidated investments of $618,265.

(C)

During 2018, the Company made a deposit on a potential real estate acquisition that was subsequently cancelled. As of December 31, 2018, the deposit was not returned, and the Company determined that the deposit was impaired and recorded an impairment of the deposit of $371,932.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets

	As of	As of
	December 31, 2018	December 31, 2017

Trademarks	$7,254	$6,186
Customer Lists and order backlog	344,500	449,500
	351,754	455,686
Less: Accumulated amortization	(294,612)	(204,031)
Total	$57,142	$251,655

Amortization expense for the years ended December 31, 2018 and 2017 were $90,581 and $135,925, respectively.

Intangible assets at December 31, 2018 related to $344,500 of customer lists acquired in 2015 from Ace Corporation Services (“Ace”) (“Ace” renamed to Falcon Corporate Services Limited on August 26, 2016) and $105,000 of customer lists acquired in 2015 from Falcon Corporate Services and Shenzhen Falcon Financial Consulting (collectively, “Falcon”).

At December 31, 2018, the Company’s management determined that an impairment indicator was present for the customer list acquired from Falcon. Based on management’s impairment analysis, it was determined that the customer lists of Falcon of $105,000 were impaired, and an impairment charge was $105,000 was recorded. At December 31, 2017, customer lists of $96,250 acquired from Yabez (Hong Kong) (“Yabez”) in 2015 and order backlog of $68,087 acquired from Billion Sino Holdings Limited (“Billion Sino”) in 2017 were determined to be impaired and resulted in an impairment charge of $164,337 being recorded.

Amortization for each year following December 31, 2018 are as follows:

Year ending December 31:
2019	$30,625
2020	23,150
2021	3,367

Total	$57,142

Goodwill

Goodwill at December 31, 2018 related to $319,726 of goodwill recorded in 2015 for the acquisition of Ace and $892,137 of goodwill recorded in 2015 for the acquisition of Falcon.

Goodwill is not amortized but tested for impairment annually. At December 31, 2018, the Company’s management conducted the annual impairment test and concluded that the estimated fair value of Falcon was below its carrying value, and an impairment charge of $892,137 to goodwill was recorded. The estimated fair value was determined using a discounted cash flow methodology. At December 31, 2017, an impairment of goodwill of $1,299,518 was recorded related to the Company’s acquisition of Billion Sino in 2017, and an impairment of $434,866 was recorded related to the Company’s acquisition of Yabez in 2015.

NOTE 8 - DERIVATIVE LIABILITIES

On June 12, 2018, warrants exercisable into 53,556 shares of the Company’s common stock were issued as placement agent fees related to the Company’s sale of common stock (See Note 11). The strike price of warrants issued by the Company is denominated in US dollars, a currency other than the Company’s functional currencies, the HK$, RMB, and MYR. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	December 31, 2018	June 12, 2018
	(Unaudited)	(issuance)
Risk-free interest rate	$3.0%	$2.9%
Expected volatility	201%	165%
Expected life (in years)	4.4 years	5 years
Expected dividend yield	0.00%	0.00%
Fair Value of warrants	$241,923	$508,589

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

NOTE 9 - DUE TO RELATED PARTIES

	As of	As of
	December 31, 2018	December 31, 2017

Due to noncontrolling interests	$822,194	$1,617,241
Due to shareholders	35,937	3,993
Due to directors	2,667	85,212
Due to related companies	1,734	107,484
Total	$862,532	$1,813,930

At December 31, 2018 and December 31, 2017, $822,194 and $1,441,548, were due respectively to the noncontrolling interest in Forward Win. The amounts are unsecured, bears no interest, is payable upon demand, and related to the initial acquisition of the Company’s real estate held for sale property. At December 31, 2017, $175,693 was due to the noncontrolling interest in Billion Sino, was unsecured, bears no interest, and was payable upon demand.

Due to shareholders, directors, and related companies represents expenses paid by the related companies or shareholder or director to third parties on behalf of the Company, are non-interest bearing, and are due on demand.

NOTE 10 – LOANS SECURED BY REAL ESTATE

	As of	As of
	December 31, 2018	December 31, 2017

(A) Standard Chartered Saadiq Berhad, Malaysia	$347,461	$363,974

(B) United Overseas Bank (Malaysia) Berhad	239,444	249,459

(C) Bank of China Limited, Shenzhen, PRC	1,177,617	1,383,360

(D) Loan from non-banking lender, Hong Kong	-	774,194

	1,764,522	2,770,987
Less: current portion	(147,416)	(928,147)
Loans secured by real estate, net of current portion	$1,617,106	$1,842,840

(A)	In May 2013, the Company obtained a loan in the principal amount of MYR1,629,744 (approximately $495,170) from Standard Chartered Saadiq Berhad, a financial institution in Malaysia to finance the acquisition of leasehold office units at Skypark One City, Selangor in Kuala Lumpur, Malaysia which bears interest at the base lending rate less 2.1% per annum (6.7% at December 31, 2018 and 2017) with 300 monthly installments of MYR9,287 (approximately $2,840) each and will mature in May 2038. The mortgage loan is secured by (i) the first legal charge over the property, (ii) personally guaranteed by Mr. Lee Chong Kuang and Mr. Loke Che Chan Gilbert, the directors of the Company, and (iii) guaranteed by a related corporation which is controlled by the directors of the Company.

(B)	In August 2013, the Company, through Mr. Lee Chong Kuang, the director of the Company, obtained a loan in the principal amount of MYR1,074,696 (approximately $326,530) from United Overseas Bank (Malaysia) Berhad, a financial institution in Malaysia to finance the acquisition of a leasehold office unit at Northpoint, Mid Valley City in Kuala Lumpur, Malaysia which bears interest at the base lending rate less 2.2% per annum (6.81% at December 31, 2018 and 2017) with 360 monthly installments of MYR5,382 (approximately $1,645) each and will mature in August 2043. The mortgage loan is secured by the first legal charge over the property.

(C)

In December 2018, the Company obtained a loan in the principal amount of RMB9,000,000 (approximately $1,383,360) from Bank of China Limited, a financial institution in China to finance the acquisition of leasehold office units of approximately 5,000 square feet at the Di Wang Building (Shun Hing Square), Shenzhen, China (the Property). The loan bears interest at a 25% premium above the 5-year-or-above RMB base lending rate per annum (6.125% at December 31, 2018) with 120 monthly installments and will mature in December 2027. The monthly installment will be determined by the sum of (i) a 25% premium above the 5-year-or-above RMB base lending rate per annum on the 20th day of each month for the interest payment and (ii) RMB75,000 (approximately $11,528) for the fixed repayment of principal. The mortgage loan is secured by (i) the first legal charge over the Property, (ii) a restricted-cash fixed time deposit of RMB1,000,000 (approximately $153,707) of the Company, (iii) the accounts receivable of Greenpro Management Consultancy (Shenzhen) Limited, (iv) corporate guaranteed by the Company and by a related company which is controlled by the Loke Che Chan Gilbert, and (v) personally guaranteed by Ms. Chen Yanhong, the legal representative of Greenpro Management Consultancy (Shenzhen) Limited and a shareholder of the Company.

(D)	In September 2017, the Company borrowed HKD8,000,000 (approximately $1,032,258) from Laboratory JaneClare Limited, a non-banking lender located in Hong Kong. The loan is secured by the Company’s real estate held for sale, bore interest at 8.4% per annum, and was repaid in full in September 2018.

Maturities of the loans secured by real estate for each of the five years and thereafter are as follows:

Year ending December 31:
2019	$147,416
2020	148,136
2021	149,043
2022	149,918
2023	150,834
Thereafter	1,019,175

Total	$1,764,522

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

The Company used the proceeds of the offering to make an investment to a private company for $6,000,000. The investment was structured as a note receivable to the private company to be collected in two years. The private company invested the $6,000,000 and purchased 94,350,000 shares of V1 Group common stock from existing V1 Group shareholders.

The Company made these transactions as part of its plans to develop a business to provide company formation and banking services in the PRC.

The Company determined that the economic substance of the two transactions was a capital transaction with the Company issuing 906,666 shares of its common stock for $6,800,000, made up of $800,000 cash and $6,000,000 due from a note receivable to be collected in two years. As the Company cannot determine the collectability of the note receivable, the funds will be recognized as a capital contribution when collected.

The Company determined the fair value of the 906,666 shares issued to V1 Group was $6 per share based on the Company’s contemporaneous public offering price, or $5,440,000. The Company received a net of $800,000 from V1 Group’s investment. The difference of $4,640,000 was recorded as an expense of the transaction.

NOTE 12 - INCOME TAXES

The income (loss) before income taxes of the Company for the years ended December 31, 2018 and 2017 were comprised of the following:

	For the years ended December 31,
	2018	2017
Tax jurisdictions from:
– Local	$(5,062,437)	$(723,141)
– Foreign, representing:
Hong Kong	(745,051)	(2,174,011)
The PRC	(1,499,144)	114,443
Malaysia	(197,878)	(172,593)
Other (primarily nontaxable jurisdictions)	(804,417)	(93,235)

Loss before income taxes	$(8,308,927)	$(3,048,537)

Provision for income taxes consisted of the following:

	For the years ended December 31,
	2018	2017

Current:
– Local	$-	$-
– Foreign:
Hong Kong	51,192	20,286
The PRC	(32,788)	48,086
Malaysia	(2,168)	-
-
Deferred:
– Local	-	-
– Foreign	-	-
	$16,236	$68,372

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of the Company’s blended statutory income tax rate to the Company’s effective tax rate as a percentage of income from continuing operations before taxes:

	For the years ended December 31,
	2018	2017

Statutory blended tax rate	(24)%	(24)%
Goodwill impairment	16%	16%
Increase in valuation allowance	10%	10%
Effective tax rate	2%	2%

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Company (GRNQ) is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2018, the operations in the United States of America incurred $7,017,034 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of approximately $1,473,577 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 16.5% on its assessable income for its tax year. For the year ended December 31, 2018, certain subsidiaries in Hong Kong incurred an aggregate operating loss of $1,270,238 (including impairment of goodwill and intangible assets of $997,137), while other subsidiaries generated aggregate operating income of $473,995. For the year ended December 31, 2017, certain subsidiaries in Hong Kong incurred an aggregate operating loss of $2,323,953, while other subsidiaries generated aggregate operating income of $149,942. As of December 31, 2018, the cumulative operating losses and cumulative operating income for operations in Hong Kong was $1,690,332 and $510,449 respectively. The cumulative operating losses can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $259,946 (including goodwill and intangible assets of $18,958) on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

GMC(SZ), SZ Falcon and GSNSZ are operating in the PRC subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the year ended December 31, 2018, GMC(SZ), SZ Falcon and GSNSZ recorded aggregate operating loss of $1,466,355. For the year ended December 31, 2017, GMC(SZ), SZ Falcon and GSNSZ recorded aggregate operating income of $77,851. As of December 31, 2018, the operations in the PRC had $1,599,441 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2023, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $179,891 (including goodwill and intangible assets of $220,560) on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

GRSB, GCVSB and GWSB are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. For the years ended December 31, 2018 and 2017, GRSB, GCVSB and GWSB incurred an aggregate operating loss of $195,710 and $174,998, respectively, which can be carried forward indefinitely to offset its taxable income. As of December 31, 2018, the operations in Malaysia incurred $598,934 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward indefinitely. The Company has provided for a full valuation allowance against the deferred tax assets of $119,787 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2018 and December 31, 2017:

	As of	As of
	December 31, 2018	December 31, 2017
Deferred tax assets:
Goodwill and intangibles	$239,518	$313,389
Net operating loss carryforwards
– United States of America	1,473,577	398,857
– Hong Kong	259,946	207,197
– The PRC	179,891	40,747
– Malaysia	119,787	80,645
– Australia	335	-
	2,273,054	1,040,835
Less: valuation allowance	(2,273,054)	(1,040,835)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $ 2,273,054 as of December 31, 2018. For the year ended December 31, 2018, the valuation allowance increased by $1,232,219, primarily relating to the impairment of goodwill and intangible assets and loss carryforwards from the various tax regimes.

NOTE 13 - RELATED PARTY TRANSACTIONS

	For the years ended December 31,
	2018	2017
Revenue from related parties is comprised of the following:
Service revenue
- Related party A	$-	$10,065
- Related party B	195,325	271,897
- Related party C	2,189	-
- Related party D	304	-
Total	$197,818	$281,962

Rental revenue
- Related party A	$-	$3,484
- Related party B	-	44,199
Total	$-	$47,683

Cost of service revenue
-Related Party E	$66,000	$-

Related party A and D are under common control of Mr. Loke Che Chan, Gilbert, the Company’s CFO and a major shareholder.

Related party B represents companies where the Company owns a certain percentage of their company shares.

Related party C is controlled by a director of a wholly-owned subsidiary of the Company.

Related party E represents a family member of Mr. Loke Che Chan, Gilbert the Company’s CFO and a major shareholder.

NOTE 14 - SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments that are based on the following business units: service business and real estate business. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. The Company operates two reportable business segments:

●	Service business – provision of corporate advisory and business solution services

●	Real estate business – leasing and trading of commercial real estate properties in Hong Kong and Malaysia

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the year ended December 31, 2018
	Real estate business	Service business	Corporate	Total

Revenues	$1,532,612	$2,680,748	$-	$4,213,360
Cost of revenues	(1,082,401)	(859,033)	(139,750)	(2,081,184)
Depreciation and amortization	-	217,492	16,448	233,940
Net income (loss)	406,614	(3,313,294)	(5,418,483)	(8,325,163)

Total assets	2,631,509	6,317,841	1,114,604	10,063,954
Capital expenditures for long-lived assets	$-	$44,987	$254,210	$299,197

	For the year ended December 31, 2017
	Real estate business	Service business	Corporate	Total

Revenues	$602,553	$3,313,819	$-	$3,916,372
Cost of revenues	(415,891)	(1,071,910)	-	(1,487,801)
Depreciation and amortization	20,091	155,681	12,715	188,487
Net income (loss)	99,181	(2,300,881)	(915,209)	(3,116,909)

Total assets	3,549,950	7,282,745	181,612	11,014,307
Capital expenditures for long-lived assets	$-	$3,109,152	$44,445	$3,153,597

(b) By Geography*

	For the year ended December 31, 2018
	Hong Kong	Malaysia	China	Total

Revenues	$3,271,745	$661,008	$280,607	$4,213,360
Cost of revenues	(1,804,592)	(255,387)	(21,205)	(2,081,184)
Depreciation and amortization	100,668	1,920	131,352	233,940
Net income (loss)	(7,556,343)	(64,770)	(704,050)	(8,325,163)

Total assets	5,577,046	1,111,218	3,375,690	10,063,954
Capital expenditures for long-lived assets	$255,278	$6,396	$37,523	$299,197

	For the year ended December 31, 2017
	Hong Kong	Malaysia	China	Total

Revenues	$2,705,182	$604,112	$607,078	$3,916,372
Cost of revenues	(1,207,775)	(224,963)	(55,063)	(1,487,801)
Depreciation and amortization	89,360	32,184	66,943	188,487
Net income (loss)	(3,191,830)	9,113	65,808)	(3,116,909)

Total assets	5,396,075	1,203,016	4,415,216	11,014,307
Capital expenditures for long-lived assets	$45,503	$12,805	$3,095,289	$3,153,597

*Revenues and costs are attributed to countries based on the location of customers.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary leased an office in Hong Kong under a non-cancellable operating lease that expires in April 2021. In addition, the Company’s subsidiaries lease certain office premises in the PRC under a non-cancellable operating lease that expired in December 2018. The aggregate lease expense for the years ended December 31, 2018 and 2017 were $386,359 and $474,741, respectively.

As of December 31, 2018, the Company has future minimum rental payments for office premises due under non-cancellable operating leases are as follows:

Year ending December 31:
2019	$277,596
2020	260,645
2021	87,742
Thereafter	-

Total	$625,983

NOTE 16 - SUBSEQUENT EVENTS

On January 2, 2019, the Company acquired Sparkle Insurance Brokers Limited (“SIBL) from Mr. Teh Boo Yim and Ms. Teh Jocelyn Nga Man, the former 100% shareholders of SIBL, for total consideration of $193,548, made up of $129,032 in cash and the issuance of 8,602 shares of the Company’s common stock valued at $64,516.

