Form 10-Q
period 2019-03-31
Greenpro Capital Corp.
filed 2019-05-10
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	GRNQ	NASDAQ Capital Market

As of May 10, 2019, there were 54,723,889 shares, par value $0.0001, of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

(In U.S. dollars, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (includes $162,783 and $145,385 of restricted cash as of March 31, 2019 and December 31, 2018, respectively)	$1,452,315	$2,172,048
Accounts receivable, net of allowance of $54,725 and $79,802 as of March 31, 2019 and December 31, 2018, respectively	224,783	188,054
Prepaids and other current assets (includes due from related parties of $94,940 and $95,794 as of March 31, 2019 and December 31, 2018, respectively)	420,977	397,427
Deferred costs of revenue (includes $184,000 due to a related party as of March 31, 2019 and December 31, 2018, respectively)	512,188	418,668
Total current assets	2,610,263	3,176,197

Property and equipment, net	3,036,874	2,998,513
Real Estate investments:
Real estate held for sale	2,530,183	2,530,183
Real estate held for investment, net	818,661	818,465
Intangible assets, net	49,485	57,142
Goodwill	437,537	319,726
Other investments (includes investments in related parties of $53,371 as of March 31, 2019 and December 31, 2018, respectively)	165,034	163,728
Operating lease right-of-use assets, net	528,690	-
TOTAL ASSETS	$10,176,727	$10,063,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$427,485	$575,594
Current portion of loans secured by real estate	150,975	147,416
Due to related parties	862,548	862,532
Operating lease liabilities, current portion	250,716	-
Income tax payable	73,597	73,595
Deferred revenue	2,156,358	1,816,358
Derivative liabilities	101,274	241,923
Total current liabilities	4,022,953	3,717,418

Long term portion of loans secured by real estate	1,612,716	1,617,106
Operating lease liabilities, net of current portion	277,974
Total liabilities	5,913,643	5,334,524

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 54,723,889 and 54,715,287 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	5,473	5,472
Additional paid in capital	16,417,481	16,376,192
Accumulated other comprehensive loss	(12,024)	(66,277)
Accumulated deficit	(12,367,234)	(11,816,080)
Total Greenpro Capital Corp. common stockholders’ equity	4,043,696	4,499,307
Noncontrolling interests in consolidated subsidiaries	219,388	230,123

Total stockholders’ equity	4,263,084	4,729,430

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,176,727	$10,063,954

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2019	2018

REVENUES:
Service revenue (includes $27,896 and $38,210 of service revenue from related parties for the three months ended March 31, 2019 and 2018, respectively)	$433,059	$699,128
Rental revenue	28,989	41,444
Total revenues	462,048	740,572

OPERATING COSTS AND EXPENSES:
Cost of service revenue	(169,092)	(183,563)
Cost of rental revenue	(13,551)	(23,556)
General and administrative	(969,901)	(793,976)

Total operating costs and expenses	(1,152,544)	(1,001,095)

LOSS FROM OPERATIONS	(690,496)	(260,523)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	140,649	-
Gain on sale of equity method investment	-	300,000
Other income	17,939	14,004
Interest expense	(26,555)	(46,229)

(LOSS) INCOME BEFORE INCOME TAX	(558,463)	7,252
Income tax expense	(3,426)	(20,948)
NET LOSS	(561,889)	(13,696)
Net loss attributable to noncontrolling interest	10,735	4,597

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(551,154)	(9,099)
Other comprehensive loss:
- Foreign currency translation income	54,253	86,475
COMPREHENSIVE (LOSS) INCOME	$(496,901)	$77,376

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	54,723,698	53,233,960

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In U.S. dollars, except share data)

(Unaudited)

Three months ended March 31, 2019 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2018	54,715,287	$5,472	$16,376,192	$(66,277)	$(11,816,080)	$230,123	$4,729,430
Fair value of shares issued for acquisition	8,602	1	41,289	-	-	-	41,290
Foreign currency translation	-	-	-	54,253	-	-	54,253
Net loss	-	-	-	-	(551,154)	(10,735)	(561,889)
Balance as of March 31, 2019 (Unaudited)	54,723,889	$5,473	$16,417,481	$(12,024)	$(12,367,234)	$219,388	$4,263,084

Three months ended March 31, 2018 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2017	53,233,960	$5,323	$8,465,294	$(40,199)	$(3,266,313)	$83,283	$5,247,388
Foreign currency translation	-	-	-	86,475	-	-	86,475
Net loss	-	-	-	-	(9,099)	(4,597)	(13,696)
Balance as of March 31, 2018 (Unaudited)	53,233,960	$5,323	$8,465,294	$46,276	$(3,275,412)	$78,686	$5,320,167

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(561,889)	$(13,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,506	67,470
Provision for bad debts	11,845	(17,776)
Operating lease expense	53,957	-
Write off of other receivables	-	(1,033)
Change in fair value of derivative liabilities	(140,649)	-
(Increase) decrease in cash surrender value on life insurance	(1,306)	194
Changes in operating assets and liabilities:
Accounts receivable, net	(43,389)	36,555
Prepaids and other current assets	(19,847)	6,151
Deferred costs of revenue	(93,520)	10,901
Operating lease liabilities	(53,957)	-
Accounts payable and accrued liabilities	(173,331)	(67,698)
Income tax payable	2	20,253
Deferred revenue	340,000	5,400
Net cash (used in) provided by operating activities	(623,578)	46,721

Cash flows from investing activities:
Purchase of property and equipment	(627)	(109)
Acquisition of business, net of cash acquired	(60,187)	-
Net cash used in investing activities	(60,814)	(109)

Cash flows from financing activities:
Principal payments of loans secured by real estate	(37,379)	(168,717)
Payments of due to related parties	(985)	(52,473)
Net cash used in financing activities	(38,364)	(221,190)

Effect of exchange rate changes in cash and cash equivalents	3,023	14,061
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(719,733)	(160,517)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	2,172,048	1,162,394

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,452,315	$1,001,877

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$3,426	$-
Cash paid for interest	$26,555	$53,953

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$582,647	$-
Fair value of shares issued for acquisition of business	$41,290	$-

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In U.S. dollars, except share and per share data)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Greenpro Capital Corp. (the “Company” or “GRNQ”) was incorporated on July 19, 2013 in the state of Nevada. The Company currently provides a wide range of business consulting and corporate advisory services including cross-border listing advisory services, tax planning, advisory and transaction services, record management services, and accounting outsourcing services. Our focus is on companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand, and Singapore. As part of our business consulting and corporate advisory business segment, Greenpro Venture Capital Limited provides a business incubator for start-up companies and focuses on investments in select start-up and high growth potential companies. In addition to our business consulting and corporate advisory business segment, we operate another business segment that focuses on the acquisition and rental of real estate properties held for investment and the acquisition and sale of real estate properties held for sale.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2019 and 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The Condensed Consolidated Balance Sheet information as of December 31, 2018 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2019. These financial statements should be read in conjunction with that report.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control, and entities for which the Company is the primary beneficiary. Intercompany transactions and balances were eliminated in consolidation.

At March 31, 2019 and December 31, 2018, the consolidated financial statements include noncontrolling interests related to the Company’s 80% ownership of Greenpro International Limited and Greenpro Property Development Limited, 60% ownership of Forward Win International Limited, Yabez (Hong Kong) Company Limited and Yabez Business Service (SZ) Company Limited, and 51% ownership of Greenpro Capital Village Sdn. Bhd.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2019, the Company incurred a net loss of $561,889 and used cash in operations of $623,578. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash were denominated in the following currencies at:

	As of March 31, 2019	As of December 31, 2018
	(Unaudited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$279,086	$764,839
Denominated in Hong Kong dollars	808,295	944,872
Denominated in Chinese Renminbi	311,634	409,908
Denominated in Malaysian Ringgit	53,300	52,429
Cash, cash equivalents, and restricted cash	$1,452,315	$2,172,048

At March 31, 2019 and December 31, 2018, cash included funds held by employees of $15,517 and $5,663, respectively, and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

Revenue recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets. Generally, the Company’s sales of its real estate properties are considered a sale of a nonfinancial asset. Under ASC 610-20, the Company derecognizes the asset and recognizes a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. During the three months ended March 31, 2019 and 2018, there were no sales of real estate and the Company recorded no sales revenue from the real estate property held for sale.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non-listing services	$433,059	$499,128
Corporate advisory – Listing services	-	200,000
Rental of real estate properties	28,989	41,444
Sales of real estate held for sale	-	-
Total revenue	$462,048	$740,572

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$297,305	$538,946
Malaysia	134,023	151,663
China	30,720	49,963
Total revenue	$462,048	$740,572

Our contract balances include deferred costs of revenue and deferred revenue.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Three Months Ended March 31, 2019
(Unaudited)
Deferred revenue, January 1, 2019	$1,816,358
New contract liabilities	340,000
Performance obligations satisfied	-
Deferred revenue, March 31, 2019	$2,156,358

Deferred Costs of Revenue

For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded for any costs incurred in advance of the performance obligation.

Deferred revenue and deferred costs of revenue at March 31, 2019 and December 31, 2018 are classified as current assets or current liabilities and totaled:

	As of March 31, 2019	As of December 31, 2018
	(Unaudited)
Deferred revenue	$2,156,358	$1,816,358
Deferred costs of revenue	$512,188	$418,668

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

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $582,647, lease liabilities for operating leases of $582,647, and a zero cumulative-effect adjustment to accumulated deficit. See Note 3 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

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

Income (loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of shares from stock warrants. For the three months ended March 31, 2019, the dilutive impact of warrants exercisable into 53,556 shares of common stock have been excluded because their impact on the loss per share is anti-dilutive. For the three months ended March 31, 2018, there were no potentially dilutive shares outstanding.

Foreign currency translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and records in their respective functional currency, which consists of the Malaysian Ringgit (“MYR”), Chinese Renminbi (“RMB”), Hong Kong Dollars (“HK$”) and Australian Dollars (“AU$”).

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2019	2018
Period-end MYR : US$1 exchange rate	4.08	3.86
Period-average MYR : US$1 exchange rate	4.08	3.90
Period-end RMB : US$1 exchange rate	6.71	6.28
Period-average RMB : US$1 exchange rate	6.70	6.30
Period-end / average HK$ : US$1 exchange rate	7.75	7.75
Period-end AU$ : US$1 exchange rate	1.41	-
Period-average AU$ : US$1 exchange rate	1.37	-

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

As of March 31, 2019, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of embedded derivative liabilities of $101,274 (see Note 4). The fair value of the derivative liabilities are based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the three-month period ended March 31, 2019:

Embedded derivative liabilities
Balance as of December 31, 2018	$241,923
Net change in the fair value	(140,649)
Balance as of March 31, 2019	$101,274

Concentrations of risks

For the three months ended March 31, 2019 and 2018, no customer accounted for 10% or more of revenues or accounts receivable at period-end.

For the three months ended March 31, 2019 and 2018, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at period-end.

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2- BUSINESS COMBINATION

On January 2, 2019, the Company acquired Sparkle Insurance Brokers Limited (“Sparkle”) (renamed to Greenpro Sparkle Brokers Limited) for total consideration of $170,322, made up of $129,032 in cash and the issuance of 8,602 shares of the Company’s common stock valued at $41,290. The shares were valued based on the acquisition date closing price of the Company’s common stock of $4.80. The Company acquired Sparkle to expand its long term and general insurance services.

The Company accounted for the transaction as a business combination in accordance ASC 805 “Business Combinations”. The Company is in the process of performing an allocation of the purchase price paid for the assets acquired and the liabilities assumed with the assistance of an independent valuation firm. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). The provisional allocation of the purchase price is based on management’s preliminary estimates. Once management completes its analysis to finalize the purchase price allocation with assistance from a third-party valuation firm, it is reasonably possible that there could be changes to the preliminary values. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets and goodwill.

Cash and cash equivalents	$68,845
Accounts receivable, net (provisional)	5,185
Prepaids and other current assets (provisional)	3,703
Goodwill (provisional)	117,809
Total	195,542
Fair value of liabilities assumed (provisional)	(25,220)
Purchase price	$170,322

The following unaudited pro forma information presents the combined results of operations as if the acquisition of SIBL had been completed on January 1, 2018. These unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

For the three months ended March 31, 2018
(unaudited)
Revenue	$814,139
Operating loss	$(240,587)
Net income (loss)	$6,241
Net income (loss) per share	$0.00

NOTE 3- OPERATING LEASES

The Company has operating lease agreements for three office spaces with remaining lease terms of 1 year to 3 years. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

This standard did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended March 31, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$97,930

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2019	$67,683
Weighted average remaining lease term – operating leases (in years)	1.8
Average discount rate – operating leases	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2019
Operating leases
Long-term right-of-use assets	528,690

Short-term operating lease liabilities	$250,716
Long-term operating lease liabilities	277,974
Total operating lease liabilities	$528,690

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2019 (remaining 9 months)	$203,328
2020	260,645
2021	87,742
Total lease payments	551,715
Less: Imputed interest/present value discount	(23,025)
Present value of lease liabilities	$528,690

Lease expenses were $97,930 and $104,338 during the three months ended March 31, 2019 and 2018, respectively.

NOTE 4- DERIVATIVE LIABILITIES

At March 31, 2019, the Company as outstanding warrants exercisable into 53,556 shares of the Company’s common stock. The strike price of warrants is denominated in US dollars, a currency other than the Company’s functional currencies, the HK$, RMB, and MYR. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2018, the balance of the derivative liabilities was $241,923. During the three months ended March 31, 2019, the Company recorded a decrease in fair value of derivatives of $140,649. At March 31, 2019, the balance of the derivative liabilities was $101,274.

The derivative liabilities were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Risk-free interest rate	$2.75%	$3.0%
Expected volatility	204%	201%
Contractual life (in years)	4.2 years	4.4 years
Expected dividend yield	0.00%	0.00%
Fair Value of warrants	$101,274	$241,923

The risk-free interest rate is based on the yield available on U.S. Treasury securities. The Company estimates volatility based on the historical volatility if its common stock. The contractual life of the warrants is based on the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

NOTE 5 – STOCKHOLDERS’ EQUITY

On January 2, 2019, the Company acquired Sparkle Insurance Brokers Limited (see Note 2) for total consideration of $170,322, made up of $129,032 in cash and the issuance of 8,602 shares of the Company’s common stock valued at $41,290. The shares were valued based on the closing price of the Company’s shares on the date the acquisition closed.

V1 Group

In 2018, the Company sold 906,666 shares of the Company’s common stock in a private placement to V1 Group Limited (“V1 Group”), a public company listed on the Hong Kong Stock Exchange, for $6,800,000. The transaction was structured as a capital stock subscription. The Company used the proceeds of the offering to make an investment to a private company for $6,000,000. The investment was structured as a note receivable to the private company to be collected in two years. The private company invested the $6,000,000 and purchased 94,350,000 shares of V1 Group common stock from existing V1 Group shareholders. The Company determined that the economic substance of the two transactions was a capital transaction with the Company issuing 906,666 shares of its common stock for $6,800,000, made up of $800,000 cash and $6,000,000 due from a note receivable to be collected in two years. As the Company cannot determine the collectability of the note receivable, the funds will be recognized as a capital contribution when collected.

NOTE 6 – WARRANTS

In 2018, the Company issued warrants exercisable into 53,556 shares of common stock. The warrants were fully vested when issued, have an exercise price of $7.20 per share, and expire in 2023. A summary of warrant activity during the three months ended March 31, 2019 is presented below:

			Remaining
	Number		Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Warrants outstanding at December 31, 2018	53,556	$7.50
Granted	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at March 31, 2019	53,556	$7.50	4.25
Warrants exercisable at March 31, 2019	53,556	$7.50	4.25

At March 31, 2019, the intrinsic value of outstanding warrants was zero.

NOTE 7 - RELATED PARTY TRANSACTIONS

Due from related parties consisted of the following at:	March 31, 2019	December 31, 2018
	(Unaudited)
Due from Greenpro KSP Holding	$60,000	$60,000
Accounts receivables from related companies	32,842	33,696
Due from related companies	2,098	2,098
Total	$94,940	$95,794

At March 31, 2019 and December 31, 2018, $60,000 was due from Greenpro KSP Holding Group Company Limited (“KSP”). The Company acquired 49% of KSP in 2018.

At March 31, 2019 and December 31, 2018, net accounts receivables due from related companies where the Company owns a certain percentage of the company were $32,842 and $33,696, respectively.

Due to related parties consisted of the following at:	March 31, 2019	December 31, 2018
	(Unaudited)
Due to noncontrolling interests	$822,194	$822,194
Due to shareholders	36,906	35,937
Due to directors	2,700	2,667
Due to related companies	748	1,734
Total	$862,548	$862,532

At March 31, 2019 and December 31, 2018, $822,194 was due to the noncontrolling interest in Forward Win International Limited, and is unsecured, bears no interest, and is payable upon demand.

Due to shareholders, directors, and related companies represents expenses paid by the related companies or shareholder or director to third parties on behalf of the Company, are non-interest bearing, and are due on demand.

	For the three months ended March 31,
Revenue from related parties is comprised of the following:	2019	2018
	(Unaudited)	(Unaudited)

Service revenue
- Related party B	$23,709	$38,210
- Related party C	387	-
- Related party E	3,800	-
Total	$27,896	$38,210

Related party B represents companies where the Company owns a certain percentage of their company shares.

Related party C is controlled by a director of a wholly-owned subsidiary of the Company.

Related party E represents companies whose CEO is a consultant to the Company, and who is also a director of Aquarius Protection Fund, a shareholder in the Company.

NOTE 8 - SEGMENT INFORMATION

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the three months ended March 31, 2019 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$28,989	$433,059	$-	$462,048
Cost of revenues	13,551	126,342	42,750	182,643
Depreciation and amortization	-	39,244	4,173	43,417
Net income (loss)	9,849	(576,889)	5,151	(561,889)

Total assets	2,690,288	6,771,515	714,924	10,176,727
Capital expenditures for long-lived assets	$-	$-	$627	$627

	For the three months ended March 31, 2018 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$41,444	$699,128	$-	$740,572
Cost of revenues	(23,556)	(159,563)	(24,000)	(207,119)
Depreciation and amortization	8,553	54,836	4,081	67,470
Net income (loss)	7,358	(202,671)	181,617	(13,696)

Total assets	3,546,437	7,259,827	107,004	10,913,268
Capital expenditures for long-lived assets	$-	$109	$-	$109

(b) By Geography*

	For the three months ended March 31, 2019 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$297,305	$134,023	$30,720	$462,048
Cost of revenues	139,640	43,003	-	182,643
Depreciation and amortization	11,829	639	30,949	43,417
Net income (loss)	(343,463)	(39,867)	(178,559)	(561,889)

Total assets	5,741,413	1,119,620	3,315,694	10,176,727
Capital expenditures for long-lived assets	$-	$-	$627	$627

	For the three months ended March 31, 2018 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$538,946	$151,663	$49,963	$740,572
Cost of revenues	(136,868)	(70,251)	-	(207,119)
Depreciation and amortization	25,120	8,959	33,391	67,470
Net income (loss)	130,468	(51,923)	(92,241)	(13,696)

Total assets	6,012,960	1,235,883	3,664,425	10,913,268
Capital expenditures for long-lived assets	$-	$109	$-	$109

*Revenues and costs are attributed to countries based on the location where the entities operate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on April 2, 2019 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

During the three months ended March 31, 2019 and 2018, we operated in three regions: Hong Kong, Malaysia and China. We derived revenue from rental activities of our commercial properties and the provision of services.

Comparison of the three months ended March 31, 2019 and 2018

Total Revenues

Total revenue was $462,048 and $740,572 for the three months ended March 31, 2019 and 2018, respectively. The decreased amount of $278,524 was primarily due to a decrease in the revenue of business services. We expect revenue from our business services segment to steadily improve as we are continuously expanding our businesses and exposing into new territories.

Service Revenue

Revenue from the provision of business services was $433,059 and $699,128 for the three months ended March 31, 2019 and 2018, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We experienced an decrease in service income as a result of lower business consulting and advisory services during the period.

Sale of real estate properties

There was no revenue generated from the sale of real estate properties for the three months ended March 31, 2019 and 2018, respectively.

Rental Revenue

Revenue from rentals was $28,989 and $41,444 for the three months ended March 31, 2019 and 2018, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total Operating Costs and Expenses

Total operating costs and expenses was $1,152,544 and $1,001,095 for the three months ended March 31, 2019 and 2018, respectively. They consist of cost of service revenue, cost of real estate properties sold, cost of rental revenue, and general and administrative expenses.

The loss from operations for the Company for the three months ended March 31, 2019 and 2018 was $690,496 and $260,523, respectively. The increase in loss from operations was mainly due to an increase in general and administrative expenses.

Cost of service revenue

Costs of revenue on provision of services were $169,092 and $183,563 for the three months ended March 31, 2019 and 2018, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of real estate properties sold

There was no cost incurred for the sale of real estate properties for the three months ended March 31, 2019 and 2018, respectively.

Cost of rental revenue

Cost of rental revenue was $13,551 and $23,556 for the three months ended March 31, 2019 and 2018, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by tenants.

General and administrative expenses

General and administrative expenses were $969,901 and $793,976 for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, general and administrative expenses consist primarily of salary and wages of $469,926, rental expenses of $97,930, and directors’ remuneration of $82,500. We expect our G&A to continue to increase as we integrate our business acquisitions, expand our offices into new jurisdictions, and deepen our existing businesses.

Other income (expense)

For the three months ended March 31, 2019, net other income was $132,033 as compared to net other income of $267,775 for the three months ended March 31, 2018. In 2019, a change in the fair value of derivative liabilities of $140,649 was recorded and there was no such change in 2018. In 2018, a gain on sale of equity method investment of $300,000 was recorded and there was no such gain in 2019.

Net Loss

The net loss was $561,889 and $13,696 for the three months ended March 31, 2019 and 2018, respectively. The increase in net loss was mainly due to a decrease of revenue in business services and an increase in general and administrative expenses in 2019.

Loss Attributable to noncontrolling interest

The Company records income attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

At March 31, 2019, noncontrolling interests are related to the Company’s respective 80% ownership of Greenpro International Limited and Greenpro Property Development Limited, the Company’s respective 60% ownership of Forward Win International Limited, Yabez (Hong Kong) Company Limited and Yabez Business Service (SZ) Company Limited, and the Company’s 51% ownership of Greenpro Capital Village Sdn. Bhd.

For the three months ended March 31, 2019 and 2018, the Company recorded net loss attributable to noncontrolling interests of $10,735 and $4,597, respectively.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the three months ended March 31, 2019 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2019.

Contractual Obligations

As of March 31, 2019, the Company’s two subsidiaries lease offices in Hong Kong under two separate non-cancellable operating leases for three years commencing from October 15, 2016 to October 14, 2019 and from May 1, 2018 to April 30, 2021, respectively. At March 31, 2019, the future minimum rental payments under these leases aggregate approximately $551,715 and are due as follows: 2019: $203,328, 2020: $260,645, and 2021: $87,742.

Related Party Transactions

Related party revenue amounted to $27,896 and $38,210 for the three months ended March 31, 2019 and 2018, respectively, in service revenue and rental revenue.

The amounts due from related parties were $94,940 and $95,794 as of March 31, 2019 and December 31, 2018, respectively. The amounts due to related parties were $862,548 and $862,532 as of March 31, 2019 and December 31, 2018, respectively.

Our related parties are primarily those companies where Greenpro owns a certain percentage of shares of such companies, and companies that we have determined that we can significantly influence based on our common business relationships. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional details regarding the related party transactions.

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

Revenue recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

Liquidity and Capital Resources

Our cash balance at March 31, 2019 decreased to $1,452,315 as compared to $2,172,048 at December 31, 2018. We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2019, the Company incurred a net loss of $561,889 and used cash in operations of $623,578. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $623,578 for the three months ended March 31, 2019 as compared to net cash provided by operating activities of $46,721 for the three months ended March 31, 2018. The cash used in operating activities in 2019 was mainly from the net loss for the period of $561,889, an increase in net accounts receivable of $43,389, an increase in prepaids and other current assets of $19,847, an increase in deferred costs of revenue of $93,520, a decrease in accounts payable and accrued liabilities of $173,331 and offset by an increase in deferred revenue of $340,000. For the three months ended March 31, 2019, non-cash adjustments totaled $71,604 and primarily included non-cash expenses of depreciation and amortization of $58,506 and provision for bad debts of $11,845 and offset by non-cash income of change in fair value of derivative liabilities of $140,649.

Investing activities

Net cash used in investing activities was $60,814 and $109 for the three months ended March 31, 2019 and 2018, respectively. In 2019, the cash used in investing activities was mainly for the purchase of a business of $60,187, net of cash acquired on the purchase.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2019 was $38,364 while net cash used in financing activities for the three months ended March 31, 2018 was $221,190.

The cash used in financing activities in 2019 was mainly the repayment of principal payments on loans payables of $37,379.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2019 in connection with this restatement, that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) The Company’s control environment did not sufficiently promote effective internal control over financial reporting, which contributed to the other material weaknesses described below. Principal contributing factors included: (i) an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP commensurate with our financial reporting requirements; and (ii) an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (2) The Company did not have adequate risk assessment controls to continuously formally assess the financial reporting risks associated with executing new, significant or unusual transactions, contracts or business initiatives and (3) There are inadequate controls associated with the recording of non-routine, complex, and unusual transactions. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Greenpro Capital Corp.

Date: May 10, 2019	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

