Form 10-Q
period 2019-06-30
Greenpro Capital Corp.
filed 2019-08-08
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

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

As of August 8, 2019, there were 54,723,889 shares, par value $0.0001, of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

(In U.S. dollars, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (includes $159,053 and $145,385 of restricted cash as of June 30, 2019 and December 31, 2018, respectively)	$1,142,066	$2,172,048
Accounts receivable, net of allowance of $53,094 and $79,802 as of June 30, 2019 and December 31, 2018, respectively	192,614	188,054
Prepaids and other current assets (includes due from related parties of $144,686 and $95,794 as of June 30, 2019 and December 31, 2018, respectively)	425,311	397,427
Deferred costs of revenue (includes $184,000 due to a related party as of December 31, 2018)	161,273	418,668
Total current assets	1,921,264	3,176,197

Property and equipment, net	2,929,161	2,998,513
Real Estate investments:
Real estate held for sale	2,530,183	2,530,183
Real estate held for investment, net	805,040	818,465
Intangible assets, net	149,322	57,142
Goodwill	319,726	319,726
Other investments (includes investments in related parties of $53,367 and $53,371 as of June 30, 2019 and December 31, 2018, respectively)	167,817	163,728
Operating lease right-of-use assets, net	462,571	-
TOTAL ASSETS	$9,285,084	$10,063,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$414,360	$575,594
Current portion of loans secured by real estate	147,637	147,416
Due to related parties	968,192	862,532
Income tax payable	73,580	73,595
Operating lease liabilities, current portion	248,805	-
Deferred revenue (includes $430,000 and $920,000 from related parties as of June 30, 2019 and December 31, 2018, respectively)	1,508,861	1,816,358
Derivative liabilities	57,358	241,923
Total current liabilities	3,418,793	3,717,418

Long term portion of loans secured by real estate	1,544,177	1,617,106
Operating lease liabilities, net of current portion	213,766	-
Total liabilities	5,176,736	5,334,524

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 54,723,889 and 54,715,287 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	5,473	5,472
Additional paid in capital	16,417,481	16,376,192
Accumulated other comprehensive loss	(63,023)	(66,277)
Accumulated deficit	(12,403,370)	(11,816,080)
Total Greenpro Capital Corp. common stockholders’ equity	3,956,561	4,499,307
Noncontrolling interests in consolidated subsidiaries	151,787	230,123

Total stockholders’ equity	4,108,348	4,729,430

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,285,084	$10,063,954

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended June 30		Six months ended June 30,
	2019	2018	2019	2018

REVENUES:
Service revenue (including $1,284,412 and $35,745 of service revenue from related parties for the three months ended June 30, 2019 and 2018, respectively, and $1,313,464 and $260,816 of service revenue from related parties for the six months ended June 30, 2019 and 2018, respectively)	$1,678,783	$615,643	$2,111,842	$1,314,771
Sale of real estate properties	-	146,073	-	146,073
Rental revenue	22,931	46,387	51,920	87,831
Total revenues	1,701,714	808,103	2,163,762	1,548,675

OPERATING COSTS AND EXPENSES:
Cost of service revenue (including $0 of cost of service to a related party for the three and six months ended June 30, 2019, and $66,000 of cost of service to a related party for the three and six months ended June 30, 2018)	(609,098)	(202,752)	(778,190)	(386,315)
Cost of real estate properties sold	-	(95,319)	-	(95,319)
Cost of rental revenue	(10,201)	(15,879)	(23,752)	(39,435)
General and administrative	(1,216,441)	(845,593)	(2,186,342)	(1,639,570)

Total operating costs and expenses	(1,835,740)	(1,159,543)	(2,988,284)	(2,160,639)

LOSS FROM OPERATIONS	(134,026)	(351,440)	(824,522)	(611,964)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	43,916	(14,996)	184,565	(14,996)
Other income	55,035	22,537	72,974	36,541
Interest expense	(25,848)	(41,474)	(52,403)	(87,703)
Gain on sale of equity method investment	-	-	-	300,000

LOSS BEFORE INCOME TAX	(60,923)	(385,373)	(619,386)	(378,122)
Income tax (expense) benefit	(4,305)	25,401	(7,731)	4,453
NET LOSS	(65,228)	(359,972)	(627,117)	(373,669)
Net loss (income) attributable to noncontrolling interest	29,092	(38,496)	39,827	(33,898)

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(36,136)	(398,468)	(587,290)	(407,567)
Other comprehensive loss:
- Foreign currency translation (loss) income	(50,999)	(206,239)	3,254	(119,763)
COMPREHENSIVE LOSS	$(87,135)	$(604,707)	$(584,036)	$(527,330)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	54,723,889	53,339,892	54,723,787	53,287,220

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In U.S. dollars, except share data)

(Unaudited)

Three months ended June 30, 2019 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of April 1, 2019 (Unaudited)	54,723,889	$5,473	$16,417,481	$(12,024)	$(12,367,234)	$219,388	$4,263,084
Disposal of noncontrolling interests	-	-	-	-	-	(38,509)	(38,509)
Foreign currency translation	-	-	-	(50,999)	-	-	(50,999)
Net loss	-	-	-	-	(36,136)	(29,092)	(65,228)
Balance as of June 30, 2019 (Unaudited)	54,723,889	$5,473	$16,417,481	$(63,023)	$(12,403,370)	$151,787	$4,108,348

Six months ended June 30, 2019 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of January 1, 2019	54,715,287	$5,472	$16,376,192	$(66,277)	$(11,816,080)	$230,123	$4,729,430
Fair value of shares issued for acquisition	8,602	1	41,289	-	-	-	41,290
Disposal of noncontrolling interests	-	-	-	-	-	(38,509)	(38,509)
Foreign currency translation	-	-	-	3,254	-	-	3,254
Net loss	-	-	-	-	(587,290)	(39,827)	(627,117)
Balance as of June 30, 2019 (Unaudited)	54,723,889	$5,473	$16,417,481	$(63,023)	$(12,403,370)	$151,787	$4,108,348

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (cont.)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In U.S. dollars, except share data)

(Unaudited)

Three months ended June 30, 2018 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of April 1, 2018 (Unaudited)	53,233,960	$5,323	$8,465,294	$46,276	$(3,275,412)	$78,686	$5,320,167
Common stock sold in public offering, net of offering costs of $956,238	535,559	54	2,257,062	-	-	-	2,257,116
Foreign currency translation	-	-	-	(119,762)	-	-	(119,762)
Net loss	-	-	-	-	(398,468)	38,495	(359,973)
Balance as of June 30, 2018 (Unaudited)	53,769,519	$5,377	$10,722,356	$(73,486)	$(3,673,880)	$117,181	$7,097,548

Six months ended June 30, 2018 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of January 1, 2018	53,233,960	$5,323	$8,465,294	$(40,199)	$(3,266,313)	$83,283	$5,247,388
Common stock sold in public offering, net of offering costs of $956,238	535,559	54	2,257,062	-	-	-	2,257,116
Foreign currency translation	-	-	-	(33,287)	-	-	(33,287)
Net loss	-	-	-	-	(407,567)	33,898	(373,669)
Balance as of June 30, 2018 (Unaudited)	53,769,519	$5,377	$10,722,356	$(73,486)	$(3,673,880)	$117,181	$7,097,548

 See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In U.S. dollars)

(Unaudited)

	Six months ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(627,117)	$(373,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123,806	135,721
Provision for bad debts	(18,931)	(43,963)
Operating lease expense	120,076	-
Write off of unconsolidated investment	-	1,750
Change in fair value of derivative liabilities	(184,565)	14,996
Increase in cash surrender value on life insurance	(4,093)	(17,318)
Gain on sale of real estate held for sale	-	(50,754)
Gain on deconsolidation of controlled subsidiaries	(35,986)	-
Changes in operating assets and liabilities:
Accounts receivable, net	19,556	197,383
Prepaids and other current assets	(24,181)	46,589
Deferred costs of revenue	257,395	(66,446)
Operating lease liabilities	(120,076)	-
Accounts payable and accrued liabilities	(197,677)	(376,578)
Income tax payable	(15)	(3,340)
Deferred revenue	(307,497)	465,400
Net cash used in operating activities	(999,305)	(70,229)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(60,187)	-
Purchase of property and equipment	(1,073)	(34,422)
Purchase of real estate held for investment	(1,919)	-
Purchase of intangible assets	-	(1,081)
Proceeds from real estate held for sale	-	144,566
Purchase of investment in a related party	-	(250,000)
Loan to a related party	-	(300,000)
Net cash used in investing activities	(63,179)	(440,937)

Cash flows from financing activities:
Proceeds from shares issued for cash	-	2,765,705
Principal payments of loans secured by real estate	(73,062)	(207,555)
Advances from (to) related parties	104,701	(301,484)
Net cash provided by financing activities	31,639	2,256,666

Effect of exchange rate changes in cash and cash equivalents	863	(1,103)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,029,982)	1,744,397
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	2,172,048	1,162,394

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,142,066	$2,906,791

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$8,992	$1,440
Cash paid for interest	$52,402	$75,152

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants recorded as derivative liabilities included in offering costs	$-	$508,589
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$582,647	$-
Fair value of shares issued for acquisition of business	$41,290	$-

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In U.S. dollars, except share and per share data)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Greenpro Capital Corp. (the “Company”) was incorporated on July 19, 2013 in the state of Nevada. The Company currently provides a wide range of business consulting and corporate advisory services to companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand, and Singapore. In addition to our business consulting and corporate advisory business segment, we operate another business segment that focuses on the acquisition and rental of real estate properties held for investment and the acquisition and sale of real estate properties held for sale.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2019 and 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The Condensed Consolidated Balance Sheet information as of December 31, 2018 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2019. These financial statements should be read in conjunction with that report.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiaries over which the Company exercises control, and entities for which the Company is the primary beneficiary. Intercompany transactions and balances were eliminated in consolidation.

At June 30, 2019, the consolidated financial statements include noncontrolling interests related to the Company’s respective 60% ownership of Forward Win International Limited, Yabez (Hong Kong) Company Limited and Yabez Business Service (SZ) Company Limited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2019, the Company incurred a loss from operations of $824,522 and used cash in operations of $999,305 and at June 30, 2019, the Company had a working capital deficit of $1,497,529. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. However, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing if necessary, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, the allowance for doubtful accounts receivable, impairment analysis of real estate assets and other long-term assets including goodwill, estimates inherent in recording purchase price allocation, valuation allowance on deferred income taxes, the assumptions used in the valuation of the derivative liability, and the accrual of potential liabilities. Actual results may differ from these estimates.

Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash were denominated in the following currencies at:

	As of June 30, 2019	As of December 31, 2018
	(Unaudited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$246,011	$764,839
Denominated in Hong Kong dollars	360,201	944,872
Denominated in Chinese Renminbi	491,855	409,908
Denominated in Malaysian Ringgit	43,999	52,429
Cash, cash equivalents, and restricted cash	$1,142,066	$2,172,048

At June 30, 2019 and December 31, 2018, cash included funds held by employees of $3,935 and $5,663, respectively, and were held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

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

The Company’s revenue consists of revenue from providing business consulting and corporate advisory services (“service revenue”), revenue from the sale of real estate properties, and revenue from the rental of real estate properties (see Note 2).

Equity-method investments

Investments in non-controlled entities over which the Company has ability to exercise significant influence over the non-controlled entities’ operating and financial policies are accounted for under the equity-method. Under the equity-method, the investment in the non-controlled entity is initially recognized at cost and subsequently adjusted to reflect the Company’s share of the entity’s income (losses), any dividends received by the Company and any other-than-temporary impairments. Investments accounted for under the equity-method are included in other investments in the condensed consolidated balance sheets.

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $462,571, lease liabilities for operating leases of $462,571, and a zero cumulative-effect adjustment to accumulated deficit (see Note 3).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current liabilities depending on whether net-cash settlement of the derivative instrument is required within 12 months from the balance sheet date. At each reporting date, the Company reviews its convertible securities to determine that their classification is appropriate.

Income (loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of shares from stock warrants. For the three and six months ended June 30, 2019 and 2018, the dilutive impact of warrants exercisable into 53,556 shares of common stock have been excluded because their impact on the loss per share is anti-dilutive.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2019	2018
Period-end MYR : US$1 exchange rate	4.13	4.04
Period-average MYR : US$1 exchange rate	4.12	3.94
Period-end RMB : US$1 exchange rate	6.88	6.62
Period-average RMB : US$1 exchange rate	6.77	6.38
Period-end HK$ : US$1 exchange rate	7.81	7.75
Period-average HK$: US$1 exchange rate	7.79	7.75
Period-end AU$ : US$1 exchange rate	1.44	-
Period-average AU$ : US$1 exchange rate	1.40	-

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

As of June 30, 2019, the Company’s balance sheet included the fair value of derivative liabilities of $57,358 which was based on a Level 3 measurement.

Embedded derivative liabilities
Balance as of December 31, 2018	$241,923
Net change in the fair value	(184,565)
Balance as of June 30, 2019	$57,358

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, other investments, notes receivable, accounts payable and accrued liabilities, deferred costs of revenue, deferred revenue, and due to related parties, approximate their fair values because of the short-term nature of these financial instruments.

Concentrations of risks

For the three and six months ended June 30, 2019, three customers accounted for 71% (41%, 18%, and 12%) and 55% (32%, 14%, and 9%) of revenue, respectively. For the three months ended June 30, 2018, no customer accounted for 10% or more of revenues. For the six months ended June 30, 2018, one customer made up 12% of revenue. For the three and six months ended June 30, 2019 and 2018, no customer accounted for 10% or more of accounts receivable at period-end.

For the three and six months ended June 30, 2019 and 2018, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at period-end.

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

NOTE 2- REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from services

For certain of our service contracts, we provide advisory services to clients in connection with capital market listings (“Listing services”). The Listing services are considered a performance obligation. Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and when needed may record a liability if a determination is made that costs will exceed revenue.

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets. Generally, the Company’s sales of its real estate properties are considered a sale of a nonfinancial asset. Under ASC 610-20, the Company derecognizes the asset and recognizes a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. During the three and six months ended June 30, 2019, there were no sales of real estate and therefore the Company recorded no sales revenue from the real estate property held for sale. During the three and six months ended June 30, 2018, the Company recognized revenue from the sale of one unit of commercial property held for sale.

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

Cost of rental revenue primarily includes costs associated with repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by the tenants.

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)

Revenue by service lines:
Corporate advisory – Non-Listing services	$478,783	$615,643
Corporate advisory – Listing services	1,200,000	-
Rental of real estate properties	22,931	46,387
Sales of real estate held for sale	-	146,073
Total revenue	$1,701,714	$808,103

	Three Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$1,543,598	$577,571
Malaysia	109,976	173,551
China	48,140	56,981
Total revenue	$1,701,714	$808,103

	Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non-Listing services	$911,842	$1,114,771
Corporate advisory – Listing services	1,200,000	200,000
Rental of real estate properties	51,920	87,831
Sales of real estate held for sale	-	146,073
Total revenue	$2,163,762	$1,548,675

	Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$1,840,903	$1,116,518
Malaysia	243,999	325,213
China	78,860	106,944
Total revenue	$2,163,762	$1,548,675

Our contract balances include deferred costs of revenue and deferred revenue.

Deferred Costs of Revenue

For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded for any costs incurred in advance of the performance obligation.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation.

Deferred revenue and deferred costs of revenue at June 30, 2019 and December 31, 2018 are classified as current assets or current liabilities and totaled:

	As of June 30, 2019	As of December 31, 2018
	(Unaudited)
Deferred revenue	$1,508,861	$1,816,358
Deferred costs of revenue	$161,273	$418,668

Changes in deferred revenue were as follows at June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(Unaudited)	(Unaudited)
Deferred revenue, beginning of period	$1,816,358	$345,000
New contract liabilities	812,503	465,400
Performance obligations satisfied	(1,120,000)	-
Deferred revenue, end of period	$1,508,861	$810,400

NOTE 3- BUSINESS COMBINATION

On January 2, 2019, the Company acquired Sparkle Insurance Brokers Limited (“Sparkle”) (renamed to Greenpro Sparkle Brokers Limited) for total consideration of $170,322, made up of $129,032 in cash and the issuance of 8,602 shares of the Company’s common stock valued at $41,290. The shares were valued based on the acquisition date closing price of the Company’s common stock of $4.80 per share. The Company acquired Sparkle to expand its long term and general insurance services.

The Company accounted for the transaction as a business combination in accordance ASC 805 “Business Combinations”. The Company performed an allocation of the purchase price paid for the assets acquired and the liabilities assumed with the assistance of an independent valuation firm.

Fair value of assets acquired:

Cash and cash equivalents	$68,845
Accounts receivable, net	5,185
Prepaids and other current assets	3,703
License	129,032
Total	206,765
Fair value of current liabilities	(36,443)
Purchase price	$170,322

The following unaudited pro forma information presents the combined results of operations as if the acquisition of Sparkle had been completed on January 1, 2018. These unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
	(unaudited)	(unaudited)
Revenue	$2,163,762	$1,656,108
Loss from operations	(824,522)	(588,289)
Net loss	(627,117)	(349,994)
Net income per share	$(0.01)	$(0.01)

NOTE 4- OPERATING LEASES

The Company has operating lease agreements for three office spaces with remaining lease terms of 4 months to 22 months. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

This standard did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Six Months Ended June 30, 2019
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$199,243

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019	$137,856
Weighted average remaining lease term – operating leases (in years)	1.8
Average discount rate – operating leases	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

At June 30, 2019
Operating leases
Long-term right-of-use assets	462,571

Short-term operating lease liabilities	$248,805
Long-term operating lease liabilities	213,766
Total operating lease liabilities	$462,571

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2019 (remaining 6 months)	$134,626
2020	258,686
2021	87,082
Total lease payments	480,394
Less: Imputed interest/present value discount	(17,823)
Present value of lease liabilities	$462,571

Lease expenses were $101,313 and $199,243 during the three and six months ended June 30, 2019, respectively, and $92,480 and $196,818 during the three and six months ended June 30, 2018, respectively.

NOTE 5- DERIVATIVE LIABILITIES

At June 30, 2019, the Company as outstanding warrants exercisable into 53,556 shares of the Company’s common stock. The strike price of warrants is denominated in US dollars, a currency other than the Company’s functional currencies, the HK$, RMB, and MYR. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2018, the balance of the derivative liabilities was $241,923. During the six months ended June 30, 2019, the Company recorded a decrease in fair value of derivatives of $184,565. At June 30, 2019, the balance of the derivative liabilities was $57,358.

The derivative liabilities were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
Risk-free interest rate	$2.52%	$3.00%
Expected volatility	217%	201%
Contractual life (in years)	3.9 years	4.4 years
Expected dividend yield	0.00%	0.00%
Fair Value of warrants	$57,358	$241,923

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

NOTE 6 – STOCKHOLDERS’ EQUITY

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

NOTE 7 – WARRANTS

In 2018, the Company issued warrants exercisable into 53,556 shares of common stock. The warrants were fully vested when issued, have an exercise price of $7.20 per share, and expire in 2023. A summary of warrant activity during the six months ended June 30, 2019 is presented below:

			Remaining
	Number		Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Warrants outstanding at December 31, 2018	53,556	$7.50	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding at June 30, 2019	53,556	$7.50	4.0
Warrants exercisable at June 30, 2019	53,556	$7.50	4.0

At June 30, 2019, the intrinsic value of outstanding warrants was zero.

NOTE 8 - RELATED PARTY TRANSACTIONS

Due from related parties consisted of the following at:	June 30, 2019	December 31, 2018
	(Unaudited)
Due from Greenpro KSP Holding Group Company Limited	$60,000	$60,000
Accounts receivables from related companies	82,690	33,696
Due from related companies	1,996	2,098
Total	$144,686	$95,794

At June 30, 2019 and December 31, 2018, $60,000 was due from Greenpro KSP Holding Group Company Limited (“KSP”). The Company acquired 49% of KSP in 2018.

At June 30, 2019 and December 31, 2018, net accounts receivables due from related companies where the Company owns a percentage of the company (ranging from 2% to 11%) were $82,690 and $33,696, respectively.

Due to related parties consisted of the following at:	June 30, 2019	December 31, 2018
	(Unaudited)
Due to noncontrolling interest	$822,194	$822,194
Due to shareholders	143,324	35,937
Due to directors	2,670	2,667
Due to related companies	4	1,734
Total	$968,192	$862,532

At June 30, 2019 and December 31, 2018, $822,194 was due to the noncontrolling interest in Forward Win International Limited, and is unsecured, bears no interest, and is payable upon demand.

Due to shareholders, directors, and related companies represents expenses paid by the related companies or shareholder or director to third parties on behalf of the Company, are non-interest bearing, and are due on demand.

	For the six months ended June 30,
Revenue from related parties is comprised of the following:	2019	2018
	(Unaudited)	(Unaudited)

Service revenue
- Related party A	$37,570	$-
- Related party B	568,757	52,150
- Related party C	385	-
- Related party D	701,155	-
- Related party E	5,597	208,666
Total	$1,313,464	$260,816

Cost of service revenue
- Related party F	-	66,000
Total	$-	$66,000

Related party A is under common control of Mr. Loke Che Chan, Gilbert, the Company’s CFO and major shareholder.

Related party B represents companies where the Company owns a percentage of the company (ranging from 2% to 13%).

Related party C is controlled by a director of a wholly-owned subsidiary of the Company.

Related party D represents companies that we have determined that we can significantly influence based on our common business relationships.

Related party E represents companies whose CEO is a consultant to the Company, and who is also a director of Aquarius Protection Fund, a shareholder in the Company.

Related party F represents a family member of Mr. Loke Che Chan, Gilbert, the Company’s CFO and major shareholder.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the six months ended June 30, 2019 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$51,920	$2,111,842	$-	$2,163,762
Cost of revenues	(23,752)	(692,690)	(85,500)	(801,942)
Depreciation and amortization	16,248	99,211	8,347	123,806
Net loss	(36,865)	(349,987)	(240,265)	(627,117)

Total assets	2,586,843	6,433,183	265,058	9,285,084
Capital expenditures for long-lived assets	$-	$1,073	$-	$1,073

	For the six months ended June 30, 2018 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$233,904	$1,314,771	$-	$1,548,675
Cost of revenues	(134,754)	(338,315)	(48,000)	(521,069)
Depreciation and amortization	16,873	110,686	8,162	135,721
Net income (loss)	79,283	(448,630)	(4,322)	(373,669)

Total assets	3,420,938	6,952,628	2,572,084	12,945,650
Capital expenditures for long-lived assets	$-	$35,503	$248,250	$283,753

(b) By Geography*

	For the six months ended June 30, 2019 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$1,840,903	$243,999	$78,860	$2,163,762
Cost of revenues	(706,885)	(95,057)	-	(801,942)
Depreciation and amortization	45,163	17,517	61,126	123,806
Net income (loss)	(254,671)	5,886	(378,332)	(627,117)

Total assets	4,696,976	1,162,242	3,425,866	9,285,084
Capital expenditures for long-lived assets	$-	$-	$1,073	$1,073

	For the six months ended June 30, 2018 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$1,116,518	$325,213	$106,944	$1,548,675
Cost of revenues	(360,170)	(153,155)	(7,744)	(521,069)
Depreciation and amortization	50,250	17,693	67,778	135,721
Net loss	(172,789)	(34,764)	(166,116)	(373,669)

Total assets	8,363,763	1,142,819	3,439,068	12,945,650
Capital expenditures for long-lived assets	$249,331	$(5)	$34,427	$283,753

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

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in several places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guaranteed of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operations

During the three and six months ended June 30, 2019 and 2018, we operated in three regions: Hong Kong, Malaysia and China. We derived revenue from the provision of services and rental of our commercial properties.

Comparison of the three months ended June 30, 2019 and 2018

Total revenues

Total revenue was $1,701,714 and $808,103 for the three months ended June 30, 2019 and 2018, respectively. The increase of $893,611 was primarily due to an increase in the revenue of business services. We expect revenue from our business services segment to steadily improve as we are continuously expanding our businesses and exposing into new territories.

Service revenue

Revenue from the provision of business services was $1,678,783 and $615,643 for the three months ended June 30, 2019 and 2018, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We experienced an increase in service income as a result of more business consulting and advisory services provided during the period.

Sale of real estate properties

There was no revenue generated from the sale of real estate properties for the three months ended June 30, 2019. Revenue from the sales of real estate properties was $146,073 for the three months ended June 30, 2018.

Rental revenue

Revenue from rentals was $22,931 and $46,387 for the three months ended June 30, 2019 and 2018, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total operating costs and expenses

Total operating costs and expenses was $1,835,740 and $1,159,543 for the three months ended June 30, 2019 and 2018, respectively. They consist of cost of service revenue, cost of real estate properties sold, cost of rental revenue, and general and administrative expenses.

Cost of service revenue

Costs of revenue on provision of services were $609,098 and $202,752 for the three months ended June 30, 2019 and 2018, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of real estate properties sold

There was no cost incurred for the sale of real estate properties for the three months ended June 30, 2019. Cost of revenue on real estate properties sold was $95,319 for the three months ended June 30, 2018. It primarily consisted of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue

Costs of rental revenue were $10,201 and $15,879 for the three months ended June 30, 2019 and 2018, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by the tenants.

General and administrative expenses

General and administrative (“G&A”) expenses were $1,216,441 and $845,593 for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019, G&A expenses consist primarily of salary and wages of $395,290, consulting fees of $145,625, rental expenses of $101,313, and directors’ remuneration of $82,949. We expect our G&A expenses to continue to increase as we integrate our business acquisitions, expand our offices into new jurisdictions, and deepen our existing businesses.

Loss from operations

The loss from operations for the Company for the three months ended June 30, 2019 and 2018 was $134,026 and $351,440, respectively. The decrease in loss from operations was mainly due to an increase of service revenue.

Other income (expense)

For the three months ended June 30, 2019, net other income was $73,103 as compared to net other expense of $33,933 for the three months ended June 30, 2018. In 2019, a gain on change in fair value of derivative liabilities of $43,916 was recorded and there was a loss on change in fair value of derivative liabilities of $14,996 in 2018.

Net loss

The net loss was $65,228 and $359,972 for the three months ended June 30, 2019 and 2018, respectively. The decrease in net loss was mainly due to an increase of revenue in business services in 2019.

Income or loss attributable to noncontrolling interests

The Company records income or loss attributable to noncontrolling interests in the consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

For the three months ended June 30, 2019 and 2018, the Company recorded net loss attributable to noncontrolling interests of $29,092 and net income attributable to noncontrolling interests of $38,496, respectively.

Comparison of the six months ended June 30, 2019 and 2018

Total revenues

Total revenue was $2,163,762 and $1,548,675 for the six months ended June 30, 2019 and 2018, respectively. The increase of $615,087 was due to an increase of revenue in business services and an increase in our client base. We expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

Service revenue

Revenue from the provision of business services was $2,111,842 and $1,314,771 for the six months ended June 30, 2019 and 2018, respectively. It was derived principally from business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We experienced an increase in service income as a result of our integration of clients in connection with our acquisitions and increased focus on high-end services.

Sale of real estate properties

There was no revenue generated from the sale of real estate properties for the six months ended June 30, 2019. Revenue from the sale of real estate properties was $146,073 for the six months ended June 30, 2018, which was derived from the sale of one unit of commercial property located in Hong Kong.

Rental revenue

Revenue from rentals was $51,920 and $87,831 for the six months ended June 30, 2019 and 2018, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total operating costs and expenses

Total operating costs and expenses was $2,988,284 and $2,160,639 for the six months ended June 30, 2019 and 2018, respectively. They consist of cost of service revenue, cost of real estate properties sold, cost of rental revenue and G&A expenses.

Cost of service revenue

Costs of revenue on provision of services were $778,190 and $386,315 for the six months ended June 30, 2019 and 2018, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of real estate properties sold

There was no cost incurred for real estate properties sold for the six months ended June 30, 2019. Costs of revenue on real estate properties sold were $95,319 for the six months ended June 30, 2018. It primarily consists of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue

Cost of rental revenue was $23,752 and $39,435 for the six months ended June 30, 2019 and 2018, respectively. It includes the costs associated with government rent and rates, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by the tenants.

General and administrative expenses

General and administrative (“G&A”) expenses were $2,186,342 and $1,639,570 for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, G&A expenses consist primarily of salary and wages of $865,216, consulting fees of $165,660, rental expenses of $199,243, and directors’ remuneration of $165,449. We expect our G&A expenses to continue to increase as we expect to integrate our business acquisitions, expand our offices into new jurisdictions, and deepen our existing businesses.

Loss from operations

The loss from operations for the Company for the six months ended June 30, 2019 and 2018 was $824,522 and $611,964, respectively. The increase in loss from operations was mainly due to an increase in G&A expenses.

Other income (expense)

For the six months ended June 30, 2019, net other income was $205,136 as compared to net other income of $233,842 for the six months ended June 30, 2018. In 2019, a gain on change in fair value of derivative liabilities of $184,565 was recorded and there was a loss on change in fair value of derivative liabilities of $14,996 in 2018. In 2018, the Company recorded a gain on sale of equity method investment of $300,000. There was no such gain in 2019.

Net Loss

The net loss was $627,117 and $373,669 for the six months ended June 30, 2019 and 2018, respectively. The increase in net loss was mainly due to an increase of G&A expenses.

Income or Loss attributable to noncontrolling interests

The Company records income or loss attributable to noncontrolling interests in the consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

For the six months ended June 30, 2019 and 2018, the Company recorded net loss attributable to noncontrolling interests of $39,827 and net income attributable to noncontrolling interests of $33,898, respectively.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the six months ended June 30, 2019 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2019.

Contractual Obligations

As of June 30, 2019, the Company’s two subsidiaries lease offices in Hong Kong under three separate non-cancellable operating leases, two of which have a term of three years commencing from October 15, 2016 to October 14, 2019 and from May 1, 2018 to April 30, 2021, and one of which has a term of 1 year commencing from November 1, 2018 to October 31, 2019. At June 30, 2019, the future minimum rental payments under these leases aggregate approximately $490,482 and are due as follows: 2019: $143,907; 2020: $259,290; and 2021: $87,285.

Related Party Transactions

There were $1,313,464 and $260,816 recorded in service revenues in connection with related party transactions for the six months ended June 30, 2019 and 2018, respectively.

The amounts due from related parties were $144,686 and $95,794 as of June 30, 2019 and December 31, 2018, respectively. The amounts due to related parties were $968,192 and $862,532 as of June 30, 2019 and December 31, 2018, respectively.

Our related parties are primarily those companies where Greenpro owns a certain percentage of shares in such companies, and companies that we have determined that we can significantly influence based on our common business relationships. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional details regarding the related party transactions.

Critical Accounting Policies and Estimates

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, the allowance for doubtful accounts receivable, impairment analysis of real estate assets and other long-term assets including goodwill, estimates inherent in recording purchase price allocation, valuation allowance on deferred income taxes, and the accrual of potential liabilities. Actual results may differ from these estimates.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current liabilities depending on whether net-cash settlement of the derivative instrument is required within 12 months from the balance sheet date. At each reporting date, the Company reviews its convertible securities to determine that their classification is appropriate.

Recent accounting pronouncements

Refer to Note 1 in the accompanying financial statements.

Liquidity and Capital Resources

At June 30, 2019, our cash balance decreased to $1,142,066 as compared to $2,172,048 as of December 31, 2018. The Company estimates it has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2019, the Company incurred a net loss of $627,117 and used cash in operations of $999,305. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

Despite the amount of funds that the Company has raised, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even the Company can obtain additional financing if necessary, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its shareholders, in the case of equity financing.

Operating activities

Net cash used in operating activities were $999,305 and $70,229 for the six months ended June 30, 2019 and 2018, respectively. The cash used in operating activities in 2019 was mainly from the net loss for the period of $627,117, an increase in net accounts receivable of $34,539, a decrease in accounts payable and accrued liabilities of $160,606, a decrease in deferred revenue of $307,497 and offset by a decrease in deferred costs of revenue of $257,395. For the six months ended June 30, 2019, non-cash adjustments included depreciation and amortization of $123,806 and offset by non-cash income of change in fair value of derivative liabilities of $184,565, a gain on disposal of subsidiaries of $37,088, and provision for bad debts of $18,931.

Investing activities

Net cash used in investing activities was $63,837 and $440,937 for the six months ended June 30, 2019 and 2018, respectively. In 2019, the cash used in investing activities was mainly for the purchase of a subsidiary of $129,032 and offset by cash acquired upon the acquisition of this subsidiary of $68,845.

Financing activities

Net cash provided by financing activities was $31,639 and $2,256,666 for the six months ended June 30, 2019 and 2018, respectively.

The cash provided by financing activities in 2019 was mainly the advances from related parties of $104,701. As compared to 2018, the major cash provided by financial activities was the cash proceeds from the issuance of shares of $2,765,705.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2019 that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) The Company’s control environment did not sufficiently promote effective internal controls over financial reporting, which contributed to the other material weakness described below. Principal contributing factors included: (i) an insufficient number of personnel with an appropriate level of US GAAP knowledge and experience and ongoing training in the application of US GAAP commensurate with our financial reporting requirements; and (ii) an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (2) The Company did not have adequate risk assessment controls to continuously and formally assess the financial reporting risks associated with executing new, significant or unusual transactions, contracts or business initiatives. As a result, the Company did not adequately identify and analyze changes in the business and hence implement effective process level controls and monitoring controls that were responsive to these changes and aligned with financial reporting objectives; (3) The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not have effective controls over the completeness, existence and accuracy of related party disclosures; and (4) There are inadequate controls associated with the recording of nonroutine, complex, and unusual transactions. The aforementioned weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the six months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Greenpro Capital Corp.

Date: August 8, 2019	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

