Form 10-Q
period 2019-09-30
Greenpro Capital Corp.
filed 2019-11-06
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 6, 2019, there were 54,723,889 shares, par value $0.0001, of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(In U.S. dollars, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (includes $153,860 and $145,385 of restricted cash as of September 30, 2019 and December 31, 2018, respectively)	$857,892	$2,172,048
Accounts receivable, net of allowance of $44,241 and $79,802 as of September 30, 2019 and December 31, 2018, respectively	159,816	188,054
Prepaids and other current assets (includes due from related parties of $64,960 and $95,794 as of September 30, 2019 and December 31, 2018, respectively)	311,946	397,427
Deferred costs of revenue (includes $184,000 due to a related party as of December 31, 2018)	80,425	418,668
Total current assets	1,410,079	3,176,197

Property and equipment, net	2,793,115	2,998,513
Real Estate investments:
Real estate held for sale	2,530,183	2,530,183
Real estate held for investment, net	785,097	818,465
Intangible assets, net	130,899	57,142
Goodwill	319,726	319,726
Other investments (includes investments in related parties of $53,363 and $53,371 as of September 30, 2019 and December 31, 2018, respectively)	184,273	163,728
Operating lease right-of-use assets, net	494,311	-
TOTAL ASSETS	$8,647,683	$10,063,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$427,675	$575,594
Current portion of loans secured by real estate	142,551	147,416
Due to related parties	972,074	862,532
Income tax payable	73,571	73,595
Operating lease liabilities, current portion	284,199	-
Deferred revenue (includes $240,000 and $920,000 from related parties as of September 30, 2019 and December 31, 2018, respectively)	1,185,798	1,816,358
Derivative liabilities	49,138	241,923
Total current liabilities	3,135,006	3,717,418

Long term portion of loans secured by real estate	1,465,126	1,617,106
Operating lease liabilities, net of current portion	210,112	-
Total liabilities	4,810,244	5,334,524

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 54,723,889 and 54,715,287 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	5,473	5,472
Additional paid in capital	16,417,481	16,376,192
Accumulated other comprehensive loss	(122,785)	(66,277)
Accumulated deficit	(12,591,222)	(11,816,080)
Total Greenpro Capital Corp. common stockholders’ equity	3,708,947	4,499,307
Noncontrolling interests in consolidated subsidiaries	128,492	230,123

Total stockholders’ equity	3,837,439	4,729,430

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,647,683	$10,063,954

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018

REVENUES:
Service revenue (including $430,069 and $78,606 of service revenue from related parties for the three months ended September 30, 2019 and 2018, respectively, and $1,743,533 and $339,422 of service revenue from related parties for the nine months ended September 30, 2019 and 2018, respectively)	$1,132,784	$660,353	$3,244,626	$1,975,124
Sale of real estate properties	-	853,420	-	999,494
Rental revenue	19,542	43,440	71,462	131,270
Total revenues	1,152,326	1,557,213	3,316,088	3,105,888

OPERATING COSTS AND EXPENSES:
Cost of service revenue (including $0 of cost of service to a related party for the three months ended September 30, 2019 and 2018, and $184,000 and $66,000 of cost of service to a related party for the nine months ended September 30, 2019 and 2018, respectively)	(352,813)	(235,508)	(1,131,003)	(621,823)
Cost of real estate properties sold	-	(655,899)	-	(751,218)
Cost of rental revenue	(11,237)	(13,180)	(34,989)	(52,615)
General and administrative (including $48,564 and $0 of general and administrative expense to a related party for the three months ended September 30, 2019 and 2018 respectively, and $155,138 and $0 of general and administrative expense to related parties for the nine months ended September 30, 2019 and 2018, respectively)	(1,001,335)	(1,081,170)	(3,187,677)	(2,720,740)

Total operating costs and expenses	(1,365,385)	(1,985,757)	(4,353,669)	(4,146,396)

LOSS FROM OPERATIONS	(213,059)	(428,544)	(1,037,581)	(1,040,508)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	8,221	334,516	192,785	319,520
Other income	18,027	1,566	91,002	22,463
Fair value of common stock issued in connection with financing transaction	-	(4,640,000)	-	(4,640,000)
Income from equity method investee	-	4,790	-	4,790
Gain on sale of equity method investment (including $15,000 of gain from related parties for the nine months ended September 30, 2018)	-	-	-	315,645
Interest expense	(23,759)	(6,012)	(76,162)	(93,715)

LOSS BEFORE INCOME TAX	(210,570)	(4,733,684)	(829,956)	(5,111,805)
Income tax expense	(577)	(38,902)	(8,308)	(34,450)
NET LOSS	(211,147)	(4,772,586)	(838,264)	(5,146,255)
Net loss (income) attributable to noncontrolling interest	23,295	(80,614)	63,122	(114,512)

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(187,852)	(4,853,200)	(775,142)	(5,260,767)
Other comprehensive loss:
- Foreign currency translation (loss) income	-	(74,852)	3,254	(108,139)
COMPREHENSIVE LOSS	$(187,852)	$(4,928,052)	$(771,888)	$(5,368,906)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.09)	$(0.01)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	54,723,889	54,529,395	54,721,674	53,705,826

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In U.S. dollars, except share data)

(Unaudited)

Three months ended September 30, 2019 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of July 1, 2019 (Unaudited)	54,723,889	$5,473	$16,417,481	$(63,023)	$(12,403,370)	$151,787	$4,108,348
Disposal of noncontrolling interests	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	(59,762)	-	-	(59,762)
Net loss	-	-	-	-	(187,852)	(23,295)	(211,147)
Balance as of September 30, 2019 (Unaudited)	54,723,889	$5,473	$16,417,481	$(122,785)	$(12,591,222)	$128,492	$3,837,439

Nine months ended September 30, 2019 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of January 1, 2019	54,715,287	$5,472	$16,376,192	$(66,277)	$(11,816,080)	$230,123	$4,729,430
Fair value of shares issued for acquisition	8,602	1	41,289	-	-	-	41,290
Disposal of noncontrolling interests	-	-	-	-	-	(38,509)	(38,509)
Foreign currency translation	-	-	-	(56,508)	-	-	(56,508)
Net loss	-	-	-	-	(775,142)	(63,122)	(838,264)
Balance as of September 30, 2019 (Unaudited)	54,723,889	$5,473	$16,417,481	$(122,785)	$(12,591,222)	$128,492	$3,837,439

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (cont.)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In U.S. dollars, except share data)

(Unaudited)

Three months ended September 30, 2018 (Unaudited)

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of July 1, 2018 (Unaudited)	53,769,519	$5,377	$10,722,356	$(73,486)	$(3,673,880)	$117,181	$7,097,548
Common stock sold in private placement, net of offering costs of $102,000	906,666	91	697,909	-	-	-	698,000
Fair value of common stock issued in connection with financing transaction	-	-	4,640,000	-	-	-	4,640,000
Common stock issued for acquisition of equity method investee	39,102	4	293,261	-	-	-	293,265
Acquisition of noncontrolling interests	-	-	22,666	-	-	(51,510)	(28,844)
Foreign currency translation	-	-	-	(74,852)	-	-	(74,852)
Net loss	-	-	-	-	(4,853,200)	80,614	(4,772,586)
Balance as of September 30, 2018 (Unaudited)	54,715,287	$5,472	$16,376,192	$(148,338)	$(8,527,080)	$146,285	$7,852,531

Nine months ended September 30, 2018 (Unaudited)

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of January 1, 2018	53,233,960	$5,323	$8,465,294	$(40,199)	$(3,266,313)	$83,283	$5,247,388
Common stock sold in public offering, net of offering costs of $956,238	535,559	54	2,257,062	-	-	-	2,257,116
Common stock sold in private placement, net of offering costs of $102,000	906,666	91	697,909	-	-	-	698,000
Fair value of common stock issued in connection with financing transaction	-	-	4,640,000	-	-	-	4,640,000
Common stock issued for acquisition of equity method investee	39,102	4	293,261	-	-	-	293.265
Acquisition of noncontrolling interests	-	-	22,666	-	-	(51,510)	(28,844)
Foreign currency translation	-	-	-	(108,139)	-	-	(108,139)
Net loss	-	-	-	-	(5,260,767)	114,512	(5,146,255)
Balance as of September 30, 2018 (Unaudited)	54,715,287	$5,472	$16,376,192	$(148,338)	$(8,527,080)	$146,285	$7,852,531

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In U.S. dollars)

(Unaudited)

	Nine months ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(838,264)	$(5,146,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184,227	201,417
Provision for bad debts	(27,324)	(29,721)
Operating lease expense	96,362	-
Write off of unconsolidated investment	-	1,750
Change in fair value of derivative liabilities	(192,785)	(319,521)
Fair value of common stock issued in connection with financing transaction	-	4,640,000
Increase in cash surrender value on life insurance	(20,553)	(33,586)
Income from equity method investee	-	(4,790)
Gain on sale of real estate held for sale	-	(248,276)
Gain on deconsolidation of controlled subsidiaries	(35,986)	-
Changes in operating assets and liabilities:
Accounts receivable	60,767	185,294
Prepaids and other current assets	89,184	(372,793)
Deferred costs of revenue	337,540	(82,220)
Operating lease liabilities	(96,362)	-
Accounts payable and accrued liabilities	(184,362)	(258,280)
Income tax payable	-	35,338
Deferred revenue	(613,660)	687,689
Net cash used in operating activities	(1,241,216)	(743,954)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(60,187)	-
Purchase of property and equipment	(1,035)	(43,659)
Purchase of real estate held for investment	(1,890)	-
Purchase of intangible assets	-	(1,068)
Proceeds from real estate held for sale	-	911,807
Purchase of investments in related parties	-	(325,000)
Loan to a related party	-	(300,000)
Net cash (used in) / provided by investing activities	(63,112)	242,080

Cash flows from financing activities:
Proceeds from shares issued for cash	-	3,463,705
Principal payments of loans secured by real estate	(106,857)	(889,290)
Acquisition of noncontrolling interests	-	(28,846)
Advances from (to) related parties	108,601	(537,506)
Net cash provided by financing activities	1,744	2,008,063

Effect of exchange rate changes in cash and cash equivalents	(11,572)	(43,553)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,314,156)	1,462,636
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	2,172,048	1,162,394

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$857,892	$2,625,030

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$8,868	$1,818
Cash paid for interest	$76,162	$117,624

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants recorded as derivative liabilities included in offering costs	$-	$508,589
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$582,647	$-
Fair value of shares issued for acquisition of equity method investee	$-	$288,930
Fair value of shares issued for acquisition of business	$41,290	$-

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In U.S. dollars, except share and per share data)

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Greenpro Capital Corp. (the “Company”) was incorporated on July 19, 2013 in the state of Nevada. The Company currently provides a wide range of business consulting and corporate advisory services to companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand, and Singapore. In addition to our business consulting and corporate advisory service business segment, we operate another business segment that focuses on the acquisition and rental of real estate properties held for investment and the acquisition and sale of real estate properties held for sale.

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2019 and 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The Condensed Consolidated Balance Sheet information as of December 31, 2018 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2019. These financial statements should be read in conjunction with that report.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiaries over which the Company exercises control, and entities for which the Company is the primary beneficiary. Intercompany transactions and balances were eliminated in consolidation.

At September 30, 2019, the consolidated financial statements include noncontrolling interests related to the Company’s respective 60% ownership of Forward Win International Limited, Yabez (Hong Kong) Company Limited and Yabez Business Service (SZ) Company Limited.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2019, the Company incurred a loss from operations of $1,037,581 and used cash in operations of $1,241,216 and at September 30, 2019, the Company had a working capital deficit of $1,724,927. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash were denominated in the following currencies at:

	As of September 30, 2019	As of December 31, 2018
	(Unaudited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$277,544	$764,839
Denominated in Hong Kong dollars	225,467	944,872
Denominated in Chinese Renminbi	308,117	409,908
Denominated in Malaysian Ringgit	46,764	52,429
Cash, cash equivalents, and restricted cash	$857,892	$2,172,048

At September 30, 2019 and December 31, 2018, cash included funds held by employees of $39,883 and $5,663, respectively, and were held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

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

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the initial recognition of operating lease right-of-use assets of $582,647, lease liabilities for operating leases of $582,647, and a zero cumulative-effect adjustment to accumulated deficit (see Note 4).

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

Income (loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of shares from stock warrants. For the three and nine months ended September 30, 2019 and 2018, the dilutive impact of warrants exercisable into 53,556 shares of common stock have been excluded because their impact on the loss per share is anti-dilutive.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2019	2018
Period-end MYR : US$1 exchange rate	4.19	4.14
Period-average MYR : US$1 exchange rate	4.14	3.99
Period-end RMB : US$1 exchange rate	7.13	6.87
Period-average RMB : US$1 exchange rate	6.87	6.53
Period-end HK$ : US$1 exchange rate	7.84	7.75
Period-average HK$: US$1 exchange rate	7.81	7.75
Period-end AU$ : US$1 exchange rate	1.48	-
Period-average AU$ : US$1 exchange rate	1.42	-

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

As of September 30, 2019, the Company’s balance sheet included the fair value of derivative liabilities of $49,138 which was based on a Level 3 measurement.

Embedded derivative liabilities
Balance as of December 31, 2018	$241,923
Net change in the fair value	(192,785)
Balance as of September 30, 2019	$49,138

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, other investments, notes receivable, accounts payable and accrued liabilities, deferred costs of revenue, deferred revenue, and due to related parties, approximate their fair values because of the short-term nature of these financial instruments.

Concentrations of risks

For the three and nine months ended September 30, 2019, three customers accounted for 39% (21%, 9% and 9%) and 59% (26%, 18% and 15%) of revenue, respectively. For the three months ended September 30, 2018, three customers accounted for 37% (13%, 12% and 12%) of revenues. For the nine months ended September 30, 2018, no customer made up 10% of revenue. For the three and nine months ended September 30, 2019 and 2018, no customer accounted for 10% or more of accounts receivable at period-end.

For the three and nine months ended September 30, 2019 and 2018, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at period-end.

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

Recent accounting pronouncements

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets. Generally, the Company’s sales of its real estate properties are considered a sale of a nonfinancial asset. Under ASC 610-20, the Company derecognizes the asset and recognizes a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. During the three and nine months ended September 30, 2019, there were no sales of real estate and therefore the Company recorded no sales revenue from the real estate property held for sale. During the three and nine months ended September 30, 2018, the Company recognized revenue from the sale of five and six units, respectively, of commercial property held for sale.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)

Revenue by service lines:
Corporate advisory – Non-Listing services	$622,798	$660,353
Corporate advisory – Listing services	509,986	-
Rental of real estate properties	19,542	43,440
Sales of real estate held for sale	-	853,420
Total revenue	$1,152,326	$1,557,213

	Three Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$629,573	$1,274,863
Malaysia	148,603	237,309
China	374,150	45,041
Total revenue	$1,152,326	$1,557,213

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non-Listing services	$1,534,640	$1,775,124
Corporate advisory – Listing services	1,709,986	200,000
Rental of real estate properties	71,462	131,271
Sales of real estate held for sale	-	999,493
Total revenue	$3,316,088	$3,105,888

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$2,470,476	$2,391,381
Malaysia	392,602	562,522
China	453,010	151,985
Total revenue	$3,316,088	$3,105,888

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

Deferred revenue and deferred costs of revenue at September 30, 2019 and December 31, 2018 are classified as current assets or current liabilities and totaled:

	As of September 30, 2019	As of December 31, 2018
	(Unaudited)
Deferred revenue	$1,185,798	$1,816,358
Deferred costs of revenue	$80,425	$418,668

Changes in deferred revenue were as follows at September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(Unaudited)	(Unaudited)
Deferred revenue, beginning of period	$1,816,358	$345,000
New contract liabilities	1,079,426	880,450
Performance obligations satisfied	(1,709,986)	(200,000)
Deferred revenue, end of period	$1,185,798	$1,025,450

NOTE 3 - BUSINESS COMBINATION

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

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
	(unaudited)	(unaudited)
Revenue	$3,316,088	$3,236,477
Loss from operations	(1,037,581)	(1,023,115)
Net loss	(838,264)	(5,128,832)
Net loss per share	$(0.01)	$(0.10)

NOTE 4 - OPERATING LEASES

The Company has operating lease agreements for three office spaces with remaining lease terms of 0.5 month to 30 months. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Nine Months Ended September 30, 2019
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$298,637

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2019	$229,071
Weighted average remaining lease term – operating leases (in years)	1.6
Average discount rate – operating leases	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2019
Operating leases
Long-term right-of-use assets	494,311

Short-term operating lease liabilities	$284,199
Long-term operating lease liabilities	210,112
Total operating lease liabilities	$494,311

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2019 (remaining 3 months)	$74,674
2020	299,708
2021	128,748
2022	9,708
Total lease payments	512,838
Less: Imputed interest/present value discount	(18,527)
Present value of lease liabilities	$494,311

Lease expenses were $99,394 and $298,637 during the three and nine months ended September 30, 2019, respectively, and $91,232 and $288,050 during the three and nine months ended September 30, 2018, respectively.

NOTE 5 - DERIVATIVE LIABILITIES

At September 30, 2019, the Company as outstanding warrants exercisable into 53,556 shares of the Company’s common stock. The strike price of warrants is denominated in US dollars, a currency other than the Company’s functional currencies, the HK$, RMB, and MYR. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2018, the balance of the derivative liabilities was $241,923. During the nine months ended September 30, 2019, the Company recorded a decrease in fair value of derivatives of $192,785. At September 30, 2019, the balance of the derivative liabilities was $49,138.

The derivative liabilities were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
Risk-free interest rate	$2.12%	$3.00%
Expected volatility	234%	201%
Contractual life (in years)	3.7 years	4.4 years
Expected dividend yield	0.00%	0.00%
Fair Value of warrants	$49,138	$241,923

The risk-free interest rate is based on the yield available on U.S. Treasury securities. The Company estimates volatility based on the historical volatility if its common stock. The contractual life of the warrants is based on the expiration date of the warrants. The expected dividend yield was based on that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

NOTE 6 - STOCKHOLDERS’ EQUITY

On January 2, 2019, the Company acquired Sparkle Insurance Brokers Limited (see Note 3) for total consideration of $170,322, made up of $129,032 in cash and the issuance of 8,602 shares of the Company’s common stock valued at $41,290. The shares were valued based on the closing price of the Company’s shares on the date the acquisition closed.

V1 Group

In 2018, the Company sold 906,666 shares of the Company’s common stock in a private placement to V1 Group Limited (“V1 Group”), a public company listed on the Hong Kong Stock Exchange, for $6,800,000. The transaction was structured as a capital stock subscription. The Company used the proceeds of the offering to make an investment to a private company for $6,000,000. The investment was structured as a note receivable to the private company to be collected in two years. The private company invested the $6,000,000 and purchased 94,350,000 shares of V1 Group common stock from existing V1 Group shareholders. The Company determined that the economic substance of the two transactions was a capital transaction with the Company issuing 906,666 shares of its common stock for $6,800,000, made up of $800,000 cash and $6,000,000 due from a note receivable to be collected in two years. As the Company cannot determine the collectability of the note receivable, the funds will be recognized as a capital contribution when collected. The Company determined the fair value of the 906,666 shares issued to V1 Group was $5,440,000. The Company received a net of $800,000 from V1 Group’s investment. The difference of $4,640,000 was recorded as an expense of the transaction.

NOTE 7 - WARRANTS

In 2018, the Company issued warrants exercisable into 53,556 shares of common stock. The warrants were fully vested when issued, have an exercise price of $7.20 per share, and expire in 2023. A summary of warrant activity during the nine months ended September 30, 2019 is presented below:

			Remaining
	Number		Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Warrants outstanding at December 31, 2018	53,556	$7.50	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding at September 30, 2019	53,556	$7.50	3.7
Warrants exercisable at September 30, 2019	53,556	$7.50	3.7

At September 30, 2019, the intrinsic value of outstanding warrants was zero.

NOTE 8 - RELATED PARTY TRANSACTIONS

Due from related parties consisted of the following at:	September 30, 2019	December 31, 2018
	(Unaudited)
Due from Greenpro KSP Holding Group Company Limited	$60,000	$60,000
Accounts receivables from related companies	1,579	33,696
Due from related companies	3,381	2,098
Total	$64,960	$95,794

At September 30, 2019 and December 31, 2018, $60,000 was due from Greenpro KSP Holding Group Company Limited (“KSP”). The Company acquired 49% of KSP in 2018.

At September 30, 2019 and December 31, 2018, net accounts receivables due from related companies where the Company owns a percentage of the company (ranging from 4% to 13%) were $1,579 and $33,696, respectively.

Due to related parties consisted of the following at:	September 30, 2019	December 31, 2018
	(Unaudited)
Due to noncontrolling interest	$822,194	$822,194
Due to shareholders	147,190	35,937
Due to directors	2,631	2,667
Due to related companies	59	1,734
Total	$972,074	$862,532

At September 30, 2019 and December 31, 2018, $822,194 was due to the noncontrolling interest in Forward Win International Limited, and is unsecured, bears no interest, and is payable upon demand.

Due to shareholders, directors, and related companies represents expenses paid by the related companies or shareholder or director to third parties on behalf of the Company, are non-interest bearing, and are due on demand.

	For the nine months ended September 30,
Revenues from / costs and expenses to related parties are comprised of the following:	2019	2018
	(Unaudited)	(Unaudited)

Service revenue
- Related party A	$211,624	$-
- Related party B	811,324	129,803
- Related party C	385	953
- Related party D	706,253	-
- Related party E	11,193	208,666
- Related party G	2,754	-
Total	$1,743,533	$339,422

Cost of service revenue
- Related party B	184,000	-
- Related party F	-	66,000
Total	$184,000	$66,000

General and administrative expenses
- Related party B	$155,138	-

Related party A is under common control of Mr. Loke Che Chan, Gilbert, the Company’s CFO and a major shareholder.

Related party B represents companies where the Company owns a percentage of the company (ranging from 2% to 13%).

Related party C is controlled by a director of a wholly owned subsidiary of the Company.

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

Related party G is under common control of Mr. Lee Chong Kuang, the Company’s CEO and major shareholder.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the nine months ended September 30, 2019 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$71,462	$3,244,626	$-	$3,316,088
Cost of revenues	(34,989)	(1,002,753)	(128,250)	(1,165,992)
Depreciation and amortization	24,303	147,419	12,505	184,227
Net loss	(54,277)	(384,585)	(399,402)	(838,264)

Total assets	2,582,631	5,928,187	136,865	8,647,683
Capital expenditures for long-lived assets	$-	$1,035	$-	$1,035

	For the nine months ended September 30, 2018 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$1,130,764	$1,975,124	$-	$3,105,888
Cost of revenues	(803,833)	(524,823)	(97,000)	(1,425,656)
Depreciation and amortization	24,959	164,183	12,275	201,417
Net income (loss)	242,887	(5,539,271)	150,129	(5,146,255)

Total assets	2,947,496	7,479,236	2,302,561	12,729,293
Capital expenditures for long-lived assets	$-	$43,443	$251,844	$295,287

(b) By Geography*

	For the nine months ended September 30, 2019 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$2,470,476	$392,602	$453,010	$3,316,088
Cost of revenues	(944,006)	(162,119)	(59,867)	(1,165,992)
Depreciation and amortization	67,729	26,200	90,298	184,227
Net income (loss)	(629,922)	48,744	(257,086)	(838,264)

Total assets	4,371,510	1,168,208	3,107,965	8,647,683
Capital expenditures for long-lived assets	$-	$-	$1,035	$1,035

	For the nine months ended September 30, 2018 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$2,391,381	$562,522	$151,985	$3,105,888
Cost of revenues	(1,200,234)	(217,861)	(7,561)	(1,425,656)
Depreciation and amortization	75,428	26,294	99,695	201,417
Net loss	(4,782,000)	(54,289)	(309,966)	(5,146,255)

Total assets	8,315,537	1,132,458	3,281,298	12,729,293
Capital expenditures for long-lived assets	$252,911	$4,267	$38,109	$295,287

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

Results of Operations

During the three and nine months ended September 30, 2019 and 2018, we operated in three regions: Hong Kong, Malaysia and China. We derived revenue from the provision of services and rental of our commercial properties.

Comparison of the three months ended September 30, 2019 and 2018

Total revenues

Total revenue was $1,152,326 and $1,557,213 for the three months ended September 30, 2019 and 2018, respectively. The decrease of $404,887 was primarily due to a decrease in the revenue from the sale of real estate properties. We expect revenue from our business services segment to steadily improve as we are continuously expanding our businesses and exposing into new territories in order to compensate the decrease of revenue from the sale of real estate properties.

Service revenue

Revenue from the provision of business services was $1,132,784 and $660,353 for the three months ended September 30, 2019 and 2018, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We experienced an increase in service income as a result of more business consulting and advisory services provided during the period.

Sale of real estate properties

There was no revenue generated from the sale of real estate properties for the three months ended September 30, 2019. Revenue from the sales of real estate properties was $853,420 for the three months ended September 30, 2018, which was derived from the sale of five units of commercial properties located in Hong Kong.

Rental revenue

Revenue from rentals was $19,542 and $43,440 for the three months ended September 30, 2019 and 2018, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total operating costs and expenses

Total operating costs and expenses was $1,365,385 and $1,985,757 for the three months ended September 30, 2019 and 2018, respectively. They consist of cost of service revenue, cost of real estate properties sold, cost of rental revenue, and general and administrative expenses.

Cost of service revenue

Costs of revenue on provision of services were $352,813 and $235,508 for the three months ended September 30, 2019 and 2018, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of real estate properties sold

There was no cost incurred for the sale of real estate properties for the three months ended September 30, 2019. Cost of revenue on real estate properties sold was $655,899 for the three months ended September 30, 2018. It primarily consisted of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue

Costs of rental revenue were $11,237 and $13,180 for the three months ended September 30, 2019 and 2018, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by the tenants.

General and administrative expenses

General and administrative (“G&A”) expenses were $1,001,335 and $1,081,170 for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019, G&A expenses consist primarily of salary and wages of $458,892, consulting fees of $48,518, advertising and promotion expenses of $41,363, rental expenses of $99,394, and directors’ remuneration of $83,732. We expect our G&A expenses to continue to increase as we integrate our business acquisitions, expand our offices into new jurisdictions, and deepen our existing businesses.

Loss from operations

The loss from operations for the Company for the three months ended September 30, 2019 and 2018 was $213,059 and $428,544, respectively. The decrease in loss from operations was mainly due to an increase of service revenue.

Other income (expense)

For the three months ended September 30, 2019, net other income was $2,489 as compared to net other expense of ($4,305,140) for the three months ended September 30, 2018. In 2018, the Company issued common stock with a fair value of $5,440,000 and received a net of $800,000. The difference of $4,640,000 was recorded as an expense of the transaction. In 2019, there was no such issuance of common stock.

Net loss

The net loss was $211,147 and $4,772,586 for the three months ended September 30, 2019 and 2018, respectively. The decrease in net loss was mainly due to an increase of revenue in business services in 2019. In addition, in 2018 the Company recorded $4,640,000 as an expense related to the issuance of common stock and there was no such expense in 2019.

Income or loss attributable to noncontrolling interests

The Company records income or loss attributable to noncontrolling interests in the consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

For the three months ended September 30, 2019 and 2018, the Company recorded net loss attributable to noncontrolling interests of $23,295 and net income attributable to noncontrolling interests of $80,614, respectively.

Comparison of the nine months ended September 30, 2019 and 2018

Total revenues

Total revenue was $3,316,088 and $3,105,888 for the nine months ended September 30, 2019 and 2018, respectively. The increase of $210,200 was due to an increase of revenue in business services and an increase in our client base. We expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

Service revenue

Revenue from the provision of business services was $3,244,626 and $1,975,124 for the nine months ended September 30, 2019 and 2018, respectively. It was derived principally from business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We experienced an increase in service income as a result of our integration of clients in connection with our acquisitions and increased focus on high-end services.

Sale of real estate properties

There was no revenue generated from the sale of real estate properties for the nine months ended September 30, 2019. Revenue from the sale of real estate properties was $999,494 for the nine months ended September 30, 2018, which was derived from the sale of six units of commercial properties located in Hong Kong.

Rental revenue

Revenue from rentals was $71,462 and $131,270 for the nine months ended September 30, 2019 and 2018, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total operating costs and expenses

Total operating costs and expenses was $4,353,669 and $4,146,396 for the nine months ended September 30, 2019 and 2018, respectively. They consist of cost of service revenue, cost of real estate properties sold, cost of rental revenue and G&A expenses.

Cost of service revenue

Costs of revenue on provision of services were $1,131,003 and $621,823 for the nine months ended September 30, 2019 and 2018, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of real estate properties sold

There was no cost incurred for real estate properties sold for the nine months ended September 30, 2019. Costs of revenue on real estate properties sold were $751,218 for the nine months ended September 30, 2018. It primarily consists of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue

Cost of rental revenue was $34,989 and $52,615 for the nine months ended September 30, 2019 and 2018, respectively. It includes the costs associated with government rent and rates, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by the tenants.

General and administrative expenses

General and administrative (“G&A”) expenses were $3,187,677 and $2,720,740 for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, G&A expenses consist primarily of salary and wages of $1,324,108, consulting fees of $214,178, advertising and promotion expenses of $109,060, rental expenses of $298,637, and directors’ remuneration of $249,181. We expect our G&A expenses to continue to increase as we expect to integrate our business acquisitions, expand our offices into new jurisdictions, and deepen our existing businesses.

Loss from operations

The loss from operations for the Company for the nine months ended September 30, 2019 and 2018 was $1,037,581 and $1,040,508, respectively. The decrease in loss from operations was mainly due to an increase of service revenue.

Other income (expense)

For the nine months ended September 30, 2019, net other income was $207,625 as compared to net other expense of ($4,071,297) for the nine months ended September 30, 2018. In 2018, the Company issued common stock with a fair value of $5,440,000 and received a net of $800,000. The difference of $4,640,000 was recorded as an expense of the transaction. In 2019, there was no such issuance of common stock.

Net Loss

The net loss was $838,264 and $5,146,255 for the nine months ended September 30, 2019 and 2018, respectively. The decrease in net loss was mainly due to an increase of revenue in business services in 2019.  In addition, in 2018 the Company recorded $4,640,000 as an expense related to the issuance of common stock and there was no such expense in in 2019.

Income or Loss attributable to noncontrolling interests

The Company records income or loss attributable to noncontrolling interests in the consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

For the nine months ended September 30, 2019 and 2018, the Company recorded net loss attributable to noncontrolling interests of $63,122 and net income attributable to noncontrolling interests of $114,512, respectively.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2019 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2019.

Contractual Obligations

As of September 30, 2019, two of the Company’s subsidiaries lease three offices in Hong Kong under three separate non-cancellable operating leases, two of which have a term of three years commencing from October 15, 2016 to October 14, 2019 and from May 1, 2018 to April 30, 2021, and one of which has a term of one year commencing from November 1, 2018 to October 31, 2019. Another subsidiary of the Company leases one office in PRC under a separate non-cancellable operating lease with a term of three years commencing from March 25, 2019 to March 24, 2022. At September 30, 2019, the future minimum rental payments under these leases aggregate approximately $520,635 and are due as follows: 2019: $77,428; 2020: $302,393; 2021: $130,730 and 2022: $10,084, respectively.

Related Party Transactions

There were $1,743,533 and $339,422 recorded in service revenues in connection with related party transactions for the nine months ended September 30, 2019 and 2018, respectively.

The amounts due from related parties were $64,960 and $95,794 as of September 30, 2019 and December 31, 2018, respectively. The amounts due to related parties were $972,074 and $862,532 as of September 30, 2019 and December 31, 2018, respectively.

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

Liquidity and Capital Resources

At September 30, 2019, our cash balance decreased to $857,892 as compared to $2,172,048 as of December 31, 2018. The Company estimates it has sufficient cash available to meet its anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2019, the Company incurred a net loss of $838,264 and used cash in operations of $1,241,216. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities were $1,241,216 and $743,954 for the nine months ended September 30, 2019 and 2018, respectively. The cash used in operating activities in 2019 was mainly from the net loss for the period of $838,264, a decrease in accounts payable and accrued liabilities of $184,362, a decrease in deferred revenue of $613,660 and offset by a decrease of accounts receivable of $60,767, a decrease of prepaids and other current assets of $89,184, and a decrease in deferred costs of revenue of $337,540. For the nine months ended September 30, 2019, non-cash adjustments included depreciation and amortization of $184,227 and offset by non-cash income of change in fair value of derivative liabilities of $192,785, a gain on deconsolidation of controlled subsidiaries of $35,986, and provision for bad debts of $27,324.

Investing activities

Net cash used in investing activities was $63,112 and net cash provided by investing activities was $242,080 for the nine months ended September 30, 2019 and 2018, respectively. In 2019, the cash used in investing activities was mainly for the purchase of a subsidiary of $129,032 and offset by cash acquired upon the acquisition of this subsidiary of $68,845.

Financing activities

Net cash provided by financing activities was $1,744 and $2,008,063 for the nine months ended September 30, 2019 and 2018, respectively.

The cash provided by financing activities in 2019 was mainly the advances from related parties of $108,601 and offset by the repayment of loans of $106,857. As compared to 2018, the major cash provided by financial activities was the cash proceeds from the issuance of shares of $3,463,705.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2019 that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) The Company’s control environment did not sufficiently promote effective internal controls over financial reporting, which contributed to the other material weaknesses described below. Principal contributing factors included: (i) an insufficient number of personnel with an appropriate level of US GAAP knowledge and experience and ongoing training in the application of US GAAP commensurate with our financial reporting requirements; and (ii) an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (2) The Company did not have adequate risk assessment controls to continuously and formally assess the financial reporting risks associated with executing new, significant or unusual transactions, contracts or business initiatives. As a result, the Company did not adequately identify and analyze changes in the business and hence implement effective process level controls and monitoring controls that were responsive to these changes and aligned with financial reporting objectives; (3) The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not have effective controls over the completeness, existence and accuracy of related party disclosures; and (4) There are inadequate controls associated with the recording of nonroutine, complex, and unusual transactions. The aforementioned weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the nine months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Greenpro Capital Corp.

Date: November 6, 2019	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

