Form 10-K
period 2019-12-31
Greenpro Capital Corp.
filed 2020-03-30
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None.

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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [X] Smaller reporting company [X]

Emerging growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2019 was $21,535,720, based on the last reported sale price.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 30, 2020, there were 54,723,889 shares, par value $0.0001, of the registrant’s common stock outstanding.

Greenpro Capital Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guaranteed to future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this Annual Report and in our other filings with the Securities and Exchange Commission or the SEC.

This Annual Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Annual Report are made as of the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Annual Report to:

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

PART I

ITEM 1. BUSINESS

Corporate History

We were incorporated on July 19, 2013 in the state of Nevada under the name Greenpro, Inc. On May 6, 2015, we changed our name to Greenpro Capital Corp. Our corporate structure is set forth below:

A list of our subsidiaries and VIE entities together with a brief description of their business is set forth below:

Name (Domicile)	Business

Greenpro Capital Corp. (Nevada, USA)	Provides financial consulting services and corporate services.

Greenpro Resources Limited (British Virgin Islands)	A holding company.

Greenpro Holding Limited (Hong Kong)	Holds life insurance products.

Greenpro Resources (HK) Limited (Hong Kong)	Holds Greenpro intellectual property and currently holds six trademarks and applications thereof.

Greenpro Resources Sdn. Bhd. (Malaysia)	Holds investment in commercial real estate in Malaysia.

Greenpro Management Consultancy (Shenzhen) Limited (China)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory, transaction services in China.

Shenzhen Falcon Financial Consulting Limited (China)	Provides Hong Kong company formation advisory services & company secretarial services and financial services. It focuses on China clients.

Greenpro Global Capital Sdn. Bhd. (Formerly known as Greenpro Wealthon Sdn. Bhd.) (Malaysia)	Provides corporate advisory services such as company review, bank loan advisory and bank products analysis services.

Greenpro Financial Consulting Limited (Belize)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory, transaction services.

Asia UBS Global Limited (Belize)	Provides business advisory services with main focus on offshore company formation advisory and company secretarial service, such as tax planning, bookkeeping and financial review. It focuses on South-East Asia and China clients.

Asia UBS Global Limited (Hong Kong)	Provides business advisory services with main focus on Hong Kong company formation advisory and company secretarial service, such as tax planning, bookkeeping and financial review. It focuses on Hong Kong clients.

Falcon Corporate Services Limited (Hong Kong)	Provides offshore company formation advisory services & company secretarial services. Clients based in Hong Kong & China.

Falcon Secretaries Limited (Hong Kong)	Provides Hong Kong company formation advisory services & company secretarial services. Clients based in Hong Kong & China.

Yabez (Hong Kong) Company Limited (Hong Kong)	Provides Hong Kong company formation advisory services, corporate secretarial services and IT related services to Hong Kong based clients.

Yabez Business Service (SZ) Company Limited (China)	Provides Shenzhen company formation advisory services, corporate secretarial services and IT related services to China based clients.

Greenpro Credit Limited (Hong Kong)	Provides loan and credit services in Hong Kong. Holder of Money Lenders License.

Greenpro Family Office Limited (Hong Kong)	Provides professional multi-family office offers services such as wealth planning, administration, asset protection & management, asset consolidation, asset performance monitoring, charity services, tax and legal services, trusteeship and risk management, investment planning & management, and business support services.

Greenpro Venture Capital Limited (Anguilla)	A holding company.

Forward Win International Limited (Hong Kong)	Holds investment in commercial real estate in Hong Kong.

Greenpro Venture Cap (Qianhai) Limited (Anguilla)	A holding company.

Greenpro Synergy Network Limited (Hong Kong)	Provides a borderless platform through networking events and programs in Hong Kong.

Greenpro Synergy Network (Shenzhen) Limited (China)

Provides a borderless platform through networking events and programs in China for our members to seek professional services, business opportunities, and to exchange sources of information and research.

Greenpro Sparkle Insurance Brokers Limited (Hong Kong)	Provides insurance broker services with an insurance broker license in Hong Kong.

Acquisition and Reorganization History

Acquisitions of entities under common control:

Acquisition and disposal of Greenpro Capital Village Sdn. Bhd. (formerly known as Weld Asia Global Advisory Sdn. Bhd.), a Malaysia company

On February 25, 2013, Greenpro Financial Consulting Limited, a subsidiary of the Company, acquired 100% of Weld Asia Global Advisory Sdn. Bhd., a Malaysian company, from its shareholders, Lee Chong Kuang, and his spouse, Yap Pei Ling, for MYR2 (approximately $0.50). At the time of the acquisition, Lee Chong Kuang was the Company’s Chief Executive Officer, President and director and the acquisition was accounted for as a transfer among entities under common control.

In 2015, Weld Asia Global Advisory Sdn. Bhd. was renamed Greenpro Capital Village Sdn. Bhd. (“GCVSB”). On October 1, 2015, the Company sold 49% of the outstanding shares of GCVSB to QSC Asia Sdn. Bhd., an unrelated party, for MYR49,000 (approximately $12,794). On June 26, 2019, the Company disposed of GCVSB due to continued losses incurred by GCVSB, and sold its remaining 51% interest in GCVSB to Ms. Tan Tee Yong, an unrelated party, for MYR51 (approximately $12).

Acquisition of Greenpro Resources Limited, a British Virgin Islands company

On July 31, 2015, we acquired 100% of the issued and outstanding securities of Greenpro Resources Limited, a British Virgin Islands corporation (“GRBVI”), which had been our affiliate at the time of the acquisition. As consideration thereof, we issued 9,070,000 restricted shares of our common stock and paid $25,500 in cash.

At the time of the acquisition of GRBVI, Lee Chong Kuang was the Company’s Chief Executive Officer, President and director, and Loke Che Chan Gilbert was the Company’s Chief Financial Officer, Secretary, Treasurer and director of the Company, and Messrs. Lee and Loke each held a 44.6% interest in the Company. At the time of the acquisition of GRBVI, Mr. Lee was GRBVI’s Chief Executive Officer and director, and Mr. Loke was GRBVI’s Chief Financial Officer and director, and Messrs. Lee and Loke each held a 50% interest in GRBVI. Upon the consummation of the acquisition, Messrs. Lee and Loke received, in the aggregate, $25,500 in cash and 9,070,000 shares of restricted common stock of the Company, and the acquisition was accounted for as a transfer among entities under common control.

Acquisition of A&G International Limited, a Belize company

On September 30, 2015, we acquired 100% of the issued and outstanding securities of A&G International Limited, a Belize corporation (“A&G”), from Ms. Yap Pei Ling. Yap Pei Ling, a director and sole shareholder of A&G, is the spouse of Lee Chong Kuang, the Chief Executive Officer, President and director of the Company.

In connection therewith, we issued to Yap Pei Ling, 1,842,000 restricted shares of our common stock and the acquisition was accounted for as a transfer among entities under common control.

A&G provided corporate and business advisory services through its wholly owned subsidiaries, Asia UBS Global Limited, a Hong Kong limited company (“AUH”) and Asia UBS Global Limited, a Belize Corporation (“AUB”).

On December 30, 2015, A&G transferred all the issued and outstanding securities of AUH and AUB to GRBVI in order to simplify our corporate structure. Then A&G, a corporation with no assets, was subsequently transferred back to Ms. Yap Pei Ling.

Acquisition of Greenpro Venture Capital Limited, an Anguilla corporation

On September 30, 2015, the Company acquired all the issued and outstanding securities of Greenpro Venture Capital Limited, an Anguilla corporation (“GVCL”), from its shareholders, Lee Chong Kuang and Loke Che Chan Gilbert, respectively. At the time of the acquisition of GVCL, Lee Chong Kuang was the Company’s Chief Executive Officer, President and director, and Loke Che Chan Gilbert was the Company’s Chief Financial Officer, Secretary, Treasurer and director of the Company, and Messrs. Lee and Loke each held a 43.02% interest in the Company. At the time of the acquisition of GVCL, Mr. Lee was GVCL’s Chief Executive Officer and director, and Mr. Loke was GVCL’s Chief Financial Officer and director, and Messrs. Lee and Loke each held a 50% interest in GVCL. Upon the consummation of the acquisition, Messrs. Lee and Loke received, in the aggregate, $6,000 in cash and 13,260,000 shares of restricted common stock of the Company, and the acquisition was accounted for as a transfer among entities under common control.

Incorporation and deregistration of Greenpro Capital Pty Ltd, an Australian company

Greenpro Capital Pty Ltd was formed on May 11, 2016 with 50% held by one of our subsidiaries, Greenpro Holding Limited (“GHL”), and 50% held by Mohammad Reza Masoumi Al Agha, an unrelated party. On June 29, 2018, both parties agreed to the deregistration of Greenpro Capital Pty Ltd due to discrepancies on the direction of the business.

Acquisition of Greenpro Wealthon Sdn. Bhd., a Malaysian company

On May 23, 2016, our subsidiary, Greenpro Holding Limited (“GHL”) acquired 400 shares, representing 40% of the outstanding shares of Greenpro Wealthon Sdn. Bhd., from our director, Mr. Lee Chong Kuang for MYR1 (approximately $0.25). On June 7, 2016, Greenpro Wealthon Sdn. Bhd. issued another 200 shares to GHL at the price of MYR120,000 (approximately $30,000), resulting in GHL owing 60% of Greenpro Wealthon Sdn. Bhd.

On June 13, 2018, Greenpro Wealthon Sdn. Bhd. was renamed to Greenpro Global Capital Sdn. Bhd. (“GGCSB”). On August 30, 2018, the remaining 40% of the outstanding shares of GGCSB were transferred to GHL, and currently GHL holds 100% of GGCSB.

Acquisition of Greenpro Family Office Limited, a Hong Kong company

On July 21, 2017, Greenpro Resources Limited (“GRBVI”), a wholly owned subsidiary of GRNQ, acquired 51% of the outstanding shares of Greenpro Family Office Limited (“GFOL”). Loke Che Chan Gilbert, our Chief Financial Officer, was the sole shareholder of GFOL before the transaction and the acquisition was accounted for as a transfer among entities under common control. On September 21, 2018, the remaining 49% shareholdings of GFOL were transferred to GRBVI, and currently GRBVI holds 100% of GFOL.

Incorporation and disposal of Greenpro International Limited, a Seychelles company

Greenpro International Limited (“GIL”) was formed on July 4, 2018 with 80% held by Greenpro Venture Capital Limited (“GVCL”), one of our subsidiaries, and 20% was held by Mr. Loke Yu, a family member of Loke Che Chan Gilbert, one of the directors of GRNQ. On September 18, 2018, GVCL transferred all the issued and outstanding securities of Greenpro Property Development Limited (“GPDL”) (formerly known as Chief Billion Limited), a Hong Kong Corporation, to GIL.

On May 31, 2019, GVCL disposed of its 80% interest in GIL, to Mr. Loke Yu at a consideration of HKD80 (approximately $10), due to the continuing losses incurred by GIL and GPDL.

VIE Structure and Arrangements

Greenpro Synergy Network Ltd (“GSN”) was incorporated in Hong Kong on March 2, 2016, as a variable interest entity (“VIE”), which is required to consolidate with the Company. GSN’s principal activities are to hold certain of our universal life insurance policies. Our directors, Loke Che Chan, Gilbert and Lee Chong Kuang, are also the shareholders of GSN. We control GSN through a series of contractual arrangements (the “VIE Agreements”) between GHL and GSN. The VIE agreements include (i) an Exclusive Business Cooperation Agreement, (ii) a Loan Agreement, (iii) a Share Pledge Agreement, (iv) a Power of Attorney and (v) an Exclusive Option Agreement with the shareholders of GSN.

Set forth below is a more detailed description of each of the VIE agreement.

Exclusive Business Cooperation Agreement: Pursuant to the Exclusive Business Cooperation Agreement, GHL serves as an exclusive provider of technical support, consulting services and management services to GSN. In consideration of such services, GSN agreed to pay a service fee to GHL, which is based on the time of services rendered multiplied by the corresponding rate, plus amount of the services fees or a ratio decided by the board of directors of GHL. The Agreement has a term of 10 years but may be extended by GHL at its discretion.

Loan Agreement: Pursuant to the Loan Agreement, GHL granted interest-free loans to the shareholders of GSN for the sole purpose of increasing the registered capital of GSN. These loans are eliminated with the capital of GSN during consolidation.

Share Pledge Agreement: Pursuant to the Share Pledge Agreement, the shareholders of GSN pledged to GHL a first security interest in all their equity interests in GSN to secure GSN’s timely and complete payment, and performance of its obligations under the Exclusive Business Cooperation Agreement. During the term of the Share Pledge Agreement, the pledgors agreed, among other things, not to transfer, place or permit the existence of any security interest or other encumbrance on their interest in GSN without a prior written consent of GHL. The pledge remains in effect until 10 years after the obligations under the principal agreement will have been fulfilled. However, upon the full payment of the consulting and service fees under the Exclusive Business Cooperation Agreement and upon the termination of GSN’s obligations under the Exclusive Business Cooperation Agreement, the Share Pledge Agreement shall be terminated and GHL shall terminate this agreement as soon as reasonably practicable.

Power of Attorney: Pursuant to the Power of Attorney, Messrs. Lee and Loke, as the shareholders of GSN, granted to GHL the right to (i) attend the shareholder meetings of GSN (ii) exercise all shareholder rights (including voting rights) with respect to such equity interests in GSN and (iii) designate and appoint on behalf of such shareholders any legal representatives, directors, supervisors, and other senior management members of GSN. The Power of Attorney is irrevocable and is continuously valid from the date of execution of such Power of Attorney, so long as such persons remain shareholders of GSN.

Exclusive Option Agreement: Pursuant to the Exclusive Option Agreement, the shareholders of GSN granted to GHL an irrevocable and exclusive right and option to purchase all of their equity interests in GSN. The purchase price shall be equal to the capital paid in by the shareholders, adjusted pro rata for the purchase of less than all the equity interests. The Agreement is effective for a term of 10 years and may be renewed at GHL’s discretion.

Other Acquisitions:

Acquisition of Yabez (Hong Kong) Company Limited, a Hong Kong company and its wholly owned subsidiary, Yabez Business Service (SZ) Company Limited, a Shenzhen, China company

On September 30, 2015, we acquired 60% of the issued and outstanding securities of Yabez (Hong Kong) Company Limited, a Hong Kong corporation, together with its wholly owned subsidiary, Yabez Business Service (SZ) Company Limited in Shenzhen, China (“Yabez”). As consideration thereto, we issued to the shareholders of Yabez 486,171 restricted shares of our common stock, representing an aggregate purchase price of $252,808 based on the average closing price of the ten trading days preceding the date of the acquisition agreement on July 31, 2015, of $0.52 per share. The purchase price was determined based on the business value generated from Yabez at the time of acquisition. Yabez provides company formation advisory services, corporate secretarial services and IT related services to both of Hong Kong and Shenzhen based clients.

Acquisition of Falcon Secretaries Limited and Ace Corporate Services Limited, Hong Kong companies, and Shenzhen Falcon Financial Consulting Limited, a Shenzhen, China company

On September 30, 2015, we acquired all the issued and outstanding securities of Falcon Secretaries Limited, Ace Corporate Services Limited and Shenzhen Falcon Financial Consulting Limited (these companies collectively known as “F&A”). As consideration thereto, we issued to Ms. Chen Yanhong, a sole shareholder of F&A, 2,080,200 restricted shares of our common stock, representing an aggregate purchase price of $1,081,704 based on the average closing price of the ten trading days preceding the date of the acquisition agreement on July 31, 2015, of $0.52 per share. The purchase price was determined based on the business value generated from F&A at the time of acquisition. Ace Corporate Services Limited renamed to Falcon Corporate Services Limited on August 26, 2016.

Ms. Chen Yanhong, a director and sole shareholder of F&A, is also a director and legal representative of Greenpro Management Consultancy (Shenzhen) Limited, one of our subsidiaries in Shenzhen, China.

Acquisition and disposal of Billion Sino Holdings Limited, a Seychelles company

On April 25, 2017, the Company acquired 60% of the issued shares of Billion Sino Holdings Limited, a Seychelles corporation (“BSHL”) from two unrelated individuals who collectively owned 100% of BSHL. As consideration thereto, the Company agreed to issue an aggregate of 340,645 restricted shares of the Company’s common stock valued at $851,163.

On November 20, 2018, due to continuing losses incurred by BSHL, the Company decided to dispose of its interest in BSHL. The Company sold its 60% interest in BSHL for $60.

Acquisition of Gushen Credit Limited, a Hong Kong company

On April 27, 2017, GRBVI, a wholly owned subsidiary of the Company and Gushen Credit Limited, a Hong Kong corporation, entered into an Asset Purchase Agreement, pursuant to which GRBVI purchased all assets of Gushen Credit Limited. As consideration thereto, GRBVI agreed to pay a purchase price of $105,000.

Gushen Credit Limited operates a money lending business in Hong Kong, located at 1701-03, 17/F, Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong. On April 28, 2017, Gushen Credit Limited sold two (2) ordinary shares, representing 100% of its ownership, at a total consideration of $0.26 in cash to GRBVI. The purchase price was determined based on the mutual agreement between Gushen Credit Limited and GRBVI. Gushen Credit Limited was renamed to Greenpro Credit Limited on May 16, 2017.

Incorporation and disposal of Greenpro Management PTY Limited, an Australian company

Greenpro Management PTY Limited (“GMPTY”) was formed on August 20, 2018 with 100% held by GHL, one of the subsidiaries of the Company.

On June 21, 2019, due to the continuing losses incurred by GMPTY, the Company decided to dispose of GMPTY. The Company sold 49% of the issued and outstanding shares of GMPTY to Mr. Yan Yanbo and sold 51% of the issued and outstanding shares of GMPTY to Ms. Xiao Feng Huang, for total consideration of AUD1,400 (approximately $947).

Acquisition of Sparkle Insurance Brokers Limited, a Hong Kong company

On January 2, 2019, the Company acquired Sparkle Insurance Brokers Limited (“Sparkle”) (renamed to Greenpro Sparkle Brokers Limited on April 4, 2019) from Mr. Teh Boo Yim and Ms. Teh Jocelyn Nga Man, the former 100% shareholders of Sparkle for total consideration of $170,322, made up of $129,032 in cash and the issuance of 8,602 shares of the Company’s common stock valued at $41,290. The shares were valued based on the closing price of the Company’s common stock of $4.80 per share at acquisition. The Company aims to expand its long term and general insurance services through the acquisition of Sparkle.

Business Overview

We currently operate and provide a wide range of business solution services to small and medium-size businesses located in South-East Asia and East Asia, with an initial focus on Hong Kong, China and Malaysia, and subsequently in Thailand and Taiwan. Our comprehensive range of services includes cross-border business solutions, record management services, and accounting outsourcing services. Our cross-border business services include, among other services, tax planning, trust and wealth management, cross border listing advisory services and transaction services. As part of the cross-border business solutions, we have developed a package solution of services (“Package Solution”) that can reduce business costs and enhance revenues.

We also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. Our venture capital business is focused on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods, which includes education and support services, and (2) searching for investment opportunities in selected start-up and high growth companies, which we expect can generate significant returns to the Company. We expect to target companies located in Asia including Hong Kong, Malaysia, China, Thailand and Singapore. We anticipate our venture capital business also engaging in the purchase or the lease of commercial properties in the same Asian region.

Our Services

We provide a range of services to our clients as part of the Package Solution that we have developed. We believe that our clients can reduce their business costs and enhance their revenues by utilizing our Package Solution.

Cross-Border Business Solutions/Cross-Border Listing Solutions

We provide a full range of cross-border services to small to medium-sized businesses to assist them in conducting their business effectively. Our “Cross-Border Business Solution” includes the following services:

●	Advising clients on company formation in Hong Kong, the United States, the British Virgin Islands and other overseas jurisdictions;

●	Assisting companies to set up bank accounts with banks in Hong Kong to facilitate clients’ banking operations;

●	Providing bank loan referral services;

●	Providing company secretarial services;

●	Assisting companies in applying for business registration certificates with the Inland Revenue Department of Hong Kong;

●	Providing corporate finance consulting services;

●	Providing due diligence investigations and valuations of companies;

●	Advising clients regarding debt and company restructurings;

●	Providing liquidation, insolvency, bankruptcy and individual voluntary arrangement advice and assistance;

●	Designing a marketing strategy and promoting the company’s business, products and services;

●	Providing financial and liquidity analysis;

●	Assisting in setting up cloud invoicing systems for clients;

●	Assisting in liaising with investors for the purposes of raising capital;

●	Assisting in setting up cloud inventory systems to assist clients to record, maintain and control their inventories and track their inventory levels;

●	Assisting in setting up cloud accounting systems to enable clients to keep track of their financial performance;

●	Assisting clients in payroll matters operated in our cloud payroll system;

●	Assisting clients in tax planning, preparing the tax computation and making tax filings with the Inland Revenue Department of Hong Kong;

●	Cross-border listing advisory services, including but not limited to, United States, United Kingdom, Hong Kong, and Australia;

●	International tax planning in China;

●	Advising on Trust and wealth management; and

●	Transaction services.

There is a growing market in Asia of companies who are seeking to go public and become listed on a recognized exchange in a foreign jurisdiction. We see tremendous opportunity to the extent that this trend continues worldwide. With respect to cross border listing advisory services, we are assisting private companies in their desire to list and trade on public exchanges, including the U.S. NASDAQ and OTC Markets. The Jumpstart Our Business Startups Act, or JOBS Act, signed in 2012, eases the initial public offering (“IPO”) process for “emerging growth companies” and reduces their regulatory burden, (2) improves the ability of these companies to access capital through private offerings and small public offerings without SEC registration, and (3) allows private companies with a substantial shareholder base to delay becoming a public reporting company.

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

The manner in which the OTC markets are structured provides companies the ability to “uplist” in the marketplace as they provide better transparency. These OTC markets include:

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

With growing competition and increasing economic sophistication, we believe more companies need strategies for cross-border restructuring and other corporate matters. Our plan is to bundle our Cross-Border Business Solution services with our cloud accounting solutions and Accounting Outsourcing Services described below.

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

Our Venture Capital Business Segment

Venture Capital Investment

As a result of our acquisition of Greenpro Venture Capital Limited (“GVCL”) in 2015, we entered the venture capital business in Hong Kong with a focus on companies located in South-East Asia and East Asia, including Hong Kong, Malaysia, China, Thailand and Singapore. Our venture capital business is focused on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods and (2) investment opportunities in select start-up and high growth companies.

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

Our Venture Capital Related Education and Support Services.

In addition to providing venture capital services through GVCL, we also provide educational and support services that we believe will be synergistic with our venture capital business. We have arranged seminars called the CEO & Business Owners Strategic Session (“CBOSS”) in Malaysia and Singapore for business owners who are interested in the following:

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

China Service Centers Expansion

Our expansion strategy is to establish service centers in Northern and Southwest China, as well as the Greater Bay Area in Guangdong Province (the Chinese government’s plan to link the cities of Hong Kong, Macau, Guangzhou, Shenzhen, Zhuhai, Dongguan, Foshan, Zhongshan, Jiangmen, Zhaoqing and Huizhou (i.e. “2+9”) into an integrated economic and business hub). The centers will cater to customers’ needs by providing and delivering professional, high quality service and assistance before, during, and after the customer’s requirements are met. The expansion plan in each city would be based on various factors, such as business opportunities, office property availability and job market conditions. We also intend to cooperate with different business partners, utilizing their networks and resources in the target markets, to establish additional business opportunities.

Sales and Marketing

We plan to deploy three strategies to market the Greenpro brand: leadership, market segmentation and sales management process development.

●	Building Brand Image: Greenpro’s marketing efforts will focus on building the image of our extensive expertise and knowledge of our professionals. We intend to conduct a marketing campaign through media visibility, seminars, webinars, and the creation of a wide variety of white papers, newsletters, books, and other information.

●	Market segmentation: We plan to devote marketing resources to highly measurable and high return on investment tactics that specifically target those industries and areas where Greenpro has particularly deep experience and capabilities. These efforts typically involve local, regional or national trade show and event sponsorships, targeted direct mail, email, and telemarketing campaigns, and practice and industry specific micro-sites and newsletters in the Asian region.

●	Social Media: We plan to begin a social media campaign utilizing blogs, Twitter, Facebook and LinkedIn after we secure sufficient financing. A targeted campaign will be made to the following groups of clients: law firms, auditing firms, consulting firms and small to medium-size enterprises in different industries, including biotechnology, intellectual property, information technologies and real estate.

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

Set forth below are the marketing strategies we expect to develop.

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

We intend to assist our clients in the cost-effective preparation of their financial statements and provide security based on such financial information since the data will be stored in the cloud system. We anticipate a market with growing needs in Asia. We believe that there is currently an increasing need for enterprises in different industries to maximize their performance with cost-effective methods. We believe our services will create numerous competitive advantages for our clients. We believe that with us handling the administrative and logistic support, our clients can focus on developing their businesses and expanding their own client portfolio.

Customers

Our revenues are generated from clients located globally, including those from Hong Kong, China, Malaysia, Singapore, Indonesia, Thailand, Australia, Japan, Taiwan, Russia and the United States. Our venture capital business will initially focus on Hong Kong and other Asian start-ups and high growth companies. We hope to generate deal flow through personal contacts of our management team as well as through our business incubator.

We generated revenues of $4,484,822 during the fiscal year ended December 31, 2019 and $4,213,360 during the fiscal year ended December 31, 2018. We are not a party to any long-term agreements with our customers.

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

We have registered trademarks as a means of protecting the brand names of our companies and products. We intend to protect our trademarks against infringement, and also seek to register design protection where appropriate. Currently, there are six trademarks registered under the name of Greenpro Resources (HK) Limited.

Trademark Owner	Country / Territory	Registration Date	Brief Description
Greenpro Resources (HK) Limited	Hong Kong	August 11, 2010, June 25, 2013 and December 3, 2014	Advertising, business management, business administration, office functions, research services, education, training
	U.S.A.	February 2, 2016	Business administration services, Business assistance, management and information services, Business knowledge management and consulting services
	China	December 28, 2014	Advertising, business management, business administration, office functions and research services
	Singapore	July 22, 2013	Advisory services related to business management and administration, computer software and security

We rely on trade secrets and un-patentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require all employees to execute confidentiality agreements upon the commencement of employment with us. These agreements provide that all confidential information developed or made known to the individual through individual’s relationship with us, to be kept confidential and do not disclose to third parties except in specific circumstances. The agreements also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Government Regulation

We provide our Package Solution initially in Hong Kong, China and Malaysia, which we believe are locations that would need outsourcing support services. Further, we believe these markets are the central and regional markets for many customers doing cross border business in Asia. We target those customers from Asia doing international business and plan to provide our Package Solution to meet their needs. Our planned Package Solution will be structured in Hong Kong, but services may be outsourced to lower cost jurisdictions such as Malaysia and China, which encourage and welcome outsourcing services.

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

We comply with the above applicable ordinances and regulations in Hong Kong and have not been involved any lawsuit or prosecuted by the local authority resulting from any breach of the ordinances and regulations.

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

We comply with the above applicable ordinances and regulations in Malaysia and have not involved any lawsuit or prosecuted by the local authority resulting from any breach of the ordinances and regulations.

China

A portion of our acquired businesses located in China and subject to the general laws in China governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws.

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

d. Trade union and collective employment contracts

Under the Employment Contract Law, a trade union may seek arbitration and litigation to resolve any dispute arising from a collective employment contract provided that such dispute failed to be settled through negotiations. The Employment Contract Law also permits a trade union to enter into a collective employee contract with an employer on behalf of all the employees.

Where a trade union has not been formed, a representative appointed under the recommendation of a high-level trade union may execute the collective employment contract. Within districts below county level, collective employment contracts for industries such as those engaged in construction, mining, food and beverage and those from the service sector, etc., may be executed on behalf of employees by the representatives from the trade union of each respective industry. Alternatively, a district-based collective employment contract may be made.

As a result of the Employment Contract Law, all our employees have executed standard written employment agreements with us. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

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

Seasonality

Our businesses are not subject to seasonality.

Employees

As of March 30, 2020, we have 60 employees, located in the following territories:

Country/Territory	Number of Employees
Malaysia	16
China	28
Hong Kong	16

As a result of the Employment Contract Law, all our employees in China have executed standard written employment agreements with us.

We are required to contribute to the Employees Provident Fund under a defined contribution pension plan for all eligible employees in Malaysia between the ages of eighteen and fifty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. The participants are entitled to all of our contributions together with accrued returns regardless of their length of service with the company. For the years ended December 31, 2019 and 2018, the contributions are $48,216 and $46,725, respectively.

We are required to contribute to the MPF for all eligible employees in Hong Kong between the ages of eighteen and sixty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2019 and 2018, the MPF contributions by the Company were $54,638 and $38,691, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

We are required to contribute to the Social Insurance Schemes and Housing Fund Schemes for all eligible employees in PRC. For the years ended December 31, 2019 and 2018, the contributions were $34,460 and $24,091, respectively.

Executive Office

Our principal executive office is located at Room 1701-1703, 17/F., The Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong. Our principal telephone number is +852 3111 7718. Our website is at: http://www.greenprocapital.com. The information contained on our website is not, and should not be interpreted to be, a part of this Form 10-K.

Future Development Plan

Greenpro is in the process of carrying out the following development plans.

1.	Expansion of Corporate Finance Services:

We plan to further expand our corporate finance services business. Our corporate finance services include financial advisory services relating to listings in the US capital markets (e.g., NASDAQ and OTC Markets) and listings in Hong Kong, mergers and acquisitions, investment valuation, project management and other financial advisory services. We intend to enhance our corporate finance business in China, Hong Kong, Malaysia and Thailand, by engaging in more marketing activities and expanding our business network to these regions.

2.	Big Data Analytics and Artificial Intelligence Development:

Greenpro has partnered with Fusionex Innovations Sdn. Bhd. (“Fusionex”) to explore enhanced customer servicing (“CS”) through Big Data Analytics (“BDA”) and Artificial Intelligence (“AI”). The cooperation aims to explore financial technology initiatives or projects for the financial services sector, including enhanced CS through the use of BDA and AI, in order to extend business product offerings and services to our customer base. Greenpro believes the ability of Fusionex in database and Business Intelligence to capture and analyze data in any form will allow Greenpro to use continuous intelligence and augmented analytics when serving our customers, and also explore advanced technologies such as Data Visualization and Voice enabled interactions. Greenpro believes leveraging Fusionex’s advanced technology, expertise and experience in developing a secured FinTech system for the mass market will be especially well received by the new mobile-driven, social-sharing and tech-savvy customer generation. With Fusionex’s capability to capture such a large population, Greenpro is confident that this partnership will create value both for Greenpro and its clients.

3.	Wealth Products Development:

Greenpro has partnered with B&G Capital Resources (“B&G”) and Kingsley Edugroup Limited (“Kingsley”) to launch the Greenpro EduHome Trust program (“EduHome”), which focuses on mass market, in response to increasing popularity of the Malaysia My Second Home program (“MM2H”). EduHome intends to provide an innovative trust solution of investment and educational opportunities from the MM2H program in Malaysia, one of Southeast Asia’s most vibrant economy. Greenpro expects this program will benefit 616 families and contribute investment of over USD210 million into the Malaysian economy. Greenpro believes many of the Hong Kong and Greater Bay Area residents seek a serene and secure environment to cultivate learning for the next generation of leaders. This is precisely what EduHome is intended to provide through the Kingsley International School and the Beaumont Residence in Kingsley Hills.

4.	ADAQ Development:

ADAQ is a next generation online financial information platform which facilitates connecting private high growth emerging companies with access to potential investors and synergetic companies. ADAQ is dedicated to equip emerging growth companies in the Asia Pacific region with the guidance and information to identify, build and stream their sustainable core values. In addition, it offers an acceleration program to incubate and assist companies to accelerate the process by which they seek to list on international exchanges such as New York Stock Exchange (“NYSE”), NASDAQ and Hong Kong Stock Exchange (“HKEX”).

●	ADAQ has three major functions:

1. Corporate Value Building Program

2. Online platform and acceleration process to International Capital Market Listing

3. Online Financial Information Market

We intend to strengthen the development of ADAQ as an acceleration platform to assist high growth emerging companies in the ASEAN regions covering Malaysia, Thailand, Singapore, Indonesia, Myanmar, Laos and Vietnam, and China to obtain funding and prepare for an IPO. An increasing number of companies across South-East Asia and the Greater Bay Area are interested in listing on the ADAQ market platform. We believe the successful development of the platform will heighten the prospects of Greenpro’s venture capital projects, aiming to achieve success and to widen market coverage to source for new potential projects.

●	Wealth Management Portfolio Development. The increase in the number of high-net-worth individuals in the Asia Pacific Region has created opportunities and needs for cross-border wealth management services. Leveraging our competitive advantages with integrated financial services and strategic offices, we look forward to enhancing our strategic development in wealth management, fund management and asset management businesses. We continue to look for partnerships to explore the potential of wealth management, fund management and asset management services, and provide with the assistance from our affiliates customized wealth creation, wealth protection and wealth succession solutions for medium, high and ultra-high net worth individuals/families in the Asian region. We also expect to place more efforts into the development of our Wealth Network Database through Greenpro Synergy Network (“G.S.N.”) – a wealth and investment community focusing on wealth related information sharing.

For our long-term plan and development, we look forward to initiating the plan for “Greenpro Capital Tower” in ASEAN as an effort to further develop our brand, strengthen our operational and client base with stronger customers and market confidence. We are currently in the planning stage to build a 20-storey building located in the Commercial Business District of Malaysia as our ASEAN headquarters, enabling the market in the region to have better access to our services while also strengthening our market visibility. In addition, we plan to continue to grow through mergers and acquisitions of related services to enhance our services horizontally and vertically. We are continuously sourcing synergetic and licensed financial institutions to strengthen our capabilities and scope of our services with the aim to widen our market coverage.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and elsewhere in this Annual Report, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could be decline and you may lose all or part of your investment.

Risks Related to our Business

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Nevada in July 2013. For the year ended December 31, 2019 and 2018, we have generated $4,484,822 and $4,213,360, respectively, in revenues and incurred net losses of $1,349,478 and $8,325,163, respectively. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we are operating. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to market our product and services;

●	our ability to generate revenues; and

●	our ability to raise the capital necessary to continue marketing and developing our product.

We are not currently profitable and may not become profitable.

As of December 31, 2019, we had $1,256,739 cash on hand and our Greenpro’s common stockholders’ equity was $3,194,813. We have generated $4,484,822 in revenue in 2019 and have incurred operating loss of $1,591,085 and net loss of $1,349,478. We expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve profitability. We also expect to experience negative cash flow for the foreseeable future due to operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our business.

We may not be able to continue to operate as a going concern.

For the year ended December 31, 2019, the Company incurred a net loss of $1,349,478 and used cash in operating activities of $1,457,193, and at December 31, 2019, the Company had a working capital deficiency of $2,078,026. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2019 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if necessary, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

Our operations focus on utilizing the sales efforts which are principally located in South-East Asia and East Asia. As a result, the results of our operations, cash flows and financial condition depend upon the demand for our services in these regions. Lack of broad diversification in the industry type and geographic location, adverse developments in our current segment of the midstream industry, or in our existing areas of operation, could have a greater impact on the results of operations, cash flows and financial condition than if our operations were more diversified.

Risks Related to Doing Business in South-East Asia and East Asia

Our business is subject to the risks of international operations.

Our business operations are conducted in South-East Asia and East Asia. Accordingly, the results of our operations, financial condition and prospects are subject to a significant degree to the economic, political and legal conditions of the South-East Asia and East Asia countries where we intend to develop business. Following the closing of our initial public offering in 2017, we derive a significant portion of our revenues and earnings from Hong Kong, our principal business place, PRC, Malaysia and other South-East Asia countries, respectively. Operation in multiple foreign countries involves substantial risk. For example, our operations and business activities are subject to a variety of laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy and security requirements, labor laws, intellectual property laws, privacy laws, and anti-competition regulations. As we expand into additional countries, the complexity inherent in complying with these laws and regulations increases, making compliance more difficult and costly and driving up the costs of doing business in foreign jurisdictions. Any failure to comply with foreign laws and regulations could subject us to fines and penalties, make it more difficult or impossible to do business in that country and harm our reputation.

The Hong Kong economy may be vulnerable to slowdown in Chinese activity and world trade.

Since Hong Kong is now closely linked to China with respect to economic and political development, Hong Kong economic and political development will be more likely to be affected by China’s development. As there are more and more mainland Chinese companies listed on The Hong Kong Stock Exchange and industries in general are becoming delocalized to mainland China, the Hong Kong stock market and local economy will become more vulnerable to the economic development in the mainland China. If the economic development in China becomes unstable, the Hong Kong economy will be negatively affected. Besides, the Hong Kong economy is externally oriented and highly dependent on trade with the rest of the world. Our business may be subject to the cyclical effect of the economic development in the world, including the adverse impact of the coronavirus outbreak in China.

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including the recent COVID-19 outbreak.

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. While the COVID-19 outbreak is still in relatively early stages, international stock markets have begun to reflect the uncertainty associated with the slow-down in the global economy and the reduced levels of international travel experienced since the beginning of January, large declines in oil prices and the significant decline in the Dow Industrial Average at the end of February and beginning of March 2020 was largely attributed to the effects of COVID-19. Any resulting financial impact cannot be reasonably estimated at this time. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We are still assessing our business operations and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our sector in particular.

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

The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect on subsequent cases with similar issues and fact patterns. Furthermore, in line with its transformation from a centrally planned economy to a relatively free market economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. For example, the PRC government may impose restrictions on the amount of service fees that may be payable by municipal governments to wastewater and sludge treatment service providers. Also, the PRC central and municipal governments may impose more stringent environmental regulations which would affect our ability to comply with, or our costs to comply with, such regulations. Such changes, if implemented, may adversely affect our business operations and may reduce our profitability

We face the risk that changes in the world economy and political developments in Malaysia may adversely affect our business.

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

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in South-East Asia and East Asia, which may experience corruption. Our proposed activities in South-East Asia and East Asia create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

You may have difficulty enforcing judgments against us.

We are a Nevada corporation but most of our assets are and will be located outside of the United States. Almost all our operations are conducted in Hong Kong, Malaysia and the PRC. In addition, most of our officers and directors are the nationals and residents of a country other than the United States. Most of their assets are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon them. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, since he or she is not a resident in the United States. In addition, there is uncertainty as to whether the courts of Hong Kong or other Asian countries would recognize or enforce judgments of U.S. courts.

Payment of dividends is subject to restrictions under Nevada, Hong Kong, Malaysia and the PRC laws.

Under Nevada law, we may only pay dividends subject to our ability to service our debts as they become due and provided that our assets will exceed our liabilities after the payment of such dividends. Our ability to pay dividends will therefore depend on our ability to generate adequate profits. Under the Hong Kong Companies Ordinance, we are permitted to make payments of dividends from distributable profits (that is, accumulated realized profits less its accumulated realized losses). Under the Laws of Malaysia, we may only make a distribution to the shareholders out of our profits available if we are solvent. The Company is regarded as solvent if the Company can pay its debts as and when the debts become due within twelve months immediately after the distribution is made. In addition, because of a variety of rules applicable to our operations in China and the regulations on foreign investments as well as the applicable tax law, we may be subject to further limitations on our ability to declare and pay dividends to our shareholders.

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

Together, our Chief Executive Officer, Mr. Lee Chong Kuang, and our Chief Financial Officer, Mr. Loke Che Chan Gilbert own a large percentage of our outstanding stock and could significantly influence the outcome of our corporate matters.

Mr. Lee Chong Kuang, our CEO, beneficially owns 31.77% of our outstanding shares of common stock, and Mr. Loke Che Chan Gilbert, our CFO, beneficially owns 31.77% of our outstanding shares of common stock. As a result, Messrs. Lee and Loke are able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit the other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Risks Related to our Common Stock

Our failure to meet the continued listing requirements of Nasdaq could result in the de-listing of our common stock.

On November 29, 2019, we received a letter from Nasdaq which stated that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer met the requirement set forth in NASDAQ Rule 5450(a)(1), which requires listed securities to maintain a minimum bid price of $1 per share (the “Minimum Bid Price Rule”). In accordance with NASDAQ Rule 5810(c)(3)(A), we have been provided with a period of 180 calendar days, or until May 27, 2020, to regain compliance with the Minimum Bid Price Rule. We may regain compliance with the Minimum Bid Price Rule if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days at any time prior to May 27, 2020. We are considering available options to regain compliance with the Minimum Bid Price Rule by May 27, 2020. If we fail to satisfy the continued listing requirements of Nasdaq, including the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of certain companies. These market fluctuations may also materially and adversely affect the market price of the shares.

In case that our shares trade under $5.00 per share they will be considered penny stock. Trading in penny stocks has many restrictions and these restrictions could severely affect the price and liquidity of our shares.

If our stock trades below $5.00 per share, our stock would be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock would be considered as a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established Members and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stocks is often volatile, and you may not be able to buy or sell the stock when you want to.

We do not anticipate paying cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future. Presently, we intend to retain all our earnings, if any, to finance development and expansion of our business. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at Room 1701-1703, 17/F., The Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong. We are subject to a three-year operating lease from May 1, 2018 and expiring on April 30, 2021.

Location	Owner	Use

B-7-5, North Point Office, Mid Valley City, No. 1, Medan Syed Putra Utara~59200 Kuala Lumpur, Malaysia	Greenpro Resources Sdn. Bhd.	Self-use business premises

D-07-06 and D-07-07~Skypark @ One City Jalan USJ 25.1~47650 Subang Jaya, Selangor, Malaysia	Greenpro Resources Sdn. Bhd.	Investment for rental and capital gains

Room 05, 22/F., Di Wang Building No.5002 Shen Nan Dong Road Luohu District, Shenzhen, China	Greenpro Management Consultancy (Shenzhen) Limited	Self-use business premises

Factory Units A7, A8, B1, B6, B7, B8, B9, C3, C6, C7, C8, C9, D8, D9 on 14/F., Wang Cheung Industrial Building, 6 Tsing Yeung Circuit, Tuen Mun, N.T., Hong Kong	Forward Win International Limited	Investment for rental and capital gains

In May 2013, the Company obtained a loan in the principal amount of MYR1,629,744 (approximately $398,402) from Standard Chartered Saadiq Berhad, a financial institution in Malaysia to finance the acquisition of leasehold office units at Skypark One City, Selangor in Kuala Lumpur, Malaysia which bears interest at the base lending rate less 2.1% per annum with 300 monthly installments of MYR9,169 (approximately $2,241) each and will mature in May 2038. The mortgage loan is secured by (i) the first legal charge over the property, (ii) personally guaranteed by Mr. Lee Chong Kuang and Mr. Loke Che Chan Gilbert, the directors of the Company, and (iii) corporate guaranteed by a related company which is controlled by the directors of the Company.

In August 2013, the Company, through Mr. Lee Chong Kuang, the director of the Company, obtained a loan in the principal amount of MYR1,074,696 (approximately $262,717) from United Overseas Bank (Malaysia) Berhad, a financial institution in Malaysia to finance the acquisition of a leasehold office unit at Northpoint, Mid Valley City in Kuala Lumpur, Malaysia which bears interest at the base lending rate less 2.2% per annum with 360 monthly installments of MYR5,560 (approximately $1,359) each and will mature in August 2043. The mortgage loan is secured by the first legal charge over the property.

In December 2017, the Company obtained a loan in the principal amount of RMB9,000,000 (approximately $1,292,546) from Bank of China Limited, a financial institution in China to finance the acquisition of leasehold office units of approximately 5,000 square feet at the Di Wang Building (Shun Hing Square), Shenzhen, China. The loan bears interest at a 25% premium above the 5-year-or-above RMB base lending rate per annum with 120 monthly installments and will mature in December 2027. The current interest rate of the loan is 6.125% per annum. The monthly installment will be determined by the sum of (i) a 25% premium above the 5-year-or-above RMB base lending rate per annum on the 20th day of each month for the interest payment and (ii) RMB75,000 (approximately $10,771) for the fixed repayment of principal. The mortgage loan is secured by (i) the first legal charge over the property, (ii) a Restricted-Cash Fixed Deposit of RMB1,000,000 (approximately $143,616) of Greenpro Management Consultancy (Shenzhen) Limited, (iii) the accounts receivable of Greenpro Management Consultancy (Shenzhen) Limited, (iv) corporate guaranteed by Greenpro Financial Consulting Limited, (v) corporate guaranteed by a related company which is controlled by Mr. Loke Che Chan Gilbert and (vi) personally guaranteed by Ms. Chen Yanhong, the legal representative of Greenpro Management Consultancy (Shenzhen) Limited and a shareholder of the Company.

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

On March 27, 2020, the closing price for our common stock as reported on the NASDAQ Capital Market was $0.44.

As of March 30, 2020, we had 54,723,889 shares of our common stock issued and outstanding. There were approximately 283 record holders of our common stock. Such number does not include any shareholders holding shares in nominee or “street name.”

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

Recent Sales of Unregistered Securities

All sales of unregistered common stock of the Company were made in reliance upon Section 4(a)(2) of the Securities Act, Regulation D and/or Rule 903 of Regulation S promulgated thereunder.

Date	Shares of common stock issued	Cash Proceeds from share issuance	Recipients of Shares
July 20, 2018 (1)	38,524	$288,930	Two shareholders
July 20, 2018 (2)	578	$4,335	One shareholder
January 2, 2019 (3)	8,602	$41,290	Two shareholders

1.	The Company issued 38,524 shares of restricted common stock at a price of $7.50 per share for aggregate gross proceeds of $288,930 plus cash of $75,000 for the acquisition of 49% of the shareholdings of KSP Holding Group Company Limited (renamed to Greenpro KSP Holding Company Limited on August 7, 2018).

2.	The Company issued 578 shares of restricted common stock at a price of $7.50 per share for aggregate gross proceeds of $4,335 for a stock issuance fee to Network 1 Financial Securities.

3.

The Company issued 8,602 shares of restricted common stock at a price of $4.80 per share for aggregate gross proceeds of $41,290, plus cash of $129,032 for the acquisition of 100% of the shareholdings of Sparkle Insurance Brokers Limited (renamed to Greenpro Sparkle Insurance Brokers Limited on April 4, 2019).

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2019 and 2018, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

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

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. One of our venture capital business segments focuses on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods, which will include education and support services, and (2) searching the investment opportunities in selected start-up and high growth companies, which may generate significant returns to the Company. Our venture capital business focuses on companies located in South-East Asia and East Asia, including Hong Kong, Malaysia, China, Thailand and Singapore. Another venture capital business segment focuses on rental activities of commercial properties and the sale of investment properties.

Results of Operations

For information regarding our controls and procedures, see Part II, Item 9A - Controls and Procedures, of this Annual Report.

During the years ended December 31, 2019 and 2018, we operated in three regions: Hong Kong, Malaysia and China. We derived revenues from rental activities of our commercial properties, sale of properties, and the provision of services. A table further describing our revenue and cost of revenues is set forth below:

	Year ended December 31,
	2019	2018

REVENUES:
Service revenue (including $1,977,186 and $420,730 of service revenue from related parties for the year ended December 31, 2019 and 2018, respectively)	$4,201,601	$2,680,748
Sale of properties	189,522	1,368,220
Rental revenue	93,699	164,392
Total revenues	4,484,822	4,213,360

OPERATING COSTS AND EXPENSES:
Cost of service revenue (including $300,561 and $66,000 of cost of service revenue to related parties for the year ended December 31, 2019 and 2018, respectively)	(1,191,301)	(998,783)
Cost of properties sold	(137,205)	(1,019,790)
Cost of rental revenue	(48,281)	(62,611)
General and administrative (including $186,026 and $0 of general and administrative expenses to related parties for the year ended December 31, 2019 and 2018, respectively)	(4,675,050)	(4,286,753)
Impairment of other receivables	(24,070)	-
Impairment of goodwill and intangible assets	-	(997,137)
Impairment of notes receivable-related party	-	(77,088)
Impairment of other investments (including $0 and $250,000 of related party investments for the year ended December 31, 2019 and 2018, respectively)	-	(990,197)
Total operating costs and expenses	(6,075,907)	(8,432,359)

LOSS FROM OPERATIONS	$(1,591,085)	$(4,218,999)

Comparison of the years ended December 31, 2019 and 2018

Total Revenues

Total revenue was $4,484,822 and $4,213,360 for the years ended December 31, 2019 and 2018, respectively. The increase of $271,462 was due to the broadening of the range of business services offered and the increase in our client base. We expect revenue from our service business segment to increase as we continue to grow our business and expand into new territories.

Service Business Revenue

Revenue from the provision of business services was $4,201,601 and $2,680,748 for the years ended December 31, 2019 and 2018, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial review services. We experienced an increase in service income and expect revenue from our service business consulting and advisory services will have a steady growth in the following years.

Real Estate Business

Rental Revenue

Revenue from rentals was $93,699 and $164,392 for the years ended December 31, 2019 and 2018, respectively. The decrease in 2019 is primarily related to the sale of properties in 2018 that were being rented. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in near future.

Sale of properties

For the year ended December 31, 2019, revenue from the sale of properties was $189,522, which was derived from the sale of one property located in Hong Kong. For the year ended December 31, 2018, there was revenue of $1,368,220 generated from the sale of eight properties located in Hong Kong.

As opportunities permit, management expects to continue to purchase and sell commercial real estate in near future. Accordingly, we expect revenue and costs attributable to the sale of properties to fluctuate on a going forward basis.

Total Operating Costs and Expenses

Total operating costs and expenses were $6,075,907 and $8,432,359 for the years ended December 31, 2019 and 2018, respectively. They consist of cost of service revenue, cost of real estate properties sold, cost of rental revenue, general and administrative, impairment of goodwill and intangible assets and impairment of other investments, and impairment of other receivable.

The losses from operations for the Company for the years ended December 31, 2019 and 2018 were $1,591,085 and $4,218,999, respectively. The decrease in a loss from operations was mainly due to an increase in service revenue of $1,520,853 and a decrease in impairment losses of $2,040,352.

Cost of service revenue

Costs of revenue for provision of services were $1,191,301 and $998,783 for the years ended December 31, 2019 and 2018, respectively. It primarily consists of employee compensation and related payroll benefits, company formation cost and other professional fees directly attributable to cost related to the services rendered.

Cost of real estate properties sold

Costs of revenue on properties sold were $137,205 and $1,019,790 for the years ended December 31, 2019 and 2018, respectively. It primarily consists of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue

Cost of rental revenue was $48,281 and $62,611 for the years ended December 31, 2019 and 2018, respectively. It includes the costs associated with taxes, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fee and utility expenses are paid directly by tenants.

General and administrative

General and administrative (“G&A”) expenses were $4,675,050 and $4,286,753 for the years ended December 31, 2019 and 2018, respectively. The general and administrative expenses consist primarily of salary and wages of $1,893,254, rent and rates of $401,553, advertising and promotion of $140,653, directors’ remuneration of $360,910, and audit, legal, and other professional fees of $590,775. We expect our G&A expenses will continue to increase as we integrate our business acquisitions, expand our businesses and offices into new jurisdictions, and strengthen our existing businesses.

Impairment of Other Receivables

The impairment losses on other receivables were $24,070 and $0 for the years ended December 31, 2019 and 2018, respectively.

Impairment of Goodwill and Intangible Assets

For the year ended December 31, 2019, no impairment of goodwill or intangible assets were recorded. For the year ended December 31, 2018, impairment losses on goodwill were $892,137 and impairment losses on intangible assets were $105,000. The Company performed impairment tests as of December 31, 2019 and determined that there were no impairment of goodwill and intangible assets at December 31, 2019.

Impairment of Notes Receivable-Related Party

For the year ended December 31, 2019, no impairment was recorded. The impairment loss on notes receivable was $77,088 for the year ended December 31, 2018.

Impairment of Other Investments

As of December 31, 2019, no impairments of other investments were recorded.

At December 31, 2018, the Company determined that its investments in Acorn Group Holdings Limited and Greenpro KSP Holding Group Limited (related parties) were impaired and recorded an impairment loss on unconsolidated investments of $618,265 in 2018.

In addition, during 2018, the Company made a deposit on a potential real estate acquisition that was subsequently cancelled. As of December 31, 2018, the deposit was not returned, and the Company determined that the deposit was impaired and recorded an impairment loss on the deposit of $371,932 in 2018.

As a result, total impairment losses were $990,197 for the year ended December 31, 2018.

Fair value of common stock issued in connection with financing transaction

For the year ended December 31, 2019, there were no shares of common stock issued in connection with a financing transaction.

On July 18, 2018, the Company sold 906,666 shares of the Company’s common stock in a private placement to V1 Group Limited (“V1 Group”). The Company determined the fair value of the 906,666 shares issued to V1 Group was $6 per share based on the Company’s contemporaneous public offering price, or $5,440,000. The Company received a net of $800,000 from V1 Group’s investment. The difference of $4,640,000 was recorded as an expense of the transaction for the year ended December 31, 2018.

Attributable to noncontrolling interest

The Company recorded net income (loss) attributable to noncontrolling interest in the consolidated statements of operations for noncontrolling interests of consolidated subsidiaries.

At December 31, 2019, the consolidated financial statements include noncontrolling interests related to the Company’s respective 60% ownership of Forward Win International Limited, Yabez (Hong Kong) Company Limited and Yabez Business Service (SZ) Company Limited.

The Company recorded net loss attributable to noncontrolling interest of $4,929 for the year ended December 31, 2019 and net income attributable to noncontrolling interest of $224,604 for the year ended December 31, 2018. In 2018, net income attributable to noncontrolling interests was primarily due to the share of its income allocated to noncontrolling interests from our consolidated subsidiary Forward Win International Limited, which sells property located in Hong Kong. In 2019, net loss attributable to noncontrolling interests was primarily due to a net loss recorded from Forward Win International Limited and its share of loss allocated to the noncontrolling interests.

Net Loss

Net losses were $1,349,478 and $8,325,163 for the year ended December 31, 2019 and 2018, respectively. The decrease in net loss in 2019 was mainly due to an increase in service revenue of $1,520,853, a decrease in impairment losses of $2,040,352, and a decrease in the fair value of common stock issued with financing transaction of $4,640,000 compared to 2018.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Annual Report, we are not aware of any trends, uncertainties, demands, commitments or events for the year ended December 31, 2019 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2019.

Contractual Obligations

As of December 31, 2019, two of the Company’s subsidiaries lease three offices in Hong Kong under three separate non-cancellable operating leases, two of which have a term of three years commencing from October 15, 2019 to October 14, 2022 and from May 1, 2018 to April 30, 2021, and one of which has a term of six months commencing from November 1, 2019 to April 30, 2020. One of the subsidiaries of the Company leases an office in PRC under a separate non-cancellable operating lease with a term of three years commencing from March 25, 2019 to March 24, 2022. Another subsidiary of the Company leases an office in Malaysia under a separate non-cancellable operating lease with a term of one year commencing from April 1, 2019 to March 31, 2020. At December 31, 2019, the future minimum rental payments under these leases aggregate are approximately $541,588 and are due as follows: 2020: $345,450; 2021: $161,574 and 2022: $34,564, respectively.

Related Party Transactions

For the years ended December 31, 2019 and 2018, related party service income totaled $1,977,186 and $420,730, respectively.

For the years ended December 31, 2019 and 2018, related party expenses included in cost of services and general and administrative expenses totaled $486,587 and $143,088, respectively. For the years ended December 31, 2019 and 2018, related party other income totaled $9,798 and $14,900, respectively. For the year ended December 31, 2019, there were no impairments of related party investments. For the year ended December 31, 2018, impairment of related party investments totaled $618,265.

The amount due from related parties was $61,623 and $95,794 as of December 31, 2019 and 2018, respectively. The amount due to related parties were $1,009,760 and $862,532 as of December 31, 2019 and 2018, respectively.

Our related parties are mainly those companies in which Greenpro Venture Capital Limited or Greenpro Resources Limited owns a certain percentage of the shares of such companies, or those companies that the Company can exercise significant influence over those companies in making financial and operating policy decisions. Some of the related parties are either controlled by or under common control of Mr. Loke Che Chan, Gilbert or Mr. Lee Chong Kuang, the director of the Company. One of the related parties is controlled by Ms. Chen Yanhong, the director of one of our subsidiaries.

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

Liquidity and Capital Resources

As of December 31, 2019, we had working capital deficiency of $2,078,026 as compared to working capital deficiency of $541,221 as of December 31, 2018. The increase of working capital deficiency was mainly due to a decrease of cash and cash equivalents, prepaids and other current assets and deferred costs of revenue, and an increase of a short-term loan of $385,158 in 2019. As of December 31, 2019, we had total current assets of $1,798,245 consisting of cash and cash equivalents of $1,256,739, accounts receivable of $221,529, prepaids and other current assets of $246,156, and deferred costs of revenue of $73,821, compared to total current assets of $3,176,197 as of December 31, 2018. We had current liabilities of $3,876,271 mainly consisting of amounts due to related parties of $1,009,760, accounts payable and accrued liabilities of $757,813 and deferred revenue of $1,202,153 as of December 31, 2019. The Company’s net losses were $1,349,478 and $8,325,163 for the year ended December 31, 2019 and 2018, respectively. The decrease in net loss was mainly due to an increase in service revenue of $1,520,853 and a decrease in impairment losses of $2,040,352 in 2019.

For the year ended December 31, 2019, the Company incurred a net loss of $1,349,478 and used cash in operating activities of $1,433,371, and at December 31, 2019, the Company had a working capital deficiency of $2,078,026. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our December 31, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

The maturities of the long-term bank loans for each of the five years and thereafter are as follows:

Year ending December 31:
2020	$531,488
2021	147,207
2022	148,052
2023	148,935
2024	148,105
Thereafter	869,264

Total	$1,993,051

Operating activities

Net cash used in operating activities was $1,457,193 for the year ended December 31, 2019 as compared to net cash used in operating activities of $1,001,421 for the year ended December 31, 2018. The cash used in operating activities in 2019 was mainly from net loss for the year, a decrease of deferred revenue and a decrease in the fair value of derivative liabilities, while the cash used in operating activities in 2018 was mainly from net loss for the year, an increase of deferred costs of revenue and a decrease in the fair value of derivative liabilities. Non-cash expenses totaled $289,819 and $6,985,443 for the years ended December 31, 2019 and 2018, respectively, which were mostly composed of depreciation and amortization of $265,749 for the year ended December 31, 2019.

The Company has incurred operating losses and used cash in its operating activities for the past two years. In fiscal 2019, the Company suffered a decrease in deferred revenue, which resulted in negative operating cash flow. The decrease in deferred revenue was due to an increase of listing advisory services rendered during 2019.

Investing activities

Net cash provided by investing activities was $161,424 for the year ended December 31, 2019 and net cash provided by investing activities was $461,134 in 2018.

The cash provided by investing activities was mainly the cash proceeds from real estate held for sale of $189,522 in 2019. Net cash provided by investing activities was primarily the cash proceeds from real estate held for sale of $1,248,887 in 2018.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2019 was $381,798 while net cash provided by financing activities for the year ended December 31, 2018 was $1,567,644.

The cash provided by financing activities mainly resulted from a short-term loan proceeds of $385,158 in 2019.

Below is the tabular summary of the financing activities of the Company during 2019 and 2018:

Date	Shares of common stock issued	Cash Proceeds from share issuance	Recipients of Shares
May 24, 2018 to June 6, 2018 (1)	535,559	$2,257,116	Twenty shareholders
July 18, 2018 (2)	906,666	$698,000	One shareholder
July 20, 2018 (3)	38,524	$288,930	Two shareholders
July 20, 2018 (4)	578	$4,335	One shareholder
January 2, 2019 (5)	8,602	$-	Two shareholders

1.	The Company completed the sale of 535,559 shares of restricted common stock at a price of $6.00 per share for aggregate gross proceeds of $3,213,354 in a public offering. After deduction of $956,238 of offering costs, the net proceeds were $2,257,116.

2.	On July 18, 2018, the Company sold 906,666 shares of the Company’s common stock in a private placement to V1 Group Limited (“V1 Group”), a public company listed on the Hong Kong Stock Exchange, for total proceeds of $6,800,000. The transaction was structured as a capital stock subscription. The Company used the proceeds of the offering to make an investment to a private company for $6,000,000. The investment was structured as a note receivable to the private company to be collected in two years. The Company determined that the economic substance of the two transactions was a capital transaction with the Company issuing 906,666 shares of its common stock for $6,800,000, made up of $800,000 cash, and $6,000,000 due from a note receivable to be collected in two years. As the Company cannot determine the collectability of the note receivable, the funds will be recognized as a capital contribution when collected. After deduction of $102,000 of offering costs, the net proceeds were $698,000.

3.	The Company issued 38,524 shares of restricted common stock at a price of $7.50 per share for aggregate gross proceeds of $288,930, plus cash of $75,000 for the acquisition of 49% of the shareholdings of KSP Holding Group Company Limited (renamed Greenpro KSP Holding Company Limited on August 7, 2018).

4.	The Company issued 578 shares of restricted common stock at a price of $7.50 per share for aggregate gross proceeds of $4,335 for stock issuance fee to Network 1 Financial Securities, Inc.

5.

The Company issued 8,602 shares of restricted common stock at a price of $4.80 per share for aggregate gross proceeds of $41,290, plus cash of $129,032 for the acquisition of 100% of the shareholdings of Sparkle Insurance Brokers Limited (renamed to Greenpro Sparkle Insurance Brokers Limited on April 4, 2019).

As of December 31, 2019, there were 54,723,889 shares of Common Stock issued and outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, and have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2019, the Company’s internal controls over financial reporting were effective.

Remediation Efforts on Previously Identified Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in Part II, Item 9A., “Controls and Procedures,” in our Annual Report on Form 10-K for fiscal year ended December 31, 2018, we identified control deficiencies during fiscal 2018 that constituted material weaknesses relating to: (1) the Company’s control environment, including an insufficient number of personnel with an appropriate U.S. GAAP experience, and an insufficient number of personnel to perform control design, execution and monitoring activities; (2) the Company did not have adequate risk assessment controls; (3) the Company did not maintain effective controls over its financial statement close and reporting process; (4) The Company’s Board of Directors and Audit Committee do not review and approve significant transactions; and (5) there were inadequate controls associated with the recording of nonroutine, complex, and unusual transactions.

To address the previously disclosed material weakness described above, in fiscal 2019, management implemented a remediation plan, with oversight from our audit committee, which included establishing and improving policies, procedures and control activities primarily associated with the Company’s control environment, risk assessment process, financial statement close and reporting, review and approval of significant transactions, and recording nonroutine, complex, and unusual transactions, including increasing personnel resources and increasing technical accounting training and expertise. We concluded that the previously identified material weaknesses have been remediated as of December 31, 2019.

As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures. However, we cannot be certain that the measures we have taken or may take in the future will ensure that we establish and maintain adequate controls over our financial processes and reporting in the future.

Changes in Internal Control over Financial Reporting

 Other than as described above in the section “Remediation Efforts on Previously Identified Material Weakness,” there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, intends that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers and directors as of the date of this Annual Report.

Name	Age	Positions and Offices

Lee, Chong Kuang	46	President, Chief Executive Officer, Director
Loke Che Chan Gilbert	65	Chief Financial Officer, Secretary, Treasurer, Chairman of the Board
Chuchottaworn, Srirat (1)	51	Director
Louis, Ramesh Ruben (1)(2)(3)	42	Director
Glendening, Brent Lewis (1)(2)(3)	65	Director
Bringuier, Christophe Philippe Roland (1)(2)	42	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Lee, Chong Kuang, age 46, has served as our Chief Executive Officer, President and Director since July 19, 2013. During the period of July 19, 2013 to June 5, 2019, he served as Chairman of the Board. From 2003 until January 2015, Mr. Lee served as a director of Asia UBS Global Ltd, a Hong Kong company, which he founded in 2003. He served as director, Chief Financial Officer and Treasurer of Odenza Corp. from February 4, 2013 to April 29, 2016. He also served as the Chief Financial Officer and director of Moxian Corporation from October 2012 until December 2014. Mr. Lee served as director of Greenpro Talents Ltd. from November 16, 2015 to June 6, 2017. Mr. Lee served as director of GC Investment Management Limited, which is the investment manager of Greenpro Asia Strategic SPC, since April 6, 2016. From 1997 to 2000, Mr. Lee worked at K. Y. Ho & Co, Chartered Accountants. He began his professional career with Siva Tan & Co., a Chartered Accountant firm in Malaysia in 1995 where he remained until 1997. As a qualified member of the ACCA and Malaysia Institute of Accountants, Mr. Lee earned his professional qualification from the Hong Kong Institute of Certified Public Accountants and extended his professional services covering accounting, tax, corporate structuring planning with special focus in cross-border client nature, in addition to his accounting software businesses. Mr. Lee established the Cross-Border Business Association (CBBA) – a NGO (Non-Government Organization) established under Hong Kong Society Act - to provide information and professional advice in Cross Border Business for its investment members. For the Cross-Border Investment especially in the mining resources companies which are growing fast since 2011, Mr. Lee continues to support its clients by using cloud platform to strengthen its clientele through the use of technology advancement and models such as SaaS, PaaS, etc., for accounting and management solution purposes. Mr. Lee brings to the board of directors his business leadership, corporate strategy and accounting and financial expertise.

Loke, Che Chan Gilbert, age 65, has served as our Chief Financial Officer, Treasurer and Director since inception on July 19, 2013. Effective from June 6, 2019, he serves as Chairman of the Board. Mr. Loke has extensive knowledge in accounting and has been an accountant for more than 35 years. He was trained and qualified with UHY (formerly known as Hacker Young), Chartered Accountants, one of the large accounting firms based in London, England between 1981 and 1988. His extensive experience in auditing, accounting, taxation, SOX compliance and corporate listing has prompted him to specialize in corporate advisory, risk management and internal controls serving those small medium-sized enterprises. From September 1999 until June 2013, Mr. Loke served as an adjunct lecturer in ACCA P3 Business Analysis at HKU SPACE (HKU School of Professional and Continuing Education), which is an extension of the University of Hong Kong and provides professional and continuing education. Mr. Loke worked as an independent, non-executive director of ZMay Holdings Limited, a public company listed on the Hong Kong Stock Exchange from January 2008 to July 2008 and as Chief Financial Officer for Asia Properties Inc. from May 31, 2011 to March 28, 2012 and Sino Bioenergy Inc., with both companies listed on the OTC Markets in the US, from 2011 to 2012. Mr. Loke has served as the Chief Executive Officer and a director of Greenpro Resources Corporation since October 16, 2012. He has also served the Chief Executive Officer and a director of Moxian Corporation from October 2012 until December 2014. Mr. Loke served as an independent director of Odenza Corp. from February 2013 to May 2015. He has also served as the Chief Financial Officer, Secretary, Treasurer, and a director of CGN Nanotech, Inc. from September 4, 2014 to September 28, 2016.

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

Chuchottaworn, Srirat, age 51, joined us as an Independent Director on October 18, 2015. Ms. Chuchottaworn has more than 20 years in the IT and consulting business. In 1997, she became an SAP consultant for finance and controlling (FI/CO) and held a certificate of FI/CO. In 2004, she found I AM Group and has been the group director since then. She is an experienced project manager and holds multiple SAP certifications. She earned a Bachelor’s in Engineering Degree from the King Monkut’s Institute of Technology Ladkrabang and Master of Science in Information Technology from the Chulalongkorn University. Ms. Chuchottaworn brings to the board of directors business leadership and experience and familiarity with conducting business in Thailand.

Louis, Ramesh Ruben, age 42, joined us as an Independent Director of the Company on May 8, 2019. Mr. Louis is a Chartered Accountant of the Malaysian Institute of Accountants (MIA), a fellow member of Association of Chartered Certified Accountants (FCCA), a chartered member of the Institute of Internal Auditors, as well as a Certified Financial Planner. Mr. Louis has over 20 years of experience in accounting, auditing and risk management ranging from large public listed companies to multinational corporations, government agencies as well as SME’s in a spectrum of industries including plantation, property development, manufacturing, trading, IT, shipping, retailing, etc. He started his career at Arthur Andersen from December 1996 to 1997, and subsequently moved to BDO from April 2000 to 2004 and from 2005 to 2006, respectively. He also has experience in corporate finance with Southern Investment Bank Berhad for a year from 2004 to 2005. Mr. Louis has hands-on experience on other corporate exercises such as due diligence, IPO’s, issuance of bonds, corporate & debt restructuring and investigative audit. His training and advisory experience includes topics on Internal & Statutory Auditing, Public Sector/Government Audits, Value-for-Money Audits, ISQC 1, Risk Management & Internal Controls, Review and Assurance Engagements such as Financial Due Diligence, Forecasts & Projections, Forensic & Fraud Accounting/Auditing, as well as practical application of International Financial Reporting Standards (“IFRS”), Reporting Standards for SMEs (MPERS/PERS) and public sector accounting (MPSAS). He has facilitated training and provided advisory for public accountants across Asia Pacific, multinationals and public sector institutions. Mr. Louis is a certified trainer by the Human Resource Development Fund (HRDF), Ministry of Human Resources Malaysia. Mr. Louis brings to the board of directors extensive experience in mergers and acquisitions, risk management, strategic planning, and financial oversight and reporting.

Glendening, Brent Lewis, age 65, joined us as an Independent Director of the Company on October 1, 2019. Mr. Glendening, a U.S. citizen, is a global technology executive with over 25 years of experience in international management and strategic IT leadership driving business results and strategic programs. Since September 2018, he has served as the managing director of Brent Glendening & Associates LLC, a company that provides senior IT leadership development and support services in strategic planning, strategic supplier negotiations and business analytics / artificial intelligence (AI) development. From March 2017 to August 2018, he served as vice president of supply chain solutions of Halo BI LLC, a company that provides business analytics solutions with an emphasis in supply planning and utilizing AI to improve supply chain planning. In this role, Mr. Glendening was the chief architect for all business analytics solutions development. From April 2010 to February 2017, he served as vice president of information technology of The Carlstar Group LLC, a worldwide leader of specialty tires and wheels for the off-road enthusiast market. Mr. Glendening has expertise in global business harmonization, consolidation and restructuring. During his career, in addition to the positions disclosed above, Mr. Glendening has held senior technology management positions in various other notable companies, such as director of management information services of ADT Security Systems, Inc., executive vice president and chief information officer of Schindler Holding AG, Switzerland (SCHN: SWX), president of Schindler Informatik AG and vice president and international chief information officer of Whirlpool Corporation (NYSE: WHR). Mr. Glendening was awarded the Top 10 Chief Information Officer by Computerworld in Switzerland 2005. Mr. Glendening brings to the board of directors significant senior executive leadership experience, as well as relevant experience in information technology, AI and business process improvement.

Bringuier, Christophe Philippe Roland, age 42, joined us as an Independent Director of the Company on October 16, 2019. Mr. Bringuier, a French citizen, is currently living and working in Hong Kong. He has over 15 years of international exposure in France, India, PRC and Hong Kong. Mr. Bringuier has held various managerial positions in different industries such as banking, energy, direct marketing, watchmaking and financial services since 2001. Since 2018, he has served as the business transformation specialist of Equiom Group (HK) Limited, a company that provides end-to-end wealth protection and business support services to private clients, corporate clients and funds. Mr. Bringuier established his own consulting company in 2016, Itaque Consulting in Hong Kong, providing consulting services for business transformation, leadership and communication skill training and coaching courses for senior executives in various industries. From 2011 to 2016, he served as senior operations manager of Intertrust Group (HK) Limited, a company that delivers high-quality, tailored corporate, fund, capital market and private wealth services to its clients. In this role, Mr. Bringuier was in charge of internal audit, risk management and operational transformation processes. From 2007 to 2011, he served as project and marketing manager of Montrichard Watch Company Limited in Shenzhen, PRC, a watchmaking company with production plants in PRC and Switzerland, and offices in Europe, Asia and USA. Mr. Bringuier has expertise in process improvement, stakeholder management and project management in a complex, multicultural or cross-functional environment. Mr. Bringuier brings to the board of directors extensive knowledge and experience in talent development, executive coaching, business transformation and international operations.

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

Director Independence

The board of directors has reviewed the independence of our directors, applying the NASDAQ independence standards. Based on this review, the board of directors determined that each of Chuchottaworn Srirat, Louis Ramesh Ruben, Glendening Brent Lewis, and Bringuier Christophe Philippe Roland are independent within the meaning of the NASDAQ rules. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NASDAQ rules that our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

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

Board Leadership Structure and Role in Risk Oversight

Mr. Loke Che Chan Gilbert holds the positions of chief financial officer and chairman of the board of the Company. The board believes that Mr. Loke’s services as both chief financial officer and chairman of the board is in the best interest of the Company and its shareholders. Mr. Loke possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company in its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters relating to the business of the Company. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

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

●	The Audit Committee assists the board with the oversight of our financial reporting, independent auditors and internal controls. It is charged with identifying any flaws in business management and recommending remedies, detecting fraud risks and implementing anti-fraud measures. The audit committee further discusses Greenpro’s policies with respect to risk assessment, risk management and financial reporting.

●	The Compensation Committee oversees compensation, retention, succession and other human resources-related issues and risks.

●	The Corporate Governance and Nominating Committee overviews risks relating to our governance policies and initiatives.

Audit Committee

Our Audit Committee was established on March 23, 2016 and is currently comprised of all of our independent directors: Mr. Louis Ramesh Ruben (Chairman), Ms. Chuchottaworn Srirat, Mr. Glendening Brent Lewis and Mr. Bringuier Christophe Philippe Roland. Mr. Louis is Chair of the Audit Committee and he qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Our Compensation Committee was established on March 17, 2017 and currently consists of Mr. Louis Ramesh Ruben, Mr. Glendening Brent Lewis and Mr. Bringuier Christophe Philippe Roland. Mr. Louis serves as chairman of the Compensation Committee.

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

Our Corporate Governance and Nominating Committee was established on March 17, 2017 and currently consists of Mr. Glendening Brent Lewis and Mr. Louis Ramesh Ruben. Mr. Glendening serves as chairman of the Corporate Governance and Nominating Committee.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board

We do not currently have a procedure by which security holders may recommend nominees to the Board.

Director Qualifications

The Board of Directors is responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly skilled individuals with various qualities, attributes and professional experience. There are general requirements for service on the Board that are applicable to directors and there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board considers the qualifications of director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

In its assessment of each potential candidate, including those recommended by the stockholders, the Board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of each potential candidate, such as to evaluate the time and effort necessary to fulfill his or her responsibilities to the Company, business experiences and specialized skills of each candidate. Diversity of background including diversity of race, ethnicity, international background, gender and age, may be considered by the Nominating and Corporate Governance Committee when evaluating candidates for Board membership.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation paid during the year ended December 31, 2019 and 2018 to our principal executive officer and principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary ($)	Other Compensation ($)	Total ($)

Lee Chong Kuang	2019	169,000	26,000	193,000
Chief Executive Officer and President	2018	169,000	26,000	193,000

Loke Che Chan Gilbert	2019	169,000	26,000	193,000
Chief Financial Officer, Treasurer and Secretary	2018	169,000	26,000	193,000

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

Under the terms of the agreements, each of Messrs. Loke and Lee are entitled to receive a monthly salary of $13,000 and a monthly housing allowance of $2,000, plus one month’s additional salary and housing allowance by the end of each year. All of these are payable in the equivalent amount of Hong Kong Dollars. Any variances are mainly due to fluctuation of currency exchange.

Messrs. Loke and Lee are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf. The employment agreements also contain normal and customary terms relating to confidentiality, indemnification, non-solicitation and ownership of intellectual property.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

During our fiscal year ended December 31, 2018, we provided $500 per month as compensation to our independent directors who were also the members of audit committee, including Mr. Hee Chee Keong, Mr. Shum Albert and Ms. Chuchottaworn Srirat (started from December 1, 2018). During 2019, we provided monthly compensation to our independent directors, including Mr. Hee Chee Keong for $500 (up to May 8, 2019), Mr. Shum Albert for $500 (up to September 30, 2019), Ms. Chuchottaworn Srirat for $500, Mr. Louis Ramesh Ruben for $1,200 (started from May 8, 2019), Mr. Glendening Brent Lewis for $750 (started from October 1, 2019) and Mr. Bringuier Christophe Philippe Roland for $500 (started from October 16, 2019). All the independent directors are also the members of audit committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2020, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock or series a common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

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

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned(2)

Officers and Directors

Lee Chong Kuang(3) President, Chief Executive Officer and Director	17,385,837	31.77%

Loke Che Chan Gilbert Chief Financial Officer and Director	17,385,838	31.77%

Greenpro Talents Ltd	4,984,469	9.11%

Chuchottaworn Srirat Independent Director	1,221,500	2.23%

Louis Ramesh Ruben Independent Director (appointed on May 8, 2019)	4,000	0.00%

Glendening Brent Lewis Independent Director (appointed on October 1, 2019)	-	-

Bringuier Christophe Philippe Roland Independent Director (appointed on October 16, 2019)	-	-

Hee Chee Keong Independent Director (resigned on May 8, 2019)	-	-

All officers and directors as a group (7 persons named above)	35,997,175	65.77%

(1)	Except as otherwise set forth below, the address of each beneficial owner is Room 1701-1703, 17/F., The Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong.

(2)	Based on 54,723,889 shares of common stock outstanding as of March 30, 2020, together with securities exercisable or convertible into shares of common stock within 60 days of March 30, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 30, 2020, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents 17,385,837 shares held directly by Mr. Lee Chong Kuang and 1,661,150 shares held by his spouse, Yap Pei Ling.

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

Related party transactions amounted to $1,977,186 in service revenue for the year ended December 31, 2019 and $420,730 in service revenue for the year ended December 31, 2018.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2019 and 2018. Since late 2017, the Company has engaged Weinberg & Company P.A. (“Weinberg”) as its principal accountant. The accounting fees and services charged by Weinberg for 2019 and 2018 are shown in the following table.

Weinberg & Company P.A.

ACCOUNTING FEES AND SERVICES	2019	2018

Audit fees	$130,000	$130,000
Audit-related fees	-	-
Tax fees	$-	$-
All other fees	-	-

Total	$130,000	$130,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this Annual Report:

Financial Statements

The following financial statements of Greenpro Capital Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Annual Report:

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended*
3.2	Bylaws, as amended (2)
4.1	Form of common stock certificate (2)
4.2	Description of the Registrant’s common stock*
10.1	Letter of offer of Malaysia Office- One City D-07-06 (3)
10.2	Letter of offer of Malaysia Office- One City D-07-07 (3)
10.3	Exclusive Business Cooperation Agreement, dated June 13, 2016, by and between Greenpro Holding Limited and Greenpro Synergy Network Limited (4)
10.4	Loan Agreement, dated June 13, 2016, by and among Greenpro Holding Limited and Loke Che Chan, Gilbert, Lee Chong Kuang (4)
10.5	Share Pledge Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan, Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.6	Power of Attorney of Loke Che Chan Gilbert dated June 13, 2016 (4)
10.7	Power of Attorney of Lee Chong Kuang dated June 13, 2016 (4)
10.8	Exclusive Option Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan, Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.9	Sale and Purchase Agreement, dated as of April 25, 2017, between Greenpro Capital Corp. and Mr. Yiu Yau Wing and Mr. Chui Sang Derek (5)
10.10	Asset Purchase Agreement, dated as of April 27, 2017, between Greenpro Resources Limited and Gushen Credit Limited (6)
10.11	Employment Contract dated July 28, 2017, by and between the Company and Loke Che Chan, Gilbert (7)
10.12	Employment Contract dated July 28, 2017, by and between the Company and Lee Chong Kuang (7)
10.13	Independent Director Agreement, dated October 18, 2015, by and between the Company and Chuchottaworn Srirat (7)
10.14	Independent Director Agreement, dated March 14, 2016, by and between the Company and Shum Albert (7)
10.15	Independent Director Agreement, dated March 14, 2016, by and between the Company and Hee Chee Keong (7)
10.16	Placement Agency Agreement, dated May 31, 2018 (11)
10.17	Subscription Agreement and Supplemental Agreement dated as of July 18, 2018 (12)

10.18	Form of Loan Agreement dated July 17, 2018 between the Company and Shenzhen Rong Jin Jia Cheng Investment Limited (13)
10.19	Independent Director Agreement, dated May 8, 2019, by and between the Company and Louis Ramesh Ruben (14)
10.20	Independent Director Agreement, dated October 1, 2019, by and between the Company and Brent Lewis Glendening (15)
10.21	Independent Director Agreement, dated October 16, 2019, by and between the Company and Christophe Philippe Roland Bringuier (16)
14.1	Code of Ethics*
21.1	List of Subsidiaries *
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*
32.1	Section 1350 Certification of principal executive officer*
32.2	Section 1350 Certification of principal financial officer and principal accounting officer*
99.1	Charter of the Audit Committee*
99.2	Audit Committee Pre-Approval Procedures*
99.3	Charter of the Compensation Committee*
99.4	Charter of the Corporate Governance and Nominating Committee*

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

(14) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2019.

(15) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2019.

(16) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2019.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenpro Capital Corp.

Date: March 30, 2020	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee Chong Kuang	President and Chief Executive Officer	March 30, 2020
Lee Chong Kuang	(Principal Executive Officer)

/s/ Loke Che Chan, Gilbert	Chairman, Chief Financial Officer	March 30, 2020
Loke Che Chan, Gilbert	(Principal Financial and Accounting Officer)

/s/ Chuchottaworn Srirat	Director	March 30, 2020
Chuchottaworn Srirat

/s/ Louis Ramesh Ruben	Director	March 30, 2020
Louis Ramesh Ruben

/s/ Glendening Brent Lewis	Director	March 30, 2020
Glendening Brent Lewis

/s/ Bringuier Christophe Philippe Roland	Director	March 30, 2020
Bringuier Christophe Philippe Roland

GREENPRO CAPITAL CORP. Consolidated Financial Statements For The Years Ended December 31, 2019 and 2018 (With Report of Independent Registered Public Accounting Firm)

GREENPRO CAPITAL CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Greenpro Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenpro Capital Corp. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2019 the Company incurred a net loss and had negative cash flows from operations, and at December 31, 2019 had a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in relation to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.

We have served as the Company’s auditor since 2017.

Weinberg & Company, P.A.

Los Angeles, California

March 30, 2020

GREENPRO CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

(Expressed in U.S. Dollars)

	December 31, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents (including $163,813 and $145,385 of restricted cash as of December 31, 2019 and 2018, respectively)	$1,256,739	$2,172,048
Accounts receivable, net of allowance of $46,624 and $79,802 as of December 31, 2019 and 2018, respectively	221,529	188,054
Prepaids and other current assets (including due from related parties of $61,623 and $95,794 as of December 31, 2019 and 2018, respectively)	246,156	397,427
Deferred costs of revenue (including $0 and $184,000 of deferred costs for related parties as of December 31, 2019 and 2018, respectively)	73,821	418,668
Total current assets	1,798,245	3,176,197

Property and equipment, net	2,831,109	2,998,513
Real Estate investments:
Real estate held for sale	2,396,238	2,530,183
Real estate held for investment, net	796,059	818,465
Intangible assets, net	91,012	57,142
Goodwill	319,726	319,726
Other investments (including investments in related parties of $53,363 and $53,371 as of December 31, 2019 and 2018, respectively)	145,140	163,728
Operating lease right-of-use assets, net	506,924	-
TOTAL ASSETS	$8,884,453	$10,063,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$757,813	$575,594
Current portion of loans secured by real estate	531,488	147,416
Due to related parties	1,009,760	862,532
Income tax payable	27,598	73,595
Current portion of operating lease liabilities	318,914	-
Deferred revenue (including $140,000 and $920,000 from related parties as of December 31, 2019 and 2018, respectively)	1,202,153	1,816,358
Derivative liabilities	28,545	241,923
Total current liabilities	3,876,271	3,717,418

Loans secured by real estate, net of current portion	1,461,563	1,617,106
Operating lease liabilities, net of current portion	192,778	-
Total liabilities	5,530,612	5,334,524

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 54,723,889 and 54,715,287 shares issued and outstanding as of December 31, 2019 and 2018, respectively	5,473	5,472
Additional paid in capital	16,417,481	16,376,192
Accumulated other comprehensive loss	(95,169)	(66,277)
Accumulated deficit	(13,160,629)	(11,816,080)
Total Greenpro Capital Corp. common stockholders’ equity	3,167,156	4,499,307
Noncontrolling interests in consolidated subsidiaries	186,685	230,123

Total stockholders’ equity	3,353,841	4,729,430

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,884,453	$10,063,954

See accompanying notes

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Expressed in U.S. Dollars)

	Year ended December 31,
	2019	2018

REVENUES:
Service revenue (including $1,977,186 and $420,730 of service revenue from related parties for the years ended December 31, 2019 and 2018, respectively)	$4,201,601	$2,680,748
Sale of real estate properties	189,522	1,368,220
Rental revenue	93,699	164,392
Total revenues	4,484,822	4,213,360

OPERATING COSTS AND EXPENSES:
Cost of service revenue (including $300,561 and $66,000 of cost of service to related parties for the years ended December 31, 2019 and 2018, respectively)	1,191,301	998,783
Cost of real estate properties sold	137,205	1,019,790
Cost of rental revenue	48,281	62,611
General and administrative (including $186,026 and $0 of general and administrative expense to related parties for the years ended December 31, 2019 and 2018, respectively)	4,675,050	4,286,753
Impairment of other receivables	24,070	-
Impairment of goodwill and intangible assets	-	997,137
Impairment of notes receivable-related party	-	77,088
Impairment of other investments (including $0 and $618,265 of related party investments for the years ended December 31, 2019 and 2018, respectively)	-	990,197

Total operating costs and expenses	6,075,907	8,432,359

LOSS FROM OPERATIONS	(1,591,085)	(4,218,999)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	213,378	266,666
Other income (including $1,610 and $0 of other income from a related party for the years ended December 31, 2019 and 2018, respectively)	81,186	56,211
Interest income (including $8,188 and $0 of interest income from a related party for the years ended December 31, 2019 and 2018, respectively)	28,011	60,022
Gain on sale of equity method investments (including $0 and $14,990 of gain from related parties for the years ended December 31, 2019 and 2018, respectively)	-	315,645
Fair value of common stock issued in connection with financing transaction	-	(4,640,000)
Loss on other investments	-	(4,116)
Interest expense	(103,396)	(144,356)

LOSS BEFORE INCOME TAX	(1,371,906)	(8,308,927)
Income tax benefit (provision)	22,428	(16,236)
NET LOSS	(1,349,478)	(8,325,163)
Net loss (income) attributable to noncontrolling interest	4,929	(224,604)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	(1,344,549)	(8,549,767)
Other comprehensive loss:
- Foreign currency translation loss	(28,892)	(26,078)
COMPREHENSIVE LOSS	$(1,373,441)	$(8,575,845)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.15)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	54,723,842	53,981,607

See accompanying notes

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Expressed in U.S. Dollars)

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2017	53,233,960	$5,323	$8,465,294	$(40,199)	$(3,266,313)	$83,283	$5,247,388
Common stock sold in public offering, net of offering costs of $956,238	535,559	54	2,257,062	-	-	-	2,257,116
Common stock sold in private placement, net of offering costs of $102,000	906,666	91	697,909	-	-	-	698,000
Fair value of common stock issued in connection with financing transaction	-	-	4,640,000	-	-	-	4,640,000
Common stock issued for acquisition of equity method investee	39,102	4	293,261	-	-	-	293,265
Disposal of noncontrolling interest	-	-	-	-	-	(26,254)	(26,254)
Acquisition of noncontrolling interest	-		22,666	-	-	(51,510)	(28,844)
Foreign currency translation	-	-	-	(26,078)	-	-	(26,078)
Net Income (loss) for the year	-	-	-	-	(8,549,767)	224,604	(8,325,163)
Balance as of December 31, 2018	54,715,287	5,472	16,376,192	(66,277)	(11,816,080)	230,123	4,729,430
Fair value of shares issued for acquisition	8,602	1	41,289	-	-	-	41,290
Disposal of noncontrolling interest	-	-	-	-	-	(38,509)	(38,509)
Foreign currency translation	-	-	-	(28,892)	-	-	(28,892)
Net loss for the year	-	-	-	-	(1,344,549)	(4,929)	(1,349,478)
Balance as of December 31, 2019	54,723,889	$5,473	$16,417,481	$(95,169)	$(13,160,629)	$186,685	$3,353,841

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Expressed in U.S. Dollars)

	Year ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(1,349,478)	$(8,325,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265,749	233,940
Amortization of right-of-use assets	303,529	-
Impairment of goodwill and intangible assets	-	997,137
Impairment of note receivable-related party	24,070	77,088
Impairment of other investments	-	990,197
Fair value of common stock issued in connection with financing transaction	-	4,640,000
Provision for bad debts	-	3,583
Increase in cash surrender value on life insurance	(21,058)	(35,013)
Gain on sale of real estate held for sale	(52,317)	(348,429)
Gain on deconsolidation of controlled subsidiaries	(35,986)	-
Loss on other investments	-	4,116
Loss on disposal of subsidiaries	-	39,382
Change in fair value of derivative liabilities	(213,378)	(266,666)
Changes in operating assets and liabilities:
Accounts receivable	(28,290)	154,100
Prepaids and other current assets	130,904	(126,667)
Deferred costs of revenue	344,847	(344,414)
Accounts payable and accrued liabilities	157,000	(193,399)
Income tax payable	(45,997)	5,006
Operating lease liabilities	(298,761)	-
Deferred revenue	(614,205)	1,493,781
Net cash used in operating activities	(1,433,371)	(1,001,421)

Cash flows from investing activities:
Purchase of property and equipment	(5,613)	(12,665)
Purchase of intangible assets	(1,936)	(1,068)
Proceeds from real estate held for sale	189,522	1,248,887
Acquisition of business, net of cash acquired	(60,187)	-
Redemption of life insurance policy	39,638	-
Purchase of other investments	-	(696,932)
Loan to a related party	-	(300,000)
Payments received on loan to related party	-	222,912
Net cash provided by investing activities	161,424	461,134

Cash flows from financing activities:
Proceeds from loans secured by real estate	385,158	-
Principal payments of loans secured by real estate	(148,372)	(794,890)
Advances from (to) related parties	145,012	(1,072,327)
Proceeds from shares issued for cash, net	-	3,463,705
Acquisition of noncontrolling interest	-	(28,844)

Net cash provided by financing activities	381,798	1,567,644

Effect of exchange rate changes in cash and cash equivalents	(25,160)	(17,703)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(915,309)	1,009,654
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	2,172,048	1,162,394

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$1,256,739	$2,172,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$1,985	$29,483
Cash paid for interest	$104,284	$147,071

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants recorded as derivative liabilities included in offering costs	$-	$508,589
Shares issued for acquisition of equity method investee business	$-	$293,265
Fair value of shares issued for acquisition of business	$41,290	$-

See accompanying notes

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Expressed in U.S. Dollars)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Greenpro Inc. (the “Company”) was incorporated on July 19, 2013 in the state of Nevada, and in 2015 changed its name to Greenpro Capital Corp. The Company currently provides a wide range of business consulting and corporate advisory services including cross-border listing advisory services, tax planning, advisory and transaction services, record management services, and accounting outsourcing services. As part of our business consulting and corporate advisory business segment, Greenpro Venture Capital Limited provides a business incubator for start-up and high growth companies during their critical growth period and focuses on investments in select start-up and high growth potential companies. In addition to our business consulting and corporate advisory business segment, we operate another business segment that focuses on the acquisition and rental of real estate properties held for investment and the and sale of real estate properties held for sale. Our focus is on companies located in South-East Asia and East Asia including Hong Kong, the People’s Republic of China (“PRC”), Malaysia, Thailand, and Singapore.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2019, the Company incurred a net loss of $1,349,478 and used cash in operating activities of $1,433,371 and at December 31, 2019, the Company had a working capital deficiency of $2,078,026. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiaries which the Company controls and entities for which the Company is the primary beneficiary. For those consolidated subsidiaries where the Company’s ownership is less than 100%, the outside shareholders’ interests are shown as noncontrolling interests in equity. Acquired businesses are included in the consolidated financial statements from the dates of acquisition. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. (see Note 2).

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

At December 31, 2019 and 2018, cash included funds held by employees of $33,096 and $5,663, respectively and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms which the Company had not set up corporate accounts for (WeChat Pay and Alipay).

	December 31, 2019	December 31, 2018
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$337,960	$764,839
Denominated in Hong Kong Dollars	393,062	944,872
Denominated in Chinese Renminbi	494,870	409,908
Denominated in Malaysian Ringgit	30,847	52,429
Cash, cash equivalents, and restricted cash	$1,256,739	$2,172,048

Accounts Receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments to the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

	As of December 31, 2019	As of December 31, 2018
Accounts receivable, gross	$268,153	$267,856
Less: Allowance for doubtful accounts	(46,624)	(79,802)
Accounts receivable, net	$221,529	$188,054

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line basis over the following estimated useful lives:

Categories	Estimated useful life
Office leaseholds	27 years
Furniture and fixtures	3 - 10 years
Office equipment	3 - 10 years
Leasehold improvements	Over the shorter of estimated useful life or term of lease

Office leaseholds represents three adjoining office units used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a land lease with a term of 27 years and is being amortized over the remaining lease term. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense, classified as operating expenses, was $138,194 and $143,359 for the years ended December 31, 2019 and 2018, respectively.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2019 and 2018, the Company determined there were no indicators of impairment of its property and equipment.

Real estate held for sale

Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. The cost of real estate held for sale includes the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. We actively market all properties that are designated as held for sale. Real estate held for sale is not depreciated.

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed (none as of December 31, 2019), and projected margin on future unit sales. The Company pays close attention to discern if the real estate held for sale is moving at a slower than expected pace or where margins are trending downward. For the years ended December 31, 2019 and 2018, the Company determined there were no indicators of impairment of its real estate held for sale.

Real estate held for investment, net

Real estate held for investment is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the following estimated useful lives:

Categories	Estimated useful life
Office leaseholds	50 years
Furniture and fixtures	3 – 10 years
Office equipment	3 – 10 years
Leasehold improvements	Shorter of the estimated useful life or term of lease

Office leaseholds represent three office units owned by the Company located in two commercial buildings in Kuala Lumpur, Malaysia.

Depreciation and amortization expense, classified as cost of rental, was $32,419 and $32,917 for the years ended December 31, 2019 and 2018, respectively.

Management assesses the carrying value of real estate held for investment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2019 and 2018, the Company determined there were no indicators of impairment of its real estate held for investment.

Intangible assets, net

Amortizable identifiable intangible assets are stated at cost less accumulated amortization, and represent customer lists and an insurance agency license acquired in business combinations, and certain trademarks registered in Hong Kong, the PRC, and Malaysia.

Amortization is calculated on the straight-line basis over the following estimated useful lives:

Categories	Estimated useful life
Customer lists	5 years
Insurance agency license	2 years
Trademarks	10 years

Amortization expense for the years ended December 31, 2019 and 2018 was $95,136 and $90,581, respectively.

The Company follows ASC 360 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the years ended December 31, 2019 and 2018, the Company recorded impairments of intangible assets of $0 and $105,000, respectively (see Note 8).

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform an annual impairment testing for its reporting units on December 31, of each fiscal year. For the years ended December 31, 2019 and 2018, the Company recorded impairments of goodwill of $0 and $892,137, respectively (See Note 8).

Impairment of long-lived assets

Long-lived assets primarily include real estate held for investment, property and equipment and intangible assets. In accordance with the provision of ASC 360, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As of December 31, 2019 and 2018, the Company determined there were no indicators of impairment of its real estate held for investment and its property and equipment.

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measures its equity investments at their fair value at the end of each reporting period, unless there is no readily determinable fair value. Equity investments without readily determinable fair values are accounted for at cost and assessed for impairment at each reporting period. At December 31, 2019 and 2018, the Company had two investments in equity securities of related parties valued at $53,363 and $53,371, respectively.

Investments under the equity method

The Company applies the equity method to investments in common stock when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is generally presumed when the investor possesses 20% or more of the voting interests of the investee. In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. We generally stop applying the equity method when our share of the investee’s net losses has reduced our investment to zero unless we have additional investments in the investee at risk or have committed financial support to the investee. At December 31, 2019 and 2018, the Company had two investments accounted for under the equity method that were valued at zero.

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the initial recognition of operating lease right-of-use assets of $582,647, lease liabilities for operating leases of $582,647, and a zero cumulative-effect adjustment to accumulated deficit (see Note 9).

Derivative financial instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. At each reporting date, the Company reviews its convertible securities to determine that their classification is appropriate.

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

Net loss per share

Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. At December 31, 2019 and 2018, the only outstanding common stock equivalents were warrants for 53,556 potentially dilutive shares outstanding that have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore basic and diluted net loss per share were the same.

Foreign currencies translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and records in their respective local currency, which consists of Malaysian Ringgit (“MYR”), Renminbi (“RMB”), Hong Kong Dollars (“HK$”) and Australian Dollars (“AU$”), which is also the respective functional currency of subsidiaries.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the years ended December 31,
	2019	2018
Period-end MYR : US$1 exchange rate	4.09	4.13
Period-average MYR : US$1 exchange rate	4.14	4.04
Period-end RMB : US$1 exchange rate	6.96	6.88
Period-average RMB : US$1 exchange rate	6.90	6.63
Period-end HK$ : US$1 exchange rate	7.79	7.75
Period-average HK$ : US$1 exchange rate	7.81	7.75
Period-end AU$ : US$1 exchange rate	1.42	1.42
Period-average AU$: US$1 exchange rate	1.43	1.34

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

As of December 31, 2019 and December 31, 2018, the Company’s balance sheet includes Level 2 liabilities comprised of the fair value of derivative liabilities of $28,545 and $241,923, respectively (see Note 10). The following table sets forth a summary of the changes in the estimated fair value of our derivative during the years ended December 31, 2019 and 2018:

	Year ended December 31, 2019	Year ended December 31, 2018
Fair value at beginning of period	$241,923	$-
Recognition of derivative liabilities upon initial valuation	-	508,589
Net change in the fair value of derivative liabilities	(213,378)	(266,666)
Fair value at end of period	$28,545	$241,923

Concentrations of risks

For the year ended December 31, 2019, three customers accounted for 30% (16%, 7% and 7%, respectively) of revenue and three customers accounted for 58% (32%, 22% and 4%, respectively) of accounts receivable at year-end.

For the year ended December 31, 2018, no customer accounted for 10% or more of the service revenue or accounts receivable at year-end.

For the years ended December 31, 2019 and 2018, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at year-end.

Exchange rate risk

The reporting currency of the Company is US$ but the major revenues and costs are denominated in MYR, RMB and HK$, and a significant portion of the assets and liabilities are denominated in MYR, RMB and HK$. As a result, the Company is exposed to a foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and MYR, US$ and RMB or US$ and HK$. If MYR, RMB or HK$ depreciates against US$, the values of the MYR, RMB or HK$ revenues and assets when convert and report to the Company’s US$ financial statements will accordingly decline. The Company does not hold any derivative or other financial instruments that may expose it to a substantial market risk.

Risks and uncertainties

Substantially all the Company’s services are conducted in Hong Kong, the PRC, Malaysia, Thailand, Taiwan, and the South-East Asia region. The Company’s operations are subject to various political and economic risks, including the risks of restrictions on transfer of funds, export duties, quotas and embargoes, changing taxation policies, and political conditions and governmental regulations, and the adverse impact of the coronavirus outbreak.

Recent accounting pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not anticipate that the adoption of ASU 2017-04 will have a material effect on its financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

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

Revenue from services

For certain service contracts, we assist or provide advisory to clients in capital market listings (“Listing services”), our services provided to clients are considered as one performance obligation. Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and when needed may record a liability if a determination is made that costs will exceed revenue.

For other services such as company secretarial, accounting, financial analysis, insurance brokerage services, and other related services (“Non-listing services”), the Company’s performance obligations are satisfied, and the related revenue is recognized, as services are rendered. For contracts in which we act as an agent, the Company reports revenue net of expenses paid.

The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a client contract.

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets. Generally, the Company’s sales of its real estate properties are considered a sale of a nonfinancial asset. Under ASC 610-20, the Company derecognizes the asset and recognizes a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. During the years ended December 31, 2019 and 2018, the Company recognized revenue from the sale of one and eight units, respectively, of commercial property held for sale.

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

The following tables provide information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Year ended December 31,
	2019	2018
Revenue by service lines:
Corporate advisory – Non-Listing services	$2,169,553	$2,680,748
Corporate advisory – Listing services	2,032,048	-
Sales of real estate held for sale	189,522	1,368,220
Rental of real estate properties	93,699	164,392
Total revenue	$4,484,822	$4,213,360

	Year ended December 31,
	2019	2018
Revenue by geographic area:
Hong Kong	$3,363,067	$3,271,745
Malaysia	514,165	661,008
China	607,590	280,607
Total revenue	$4,484,822	$4,213,360

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

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Deferred revenue and deferred costs of revenue at December 31, 2019 and 2018 are classified as current assets or current liabilities and totaled:

	As of December 31, 2019	As of December 31, 2018
Deferred revenue	$1,202,153	$1,816,358
Deferred costs of revenue	$73,821	$418,668

Changes in deferred revenue were as follows at December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Deferred revenue, beginning of period	$1,816,358	$345,000
New contract liabilities	1,417,843	1,471,358
Performance obligations satisfied	(2,032,048)	-
Deferred revenue, end of period	$1,202,153	$1,816,358

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

Fair value of assets acquired:

Cash and cash equivalents	$68,845
Accounts receivable, net	5,185
Prepaids and other current assets	3,703
Insurance agency license	129,032
Total	206,765
Fair value of current liabilities	(36,443)
Purchase price	$170,322

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

	For the year ended December 31, 2019	For the year ended December 31, 2018
	(unaudited)	(unaudited)
Revenue	$4,484,822	$4,364,937
Loss from operations	$(1,591,085)	$(4,281,705)
Net loss	$(1,349,478)	$(8,387,869)
Net loss per share-basic and diluted	$(0.02)	$(0.16)

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	As of	As of
	December 31, 2019	December 31, 2018

Office leasehold	$2,985,125	$3,021,884
Furniture and fixtures	52,196	56,025
Office equipment	53,164	47,751
Leasehold improvement	69,964	70,344
	3,160,449	3,196,004
Less: Accumulated depreciation and amortization	(329,340)	(197,491)
Total	$2,831,109	$2,998,513

Office leasehold represents three adjoining office units used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a 50 years land lease with a remaining term of 25 years and is being amortized over the remaining lease term. Depreciation and amortization expense, classified as operating expenses, were $138,194 and $143,359 for the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019, the Company’s office leasehold was pledged to banks as security collateral for a loan of $1,034,037 (see Note 11).

NOTE 5 - REAL ESTATE HELD FOR SALE

At December 31, 2019 and 2018, real estate held for sale was valued $2,396,238 and $2,530,183, respectively. Real estate held for sale represents multiple units in a building located in Hong Kong. During the year ended December 31, 2019, the Company sold one unit for $189,522, with a cost of $120,965 and other costs of sale of $16,240. During the year ended December 31, 2018, the Company sold eight units for $1,368,220, with related costs of units of $900,457 and other costs of sale of $119,333. The property was developed for resale on a unit by unit basis and is stated at the lower of cost or estimated fair value, less estimated costs to sell. Real estate held for sale represents properties for which a committed plan to sell exists and an active program to market such properties has been initiated. At December 31, 2019, the Company’s real estate held for sale was pledged to a lender as security collateral for a loan of $385,158 (see Note 11).

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

	As of	As of
	December 31, 2019	December 31, 2018

Office leasehold	$840,011	$831,414
Furniture and fixtures	55,664	55,094
Office equipment	17,794	15,696
Leasehold improvement	76,310	75,529
	989,779	977,733
Less: Accumulated depreciation and amortization	(193,720)	(159,268)
Total	$796,059	$818,465

Real estate held for investment represents three office units located in two commercial buildings in Kuala Lumpur, Malaysia. Two adjoining offices in one building are rented to an unrelated tenant, and one office in another building is used by the Company. Depreciation and amortization expense, included in cost of rental revenue, was $32,419 and $32,917 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the Company’s real estate held for investment was pledged to banks as security collateral for two loans aggregating $573,856 (see Note 11).

NOTE 7 – OTHER INVESTMENTS

	As of	As of
	December 31, 2019	December 31, 2018
Investment in equity securities of affiliates
Investment in Greenpro Trust Limited (related party)	$51,613	$51,613
Other-related party	1,750	1,758

Cash surrender value of life insurance, net of policy loan	91,777	110,357
Total	$145,140	$163,728

At December 31, 2019 and 2018, the Company had an 11% interest in Greenpro Trust Limited of $51,613 which was recorded at cost, which approximates fair value. Greenpro Trust Limited is a company incorporated in Hong Kong and Mr. Lee Chong Kuang and Mr. Loke Che Chan, Gilbert are common directors of Greenpro Trust Limited and the Company.

Impairment of other investments

During 2018, the Company made a deposit on a potential real estate acquisition that was subsequently cancelled. As of December 31, 2018, the deposit was not returned, and the Company determined that the deposit was impaired and recorded an impairment of the deposit of $371,932. In addition, during 2018, the Company recorded an impairment of other investments-related parties of $618,265 (see Note 15). For the year ended December 31, 2018, the total impairment of other investments-related parties and impairment of other investments totaled $990,197. For the year ended December 31, 2019, there was no impairment of other investments recorded.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets

	As of	As of
	December 31, 2019	December 31, 2018

Trademarks	$7,217	$7,254
Customer Lists	344,500	344,500
Insurance agency license	129,032	-
	480,749	351,754
Less: Accumulated amortization	(389,737)	(294,612)
Total	$91,012	$57,142

Intangible assets at December 31, 2019 totaled $480,749 and included $344,500 of customer lists acquired in 2015 from Ace Corporation Services (“Ace”, renamed Falcon Corporate Services Limited), and $129,032 of an insurance agency license acquired on January 2, 2019 from Sparkle Insurance Brokers Limited (see Note 3).

At December 31, 2019, the Company’s management conducted its annual impairment test and concluded that it is more likely than not that the estimated fair value of the customer list from Ace and the estimated fair value of the license from Sparkle were more than their respective carrying amounts, and no impairment losses were indicated or recorded.

At December 31, 2018, the Company’s management determined that a customer list acquired from Falcon Secretaries Limited (“Falcon”) in 2015 for $105,000 was impaired, and an impairment charge of $105,000 was recorded.

Amortization expense for intangible assets for the years ended December 31, 2019 and 2018 was $95,136 and $90,581, respectively.

Amortization for each year following December 31, 2019 are as follows:

Year ending December 31:
2020	$87,661
2021	720
2022 and thereafter	2,631
Total	$91,012

Goodwill

At December 31, 2019, goodwill totaled $319,726 and was recorded from the Company’s acquisition of Ace in 2015.

Goodwill is not amortized but tested for impairment annually.

At December 31, 2019, the Company’s management conducted its annual impairment test and concluded that it is more likely than not that the estimated fair value of Ace was more than its carrying value, and no impairment of goodwill was indicated or recorded.

At December 31, 2018, the Company’s management conducted its annual impairment test and concluded that the estimated fair value of Falcon was below its carrying value, and an impairment charge of $892,137 to goodwill was recorded.

NOTE 9 - OPERATING LEASES

At December 31, 2019, the Company has operating lease agreements for three office spaces with remaining lease terms of 16 to 30 months. The Company does not have any other leases with initial term of 12 months or more. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest (“discount rate”) in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Year Ended December 31, 2019
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$326,662

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019	$321,906
Weighted average remaining lease term – operating leases (in years)	1.7
Average discount rate – operating leases	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2019
Operating leases
Long-term right-of-use assets	$506,924

Short-term operating lease liabilities	$318,914
Long-term operating lease liabilities	192,778
Total operating lease liabilities	$511,692

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases
2020	$345,450
2021	161,574
2022	34,564
Total lease payments	541,588
Less: Imputed interest	(29,896)
Present value of lease liabilities	$511,692

Lease expenses were $401,553 and $386,359 during the years ended December 31, 2019 and 2018, respectively.

NOTE 10 - DERIVATIVE LIABILITIES

On June 12, 2018, warrants exercisable into 53,556 shares of the Company’s common stock were issued as placement agent fees related to the Company’s sale of common stock (See Note 12). The strike price of warrants issued by the Company is denominated in US dollars, a currency other than the Company’s functional currencies, the HK$, RMB, and MYR. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	December 31, 2019	December 31, 2018

Risk-free interest rate	$2.4%	$3.0%
Expected volatility	173%	201%
Expected life (in years)	3.4 years	4.4 years
Expected dividend yield	0.00%	0.00%
Fair Value of warrants	$28,545	$241,923

The risk-free interest rate is based on the yield available on U.S. Treasury securities. The Company estimates volatility based on the historical volatility if its common stock. The expected life of the warrants is based on the expiration date of the warrants. The expected dividend yield was based on the fact the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

NOTE 11 – LOANS SECURED BY REAL ESTATE

	As of	As of
	December 31, 2019	December 31, 2018

(A) Standard Chartered Saadiq Berhad, Malaysia	$337,150	$347,461

(B) United Overseas Bank (Malaysia) Berhad	236,706	239,444

(C) Bank of China Limited, Shenzhen, PRC	1,034,037	1,177,617

(D) Loan from non-banking lender, Hong Kong	385,158	-

	1,993,051	1,764,522
Less: current portion	(531,488)	(147,416)
Loans secured by real estate, net of current portion	$1,461,563	$1,617,106

(A)	In May 2013, the Company obtained a loan in the principal amount of MYR1,629,744 (approximately $398,402) from Standard Chartered Saadiq Berhad, a financial institution in Malaysia to finance the acquisition of two leasehold office units at Skypark One City, Selangor in Kuala Lumpur, Malaysia (see Note 6). The loan bears interest at the base lending rate less 2.1% per annum (6.7% at December 31, 2019 and 2018), is payable in 300 monthly installments of MYR9,169 (approximately $2,241) each, and will mature in May 2038. The mortgage loan is secured by (i) the property, (ii) personally guaranteed by Mr. Lee Chong Kuang and Mr. Loke Che Chan Gilbert, the directors of the Company, and (iii) guaranteed by a related corporation which is controlled by the directors of the Company.

(B)	In August 2013, the Company, through Mr. Lee Chong Kuang, the director of the Company, obtained a loan in the principal amount of MYR1,074,696 (approximately $262,717) from United Overseas Bank (Malaysia) Berhad, a financial institution in Malaysia to finance the acquisition of a leasehold office unit at Northpoint, Mid Valley City in Kuala Lumpur, Malaysia (see Note 6). The loan bears interest at the base lending rate less 2.2% per annum (6.81% at December 31, 2019 and 2018), is payable in 360 monthly installments of MYR5,560 (approximately $1,359) each, and will mature in August 2043. The mortgage loan is secured by the property.

(C)	In December 2017, the Company obtained a loan in the principal amount of RMB9,000,000 (approximately $1,292,546) from Bank of China Limited, a financial institution in China to finance the acquisition of three leasehold office units at the Di Wang Building (Shun Hing Square), Shenzhen, China (see Note 4). The loan bears interest at a 25% premium above the 5-year-or-above RMB base lending rate per annum (6.125% at December 31, 2019), is payable in 120 monthly installments, and will mature in December 2027. The monthly installment will be determined by the sum of (i) a 25% premium above the 5-year-or-above RMB base lending rate per annum on the 20th day of each month for the interest payment and (ii) RMB75,000 (approximately $10,771) for the fixed repayment of principal. The mortgage loan is secured by (i) the property, (ii) a restricted-cash fixed time deposit of RMB1,000,000 (approximately $143,616) of the Company, (iii) the accounts receivable of the Company’s subsidiary Greenpro Management Consultancy (Shenzhen) Limited, (iv) corporate guarantees by the Company and by a related company which is controlled by Mr. Loke Che Chan Gilbert, and (v) a personal guarantee by Ms. Chen Yanhong, the legal representative of Greenpro Management Consultancy (Shenzhen) Limited and a shareholder of the Company.

(D)	In November 2019, the Company borrowed HKD3,000,000 (approximately $385,158) from Fidelis Business Services Limited, a non-banking lender located in Hong Kong. The loan is secured by the Company’s real estate held for sale (see Note 5), bears an interest at 12% per annum, and is due May 11, 2020. If the Company sells any units of its real estate held for sale before maturity, it is required to pay HKD350,000 (approximately $45,000) as partial repayment of principal.

Principal maturities of the loans secured by real estate for the next five years and thereafter are as follows:

Year ending December 31:
2020	$531,488
2021	147,207
2022	148,052
2023	148,935
2024	148,105
Thereafter	869,264

Total	$1,993,051

NOTE 12 – STOCKHOLDERS’ EQUITY

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

Shares issued for acquisitions in 2019 and 2018

On January 2, 2019, the Company acquired Sparkle Insurance Brokers Limited (see Note 3) for total consideration of $170,322, made up of $129,032 in cash and the issuance of 8,602 shares of the Company’s common stock valued at $41,290. The shares were valued based on the closing price of the Company’s shares on the date the acquisition closed.

On July 20, 2018, the Company issued 38,524 shares of the Company’s common stock valued at $7.50 per share, or a total of $288,930, to acquire 39.26% of the equity interests of a related party (see Note 15, Related party H). The shares were valued based on a contemporaneous sale of the Company’s common stock. The Company also issued 578 shares of the Company’s common stock valued at $7.50 per share, or a total of $4,335, as a commission for the acquisition.

Shares issued for cash in 2018

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

V1 Group private placement and financing transaction in 2018

On July 18, 2018, the Company sold 906,666 shares of the Company’s common stock in a private placement to V1 Group Limited (“V1 Group”), a public company listed on the Hong Kong Stock Exchange, for total proceeds of $6,800,000. The transaction was structured as a capital stock subscription.

The Company used the proceeds of the offering to make an investment to in a private company for $6,000,000. The investment was structured as a note receivable from the private company that is due in July 2020. The private company invested the $6,000,000 and purchased 94,350,000 shares of V1 Group common stock from existing V1 Group shareholders.

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

The fair value of the 906,666 shares issued to V1 Group was determined to be $6 per share based on the Company’s contemporaneous public offering price, or $5,440,000. The Company received a net of $800,000 from V1 Group’s investment. The difference of $4,640,000 was recorded as an expense of the transaction.

NOTE 13. WARRANTS

A summary of warrants to purchase common stock issued during the years ended December 31, 2019 and 2018 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at January 1, 2018	-	$-
Granted	53,556	7.20
Exercised	-	-
Expired/Cancelled	-	-
Balance outstanding at December 31, 2018	53,556	7.20
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Balance outstanding and exercisable at December 31, 2019	53,556	$7.20

At December 31, 2019, the 53,556 outstanding stock warrants had no intrinsic value.

In conjunction with the sale of common stock in June 2018 (see Note 12), the Company granted to the placement agent warrants exercisable into 53,556 of the Company’s common stock. The warrants were exercisable immediately, have an exercise price of $7.20 per share, and expire in June 2023.

NOTE 14 - INCOME TAXES

Provision for (benefit from) income taxes consisted of the following:

	For the years ended December 31,
	2019	2018

Current:
– Local	$-	$-
– Foreign:
Hong Kong	(28,315)	51,192
The PRC	5,887	(32,788)
Malaysia	-	(2,168)

Deferred:
– Local	-	-
– Foreign	-	-
	$(22,428)	$16,236

A summary of United States and foreign income (loss) before income taxes were comprised of the following:

	For the years ended December 31,
	2019	2018
Tax jurisdictions from:
– United States	$(494,345)	$(5,062,437)
– Foreign, representing:
Hong Kong	(790,559)	(745,051)
The PRC	(308,369)	(1,499,144)
Malaysia	(87,139)	(197,878)
Other (primarily nontaxable jurisdictions)	308,506	(804,417)

Loss before income taxes	$(1,371,906)	$(8,308,927)

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of the Company’s blended statutory income tax rate to the Company’s effective tax rate as a percentage of income from continuing operations before taxes:

	For the years ended December 31,
	2019	2018

Statutory tax rate	21.0%	21.0%
Impairment of goodwill, intangibles and investments	-%	(25.0)%
Change in income tax valuation allowance	(22.6)%	4.2%
Effective tax rate	(1.6)%	0.2%

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

The significant components of deferred taxes of the Company are as follows:

	As of	As of
	December 31, 2019	December 31, 2018
Deferred tax assets:
Goodwill, intangibles, and investment asset impairments	$832,000	$832,000
Financing costs	974,000	974,000
Operating lease liability	107,000	-
Accounts receivable allowance	10,000	17,000
Net operating loss carryforwards
– United States of America	1,577,000	1247,000
– Hong Kong	390,000	247,000
– The PRC	478,000	180,000
– Malaysia	131,000	120,000
Gross deferred tax assets	4,499,000	3,617,000
Less: valuation allowance	(4,292,000)	(3,561,000)
Total deferred tax assets	207,000	56,000
Deferred tax liabilities:
Change in fair value of derivative liabilities	101,000	56,000
Operating lease right-of-use asset	106,000	-
Total deferred tax liabilities	207,000	56,000
Net deferred tax asset (liability)	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $ 2,576,543 as of December 31, 2019. For the year ended December 31, 2019, the valuation allowance increased by $316,504, primarily relating to loss carryforwards from the various tax regimes.

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2019, the operations in the United States of America has incurred $7,511,000 of net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 16.5% on its assessable income for its tax year. For the year ended December 31, 2019 and 2018, subsidiaries in Hong Kong incurred net operating losses of $790,000 and $745,000, respectively. As of December 31, 2019, the cumulative operating losses aggregated for those subsidiaries which have operations in Hong Kong were $2,362,000. The cumulative operating losses can be carried forward indefinitely to offset future taxable income.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the year ended December 31, 2019 and 2018, the subsidiaries in the PRC recorded an aggregate operating losses of $308,000 and $1,499,000, respectively. As of December 31, 2019, the subsidiaries operating in the PRC had incurred $1,914,000 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2023, if unutilized.

Malaysia

The Company’s subsidiaries operating in Malaysia are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. For the years ended December 31, 2019 and 2018, the subsidiaries in Malaysia incurred an aggregate operating loss of $87,000 and $196,000, respectively. As of December 31, 2019, the operations in Malaysia had incurred $655,000 of cumulative net operating losses which can be carried forward indefinitely to offset its taxable income in future.

The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from all of the Company’s net operating loss carryforwards as the management believes it is more likely than not that these deferred tax assets will not be realized.

NOTE 15 - RELATED PARTY TRANSACTIONS

	As of	As of
	December 31, 2019	December 31, 2018
Due from related parties:
Due from Related party H	$60,000	$60,000
Due from Related party E	-	-
Due from Related party B	1,623	35,794
Total	$61,623	$95,794

Due to related parties:
Due to Related party I	$779,561	$822,194
Due to Related party J	226,859	38,604
Due to Related party B	3,340	1,734
Total	$1,009,760	$862,532

	For the years ended December 31,
Related party revenue and expense transactions:	2019	2018
Service revenue from related parties
- Related party A	$303,863	$-
- Related party B	904,194	194,795
- Related party C	1,158	2,189
- Related party D	722,216	530
- Related party E	24,276	222,912
- Related party G	21,479	304
Total	$1,977,186	$420,730

Cost of service revenue with related parties
- Related party A	$-	$-
- Related party B	2,561	-
- Related party D	184,000	-
- Related party E	-	-
- Related party F	114,000	66,000
Total	$300,561	$66,000

General and administrative expenses with related parties
- Related party B	$1,601	$-
- Related party D	155,138	-
- Related party G	29,287	-
Total	$186,026	$-

Impairment of note receivable-Related party E	$-	$77,088

Impairment of other investments
- Related party D	$-	$250,000
- Related party H	-	368,265
Total	$-	$618,265

Other income
- Related party D	$1,610	$14,900
- Related party E	8,188	-
Total	$9,798	$14,900

Related party A is under common control of Mr. Loke Che Chan, Gilbert, the Company’s CFO and a major shareholder.

Related party B represents companies where the Company owns a percentage of the company (ranging from 2% to 13%).

Related party C is controlled by a director of a wholly owned subsidiary of the Company.

Related party D represents a company that we have determined that we can significantly influence based on our common business relationships. During 2018, the Company invested $250,000 in Related party B which approximates a 2% equity interest of Related party B. At December 31, 2018, the Company determined that its investments in Related party D was impaired and recorded an impairment of other investments of $250,000.

Related party E represents companies whose CEO is a consultant to the Company, and who is also a director of Aquarius Protection Fund, a shareholder in the Company. On June 16, 2018, the Company entered into a loan agreement with Related Party E and loaned it $300,000. The loan is unsecured, bears interest at 6% per annum, and is due June 15, 2020. The Managing Director of Related Party E is a consultant to the Company, and is also a director of Aquarius Protection Fund, a shareholder in the Company. Related Party E is also the investment manager of Aquarius Protection Fund. During the year ended December 31, 2018 the loan of $300,000 was offset by payments of $222,912 made to the Company from other companies controlled by the Managing Director of Related Party E. In December 2018, the Company completed an impairment analysis and determined that the balance of the loan was impaired and recorded an impairment of $77,088.

Related party F represents a family member of Mr. Loke Che Chan, Gilbert, the Company’s CFO and a major shareholder.

Related party G is under common control of Mr. Lee Chong Kuang, the Company’s CEO and major shareholder.

Related party H represents a company in which we have a 49% equity-method investment. At December 31, 2019 and 2018, amounts due from Related party H are unsecured, bear no interest, and are payable upon demand. During 2018, the Company acquired 49% of Related party H for total consideration of $368,265. At December 31, 2018, the Company determined that its investments in Related party H was impaired and recorded an impairment of other investments of $368,265.

Related party I represents the noncontrolling interest in the Company’s subsidiary that owns it’s real estate held for sale (See Note 5). The amounts due to Related party I are unsecured, bear no interest, are payable on demand, and relate to the initial acquisition of the real estate held for sale property.

Related party J represents shareholders and directors of the Company. Due to Related party J represents expenses paid by the shareholders or directors to third parties on behalf of the Company, are non-interest bearing, and are due on demand.

NOTE 16 - SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments that are based on the following business units: service business and real estate business. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. The Company operates two reportable business segments:

●	Service business – provision of corporate advisory and business solution services

●	Real estate business – trading or leasing of commercial real estate properties in Hong Kong and Malaysia

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the year ended December 31, 2019
	Real estate business	Service business	Corporate	Total

Revenues	$283,221	$4,201,601	$-	$4,484,822
Cost of revenues	(185,486)	(1,191,301)	-	(1,376,787)
Depreciation and amortization	32,419	217,317	16,013	265,749
Net income (loss)	(5,027)	(705,375)	(639,076)	(1,349,478)

Total assets	2,445,824	6,277,271	161,358	8,884,453
Capital expenditures for long-lived assets	$-	$4,912	$701	$5,613

	For the year ended December 31, 2018
	Real estate business	Service business	Corporate	Total

Revenues	$1,532,612	$2,680,748	$-	$4,213,360
Cost of revenues	(1,082,401)	(859,033)	(139,750)	(2,081,184)
Depreciation and amortization	-	217,492	16,448	233,940
Net income (loss)	406,614	(3,313,294)	(5,418,483)	(8,325,163)

Total assets	2,631,509	6,317,841	1,114,604	10,063,954
Capital expenditures for long-lived assets	$-	$44,987	$254,210	$299,197

(b) By Geography*

	For the year ended December 31, 2019
	Hong Kong	Malaysia	China	Total

Revenues	$3,363,067	$514,165	$607,590	$4,484,822
Cost of revenues	(1,100,326)	(211,470)	(64,991)	(1,376,787)
Depreciation and amortization	111,149	34,948	119,652	265,749
Net income (loss)	(1,072,544)	34,291	(311,225)	(1,349,478)

Total assets	4,400,010	1,155,602	3,328,841	8,884,453
Capital expenditures for long-lived assets	$701	$-	$4,912	$5,613

	For the year ended December 31, 2018
	Hong Kong	Malaysia	China	Total

Revenues	$3,271,745	$661,008	$280,607	$4,213,360
Cost of revenues	(1,804,592)	(255,387)	(21,205)	(2,081,184)
Depreciation and amortization	100,668	1,920	131,352	233,940
Net income (loss)	(7,556,343)	(64,770)	(704,050)	(8,325,163)

Total assets	5,577,046	1,111,218	3,375,690	10,063,954
Capital expenditures for long-lived assets	$255,278	$6,396	$37,523	$299,197

*Revenues and costs are attributed to countries based on the location of customers.

NOTE 17 – SUBSEQUENT EVENTS

On February 29, 2020, the Company sold its 60% interest in Yabez (Hong Kong) Limited and its wholly owned subsidiary, Yabez Business Service (SZ) Company Limited (collectively, “Yabez”) due to continuing losses incurred by Yabez, to an unrelated party for $1.00. At December 31, 2019, Yabez’s assets, primarily consisting of trade accounts receivable, totaled approximately $210,000, and its liabilities, consisting primarily of trade accounts payables, totaled approximately $212,000, and approximate the assets and liabilities of Yabez on February 29, 2020.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the year ended December 31, 2020.

