Form 10-Q
period 2020-03-31
Greenpro Capital Corp.
filed 2020-05-14
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 14, 2020, there were 54,723,889 shares, par value $0.0001, of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(In U.S. dollars, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (including $161,344 and $163,813 of restricted cash as of March 31, 2020 and December 31, 2019, respectively)	$679,214	$1,256,739
Accounts receivable, net of allowance of $20,953 and $46,624 as of March 31, 2020 and December 31, 2019, respectively (including due from related parties of $602 and $0 as of March 31, 2020 and December 31, 2019, respectively)	43,331	221,529
Prepaids and other current assets (including due from related parties of $61,032 and $61,623 as of March 31, 2020 and December 31, 2019, respectively)	276,393	246,156
Deferred costs of revenue	52,377	73,821
Total current assets	1,051,315	1,798,245

Property and equipment, net	2,750,830	2,831,109
Real Estate investments:
Real estate held for sale	2,396,238	2,396,238
Real estate held for investment, net	747,848	796,059
Intangible assets, net	67,245	91,012
Goodwill	319,726	319,726
Other investments (including investments in related parties of $53,363 as of March 31, 2020 and December 31, 2019)	145,594	145,140
Operating lease right-of-use assets, net	272,506	506,924
TOTAL ASSETS	$7,751,302	$8,884,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$452,826	$757,813
Current portion of loans secured by real estate	528,314	531,488
Due to related parties	1,065,874	1,009,760
Operating lease liabilities, current portion	255,996	318,914
Income tax payable	21,033	27,598
Deferred revenue (including $140,000 from related parties as of March 31, 2020 and December 31, 2019)	932,153	1,202,153
Derivative liabilities	13,089	28,545
Total current liabilities	3,269,285	3,876,271

Long term portion of loans secured by real estate	1,382,313	1,461,563
Operating lease liabilities, net of current portion	21,852	192,778
Total liabilities	4,673,450	5,530,612

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 54,723,889 shares issued and outstanding at March 31, 2020 and December 31, 2019	5,473	5,473
Additional paid in capital	16,417,481	16,417,481
Accumulated other comprehensive loss	(136,089)	(95,169)
Accumulated deficit	(13,403,844)	(13,160,629)
Total Greenpro Capital Corp. common stockholders’ equity	2,883,021	3,167,156
Noncontrolling interests in consolidated subsidiaries	194,831	186,685

Total stockholders’ equity	3,077,852	3,353,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,751,302	$8,884,453

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2020	2019

REVENUES:
Service revenue (including $50,843 and $27,896 of service revenue from related parties for the three months ended March 31, 2020 and 2019, respectively)	$793,713	$433,059
Rental revenue	22,828	28,989
Total revenues	816,541	462,048

OPERATING COSTS AND EXPENSES:
Cost of service revenue (including $1,094 and $0 of cost of service to related parties for the three months ended March 31, 2020 and 2019, respectively)	(128,507)	(169,092)
Cost of rental revenue	(11,634)	(13,551)
General and administrative (including $1,145 and $3,226 of general and administrative expense to related parties for the three months ended March 31, 2020 and 2019, respectively)	(909,907)	(969,901)

Total operating costs and expenses	(1,050,048)	(1,152,544)

LOSS FROM OPERATIONS	(233,507)	(690,496)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	15,456	140,649
Other income (including $0 and $1,610 of other income from a related party for the three months ended March 31, 2020 and 2019, respectively)	8,997	13,161
Interest income (including $0 and $4,500 of interest income from a related party for the three months ended March 31, 2020 and 2019, respectively)	143	4,778
Interest expense	(33,604)	(26,555)
Total other income (expense)	(9,008)	132,033

LOSS BEFORE INCOME TAX	(242,515)	(558,463)
Income tax expense	-	(3,426)
NET LOSS	(242,515)	(561,889)
Net (income) loss attributable to noncontrolling interest	(700)	10,735

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS	(243,215)	(551,154)
Other comprehensive loss:
- Foreign currency translation (loss) income	(40,920)	54,253
COMPREHENSIVE LOSS	$(284,135)	$(496,901)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	54,723,889	54,723,698

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In U.S. dollars, except share data)

(Unaudited)

Three months ended March 31, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2019	54,723,889	$5,473	$16,417,481	$(95,169)	$(13,160,629)	$186,685	$3,353,841
Derecognition of non-controlling interest due to deconsolidation	-	-	-	-	-	7,446	7,446
Foreign currency translation	-	-	-	(40,920)	-	-	(40,920)
Net income (loss)	-	-	-	-	(243,215)	700	(242,515)
Balance as of March 31, 2020 (Unaudited)	54,723,889	$5,473	$16,417,481	$(136,089)	$(13,403,844)	$194,831	$3,077,852

Three months ended March 31, 2019 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2018	54,715,287	$5,472	$16,376,192	$(66,277)	$(11,816,080)	$230,123	$4,729,430
Fair value of shares issued for acquisition	8,602	1	41,289	-	-	-	41,290
Foreign currency translation	-	-	-	54,253	-	-	54,253
Net loss	-	-	-	-	(551,154)	(10,735)	(561,889)
Balance as of March 31, 2019 (Unaudited)	54,723,889	$5,473	$16,417,481	$(12,024)	$(12,367,234)	$219,388	$4,263,084

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(242,515)		$(561,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,669		58,506
Amortization of right-of-use assets	75,549		53,957
Provision for bad debts	(15,064)		11,845
Loss on disposal of a subsidiary	727		-
Loss on disposal of property and equipment	115		-
Change in fair value of derivative liabilities	(15,456)		(140,649)
Increase in cash surrender value on life insurance	(454)		(1,306)
Changes in operating assets and liabilities:
Accounts receivable, net	63,470		(43,389)
Prepaids and other current assets	(42,574)		(19,847)
Deferred costs of revenue	21,444		(93,520)
Accounts payable and accrued liabilities	(131,307)		(173,331)
Operating lease liabilities	(74,974)		(53,957)
Income tax payable	(6,565)		2
Deferred revenue	(270,000)		340,000
Net cash used in operating activities	(572,935)		(623,578)

Cash flows from investing activities:
Purchase of property and equipment	-		(627)
Net decrease in cash due to deconsolidation of subsidiary	(24,887)		-
Acquisition of business, net of cash acquired	-		(60,187)
Net cash used in investing activities	(24,887)		(60,814)

Cash flows from financing activities:
Principal payments of loans secured by real estate	(35,856)		(37,379)
Advances from (to) related parties	58,517		(985)
Net cash provided by (used in) financing activities	22,661		(38,364)

Effect of exchange rate changes in cash and cash equivalents	(2,364)		3,023
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(577,525)		(719,733)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,256,739		2,172,048

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$679,214		$1,452,315

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$9,721		$3,426
Cash paid for interest	$33,604		$26,555

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Noncash assets derecognized on deconsolidation of subsidiary	$142,130		$-
Noncash liabilities derecognized on deconsolidation of subsidiary	$173,680	$
Right-of-use assets and operating lease liabilities removed for terminated operating leases	$158,870		$-
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$-		$582,647
Fair value of shares issued for acquisition of business	$-		$41,290

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In U.S. dollars, except share and per share data)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Greenpro Capital Corp. (the “Company” or “GRNQ”) was incorporated on July 19, 2013 in the state of Nevada. The Company currently provides a wide range of business consulting and corporate advisory services, including cross-border listing advisory services, tax planning, advisory and transaction services, record management services, and accounting outsourcing services. Our focus is on companies located in Asia and Southeast Asia, including Hong Kong, Malaysia, China, Thailand, and Singapore. As part of our business consulting and corporate advisory business segment, Greenpro Venture Capital Limited provides a business incubator for start-up companies and focuses on investments in select start-up and high growth potential companies. In addition to our business consulting and corporate advisory business segment, we operate another business segment that focuses on the acquisition and rental of real estate properties held for investment and the acquisition and sale of real estate properties held for sale.

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2020 and 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Condensed Consolidated Balance Sheet information as of December 31, 2019 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020. These financial statements should be read in conjunction with that report.

The accompany unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiaries which the Company controls and entities for which the Company is the primary beneficiary. For those consolidated subsidiaries where the Company’s ownership is less than 100%, the outside shareholders’ interests are shown as noncontrolling interests in equity. Acquired businesses are included in the consolidated financial statements from the date on which control is transferred to the Company. Subsidiaries are deconsolidated from the date that control ceases. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2020, the Company incurred a net loss of $242,515 and used cash in operations of $572,935 and at March 31, 2020, the Company had a working capital deficiency of $2,217,970. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. Despite the amount of funds that we have raised in the past, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

COVID-19 outbreak

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our services and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

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

Cash, cash equivalents, and restricted cash

Cash consists of funds on hand and held in bank accounts. Cash equivalents includes demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less, including money market funds. Restricted cash represents cash restricted for the loan collateral requirements as defined in a loan agreement and also the minimum paid-up share capital requirement for insurance brokers specified under the Insurance Ordinance of Hong Kong.

At March 31, 2020 and December 31, 2019, cash included funds held by employees of $10,067 and $33,096, respectively, and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$115,529	$337,960
Denominated in Hong Kong Dollars	243,907	393,062
Denominated in Chinese Renminbi	294,161	494,870
Denominated in Malaysian Ringgit	25,617	30,847
Cash, cash equivalents, and restricted cash	$679,214	$1,256,739

Revenue recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients (see Note 2).

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, at their fair value at the end of each reporting period, unless there is no readily determinable fair value. Equity investments without readily determinable fair values are accounted for at cost and assessed for impairment at each reporting period. At March 31, 2020 and December 31, 2019, the Company had two investments in equity securities of related parties valued at $53,363.

Investments under the equity method

The Company applies the equity method to investments in common stock when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is generally presumed when the investor possesses 20% or more of the voting interests of the investee. In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. We generally stop applying the equity method when our share of the investee’s net losses has reduced our investment to zero unless we have additional investments in the investee at risk or have committed financial support to the investee. At March 31, 2020 and December 31, 2019, the Company had two investments accounted for under the equity method that were valued at zero.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. At each reporting date, the Company reviews its convertible securities to determine whether their classification is appropriate.

Income (loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of shares from stock warrants. For the three months ended March 31, 2020 and 2019, the only outstanding common stock equivalents were warrants for 53,556 potentially dilutive shares outstanding. These warrants have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore, basic and diluted net loss per share were the same.

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

In general, for consolidation purposes, assets and liabilities of the Company’s subsidiaries whose functional currency is not the US$, are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive loss within stockholders’ equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2020	2019
Period-end MYR : US$1 exchange rate	4.31	4.08
Period-average MYR : US$1 exchange rate	4.21	4.08
Period-end RMB : US$1 exchange rate	7.08	6.71
Period-average RMB : US$1 exchange rate	7.00	6.70
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-average HK$ : US$1 exchange rate	7.77	7.75
Period-end AU$ : US$1 exchange rate	1.63	1.41
Period-average AU$ : US$1 exchange rate	1.55	1.37

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

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, prepaids and other current assets, accounts payable and accrued liabilities, income tax payable, deferred costs of revenue, deferred revenue, and due to related parties, approximate their fair values because of the short-term nature of these financial instruments.

As of March 31, 2020, the Company’s balance sheet includes Level 2 liabilities comprised of the fair value of embedded derivative liabilities of $13,089 (see Note 4). The fair value of the derivative liabilities is based on significant inputs not observable in the market, which represents a Level 2 measurement within the fair value hierarchy. The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the three-month period ended March 31, 2020:

Embedded derivative liabilities
Balance as of December 31, 2019	$28,545
Net change in the fair value	(15,456)
Balance as of March 31, 2020	$13,089

Concentrations of risks

For the three months ended March 31, 2020, one customer accounted for 42% of revenues. For the three months ended March 31, 2019, no customer accounted for 10% or more of revenues. For the three months ended March 31, 2020, one customer accounted for 10% of accounts receivable at period-end. For the three months ended March 31, 2019, no customer accounted for 10% or more of accounts receivable at period-end.

For the three months ended March 31, 2020 and 2019, no vendor accounted for 10% or more of the Company’s cost of revenues. For the three months ended March 31, 2020, two vendors accounted for 64% (42% and 22%) of accounts payable at period-end. For the three months ended March 31, 2019, no vendor accounted for 10% or more of accounts payable at period-end.

Economic and political risks

Substantially all the Company’s services are conducted in the Asian region, primarily in Hong Kong, Malaysia, and the People’s Republic of China (“PRC”). Among other risks, the Company’s operations in Malaysia are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in Malaysia.

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) in accounting for the sale of real estate properties. The Company records the sale based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset to the buyer. During the three months ended March 31, 2020 and 2019, there were no sales of real estate and the Company recorded no sales revenue from the real estate property held for sale.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non-listing services	$451,713	$433,059
Corporate advisory – Listing services	342,000	-
Rental of real estate properties	22,828	28,989
Total revenue	$816,541	$462,048

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$662,493	$297,305
Malaysia	123,942	134,023
China	30,106	30,720
Total revenue	$816,541	$462,048

Our contract balances include deferred costs of revenue and deferred revenue.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Three Months Ended March 31, 2020
(Unaudited)
Deferred revenue, January 1, 2020	$1,202,153
New contract liabilities	72,000
Performance obligations satisfied	(342,000)
Deferred revenue, March 31, 2020	$932,153

Deferred Costs of Revenue

For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded for any costs incurred in advance of the performance obligation.

Deferred revenue and deferred costs of revenue at March 31, 2020 and December 31, 2019 are classified as current assets or current liabilities and totaled:

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)
Deferred revenue	$932,153	$1,202,153
Deferred costs of revenue	$52,377	$73,821

NOTE 3 – OPERATING LEASES

The Company has two separate operating lease agreements for one office space in each of Malaysia and Hong Kong with remaining lease terms of 12 months and 13 months, respectively. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended March 31, 2020
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$100,727

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2020	$41,594
Weighted average remaining lease term – operating leases (in years)	1.1
Average discount rate – operating leases	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2020
Operating leases
Long-term right-of-use assets	$272,506

Short-term operating lease liabilities	$255,996
Long-term operating lease liabilities	21,852
Total operating lease liabilities	$277,848

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2020 (remaining 9 months)	$196,685
2021	87,702
Total lease payments	284,387
Less: Imputed interest/present value discount	(6,539)
Present value of lease liabilities	$277,848

Lease expenses were $100,727 and $97,930 during the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, the Company terminated one lease and a second lease was deconsolidated when the Company sold its controlling interest in a subsidiary (See Note 7). The total operating lease right-of-use assets and liabilities removed from the Company’s financial statements were approximately $159,000.

NOTE 4 – DERIVATIVE LIABILITIES

At March 31, 2020, the Company has outstanding warrants exercisable into 53,556 shares of the Company’s common stock. The strike price of warrants is denominated in US dollars, a currency other than the Company’s functional currencies, the HK$, RMB, and MYR. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2019, the balance of the derivative liabilities was $28,545. During the three months ended March 31, 2020, the Company recorded a decrease in fair value of derivatives of $15,456. At March 31, 2020, the balance of the derivative liabilities was $13,089.

The derivative liabilities were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
Risk-free interest rate	$1.4%	$2.4%
Expected volatility	172%	173%
Contractual life (in years)	3.2 years	3.4 years
Expected dividend yield	0.00%	0.00%
Fair Value of warrants	$13,089	$28,545

The risk-free interest rate is based on the yield available on U.S. Treasury securities. The Company estimates volatility based on the historical volatility of its common stock. The contractual life of the warrants is based on the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

NOTE 5 – WARRANTS

In 2018, the Company issued warrants exercisable into 53,556 shares of common stock. The warrants were fully vested when issued, have an exercise price of $7.20 per share, and expire in 2023. A summary of warrant activity during the three months ended March 31, 2020 is presented below:

			Remaining
	Number		Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Warrants outstanding at December 31, 2019	53,556	$7.20
Granted	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at March 31, 2020	53,556	$7.20	3.2
Warrants exercisable at March 31, 2020	53,556	$7.20	3.2

At March 31, 2020, the intrinsic value of outstanding warrants was zero.

NOTE 6 - RELATED PARTY TRANSACTIONS

Due from related parties:	March 31, 2020	December 31, 2019
	(Unaudited)
Accounts receivable, net
Due from related party B (net of allowance of $1)	$9	$-
Due from related party F (net of allowance of $593)	593	-

Prepaids and other current assets
Due from related party F	1,032	1,623
Due from related party G	60,000	60,000
Total	$61,634	$61,623

Due to related parties:	March 31, 2020	December 31, 2019
	(Unaudited)
Due to related party A	$3,824	$1,113
Due to related party B	-	35
Due to related party D	-	25
Due to related party E	-	2,167
Due to related party H	779,561	779,561
Due to related party I	282,489	226,859
Total	$1,065,874	$1,009,760

	For the three months ended March 31,
Related party revenue and expense transactions:	2020	2019
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$15,446	$-
- Related party B	29,287	18,915
- Related party C	129	387
- Related party D	-	4,794
- Related party E	5,981	3,800
Total	$50,843	$27,896

Cost of service revenue - related party B	$1,094	$-

General and administrative expenses with related parties
- Related party A	$180	$-
- Related party B	965	-
- Related party F	-	3,226
Total	$1,145	$3,226

Other income - Related party D	-	1,610
- Related party E	-	4,500
Total	$-	$6,110

Related party A is under common control of Mr. Loke Che Chan, Gilbert, the Company’s CFO and a major shareholder.

Related party B represents companies where the Company owns a percentage of the company (ranging from 4% to 13%).

Related party C is controlled by a director of a wholly owned subsidiary of the Company.

Related party D represents a company that we have determined that we can significantly influence based on our common business relationships.

Related party E represents companies whose CEO is a consultant to the Company, and who is also a director of Aquarius Protection Fund, a shareholder in the Company. On June 16, 2018, the Company made a loan of $300,000 pursuant to a loan agreement with related party E. The loan is unsecured, bears interest at 6% per annum, and is due on June 15, 2020. The Managing Director of related party E is a consultant to the Company, and is also a director of Aquarius Protection Fund, a shareholder in the Company. Related party E is also the investment manager of Aquarius Protection Fund. During the year ended December 31, 2018, the loan of $300,000 was offset by payments of $222,912 made to the Company from other companies controlled by the Managing Director of related party E. In December 2018, the Company completed an impairment analysis and determined that the balance of the loan was impaired and recorded an impairment of $77,088.

Related party F is under common control of Mr. Lee Chong Kuang, the Company’s CEO and a major shareholder.

Related party G represents a company in which we have a 49% equity investment. At March 31, 2020 and December 31, 2019, amounts due from related party G are unsecured, bear no interest, and are payable upon demand. During 2018, the Company acquired 49% of related party G for total consideration of $368,265. At December 31, 2018, the Company determined that its investments in related party G were impaired and recorded an impairment of other investments of $368,265.

Related party H represents the noncontrolling interest in the Company’s subsidiary that owns its real estate held for sale. The amounts due to related party H are unsecured, bear no interest, are payable on demand, and related to the initial acquisition of the real estate held for sale property.

Related party I represents shareholders and directors of the Company or the Company’s subsidiary. The amounts due to related party I represents expenses paid by the shareholders or directors to third parties on behalf of the Company, are non-interest bearing, and are due on demand.

NOTE 7 – DECONSOLIDATION OF CONTROLLING INTEREST IN SUBSIDIARY

On February 29, 2020, the Company sold its entire 60% interest in Yabez (Hong Kong) Limited and Yabez Business Service (SZ) Company Limited (collectively, “Yabez”) to an unrelated party for $1. The transaction closed on February 29, 2020, and Yabez was deconsolidated following the closing.

At February 29, 2020, Yabez’s assets totaled $167,017, and consisted of cash of $24,887, trade accounts receivable of $129,792, and other assets of $12,338. At February 29, 2020, Yabez’s liabilities consisted of trade accounts payables of $173,680. At February 29, 2020, Yabez’s net deficit was ($6,663), of which the non-controlling interest was ($7,446) and the Company’s basis was $783, resulting in a loss on disposal of $727, after consideration of foreign currency adjustments.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the three months ended March 31, 2020 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$22,828	$793,713	$-	$816,541
Cost of revenues	11,634	128,507	-	140,141
Depreciation and amortization	8,002	54,120	2,547	64,669
Net income (loss)	1,750	(162,537)	(81,728)	(242,515)

Total assets	2,449,384	5,141,557	160,361	7,751,302
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the three months ended March 31, 2019 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$28,989	$433,059	$-	$462,048
Cost of revenues	13,551	126,342	42,750	182,643
Depreciation and amortization	-	54,333	4,173	58,506
Net income (loss)	9,849	(576,889)	5,151	(561,889)

Total assets	2,690,288	6,771,515	714,924	10,176,727
Capital expenditures for long-lived assets	$-	$-	$627	$627

(b) By Geography*

	For the three months ended March 31, 2020 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$662,493	$123,942	$30,106	$816,541
Cost of revenues	97,828	39,172	3,141	140,141
Depreciation and amortization	26,332	8,632	29,705	64,669
Net income (loss)	(79,196)	(7,124)	(156,195)	(242,515)

Total assets	3,770,585	967,132	3,013,585	7,751,302
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the three months ended March 31, 2019 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$297,305	$134,023	$30,720	$462,048
Cost of revenues	139,640	43,003	-	182,643
Depreciation and amortization	26,918	639	30,949	58,506
Net income (loss)	(343,463)	(39,867)	(178,559)	(561,889)

Total assets	5,741,413	1,119,620	3,315,694	10,176,727
Capital expenditures for long-lived assets	$-	$-	$627	$627

*Revenues and costs are attributed to countries based on the location where the entities operate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

During the three months ended March 31, 2020 and 2019, we operated in three regions: Hong Kong, Malaysia and China. We derived revenue from the provision of services and rental activities of our commercial properties.

Comparison of the three months ended March 31, 2020 and 2019

Total Revenues

Total revenue was $816,541 and $462,048 for the three months ended March 31, 2020 and 2019, respectively. The increased amount of $354,493 was primarily due to an increase in the revenue of business services. We expect revenue from our business services segment to steadily increase as we continue to grow our business and expand into new territories.

Service Business Revenue

Revenue from the provision of business services was $793,713 and $433,059 for the three months ended March 31, 2020 and 2019, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We experienced an increase in service income as a result of our integration of clients through our acquisitions and increased focus on high-end services.

Real Estate Business

Rental Revenue

Revenue from rentals was $22,828 and $28,989 for the three months ended March 31, 2020 and 2019, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total Operating Costs and Expenses

Total operating costs and expenses was $1,050,048 and $1,152,544 for the three months ended March 31, 2020 and 2019, respectively. They consist of cost of service revenue, cost of rental revenue, and general and administrative expenses.

The losses from operations for the Company for the three months ended March 31, 2020 and 2019 was $233,507 and $690,496, respectively. The decrease in loss from operations was mainly due to an increase in service revenue.

Cost of service revenue

Cost of revenue on provision of services was $128,507 and $169,092 for the three months ended March 31, 2020 and 2019, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of rental revenue

Cost of rental revenue was $11,634 and $13,551 for the three months ended March 31, 2020 and 2019, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by tenants.

General and administrative expenses

General and administrative (“G&A”) expenses were $909,907 and $969,901 for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, general and administrative expenses consisted primarily of salary and wages of $429,391, rental expenses of $100,727, and directors compensation of $98,595. We expect our G&A expenses to continue to increase as we integrate our business acquisitions, expand our existing business and develop new markets in other regions.

Other income (expense)

For the three months ended March 31, 2020, net other expense was ($9,008) as compared to net other income of $132,033 for the three months ended March 31, 2019. Gain on changes in fair value of derivative liabilities was $15,456 and $140,649 for the three months ended March 31, 2020 and 2019, respectively.

Net loss

The net loss was $242,515 and $561,889 for the three months ended March 31, 2020 and 2019, respectively. The decrease in net loss was mainly due to an increase of service revenue in 2020.

Net income or loss attributable to noncontrolling interest

The Company records net income or loss attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

At March 31, 2019, noncontrolling interests are related to the Company’s respective 60% ownership of Forward Win International Limited, Yabez (Hong Kong) Company Limited and Yabez Business Service (SZ) Company Limited, and the Company’s 51% ownership of Greenpro Capital Village Sdn. Bhd.

On February 29, 2020, the Company sold its 60% interest in Yabez (Hong Kong) Limited and its wholly owned subsidiary, Yabez Business Service (SZ) Company Limited (collectively, “Yabez”) due to continuing losses incurred by Yabez, to an unrelated party for $1.00.

At March 31, 2020, the noncontrolling interest is related to the Company’s 60% ownership of Forward Win International Limited.

For the three months ended March 31, 2020 and 2019, the Company recorded net income attributable to a noncontrolling interest of $700 and net loss attributable to the noncontrolling interests of $10,735, respectively.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the three months ended March 31, 2020 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2020.

Contractual Obligations

As of March 31, 2020, one of the subsidiaries of the Company leases an office in Hong Kong under a non-cancellable operating lease with a term of three years commencing from May 1, 2018 to April 30, 2021. Another subsidiary of the Company leases an office in Malaysia under a non-cancellable operating lease with a term of one year commencing from April 1, 2020 to March 31, 2021. At March 31, 2020, the future minimum rental payments under these leases in the aggregate are approximately $298,784 and are due as follows: 2020: $207,156, and 2021: $91,628.

Related Party Transactions

For the three months ended March 31, 2020 and 2019, related party service revenue totaled $50,843 and $27,896, respectively.

Accounts receivable due from related parties was $602 and $0 as of March 31, 2020 and December 31, 2019, respectively. Other receivable due from related parties was $61,032 and $61,623 as of March 31, 2020 and December 31, 2019, respectively. The amounts due to related parties was $1,065,874 and $1,009,760 as of March 31, 2020 and December 31, 2019, respectively.

Our related parties are primarily those companies where Greenpro owns a certain percentage of shares of such companies, and companies that we have determined that we can significantly influence based on our common business relationships. Refer to Note 6 to the Condensed Consolidated Financial Statements for additional details regarding the related party transactions.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date or not. At each reporting date, the Company reviews its convertible securities to determine that their classification is appropriate.

Recent accounting pronouncements

Refer to Note 1 in the accompanying financial statements.

Liquidity and Capital Resources

Our cash balance at March 31, 2020 decreased to $679,214 as compared to $1,256,739 at December 31, 2019. We estimate the Company currently has sufficient cash available to meet its anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2020, the Company incurred a net loss of $242,515 and used cash in operations of $572,935 and at March 31, 2020, the Company had a working capital deficiency of $2,217,970. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $572,935 for the three months ended March 31, 2020 as compared to net cash used in operating activities of $623,578 for the three months ended March 31, 2019. The cash used in operating activities in 2020 was mainly from the net loss for the period of $242,515, a decrease in accounts payable and accrued liabilities of $304,987, a decrease in deferred revenue of $270,000, an increase in prepaids and other current assets of $30,237, and offset by a decrease in net accounts receivable of $178,198. For the three months ended March 31, 2020, non-cash adjustments totaled $110,086, which was mostly composed of non-cash expenses of depreciation and amortization of $64,669 and amortization of right-of-use assets of $75,549, and offset by non-cash income of change in fair value of derivative liabilities of $15,456 and provision for bad debts of $15,064.

Investing activities

Net cash used in investing activities was $24,887 and $60,814 for the three months ended March 31, 2020 and 2019, respectively.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $22,661 while net cash used in financing activities for the three months ended March 31, 2019 was $38,364.

The cash provided by financing activities in 2020 was mainly advances from related parties of $58,517 and offset by repayment of loans secured by real estate of $35,856.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including each of our Chief Executive Officer and Chief Financial Officer, intends that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Greenpro Capital Corp.

Date: May 14, 2020	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

