Form 10-Q
period 2020-06-30
Greenpro Capital Corp.
filed 2020-08-14
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-38308

Greenpro Capital Corp.

(Exact name of registrant issuer as specified in its charter)

Nevada	98-1146821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

B-7-5, Northpoint Office,

Mid Valley City, No. 1 Medan Syed Putra Utara,

59200 Kuala Lumpur, Malaysia

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (603) 2201 - 3192

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

As of August 14, 2020, there were 59,168,333 shares, par value $0.0001, of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(In U.S. dollars, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (including $161,768 and $163,813 of restricted cash as of June 30, 2020 and December 31, 2019, respectively)	$559,465	$1,256,739
Accounts receivable, net of allowance of $13,448 and $46,624 as of June 30, 2020 and December 31, 2019, respectively (including due from related parties of $126 and $0 as of June 30, 2020 and December 31, 2019, respectively)	68,813	221,529
Prepaids and other current assets (including due from related parties of $61,032 and $61,623 as of June 30, 2020 and December 31, 2019, respectively)	257,859	246,156
Deferred costs of revenue	52,397	73,821
Total current assets	938,534	1,798,245

Property and equipment, net	2,726,994	2,831,109
Real Estate investments:
Real estate held for sale	2,396,238	2,396,238
Real estate held for investment, net	744,250	796,059
Intangible assets, net	43,461	91,012
Goodwill	319,726	319,726
Other investments (including investments in related parties of $53,367 and $53,363 as of June 30, 2020 and December 31, 2019, respectively)	4,146,066	145,140
Operating lease right-of-use assets, net	210,765	506,924
TOTAL ASSETS	$11,526,034	$8,884,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$673,327	$757,813
Current portion of loans secured by real estate	532,249	531,488
Due to related parties	1,222,948	1,009,760
Operating lease liabilities, current portion	215,372	318,914
Income tax payable	13,996	27,598
Deferred revenue (including $140,000 from related parties as of June 30, 2020 and December 31, 2019)	932,153	1,202,153
Derivative liabilities	68,498	28,545
Total current liabilities	3,658,543	3,876,271

Long term portion of loans secured by real estate	1,347,918	1,461,563
Operating lease liabilities, net of current portion	-	192,778
Total liabilities	5,006,461	5,530,612

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 59,168,333 and 54,723,889 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	5,917	5,473
Additional paid in capital	20,526,390	16,417,481
Accumulated other comprehensive loss	(131,153)	(95,169)
Accumulated deficit	(13,970,621)	(13,160,629)
Total Greenpro Capital Corp. common stockholders’ equity	6,430,533	3,167,156
Noncontrolling interests in consolidated subsidiaries	89,040	186,685

Total stockholders’ equity	6,519,573	3,353,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,526,034	$8,884,453

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended June 30		Six months ended June 30,
	2020	2019	2020	2019

REVENUES:
Service revenue (including $57,128 and $1,285,568 of service revenue from related parties for the three months ended June 30, 2020 and 2019, respectively, and $107,971 and $1,313,464 of service revenue from related parties for the six months ended June 30, 2020 and 2019, respectively)	$368,460	$1,678,783	$1,162,173	$2,111,842
Rental revenue	32,680	22,931	55,508	51,920
Total revenue	401,140	1,701,714	1,217,681	2,163,762

OPERATING COSTS AND EXPENSES:
Cost of service revenue (including $1,096 and $184,000 of cost of service to related parties for the three months ended June 30, 2020 and 2019, respectively, and $2,190 and $184,000 of cost of service to related parties for the six months ended June 30, 2020 and 2019, respectively)	(71,937)	(609,098)	(200,444)	(778,190)
Cost of rental revenue	(14,607)	(10,201)	(26,241)	(23,752)
General and administrative (including $1,901 and $103,348 of general and administrative expense to related parties for the three months ended June 30, 2020 and 2019, respectively, and $3,046 and $106,574 of general and administrative expense to related parties for the six months ended June 30, 2020 and 2019, respectively)	(853,285)	(1,216,441)	(1,763,192)	(2,186,342)

Total operating costs and expenses	(939,829)	(1,835,740)	(1,989,877)	(2,988,284)

LOSS FROM OPERATIONS	(538,689)	(134,026)	(772,196)	(824,522)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	(55,409)	43,916	(39,953)	184,565
Other income (including $0 of other income from a related party for the three months ended June 30, 2020 and 2019, and $0 and $1,610 of other income from a related party for the six months ended June 30, 2020 and 2019, respectively)	59,654	50,007	68,651	63,168
Interest income (including $0 and $3,722 of interest income from a related party for the three months ended June 30, 2020 and 2019, respectively, and $0 and $8,188 of interest income from a related party for the six months ended June 30, 2020 and 2019, respectively)	176	5,028	319	9,806
Interest expense	(28,947)	(25,848)	(62,551)	(52,403)

Total other (expense) income	(24,526)	73,103	(33,534)	205,136

LOSS BEFORE INCOME TAX	(563,215)	(60,923)	(805,730)	(619,386)
Income tax expense	-	(4,305)	-	(7,731)
NET LOSS	(563,215)	(65,228)	(805,730)	(627,117)
Net (income) loss attributable to noncontrolling interest	(3,562)	29,092	(4,262)	39,827

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(566,777)	(36,136)	(809,992)	(587,290)
Other comprehensive loss:
- Foreign currency translation income (loss)	4,936	(50,999)	(35,984)	3,254
COMPREHENSIVE LOSS	$(561,841)	$(87,135)	$(845,976)	$(584,036)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	55,505,329	54,723,889	54,918,182	54,672,651

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In U.S. dollars, except share data)

(Unaudited)

Three months ended June 30, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of March 31, 2020 (Unaudited)	54,723,889	$5,473	$16,417,481	$(136,089)	$(13,403,844)	$194,831	$3,077,852
Fair value of shares issued for other investment	4,444,444	444	3,999,556	-	-	-	4,000,000
Changes in ownership interests in subsidiaries	-	-	109,353	-	-	(109,353)	-
Foreign currency translation	-	-	-	4,936	-	-	4,936
Net income (loss)	-	-	-	-	(566,777)	3,562	(563,215)
Balance as of June 30, 2020 (Unaudited)	59,168,333	$5,917	$20,526,390	$(131,153)	$(13,970,621)	$89,040	$6,519,573

Six months ended June 30, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2019	54,723,889	$5,473	$16,417,481	$(95,169)	$(13,160,629)	$186,685	$3,353,841
Fair value of shares issued for other investment	4,444,444	444	3,999,556	-	-	-	4,000,000
Derecognition of non-controlling interest due to deconsolidation	-	-	-	-	-	7,446	7,446
Changes in ownership interests in subsidiaries	-	-	109,353	-	-	(109,353)	-
Foreign currency translation	-	-	-	(35,984)	-	-	(35,984)
Net (loss) income	-	-	-	-	(809,992)	4,262	(805,730)
Balance as of June 30, 2020 (Unaudited)	59,168,333	$5,917	$20,526,390	$(131,153)	$(13,970,621)	$89,040	$6,519,573

Three months ended June 30, 2019 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of March 31, 2019 (Unaudited)	54,723,889	$5,473	$16,417,481	$(12,024)	$(12,367,234)	$219,388	$4,263,084
Disposal of non-controlling interests	-	-	-	-	-	(38,509)	(38,509)
Foreign currency translation	-	-	-	(50,999)	-	-	(50,999)
Net loss	-	-	-	-	(36,136)	(29,092)	(65,228)
Balance as of June 30, 2019 (Unaudited)	54,723,889	$5,473	$16,417,481	$(63,023)	$(12,403,370)	$151,787	$4,108,348

Six months ended June 30, 2019 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2018	54,715,287	$5,472	$16,376,192	$(66,277)	$(11,816,080)	$230,123	$4,729,430
Fair value of shares issued for acquisition	8,602	1	41,289	-	-	-	41,290
Disposal of non-controlling interests	-	-	-	-	-	(38,509)	(38,509)
Foreign currency translation	-	-	-	3,254	-	-	3,254
Net loss	-	-	-	-	(587,290)	(39,827)	(627,117)
Balance as of June 30, 2019 (Unaudited)	54,723,889	$5,473	$16,417,481	$(63,023)	$(12,403,370)	$151,787	$4,108,348

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In U.S. dollars)

(Unaudited)

	Six months ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(805,730)	$(627,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128,758	123,806
Amortization of right-of-use assets	137,324	120,076
Provision for bad debts	(28,911)	(18,931)
Loss on disposal of property and equipment	114	-
Loss on disposal of a subsidiary	125	-
Loss (gain) on deconsolidation of controlled subsidiaries	727	(35,986)
Change in fair value of derivative liabilities	39,953	(184,565)
Increase in cash surrender value on life insurance	(923)	(4,093)
Changes in operating assets and liabilities:
Accounts receivable, net	152,716	19,556
Prepaids and other current assets	(11,703)	(24,181)
Deferred costs of revenue	21,424	257,395
Accounts payable and accrued liabilities	(84,486)	(197,677)
Operating lease liabilities	(137,485)	(120,076)
Income tax payable	(13,601)	(15)
Deferred revenue	(270,000)	(307,497)
Net cash used in operating activities	(871,698)	(999,305)

Cash flows from investing activities:
Purchase of property and equipment	(2,042)	(1,073)
Purchase of real estate held for investment	-	(1,919)
Proceeds from sale of property and equipment	93	-
Net decrease in cash due to deconsolidation of subsidiaries	(25,015)	-
Acquisition of business, net of cash acquired	-	(60,187)
Net cash used in investing activities	(26,964)	(63,179)

Cash flows from financing activities:
Principal payments of loans secured by real estate	(71,921)	(73,062)
Advances from related parties	218,825	104,701
Net cash provided by financing activities	146,904	31,639

Effect of exchange rate changes in cash and cash equivalents	54,484	863
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(697,274)	(1,029,982)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,256,739	2,172,048

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$559,465	$1,142,066

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$16,769	$8,992
Cash paid for interest	$62,551	$52,402

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Noncash assets derecognized on deconsolidation of controlled subsidiaries	$142,130	$-
Noncash liabilities derecognized on deconsolidation of controlled subsidiaries	$173,680	$-
Right-of-use assets and operating lease liabilities removed for terminated operating leases	$158,870	$-
Fair value of shares issued for other investment	$4,000,000	$-
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$-	$582,647

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2020 and 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Condensed Consolidated Balance Sheet information as of December 31, 2019 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2020, the Company incurred a net loss of $805,730 and used cash in operations of $871,698 and at June 30, 2020, the Company had a working capital deficiency of $2,720,009. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At June 30, 2020 and December 31, 2019, cash included funds held by employees of $33,789 and $33,096, respectively, and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

	As of June 30, 2020	As of December 31, 2019
	(Unaudited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$67,395	$337,960
Denominated in Hong Kong Dollars	204,713	393,062
Denominated in Chinese Renminbi	252,338	494,870
Denominated in Malaysian Ringgit	35,019	30,847
Cash, cash equivalents, and restricted cash	$559,465	$1,256,739

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

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, at their fair value at the end of each reporting period, unless there is no readily determinable fair value. Equity investments without readily determinable fair values are accounted for at cost and assessed for impairment at each reporting period. At June 30, 2020 and December 31, 2019, the Company had three and two investments in equity securities of related parties valued at $53,367 and $53,363, respectively.

Investments under the equity method

The Company applies the equity method to investments in common stock when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is generally presumed when the investor possesses 20% or more of the voting interests of the investee. In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. We generally stop applying the equity method when our share of the investee’s net losses has reduced our investment to zero unless we have additional investments in the investee at risk or have committed financial support to the investee. At June 30, 2020 and December 31, 2019, the Company had one investment accounted for under the equity method that was valued at zero.

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

Income (loss) per share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of shares from stock warrants. For the three and six months ended June 30, 2020 and 2019, the only outstanding common stock equivalents were warrants for 53,556 potentially dilutive shares outstanding. These warrants have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore, basic and diluted net loss per share were the same.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2020	2019
Period-end MYR : US$1 exchange rate	4.29	4.13
Period-average MYR : US$1 exchange rate	4.26	4.12
Period-end RMB : US$1 exchange rate	7.07	6.88
Period-average RMB : US$1 exchange rate	7.05	6.77
Period-end HK$ : US$1 exchange rate	7.75	7.81
Period-average HK$ : US$1 exchange rate	7.76	7.79
Period-end AU$ : US$1 exchange rate	1.45	1.44
Period-average AU$ : US$1 exchange rate	1.52	1.40

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

As of June 30, 2020, the Company’s balance sheet includes Level 2 liabilities comprised of the fair value of embedded derivative liabilities of $68,498 (see Note 5). The fair value of the derivative liabilities is based on significant inputs not observable in the market, which represents a Level 2 measurement within the fair value hierarchy. The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the six-month period ended June 30, 2020:

Embedded derivative liabilities
Balance as of December 31, 2019	$28,545
Net change in the fair value	39,953
Balance as of June 30, 2020	$68,498

Concentrations of risks

For the three months ended June 30, 2020, no customer accounted for 10% or more of revenues. For the six months ended June 30, 2020, one customer accounted for 28% of revenues. For the three and six months ended June 30, 2019, three customers accounted for 71% (41%, 18%, and 12%) and 55% (32%, 14%, and 9%) of revenue, respectively. For the three and six months ended June 30, 2020, two customers accounted for 22% (12% and 10%) of accounts receivable at period-end. For the three and six months ended June 30, 2019, no customer accounted for 10% or more of accounts receivable at period-end.

For the three and six months ended June 30, 2020 and 2019, no vendor accounted for 10% or more of the Company’s cost of revenues. For the three and six months ended June 30, 2020, two vendors accounted for 34% (20% and 14%) of accounts payable at period-end. For the three and six months ended June 30, 2019, no vendor accounted for 10% or more of accounts payable at period-end.

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

Recent accounting pronouncements

The FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) in June 2016. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) in accounting for the sale of real estate properties. The Company records the sale based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset to the buyer. During the three and six months ended June 30, 2020 and 2019, there were no sales of real estate and the Company recorded no sales revenue from the real estate property held for sale.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non-listing services	$355,075	$478,783
Corporate advisory – Listing services	13,385	1,200,000
Rental of real estate properties	32,680	22,931
Total revenue	$401,140	$1,701,714

	Three Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$248,980	$1,543,598
Malaysia	107,312	109,976
China	44,848	48,140
Total revenue	$401,140	$1,701,714

	Six Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non-Listing services	$806,788	$911,842
Corporate advisory – Listing services	355,385	1,200,000
Rental of real estate properties	55,508	51,920
Total revenue	$1,217,681	$2,163,762

	Six Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$911,473	$1,840,903
Malaysia	231,254	243,999
China	74,954	78,860
Total revenue	$1,217,681	$2,163,762

Our contract balances include deferred costs of revenue and deferred revenue.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Six Months Ended June 30, 2020
(Unaudited)
Deferred revenue, January 1, 2020	$1,202,153
New contract liabilities	85,385
Performance obligations satisfied	(355,385)
Deferred revenue, June 30, 2020	$932,153

Deferred Costs of Revenue

For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded for any costs incurred in advance of the performance obligation.

Deferred revenue and deferred costs of revenue at June 30, 2020 and December 31, 2019 are classified as current assets or current liabilities and totaled:

	As of June 30, 2020	As of December 31, 2019
	(Unaudited)
Deferred revenue	$932,153	$1,202,153
Deferred costs of revenue	$52,397	$73,821

NOTE 3 - OTHER INVESTMENTS

On May 27, 2020, the Company entered into a purchase and sale agreement (the “Agreement”) with Daniel McKinney (the “Seller”), the sole owner of a 12.3 kilogram carved natural blue sapphire (the “Millennium Sapphire”), pursuant to which the Company agreed to acquire a 4% interest in the Millennium Sapphire from the Seller, and the Seller agreed to sell the 4% interest in the Millennium Sapphire to the Company. As consideration thereto, on June 15, 2020, the Company issued an aggregate of 4,444,444 restricted shares of its common stock, including 2,000,000 restricted shares of common stock to the Seller and 2,444,444 restricted shares to his designees. The aggregate of 4,444,444 restricted shares of common stock issued by the Company, representing an aggregate purchase price of $4,000,000 (approximately $0.90 per share) based on the 4% interest of an appraised value of the Millennium Sapphire of $100,000,000 by an independent appraiser, Mr. Pascal Butel, on March 9, 2020. The investment is recognized at historical cost at $4,000,000 under other investments.

On June 29, 2020, the Company entered into a purchase and sale agreement (the “Agreement”) with the Company’s subsidiary, Millennium Fine Art Inc. (“MFAI”), pursuant to which the Company agreed to sell its 4% ownership interest in the Millennium Sapphire to MFAI and MFAI agreed to acquire the 4% ownership of the Millennium Sapphire from the Company. As consideration thereto, on July 23, 2020, MFAI issued 1,000,000 restricted shares of its common stock to the Company valued at $5,000,000 ($5 per share). A gain on disposal of $1,000,000 will be recorded by the Company in the next quarterly period ending September 30, 2020.

NOTE 4 - OPERATING LEASES

The Company has two separate operating lease agreements for one office space in each of Malaysia and Hong Kong with remaining lease terms of 9 months and 10 months, respectively. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Six Months Ended June 30, 2020
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$172,030

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2020	$86,994
Weighted average remaining lease term – operating leases (in years)	0.8
Average discount rate – operating leases	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

At June 30, 2020
Operating leases
Long-term right-of-use assets	$210,765

Short-term operating lease liabilities	$215,372
Long-term operating lease liabilities	-
Total operating lease liabilities	$215,372

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2020 (remaining 6 months)	$131,604
2021	87,736
Total lease payments	219,340
Less: Imputed interest/present value discount	(3,968)
Present value of lease liabilities	$215,372

Lease expenses were $71,303 and $172,030 during the three and six months ended June 30, 2020, respectively, and $101,313 and $199,243 during the three and six months ended June 30, 2019, respectively.

During the six months ended June 30, 2020, the Company terminated one lease and a second lease was deconsolidated when the Company sold its controlling interest in a subsidiary (See Note 8). The total operating lease right-of-use assets and liabilities removed from the Company’s financial statements were approximately $159,000.

NOTE 5 - DERIVATIVE LIABILITIES

At June 30, 2020, the Company has outstanding warrants exercisable into 53,556 shares of the Company’s common stock. The strike price of warrants is denominated in US dollars, a currency other than the Company’s functional currencies, the HK$, RMB, and MYR. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2019, the balance of the derivative liabilities was $28,545. During the six months ended June 30, 2020, the Company recorded an increase in fair value of derivatives of $39,953. At June 30, 2020, the balance of the derivative liabilities was $68,498.

The derivative liabilities were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
Risk-free interest rate	$1.4%	$2.4%
Expected volatility	181%	173%
Contractual life (in years)	3.0 years	3.4 years
Expected dividend yield	0.00%	0.00%
Fair Value of warrants	$68,498	$28,545

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

NOTE 6 - WARRANTS

In 2018, the Company issued warrants exercisable into 53,556 shares of common stock. The warrants were fully vested when issued, have an exercise price of $7.20 per share, and expire in 2023. A summary of warrant activity during the six months ended June 30, 2020 is presented below:

			Remaining
	Number		Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Warrants outstanding at December 31, 2019	53,556	$7.20
Granted	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at June 30, 2020	53,556	$7.20	3.0
Warrants exercisable at June 30, 2020	53,556	$7.20	3.0

At June 30, 2020, the intrinsic value of outstanding warrants was zero.

NOTE 7 - RELATED PARTY TRANSACTIONS

Due from related parties:	June 30, 2020	December 31, 2019
	(Unaudited)
Accounts receivable, net
Due from related party G (net of allowance of $126)	$126	$-

Prepaids and other current assets
Due from related party G	1,032	1,623
Due from related party H	60,000	60,000
Total	$61,158	$61,623

Due to related parties:	June 30, 2020	December 31, 2019
	(Unaudited)
Due to related party A	$19,386	$1,113
Due to related party B	28,705	35
Due to related party D	-	25
Due to related party E	-	2,167
Due to related party J	779,561	779,561
Due to related party K	395,296	226,859
Total	$1,222,948	$1,009,760

	For the six months ended June 30,
Income from or expenses to related parties:	2020	2019
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$18,709	$37,570
- Related party B	73,174	562,897
- Related party C	831	385
- Related party D	5,911	707,015
- Related party E	9,390	5,597
- Related party K	(44)	-
Total	$107,971	$1,313,464

Cost of service revenue to related parties
- Related party B	$2,190	$-
- Related party D	-	184,000
Total	$2,190	$184,000

General and administrative expenses to related parties
- Related party A	$180	$-
- Related party B	1,932	-
- Related party D	-	106,574
- Related party G	934	-
Total	$3,046	$106,574

Other income from related parties - Related party D	$-	$1,610
- Related party E	-	8,188
Total	$-	$9,798

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

Related party H represents a company in which we have a 49% equity investment. At June 30, 2020 and December 31, 2019, amounts due from related party H are unsecured, bear no interest, and are payable upon demand. During 2018, the Company acquired 49% of related party H for total consideration of $368,265. At December 31, 2018, the Company determined that its investments in related party H were impaired and recorded an impairment of other investments of $368,265.

Related party I is controlled by a family member of Mr. Lee Chong Kung, the Company’s CEO and major shareholder.

Related party J represents the noncontrolling interest in the Company’s subsidiary that owns its real estate held for sale. The amounts due to related party J are unsecured, bear no interest, are payable on demand, and related to the initial acquisition of the real estate held for sale property.

Related party K represents shareholders and directors of the Company or the Company’s subsidiary. The amounts due to related party I represents expenses paid by the shareholders or directors to third parties on behalf of the Company, are non-interest bearing, and are due on demand.

NOTE 8 - DECONSOLIDATION OF CONTROLLING INTEREST IN SUBSIDIARIES

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

On May 20, 2020, Greenpro Venture Cap (Qianhai) Limited, a wholly owned subsidiary of the Company, allotted an additional 196 shares to Mr. Yip Hoi Hing Peter, a director of certain controlled subsidiaries of the Company (“Mr. Yip”), at the price of $196. As a result, the Company holds a 2% interest in GVCQH, and GVCQH’s sole asset, cash of $129 was disposed and a loss on disposal of $125 was recorded.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the six months ended June 30, 2020 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$55,508	$1,162,173	$-	$1,217,681
Cost of revenues	26,241	200,444	-	226,685
Depreciation and amortization	75,148	48,515	5,095	128,758
Net income (loss)	10,497	(508,569)	(307,658)	(805,730)

Total assets	2,466,329	4,936,420	4,123,285	11,526,034
Capital expenditures for long-lived assets	$-	$2,042	$4,000,000	$4,002,042

	For the six months ended June 30, 2019 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$51,920	$2,111,842	$-	$2,163,762
Cost of revenues	(23,752)	(692,690)	(85,500)	(801,942)
Depreciation and amortization	16,248	99,211	8,347	123,806
Net loss	(36,865)	(349,987)	(240,265)	(627,117)

Total assets	2,586,843	6,433,183	265,058	9,285,084
Capital expenditures for long-lived assets	$-	$1,073	$-	$1,073

(b) By Geography*

	For the six months ended June 30, 2020 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$911,473	$231,254	$74,954	$1,217,681
Cost of revenues	131,956	93,736	993	226,685
Depreciation and amortization	52,665	17,079	59,014	128,758
Net loss	(474,989)	(75,760)	(254,981)	(805,730)

Total assets	7,679,172	910,594	2,936,268	11,526,034
Capital expenditures for long-lived assets	$4,000,000	$2,042	$-	$4,002,042

	For the six months ended June 30, 2019 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$1,840,903	$243,999	$78,860	$2,163,762
Cost of revenues	(706,885)	(95,057)	-	(801,942)
Depreciation and amortization	45,163	17,517	61,126	123,806
Net income (loss)	(254,671)	5,886	(378,332)	(627,117)

Total assets	4,696,976	1,162,242	3,425,866	9,285,084
Capital expenditures for long-lived assets	$-	$-	$1,073	$1,073

*Revenues and costs are attributed to countries based on the location where the entities operate.

NOTE 10 - SUBSEQUENT EVENTS

On June 29, 2020, the Company entered into a purchase and sale agreement (the “Agreement”) with Millennium Fine Art Inc. (“MFAI”), pursuant to which the Company agreed to sell its 4% ownership interest in a 12.3 kilogram carved natural blue sapphire (the “Millennium Sapphire” or the “Target Asset”) to MFAI, and MFAI agreed to acquire the 4% ownership of the Target Asset from the Company. As consideration thereto, on July 23, 2020, MFAI issued 1,000,000 restricted shares of its common stock to the Company valued at $5,000,000 ($5 per share). A gain on disposal of $1,000,000 will be recorded by the Company in the next quarterly period ending September 30, 2020.

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

During the three and six months ended June 30, 2020 and 2019, we operated in three regions: Hong Kong, Malaysia and China. We derived revenue from the provision of services and rental activities of our commercial properties.

Comparison of the three months ended June 30, 2020 and 2019

Total revenue

Total revenue was $401,140 and $1,701,714 for the three months ended June 30, 2020 and 2019, respectively. The decreased amount of $1,300,574 was primarily due to a decrease in the revenue of business services. We expect revenue from our business services segment to decrease in the next few months due to the impact of the COVID-19 pandemic.

Service business revenue

Revenue from the provision of business services was $368,460 and $1,678,783 for the three months ended June 30, 2020 and 2019, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We experienced a decrease in service income as a result of less service orders placed from clients during the period due to the impact of the COVID-19 pandemic.

Real estate business

Rental revenue

Revenue from rentals was $32,680 and $22,931 for the three months ended June 30, 2020 and 2019, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total operating costs and expenses

Total operating costs and expenses was $939,829 and $1,835,740 for the three months ended June 30, 2020 and 2019, respectively. They consist of cost of service revenue, cost of rental revenue, and general and administrative expenses.

The losses from operations for the Company for the three months ended June 30, 2020 and 2019 was $538,689 and $134,026, respectively. The increase in loss from operations was mainly due to a decrease in service revenue.

Cost of service revenue

Cost of revenue on provision of services was $71,937 and $609,098 for the three months ended June 30, 2020 and 2019, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of rental revenue

Cost of rental revenue was $14,607 and $10,201 for the three months ended June 30, 2020 and 2019, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by tenants.

General and administrative expenses

General and administrative (“G&A”) expenses were $853,285 and $1,216,441 for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, general and administrative expenses consisted primarily of salary and wages of $370,589, rental expenses of $71,303, other professional fees of $82,381, and directors’ compensation of $98,831. We expect our G&A expenses to continue to increase as we integrate our business acquisitions, expand our existing business and develop new markets in other regions.

Other income (expense)

For the three months ended June 30, 2020, net other expense was ($24,526) as compared to net other income of $73,103 for the three months ended June 30, 2019. Loss on changes in fair value of derivative liabilities was $55,409 for the three months ended June 30, 2020. Gain on changes in fair value of derivative liabilities was $43,916 for the three months ended June 30, 2019.

Net loss

The net loss was $563,215 and $65,228 for the three months ended June 30, 2020 and 2019, respectively. The increase in net loss was mainly due to a decrease of service revenue in 2020.

Net income or loss attributable to noncontrolling interest

The Company records net income or loss attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

For the three months ended June 30, 2020 and 2019, the Company recorded net income attributable to a noncontrolling interest of $3,562 and net loss attributable to the noncontrolling interests of $29,092, respectively.

Comparison of the six months ended June 30, 2020 and 2019

Total revenue

Total revenue was $1,217,681 and $2,163,762 for the six months ended June 30, 2020 and 2019, respectively. The decrease of $946,081 was due to a decrease of revenue in business services and a decrease in our client base. We expect revenue from our business services segment to decrease in the next few months due to the impact of the COVID-19 pandemic.

Service business revenue

Revenue from the provision of business services was $1,162,173 and $2,111,842 for the six months ended June 30, 2020 and 2019, respectively. It was derived principally from business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We experienced a decrease in service income as a result of less service orders placed from clients during the period due to the impact of the COVID-19 pandemic.

Real estate business

Rental revenue

Revenue from rentals was $55,508 and $51,920 for the six months ended June 30, 2020 and 2019, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total operating costs and expenses

Total operating costs and expenses was $1,989,877 and $2,988,284 for the six months ended June 30, 2020 and 2019, respectively. They consist of cost of service revenue, cost of real estate properties sold, cost of rental revenue and G&A expenses.

Cost of service revenue

Costs of revenue on provision of services were $200,444 and $778,190 for the six months ended June 30, 2020 and 2019, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of rental revenue

Cost of rental revenue was $26,241 and $23,752 for the six months ended June 30, 2020 and 2019, respectively. It includes the costs associated with government rent and rates, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by the tenants.

General and administrative expenses

General and administrative (“G&A”) expenses were $1,763,192 and $2,186,342 for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, G&A expenses consist primarily of salary and wages of $799,980, rental expenses of $172,030, other professional fees of $107,676, and directors’ remuneration of $197,426. We expect our G&A expenses to continue to increase as we expect to integrate our business acquisitions, deepen our existing businesses and develop new markets in other regions.

Other income (expense)

For the six months ended June 30, 2020, net other expense was ($33,534) as compared to net other income of $205,136 for the six months ended June 30, 2019. Loss on changes in fair value of derivative liabilities was $39,953 for the six months ended June 30, 2020. Gain on changes in fair value of derivative liabilities was $184,565 for the six months ended June 30, 2019.

Net Loss

The net loss was $805,730 and $627,117 for the six months ended June 30, 2020 and 2019, respectively. The increase in net loss was mainly due to a decrease of service revenue in 2020.

Income or loss attributable to noncontrolling interests

The Company records income or loss attributable to noncontrolling interests in the consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

At June 30, 2019, noncontrolling interests are related to the Company’s respective 60% ownership of Forward Win International Limited, Yabez (Hong Kong) Company Limited and Yabez Business Service (SZ) Company Limited.

On February 29, 2020, the Company sold its 60% interest in Yabez (Hong Kong) Limited and its wholly owned subsidiary, Yabez Business Service (SZ) Company Limited (collectively, “Yabez”) due to continuing losses incurred by Yabez, to an unrelated party for $1.

On April 23, 2020, the Company sold 40% of the outstanding shares of Greenpro New Finance Academy Limited (formerly known as Greenpro Synergy Network Limited) and its wholly owned subsidiary, Greenpro Synergy Network (Shenzhen) Limited (collectively, “GSN”) to Mr. Yip Hoi Hing Peter, a director of certain controlled subsidiaries of the Company (“Mr. Yip”) for HK$1 (approximately $0.13).

On May 4, 2020, the Company disposed 40% shareholdings of Greenpro Family Office Limited (“GFO”) to Mr. Yip for HK$1 (approximately $0.13).

On May 20, 2020, Greenpro Venture Cap (Qianhai) Limited, a wholly owned subsidiary of the Company (“GVCQH”), allotted an additional 196 shares to Mr. Yip at the aggregate price of $196. As a result, the Company holds a 2% interest in GVCQH, and GVCQH’s sole asset, cash of $129, was disposed and a loss on disposal of $125 was recorded.

At June 30, 2020, the noncontrolling interest is related to the Company’s respective 60% ownership of Forward Win International Limited, GFO and GSN.

For the six months ended June 30, 2020 and 2019, the Company recorded net income attributable to noncontrolling interests of $4,262 and net loss attributable to noncontrolling interests of $39,827, respectively.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the six months ended June 30, 2020 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2020.

Contractual Obligations

As of June 30, 2020, one of the subsidiaries of the Company leases an office in Hong Kong under a non-cancellable operating lease with a term of three years commencing from May 1, 2018 to April 30, 2021. Another subsidiary of the Company leases an office in Malaysia under a non-cancellable operating lease with a term of one year commencing from April 1, 2020 to March 31, 2021. At June 30, 2020, the future minimum rental payments under these leases in the aggregate are approximately $231,187 and are due as follows: 2020: $139,502, and 2021: $91,685.

Related Party Transactions

For the six months ended June 30, 2020 and 2019, related party service revenue totaled $107,971 and $1,313,464, respectively.

Accounts receivable due from related parties was $126 and $0 as of June 30, 2020 and December 31, 2019, respectively. Other receivable due from related parties was $61,032 and $61,623 as of June 30, 2020 and December 31, 2019, respectively. The amounts due to related parties was $1,222,948 and $1,009,760 as of June 30, 2020 and December 31, 2019, respectively.

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

Liquidity and Capital Resources

Our cash balance at June 30, 2020 decreased to $559,465 as compared to $1,256,739 at December 31, 2019. We estimate the Company currently does not have sufficient cash available to meet its anticipated working capital for the next twelve months, without raising additional capital. The Company is continuing to look for different financing opportunities in order to increase working capital and improve liquidity.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2020, the Company incurred a net loss of $805,730 and used cash in operations of $871,698 and at June 30, 2020, the Company had a working capital deficiency of $2,720,009. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $871,698 and $999,305 for the six months ended June 30, 2020 and 2019, respectively. The cash used in operating activities in 2020 was mainly from the net loss for the period of $805,730, a decrease in accounts payable and accrued liabilities of $84,486, a decrease in deferred revenue of $270,000, an increase in prepaids and other current assets of $11,703, and offset by a decrease in net accounts receivable of $152,716. For the six months ended June 30, 2020, non-cash adjustments totaled $277,167, which was mostly composed of non-cash expenses of depreciation and amortization of $128,758 and amortization of right-of-use assets of $137,324, change in fair value of derivative liabilities of $39,953 and offset by non-cash income of provision for bad debts of $28,911.

Investing activities

Net cash used in investing activities was $26,964 and $63,179 for the six months ended June 30, 2020 and 2019, respectively.

Financing activities

Net cash provided by financing activities was $146,904 and $31,639 for the six months ended June 30, 2020 and 2019, respectively.

The cash provided by financing activities in 2020 was mainly advances from related parties of $218,825 and offset by repayment of loans secured by real estate of $71,921.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the six months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

If the Company is unable to continue as a going concern, its securities will have little or no value.

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the years ended December 31, 2020 and 2019 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. During the six months ended June 30, 2020, the Company incurred a net loss of $805,730 and used cash in operations of $871,698 and at June 30, 2020, the Company had a working capital deficiency of $2,720,009. The Company currently anticipates that its cash and cash equivalents will not be sufficient to fund its operations for the next twelve months, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

Greenpro Capital Corp.

Date: August 14, 2020	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

