Form 10-Q
period 2020-09-30
Greenpro Capital Corp.
filed 2020-11-16
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 16, 2020, there were 59,203,333 shares, par value $0.0001, of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(In U.S. dollars, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (including $166,795 and $163,813 of restricted cash as of September 30, 2020 and December 31, 2019, respectively)	$559,743	$1,256,739
Accounts receivable, net of allowance of $10,217 and $46,624 as of September 30, 2020 and December 31, 2019, respectively (including due from related parties of $7,223 and $0 as of September 30, 2020 and December 31, 2019, respectively)	59,854	221,529
Prepaids and other current assets	294,818	184,533
Due from related parties	62,391	61,623
Deferred costs of revenue	53,107	73,821
Total current assets	1,029,913	1,798,245

Property and equipment, net	2,803,051	2,831,109
Real Estate investments:
Real estate held for sale	2,219,303	2,396,238
Real estate held for investment, net	759,415	796,059
Intangible assets, net	19,676	91,012
Goodwill	319,726	319,726
Other investments (including investments in related parties of $4,054,263 and $53,363 as of September 30, 2020 and December 31, 2019, respectively)	4,147,435	145,140
Operating lease right-of-use assets, net	148,296	506,924
TOTAL ASSETS	$11,446,815	$8,884,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$690,904	$757,813
Current portion of loans secured by real estate	494,548	531,488
Due to related parties	1,255,291	1,009,760
Operating lease liabilities, current portion	151,521	318,914
Income tax payable	6,953	27,598
Deferred revenue (including $215,000 and $140,000 from related parties as of September 30, 2020 and December 31, 2019 respectively)	1,238,240	1,202,153
Derivative liabilities	56,694	28,545
Total current liabilities	3,894,151	3,876,271

Long term portion of loans secured by real estate	1,361,224	1,461,563
Operating lease liabilities, net of current portion	-	192,778
Total liabilities	5,255,375	5,530,612

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 59,203,333 and 54,723,889 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	5,920	5,473
Additional paid in capital	20,452,034	16,417,481
Accumulated other comprehensive loss	(64,537)	(95,169)
Accumulated deficit	(14,424,532)	(13,160,629)
Total Greenpro Capital Corp. common stockholders’ equity	5,968,885	3,167,156
Noncontrolling interests in consolidated subsidiaries	222,555	186,685

Total stockholders’ equity	6,191,440	3,353,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,446,815	$8,884,453

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended September 30		Nine months ended September 30,
	2020	2019	2020	2019

REVENUES:
Service revenue (including $73,446 and $430,069 of service revenue from related parties for the three months ended September 30, 2020 and 2019, respectively, and $181,417 and $1,743,533 of service revenue from related parties for the nine months ended September 30, 2020 and 2019, respectively)	$389,610	$1,132,784	$1,551,783	$3,244,626
Sale of real estate properties	253,677	-	253,677	-
Rental revenue	35,630	19,542	91,138	71,462
Total revenue	678,917	1,152,326	1,896,598	3,316,088

COST OF REVENUES:
Cost of service revenue (including $324 and $0 of cost of service to related parties for the three months ended September 30, 2020 and 2019, respectively, and $2,514 and $184,000 of cost of service to related parties for the nine months ended September 30, 2020 and 2019, respectively)	(52,243)	(352,813)	(252,687)	(1,131,003)
Cost of real estate properties sold	(210,573)	-	(210,573)	-
Cost of rental revenue	(13,986)	(11,237)	(40,227)	(34,989)
Total cost of revenues	(276,802)	(364,050)	(503,487)	(1,165,992)

GROSS PROFIT	402,115	788,276	1,393,111	2,150,096

OPERATING EXPENSES:
General and administrative (including $5,274 and $48,564 of general and administrative expense to related parties for the three months ended September 30, 2020 and 2019, respectively, and $8,320 and $155,138 of general and administrative expense to related parties for the nine months ended September 30, 2020 and 2019, respectively)	(870,537)	(1,001,335)	(2,633,729)	(3,187,677)
Total operating expenses	(870,537)	(1,001,335)	(2,633,729)	(3,187,677)

LOSS FROM OPERATIONS	(468,422)	(213,059)	(1,240,618)	(1,037,581)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	11,804	8,221	(28,149)	192,785
Other income (including $0 of other income from a related party for the three months ended September 30, 2020 and 2019, and $0 and $1,610 of other income from a related party for the nine months ended September 30, 2020 and 2019, respectively)	62,835	18,027	131,486	91,002
Interest income (including $0 of interest income from a related party for the three months ended September 30, 2020 and 2019, and $0 and $8,188 of interest income from a related party for the nine months ended September 30, 2020 and 2019, respectively)	152	-	471	-
Interest expense	(36,118)	(23,759)	(98,669)	(76,162)

Total other income	38,673	2,489	5,139	207,625

LOSS BEFORE INCOME TAX	(429,749)	(210,570)	(1,235,479)	(829,956)
Income tax expense	-	(577)	-	(8,308)
NET LOSS	(429,749)	(211,147)	(1,235,479)	(838,264)
Net (income) loss attributable to noncontrolling interest	(24,162)	23,295	(28,424)	63,122

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(453,911)	(187,852)	(1,263,903)	(775,142)
Other comprehensive income:
- Foreign currency translation income	66,616	-	30,632	3,254
COMPREHENSIVE LOSS	$(387,295)	$(187,852)	$(1,233,271)	$(771,888)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	59,174,800	54,723,889	56,036,990	54,721,674

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In U.S. dollars, except share data)

(Unaudited)

Three months ended September 30, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of June 30, 2020 (Unaudited)	59,168,333	$5,917	$20,526,390	$(131,153)	$(13,970,621)	$89,040	$6,519,573
Fair value of shares issued for marketing expense	35,000	3	34,997	-	-	-	35,000
Changes in ownership interests in subsidiaries	-	-	(109,353)	-	-	109,353	-
Foreign currency translation	-	-	-	66,616	-	-	66,616
Net (loss) income	-	-	-	-	(453,911)	24,162	(429,749)
Balance as of September 30, 2020 (Unaudited)	59,203,333	$5,920	$20,452,034	$(64,537)	$(14,424,532)	$222,555	$6,191,440

Nine months ended September 30, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2019	54,723,889	$5,473	$16,417,481	$(95,169)	$(13,160,629)	$186,685	$3,353,841
Fair value of shares issued for marketing expense	35,000	3	34,997	-	-	-	35,000
Fair value of shares issued for other investment	4,444,444	444	3,999,556	-	-	-	4,000,000
Derecognition of non-controlling interest due to deconsolidation	-	-	-	-	-	7,446	7,446
Foreign currency translation	-	-	-	30,632	-	-	30,632
Net (loss) income	-	-	-	-	(1,263,903)	28,424	(1,235,479)
Balance as of September 30, 2020 (Unaudited)	59,203,333	$5,920	$20,452,034	$(64,537)	$(14,424,532)	$222,555	$6,191,440

Three months ended September 30, 2019 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of June 30, 2019 (Unaudited)	54,723,889	$5,473	$16,417,481	$(63,023)	$(12,403,370)	$151,787	$4,108,348
Foreign currency translation	-	-	-	(59,762)	-	-	(59,762)
Net loss	-	-	-	-	(187,852)	(23,295)	(211,147)
Balance as of September 30, 2019 (Unaudited)	54,723,889	$5,473	$16,417,481	$(122,785)	$(12,591,222)	$128,492	$3,837,439

Nine months ended September 30, 2019 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2018	54,715,287	$5,472	$16,376,192	$(66,277)	$(11,816,080)	$230,123	$4,729,430
Fair value of shares issued for acquisition	8,602	1	41,289	-	-	-	41,290
Disposal of non-controlling interests	-	-	-	-	-	(38,509)	(38,509)
Foreign currency translation	-	-	-	(56,508)	-	-	(56,508)
Net loss	-	-	-	-	(775,142)	(63,122)	(838,264)
Balance as of September 30, 2019 (Unaudited)	54,723,889	$5,473	$16,417,481	$(122,785)	$(12,591,222)	$128,492	$3,837,439

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In U.S. dollars)

(Unaudited)

	Nine months ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(1,235,479)	$(838,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193,510	184,227
Amortization of right-of-use assets	199,878	96,362
Provision for bad debts	40,710	(27,324)
Fair value of shares issued for marketing expense	35,000	-
Gain on disposal of other investment	(875)	-
Loss on disposal of property and equipment	115	-
Loss on disposal of a subsidiary	125	-
Loss (gain) on deconsolidation of controlled subsidiaries	727	(35,986)
Gain on sale of real estate held for sale	(43,104)	-
Change in fair value of derivative liabilities	28,149	(192,785)
Increase in cash surrender value on life insurance	(1,395)	(20,553)
Changes in operating assets and liabilities:
Accounts receivable, net	161,675	60,767
Prepaids and other current assets	8,013	89,184
Deferred costs of revenue	20,714	337,540
Accounts payable and accrued liabilities	(66,909)	(184,362)
Operating lease liabilities	(201,421)	(96,362)
Income tax payable	(20,645)	-
Deferred revenue	36,087	(613,660)
Net cash used in operating activities	(845,125)	(1,241,216)

Cash flows from investing activities:
Purchase of property and equipment	(2,106)	(1,035)
Purchase of real estate held for investment	-	(1,890)
Proceeds from sale of property and equipment	97	-
Proceeds from real estate held for sale	113,845	-
Proceeds from sales of other investments	2,629
Purchase of other investment	(900)
Net decrease in cash due to deconsolidation of subsidiaries	(25,015)	-
Acquisition of business, net of cash acquired	-	(60,187)
Net cash provided by (used in) investing activities	88,550	(63,112)

Cash flows from financing activities:
Principal payments of loans secured by real estate	(156,591)	(106,857)
Advances from related parties	240,509	108,601
Net cash provided by financing activities	83,918	1,744

Effect of exchange rate changes in cash and cash equivalents	(24,339)	(11,572)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(696,996)	(1,314,156)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,256,739	2,172,048

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$559,743	$857,892

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$24,642	$8,868
Cash paid for interest	$92,265	$76,162

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Noncash assets derecognized on deconsolidation of controlled subsidiaries	$142,130	$-
Noncash liabilities derecognized on deconsolidation of controlled subsidiaries	$173,680	$-
Right-of-use assets and operating lease liabilities removed for terminated operating leases	$159,160	$-
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$-	$582,647
Fair value of shares issued for acquisition of business	$-	$41,290
Fair value of shares issued for other investment	$4,000,000	$-

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2020 and 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Condensed Consolidated Balance Sheet information as of December 31, 2019 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2020, the Company incurred a net loss of $1,235,479 and used cash in operations of $845,125 and at September 30, 2020, the Company had a working capital deficiency of $2,864,238. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

COVID-19 outbreak

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our services and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

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

At September 30, 2020 and December 31, 2019, cash included funds held by employees of $20,967 and $33,096, respectively, and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$65,994	$337,960
Denominated in Hong Kong Dollars	216,311	393,062
Denominated in Chinese Renminbi	217,162	494,870
Denominated in Malaysian Ringgit	60,276	30,847
Cash, cash equivalents, and restricted cash	$559,743	$1,256,739

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

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, at their fair value at the end of each reporting period, unless there is no readily determinable fair value. Equity investments without readily determinable fair values are accounted for at cost and assessed for impairment at each reporting period. At September 30, 2020 and December 31, 2019, the Company had four and two investments in equity securities of related parties valued at $4,054,263 and $53,363, respectively.

Investments under the equity method

The Company applies the equity method to investments in common stock when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is generally presumed when the investor possesses 20% or more of the voting interests of the investee. In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. We generally stop applying the equity method when our share of the investee’s net losses has reduced our investment to zero unless we have additional investments in the investee at risk or have committed financial support to the investee. At September 30, 2020 and December 31, 2019, the Company had one investment accounted for under the equity method that was valued at zero.

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

Income (loss) per share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of shares from stock warrants. For the three and nine months ended September 30, 2020 and 2019, the only outstanding common stock equivalents were warrants for 53,556 potentially dilutive shares outstanding. These warrants have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore, basic and diluted net loss per share were the same.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2020	2019
Period-end MYR : US$1 exchange rate	4.16	4.19
Period-average MYR : US$1 exchange rate	4.24	4.14
Period-end RMB : US$1 exchange rate	6.79	7.13
Period-average RMB : US$1 exchange rate	7.00	6.87
Period-end HK$ : US$1 exchange rate	7.75	7.84
Period-average HK$ : US$1 exchange rate	7.76	7.81
Period-end AU$ : US$1 exchange rate	1.40	1.48
Period-average AU$ : US$1 exchange rate	1.48	1.42

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

As of September 30, 2020, the Company’s balance sheet includes Level 2 liabilities comprised of the fair value of embedded derivative liabilities of $56,694 (see Note 5). The fair value of the derivative liabilities is based on significant inputs not observable in the market, which represents a Level 2 measurement within the fair value hierarchy. The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the nine-month period ended September 30, 2020:

Embedded derivative liabilities
Balance as of December 31, 2019	$28,545
Net change in the fair value	28,149
Balance as of September 30, 2020	$56,694

Concentrations of risks

For the three months ended September 30, 2020, one customer accounted for 37% of revenues. For the nine months ended September 30, 2020, two customers accounted for 31% (18% and 13%) of revenues. For the three and nine months ended September 30, 2019, three customers accounted for 39% (21%, 9%, and 9%) and 59% (26%, 18%, and 15%) of revenue, respectively. For the three and nine months ended September 30, 2020, three customers accounted for 38% (16%, 11% and 11%) of accounts receivable at period-end. For the three and nine months ended September 30, 2019, no customer accounted for 10% or more of accounts receivable at period-end.

For the three and nine months ended September 30, 2020 and 2019, no vendor accounted for 10% or more of the Company’s cost of revenues. For the three and nine months ended September 30, 2020, two vendors accounted for 59% (24%, 19% and 16%) of accounts payable at period-end. For the three and nine months ended September 30, 2019, no vendor accounted for 10% or more of accounts payable at period-end.

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) in accounting for the sale of real estate properties. The Company records the sale based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset to the buyer. During the three and nine months ended September 30, 2020, the Company recognized revenue from the sale of one unit of commercial property held for sale. During the three and nine months ended September 30, 2019, there were no sales of real estate and the Company recorded no sales revenue from the real estate property held for sale.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non-listing services	$389,509	$622,798
Corporate advisory – Listing services	101	509,986
Rental of real estate properties	35,630	19,542
Sale of real estate properties	253,677	-
Total revenue	$678,917	$1,152,326

	Three Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$506,699	$629,573
Malaysia	133,107	148,603
China	39,111	374,150
Total revenue	$678,917	$1,152,326

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non-Listing services	$1,196,297	$1,534,640
Corporate advisory – Listing services	355,486	1,709,986
Rental of real estate properties	91,138	71,462
Sale of real estate properties	253,677	-
Total revenue	$1,896,598	$3,316,088

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$1,418,172	$2,470,476
Malaysia	364,361	392,602
China	114,065	453,010
Total revenue	$1,896,598	$3,316,088

Our contract balances include deferred costs of revenue and deferred revenue.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Nine Months Ended September 30, 2020
(Unaudited)
Deferred revenue, January 1, 2020	$1,202,153
New contract liabilities	391,573
Performance obligations satisfied	(355,486)
Deferred revenue, September 30, 2020	$1,238,240

Deferred Costs of Revenue

For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded for any costs incurred in advance of the performance obligation.

Deferred revenue and deferred costs of revenue at September 30, 2020 and December 31, 2019 are classified as current assets or current liabilities and totaled:

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)
Deferred revenue	$1,238,240	$1,202,153
Deferred costs of revenue	$53,107	$73,821

NOTE 3 - OTHER INVESTMENTS

On May 27, 2020, the Company entered into a purchase and sale agreement (the “Agreement”) with Daniel McKinney (the “Seller”), the sole owner of a 12.3 kilogram carved natural blue sapphire (the “Millennium Sapphire”), pursuant to which the Company agreed to acquire a 4% interest in the Millennium Sapphire from the Seller, and the Seller agreed to sell the 4% interest in the Millennium Sapphire to the Company. As consideration thereto, on June 15, 2020, the Company issued an aggregate of 4,444,444 restricted shares of its common stock, including 2,000,000 restricted shares of common stock to the Seller and 2,444,444 restricted shares to his designees. The aggregate of 4,444,444 restricted shares of common stock issued by the Company, representing an aggregate purchase price of $4,000,000 (approximately $0.90 per share) based on the 4% interest of an appraised value of the Millennium Sapphire of $100,000,000 by an independent appraiser, Mr. Pascal Butel, on March 9, 2020. The investment is recognized at historical cost of $4,000,000 under other investments.

On June 29, 2020, the Company entered into a purchase and sale agreement (the “Agreement”) with the Company’s subsidiary, Millennium Fine Art Inc. (“MFAI”), pursuant to which the Company agreed to sell its 4% ownership interest in the Millennium Sapphire to MFAI and MFAI agreed to acquire the 4% ownership of the Millennium Sapphire from the Company. As consideration thereto, on July 1, 2020, MFAI issued 2,000,000 restricted shares of its Class B common stock to the Company valued at $5,000,000 ($5 per share), in which 1,000,000 shares were retained by the Company and the other 1,000,000 shares were reserved as a dividend to the shareholders of the Company. The Company expects to distribute these 1,000,000 shares to its shareholders in 2021. A gain on disposal of $1,000,000 was recorded at the Company level but was eliminated upon consolidation.

On July 1, 2020, MFAI issued 19,200,000 restricted shares of its Class A common stock to the Seller of the Millennium Sapphire valued at $96,000,000 ($5 per share) to acquire the remaining 96% interest in the Millennium Sapphire. MFAI is an investment company and has a 100% interest in the Millennium Sapphire.

As of September 30, 2020, the Company owns 2,000,000 shares of Class B common stock of MFAI, equal to approximately 1% of the issued and outstanding shares of MFAI, in which 1,000,000 shares were retained by the Company and recognized at historical cost of $4,000,000 under other investments, and the other 1,000,000 shares were reserved as a dividend to the shareholders of the Company. The Company expects to distribute these 1,000,000 shares to its shareholders in 2021 and will evaluate such investment at year end to determine if impairment is necessary.

NOTE 4 - OPERATING LEASES

The Company has two separate operating lease agreements for one office space in each of Malaysia and Hong Kong with remaining lease terms of 6 months and 7 months, respectively. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Nine Months Ended September 30, 2020
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$245,682

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2020	$195,363
Weighted average remaining lease term – operating leases (in years)	0.58
Average discount rate – operating leases	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2020
Operating leases
Long-term right-of-use assets	$148,296

Short-term operating lease liabilities	$151,521
Long-term operating lease liabilities	-
Total operating lease liabilities	$151,521

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2020 (remaining 3 months)	$65,806
2021	87,742
Total lease payments	153,548
Less: Imputed interest/present value discount	(2,027)
Present value of lease liabilities	$151,521

Lease expenses were $73,652 and $245,682 during the three and nine months ended September 30, 2020, respectively, and $99,394 and $298,637 during the three and nine months ended September 30, 2019, respectively.

During the nine months ended September 30, 2020, the Company terminated one lease and a second lease was deconsolidated when the Company sold its controlling interest in a subsidiary (See Note 8). The total operating lease right-of-use assets and liabilities removed from the Company’s financial statements were approximately $159,000.

NOTE 5 - DERIVATIVE LIABILITIES

At September 30, 2020, the Company has outstanding warrants exercisable into 53,556 shares of the Company’s common stock. The exercise price of warrants is denominated in US dollars, a currency other than the Company’s functional currencies, the HK$, RMB, and MYR. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2019, the balance of the derivative liabilities was $28,545. During the nine months ended September 30, 2020, the Company recorded an increase in fair value of derivatives of $28,149. At September 30, 2020, the balance of the derivative liabilities was $56,694.

The derivative liabilities were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	September 30, 2020	December 31, 2019
	(Unaudited)
Risk-free interest rate	$1.5%	$2.4%
Expected volatility	182%	173%
Contractual life (in years)	2.7 years	3.4 years
Expected dividend yield	0.00%	0.00%
Fair Value of warrants	$56,694	$28,545

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

NOTE 6 - WARRANTS

In 2018, the Company issued warrants exercisable into 53,556 shares of common stock. The warrants were fully vested when issued, have an exercise price of $7.20 per share, and expire in 2023. A summary of warrant activity during the nine months ended September 30, 2020 is presented below:

			Remaining
	Number		Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Warrants outstanding at December 31, 2019	53,556	$7.20
Granted	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at September 30, 2020	53,556	$7.20	2.7
Warrants exercisable at September 30, 2020	53,556	$7.20	2.7

At September 30, 2020, the intrinsic value of outstanding warrants was zero.

NOTE 7 - RELATED PARTY TRANSACTIONS

Due from related parties:	September 30, 2020	December 31, 2019
	(Unaudited)
Accounts receivable, net
Due from related party B (net of allowance of $380)	$7,223	$-

Due from related parties
Due from related party G	2,391	1,623
Due from related party H	60,000	60,000
Total	$69,614	$61,623

Due to related parties:	September 30, 2020	December 31, 2019
	(Unaudited)
Due to related party A	$2,920	$1,113
Due to related party B	30,107	35
Due to related party D	-	25
Due to related party E	-	2,167
Due to related party J	741,045	779,561
Due to related party K	481,219	226,859
Total	$1,255,291	$1,009,760

	For the nine months ended September 30,
Income from or expenses to related parties:	2020	2019
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$43,229	$211,624
- Related party B	108,297	804,867
- Related party C	1,162	385
- Related party D	14,366	712,710
- Related party E	14,251	11,193
- Related party G	112	2,754
Total	$181,417	$1,743,533

Cost of service revenue to related parties
- Related party B	$2,514	$-
- Related party D	-	184,000
Total	$2,514	$184,000

General and administrative expenses to related parties
- Related party A	$4,234	$-
- Related party B	2,900	-
- Related party D	-	155,138
- Related party G	1,186	-
Total	$8,320	$155,138

Other income from related parties
- Related party D	$-	1,610
- Related party E	-	8,188
Total	$-	$9,798

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

Related party H represents a company in which we have a 49% equity investment. At September 30, 2020 and December 31, 2019, amounts due from related party H were unsecured, bear no interest, and were payable upon demand. During 2018, the Company acquired 49% of related party H for total consideration of $368,265. At December 31, 2018, the Company determined that its investment in related party H was impaired and recorded an impairment of other investment of $368,265.

Related party I is controlled by a family member of Mr. Lee Chong Kung, the Company’s CEO and a major shareholder.

Related party J represents a noncontrolling interest in the Company’s subsidiary that owns its real estate held for sale. The amount due to related party J is unsecured, bear no interest, is payable on demand, and related to the initial acquisition of the real estate held for sale property.

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

On May 20, 2020, Global Leaders Corporation (formerly known as Greenpro Venture Cap (Qianhai) Limited), a wholly owned subsidiary of the Company, allotted an additional 196 shares to an unrelated party at the price of $196. As a result, the Company holds a 2% interest in GVCQH, and GVCQH’s sole asset, cash of $129, was disposed and a loss on disposal of $125 was recorded. On August 17, 2020, the Company sold the balance of the 2% interest in GVCQH to the unrelated party for $4.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the nine months ended September 30, 2020 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$344,815	$1,551,783	$-	$1,896,598
Cost of revenues	250,800	252,687	-	503,487
Depreciation and amortization	113,553	72,366	7,591	193,510
Net income (loss)	71,060	(853,822)	(452,717)	(1,235,479)

Total assets	2,407,537	4,938,386	4,100,892	11,446,815
Capital expenditures for long-lived assets	$-	$2,106	$-	$2,106

	For the nine months ended September 30, 2019 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$71,462	$3,244,626	$-	$3,316,088
Cost of revenues	34,989	1,002,753	128,250	1,165,992
Depreciation and amortization	24,303	147,419	12,505	184,227
Net loss	(54,277)	(384,585)	(399,402)	(838,264)

Total assets	2,582,631	5,928,187	136,865	8,647,683
Capital expenditures for long-lived assets	$-	$1,035	$-	$1,035

(b) By Geography*

	For the nine months ended September 30, 2020 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$1,418,172	$364,361	$114,065	$1,896,598
Cost of revenues	364,171	138,316	1,000	503,487
Depreciation and amortization	78,947	25,412	89,151	193,510
Net loss	(783,123)	(68,705)	(383,651)	(1,235,479)

Total assets	7,518,850	931,238	2,996,727	11,446,815
Capital expenditures for long-lived assets	$-	$2,106	$-	$2,106

	For the nine months ended September 30, 2019 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$2,470,476	$392,602	$453,010	$3,316,088
Cost of revenues	944,006	162,119	59,867	1,165,992
Depreciation and amortization	67,729	26,200	90,298	184,227
Net income (loss)	(629,922)	48,744	(257,086)	(838,264)

Total assets	4,371,510	1,168,208	3,107,965	8,647,683
Capital expenditures for long-lived assets	$-	$-	$1,035	$1,035

*Revenues and costs are attributed to countries based on the location where the entities operate.

NOTE 10 - SUBSEQUENT EVENTS

Acquisition of other investment in Ata Plus Sdn. Bhd.:

On July 8, 2020, the Company entered into an acquisition agreement (the “Agreement”) with all of eight shareholders of Ata Plus Sdn. Bhd. (the “Seller”) and Ata Plus Sdn. Bhd., a Malaysian company and a Recognized Market Operator (RMO) by the Securities Commission of Malaysia (“Ata Plus”). Pursuant to the Agreement, the Company agreed to acquire 15% of the issued and outstanding share of Ata Plus for a purchase price of $750,000. The purchase price shall be paid by the Company issuing to the Seller approximately 457,312 restricted shares of the Company’s common stock, which was based on the average closing price of the Company’s common stock for the five trading days preceding the date of the Agreement, $1.64 per share.

At the reporting date, the Company has not issued the shares to the Seller and the Company expects to issue the shares to the Seller on or before November 30, 2020.

A copy of the form of acquisition agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference. The foregoing summary of the terms of the acquisition agreement is subject to, and qualified in its entirety by, such agreement.

Distribution of DQWS shares as a dividend:

On September 24, 2020, the board of directors of the Company agreed to distribute 11,840,684 restricted shares of common stock of an investment of the Company, DSwiss, Inc. (OTC: DQWS) (the “Dividend”)., to the Company’s shareholders of record on September 30, 2020. At September 30, 2020 (the “Record Date”), the Company owned 27,000,000 restricted shares of the total issued and outstanding 206,904,600 restricted shares of common stock of DQWS. The Dividend is comprised of approximately one (1) share of DQWS common stock for every five (5) shares of the Company’s common stock issued and outstanding of the Record Date.

On November 12, 2020, the Dividend was distributed to the shareholders.

Separate Private Placements with AG Opportunities Fund SPC-AG Pre-IPO Fund SP1 and Mr. Seah Kok Wah

On October 9, 2020, the Company entered into separate subscription agreements (each, a “Subscription Agreement”) with accredited investors, AG Opportunities Fund SPC-AG Pre-IPO Fund SP1 and Mr. Seah Kok Wah (the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement an aggregate of 195,455 shares of the Company’s common stock. The shares of common stock were sold at a price per share of $1.10 for aggregate gross proceeds of $215,000. The Company intends to use the proceeds from the private placement for working capital and general corporate purposes.

Convertible Note Financing with FirstFire Global Opportunities Fund, LLC:

On October 13, 2020, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC, an accredited investor (“FirstFire” or the “Investor”), pursuant to which the Company issued and sold to the Investor in a private placement an unsecured convertible promissory note in the aggregate principal amount $560,000, convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. The note carries an original issue discount of $50,000. After the payment of $40,000 to cover a broker’s fee, $5,000 and $5,000 each to cover the Investor’s legal expenses and administrative fee, the Company received proceeds of $460,000. The note may be prepaid by the Company in an amount equal to 120% of the outstanding balance of the note. The shares of common stock issuable upon conversion of the note is subject to full-ratchet anti-dilution protection. The note may be redeemed by the Investor at any time after the six-month anniversary of the issuance date of the note subject to the maximum monthly redemption amount of $108,000, convertible into shares of common stock at a conversion price equal to the lesser of (i) $1.00 and (ii) 75% of the average of the lowest VWAP during the ten trading days immediately preceding the measurement date. Pursuant to the securities purchase agreement, the Investor was granted a “most favored nations” right.

Events of Default (“Events of Default”) under the note include but are not limited to: (a) failure to pay any principal, interest, fees, charges, or any other amount when due; (b) failure to deliver any conversion shares in accordance with the terms of the note; (c) a receiver, trustee or other similar official shall be appointed over Company or a material part of its assets and such appointment shall remain uncontested for twenty (20) days or shall not be dismissed or discharged within sixty (60) days; (d) Company becomes insolvent; (e) Company makes a general assignment for the benefit of creditors; (f) Company files a petition for relief under any bankruptcy, insolvency or similar law (domestic or foreign); an involuntary bankruptcy proceeding is commenced or filed against Borrower; (g) Company defaults or otherwise fails to observe or perform any covenant, obligation, condition or agreement of Company in the note or in any other transaction document; (h) any representation, warranty or other statement made or furnished by or on behalf of Company is false, incorrect, incomplete or misleading in any material respect when made or furnished; (i) the occurrence of a Fundamental Transaction (as defined in the note) without the Investor’s prior written consent; (j) Company fails to reserve a sufficient number of shares to issue upon conversion of the note; (k) Company effectuates a reverse split of its common stock without twenty trading days prior written notice to the Investor; (l) any money judgment, writ or similar process is entered or filed against the Company or any subsidiary of the Company or any of its property or other assets for more than $100,000, and shall remain unvacated, unbonded or unstayed for a period of twenty calendar days unless otherwise consented to by the Investor; (m) the Company fails to be DWAC eligible; (n) the Company fails to observe or perform any covenant set forth in Section 4 of the securities purchase agreement; or (o) the Company, any affiliate of the Company, or any pledgor, trustor, or guarantor of the note breaches any covenant or other term or condition contained in any other financing or material agreements. In the case of an Event of Default, interest shall accrue under the note at the annual rate of 22%. Certain Major Defaults (as defined in the note) will result in an additional 15% of the aggregate principal amount of the note outstanding at such time being added to the total outstanding amount of such note. The number of shares of common stock that may be issued upon conversion of this note and the other notes disclosed herein shall not exceed the requirement of Nasdaq Listing Rule 5635(d).

Copies of the forms of the securities purchase agreement with FirstFire and the note issued to FirstFire are attached hereto as Exhibits 10.2 and 10.3, respectively, and are incorporated herein by reference. The foregoing summary of the terms of such securities purchase agreement and the note are subject to, and qualified in its entirety by, such agreements.

Convertible Note Financing with Streeterville Capital, LLC:

On October 13, 2020, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, an accredited investor (“Streeterville” or the “Investor”), pursuant to which the Company issued and sold to the Investor in a private placement an unsecured convertible promissory note in the aggregate principal amount $670,000, convertible into shares of common stock at a conversion price of $1.00 per share. The note carries an original issue discount of $60,000. After the payment of $50,000 to cover a broker’s fee and $10,000 to cover the Investor’s legal expenses, the Company received proceeds of $550,000. The note may be prepaid by the Company in an amount equal to 120% of the outstanding balance of the note. The shares of common stock issuable upon conversion of the note is subject to full-ratchet anti-dilution protection. The note may be redeemed by the Investor at any time after the six-month anniversary of the issuance date of the note subject to the maximum monthly redemption amount of $108,000, convertible into shares of common stock at a conversion price equal to the lesser of (i) $1.00 and (ii) 75% of the average of the lowest VWAP during the ten trading days immediately preceding the measurement date. Pursuant to the securities purchase agreement, the Investor was granted a “most favored nations” right. Events of Default under this note include the same Events of Default listed above under the description of the FirstFire convertible note financing. In the case of an Event of Default, interest shall accrue under the note at the annual rate of 22%. Certain Major Defaults (as defined in the note) will result in an additional 15% of the aggregate principal amount of the note outstanding at such time being added to the total outstanding amount of such note. The number of shares of common stock that may be issued upon conversion of this note and the other notes disclosed herein shall not exceed the requirement of Nasdaq Listing Rule 5635(d).

Copies of the forms of the securities purchase agreement with Streeterville and the note issued to Streeterville are attached hereto as Exhibits 10.4 and 10.5, respectively, and are incorporated herein by reference. The foregoing summary of the terms of such securities purchase agreement and the note are subject to, and qualified in its entirety by, such agreements.

Convertible Note Financing with Granite Global Value Investments Ltd.:

On October 13, 2020, the Company entered into a securities purchase agreement with Granite Global Value Investments Ltd., an accredited investor (“Granite” or the “Investor”), pursuant to which the Company issued and sold to the Investor in a private placement an unsecured convertible promissory note in the aggregate principal amount $560,000, convertible into shares of common stock at a conversion price of $1.00 per share. The note carries an original issue discount of $50,000. After the payment of $40,000 to cover a broker’s fee and $10,000 to cover the Investor’s legal expenses, the Company received proceeds of $460,000. The note may be prepaid by the Company in an amount equal to 120% of the outstanding balance of the note. The shares of common stock issuable upon conversion of the note is subject to full-ratchet anti-dilution protection. The note may be redeemed by the Investor at any time after the six-month anniversary of the issuance date of the note subject to the maximum monthly redemption amount of $108,000, convertible into shares of common stock at a conversion price equal to the lesser of (i) $1.00 and (ii) 75% of the average of the lowest VWAP during the ten trading days immediately preceding the measurement date. Pursuant to the securities purchase agreement, the Investor was granted a “most favored nations” right. Events of Default under this note include the same Events of Default listed above under the description of the FirstFire convertible note financing. In the case of an Event of Default, interest shall accrue under the note at the annual rate of 22%. Certain Major Defaults (as defined in the note) will result in an additional 15% of the aggregate principal amount of the note outstanding at such time being added to the total outstanding amount of such note. The number of shares of common stock that may be issued upon conversion of this note and the other notes disclosed herein shall not exceed the requirement of Nasdaq Listing Rule 5635(d).

Copies of the forms of the securities purchase agreement with Granite and the note issued to Granite are attached hereto as Exhibits 10.6 and 10.7, respectively, and are incorporated herein by reference. The foregoing summary of the terms of such securities purchase agreement and the note are subject to, and qualified in its entirety by, such agreements.

Acquisition of other investment in First Bullion Holdings Inc.:

On October 19, 2020, the Company entered into a Stock Purchase and Option Agreement (the “Agreement”) with Tang Ka Siu Johnny (the “Seller”) and First Bullion Holdings Inc., a British Virgin Islands company (“FBHI”). Pursuant to the Agreement, the Company will acquire 10% of the issued and outstanding shares of FBHI for a purchase price of $1,000,000. The purchase price shall be paid by the Company issuing to the Seller approximately 685,871 restricted shares of the Company’s common stock, which was based on the average closing price of the Company’s common stock for the five trading days preceding the date of the Agreement. FBHI is in the business of banking, payment gateway, credit cards, debit cards, money lending, crypto trading and securities token offerings, with corporate offices in the Philippines and Hong Kong.

FBHI and the Seller also granted to the Company an option for 180 days following the date of the Agreement to purchase an additional 8% of the issued and outstanding shares of FBHI, at an agreed valuation of FBHI equal to $20,000,000. The purchase price will be based on the average closing price of the Company’s common stock for the five trading days preceding the date of exercise of the option. In consideration of granting the option, the Company shall issue to the Seller 250,000 restricted shares of the Company’s common stock, which shall constitute partial payment for the option should the Company elect to exercise the option. The closing is expected to occur on or before November 30, 2020.

Acquisition of other investment in New Business Media Sdn. Bhd.:

On November 1, 2020, the Company entered into an acquisition agreement (the “Agreement”) with Ms. Lee Yuet Lye and Mr. Chia Min Kiat, shareholders of New Business Media Sdn. Bhd. (“NBM”), a Malaysian company involved in operating a Chinese media portal, which provides digital news services focusing on Asian capital markets. Pursuant to the Agreement, both Ms. Lee and Mr. Chia have agreed to sell to the Company an 18% equity interest in NBM in consideration of a new issuance of 257,591 restricted shares of the Company’s common stock, valued at $411,120, $1.596 per share. The consideration was derived from an agreed valuation of NBM of $2,284,000, based on its assets including customers, fixed assets, cash and cash equivalents, liabilities as of November 1, 2020. The closing is expected to occur on or before November 30, 2020.

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

During the three and nine months ended September 30, 2020 and 2019, we operated in three regions: Hong Kong, Malaysia and China. We derived revenue from the provision of services and rental activities of our commercial properties.

Comparison of the three months ended September 30, 2020 and 2019

Total revenue

Total revenue was $678,917 and $1,152,326 for the three months ended September 30, 2020 and 2019, respectively. The decreased amount of $473,409 was primarily due to a decrease in the revenue of business services. We expect revenue from our business services segment to decrease in the next few months due to the impact of the COVID-19 pandemic.

Service business revenue

Revenue from the provision of business services was $389,610 and $1,132,784 for the three months ended September 30, 2020 and 2019, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We experienced a decrease in service income as a result of less service orders placed from clients during the period due to the impact of the COVID-19 pandemic.

Real estate business

Sale of real estate properties

Revenue from the sale of real estate property was $253,677 for the three months ended September 30, 2020, which was derived from the sale of one unit of commercial property located in Hong Kong. There was no revenue generated from the sale of real estate property for the three months ended September 30, 2019.

Rental revenue

Revenue from rentals was $35,630 and $19,542 for the three months ended September 30, 2020 and 2019, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total operating costs and expenses

Total operating costs and expenses was $1,147,339 and $1,365,385 for the three months ended September 30, 2020 and 2019, respectively. They consist of cost of service revenue, cost of real estate properties sold, cost of rental revenue, and general and administrative expenses.

A loss from operations for the Company for the three months ended September 30, 2020 and 2019 was $468,422 and $213,059, respectively. The increase in loss from operations was mainly due to a decrease in service revenue.

Cost of service revenue

Cost of revenue on provision of services was $52,243 and $352,813 for the three months ended September 30, 2020 and 2019, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of real estate properties sold

Cost of revenue on real estate property sold was $210,573 for the three months ended September 30, 2020. It primarily consisted of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred. There was no revenue generated from the sale of real estate property for the three months ended September 30, 2019, hence no cost was recorded accordingly.

Cost of rental revenue

Cost of rental revenue was $13,986 and $11,237 for the three months ended September 30, 2020 and 2019, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by tenants.

General and administrative expenses

General and administrative (“G&A”) expenses were $870,537 and $1,001,335 for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020, G&A expenses consisted primarily of salary and wages of $381,558, rental expenses of $73,652, other professional fees of $45,834, and directors’ compensation of $98,849. We expect our G&A expenses to continue to increase as we integrate our business acquisitions, expand our existing business and develop new markets in other regions.

Other income

Net other income was $38,673 and $2,489 for the three months ended September 30, 2020 and 2019, respectively. Gain on disposal of other investment was $875 for the three months ended September 30, 2020. Gain on changes in fair value of derivative liabilities was $11,804 and $8,221 for the three months ended September 30, 2020 and 2019, respectively.

Fair value of shares issued for marketing expense

On September 14, 2020, the Company issued 35,000 shares of the Company’s common stock to a marketing consulting company, CorporateAds, LLC (“CorporateAds”). The Company determined the fair value of the 35,000 shares issued to CorporateAds was $1 per share based on the average closing price of the Company’ common stock for the five trading days preceding the date of issuance of shares or $35,000. This $35,000 was recorded as a marketing expense for the three months ended September 30, 2020.

For the three months ended September 30, 2019, there were no shares of common stock issued for marketing expense.

Net loss

For the three months ended September 30, 2020 and 2019, net loss was $429,749 and $211,147, respectively. The increase in net loss was mainly due to a decrease in service revenue in 2020.

Net income or loss attributable to noncontrolling interests

The Company records net income or loss attributable to noncontrolling interests in the consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

For the three months ended September 30, 2020 and 2019, the Company recorded net income attributable to a noncontrolling interest of $24,162 and net loss attributable to the noncontrolling interests of $23,295, respectively.

Comparison of the nine months ended September 30, 2020 and 2019

Total revenue

Total revenue was $1,896,598 and $3,316,088 for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $1,419,490 was due to a decrease of revenue in business services and a decrease in our client base. We expect revenue from our business services segment to decrease in the next few months due to the impact of the COVID-19 pandemic.

Service business revenue

Revenue from the provision of business services was $1,551,783 and $3,244,626 for the nine months ended September 30, 2020 and 2019, respectively. It was derived principally from business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We experienced a decrease in service income as a result of less service orders placed from clients during the period due to the impact of the COVID-19 pandemic.

Real estate business

Sale of real estate properties

Revenue from the sale of real estate property was $253,677 for the nine months ended September 30, 2020, which was derived from the sale of one unit of commercial property located in Hong Kong. There was no revenue generated from the sale of real estate property for the nine months ended September 30, 2019.

Rental revenue

Revenue from rentals was $91,138 and $71,462 for the nine months ended September 30, 2020 and 2019, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total operating costs and expenses

Total operating cost and expenses were $3,137,216 and $4,353,669 for the nine months ended September 30, 2020 and 2019, respectively. They consist of cost of service revenue, cost of real estate properties sold, cost of rental revenue and G&A expenses.

A loss from operations for the Company for the nine months ended September 30, 2020 and 2019 was $1,240,618 and $1,037,581, respectively. The increase in loss from operations was mainly due to a decrease in service revenue.

Cost of service revenue

Cost of revenue on provision of services was $252,687 and $1,131,003 for the nine months ended September 30, 2020 and 2019, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of real estate properties sold

Cost of revenue on real estate property sold was $210,573 for the nine months ended September 30, 2020. It primarily consisted of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred. There was no revenue generated from the sale of real estate property for the nine months ended September 30, 2019, hence no cost was recorded accordingly.

Cost of rental revenue

Cost of rental revenue was $40,227 and $34,989 for the nine months ended September 30, 2020 and 2019, respectively. It includes the costs associated with government rent and rates, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by the tenants.

General and administrative expenses

General and administrative (“G&A”) expenses were $2,633,729 and $3,187,677 for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, G&A expenses consisted primarily of salary and wages of $1,181,538, rental expenses of $245,682, other professional fees of $153,510, and directors’ remuneration of $296,275. We expect our G&A expenses to continue to increase as we expect to integrate our business acquisitions, deepen our existing businesses and develop new markets in other regions.

Other income

Net other income was $5,139 and $207,625 for the nine months ended September 30, 2020 and 2019, respectively. Gain on disposal of other investment was $875 for the nine months ended September 30, 2020. For the nine months ended September 30, 2020, loss on changes in fair value of derivative liabilities was $28,149, as compared to gain on changes in fair value of derivative liabilities of $192,785 for the nine months ended September 30, 2019.

Fair value of shares issued for marketing expense

On September 14, 2020, the Company issued 35,000 shares of the Company’s common stock to a marketing consulting company, CorporateAds, LLC (“CorporateAds”). The Company determined the fair value of the 35,000 shares issued to CorporateAds was $1 per share based on the average closing price of the Company’s common stock for the five trading days preceding the date of issuance of shares or $35,000. This $35,000 was recorded as a marketing expense for the nine months ended September 30, 2020.

For the nine months ended September 30, 2019, there were no shares of common stock issued for marketing expense.

Net Loss

The net loss was $1,235,479 and $838,264 for the nine months ended September 30, 2020 and 2019, respectively. The increase in net loss was mainly due to a decrease in service revenue in 2020.

Income or loss attributable to noncontrolling interests

The Company records income or loss attributable to noncontrolling interests in the consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

At September 30, 2019, noncontrolling interests are related to the Company’s respective 60% ownership of Forward Win International Limited, Yabez (Hong Kong) Company Limited and Yabez Business Service (SZ) Company Limited.

On February 29, 2020, the Company sold its entire 60% interest in Yabez (Hong Kong) Limited and its wholly owned subsidiary, Yabez Business Service (SZ) Company Limited (collectively, “Yabez”) due to continuing losses incurred by Yabez, to an unrelated party for $1.

On May 20, 2020, Global Leaders Corporation (formerly known as Greenpro Venture Cap (Qianhai) Limited), a wholly owned subsidiary of the Company (“GVCQH”), allotted an additional 196 shares to an unrelated party at the aggregate price of $196. As a result, the Company holds a 2% interest in GVCQH, and GVCQH’s sole asset, cash of $129, was disposed and a loss on disposal of $125 was recorded. Later on August 17, 2020, the Company sold the rest of the 2% interest in GVCQH to the unrelated party for $4.

At September 30, 2020, the noncontrolling interest is related to the Company’s 60% ownership of Forward Win International Limited.

For the nine months ended September 30, 2020 and 2019, the Company recorded net income attributable to a noncontrolling interest of $28,424 and net loss attributable to the noncontrolling interests of $63,122, respectively.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2020 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2020.

Contractual Obligations

As of September 30, 2020, one of the subsidiaries of the Company leases an office in Hong Kong under a non-cancellable operating lease with a term of three years commencing from May 1, 2018 to April 30, 2021. Another subsidiary of the Company leases an office in Malaysia under a non-cancellable operating lease with a term of one year commencing from April 1, 2020 to March 31, 2021. At September 30, 2020, the future minimum rental payments under these leases in the aggregate are approximately $161,692 and are due as follows: 2020: $69,878, and 2021: $91,814.

Related Party Transactions

For the nine months ended September 30, 2020 and 2019, related party service revenue totaled $181,417 and $1,743,533, respectively.

Accounts receivable due from related parties were $7,223 and $0 as of September 30, 2020 and December 31, 2019, respectively. Amounts due from related parties were $62,391 and $61,623 as of September 30, 2020 and December 31, 2019, respectively. The amounts due to related parties were $1,255,291 and $1,009,760 as of September 30, 2020 and December 31, 2019, respectively.

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

Liquidity and Capital Resources

Our cash balance at September 30, 2020 decreased to $559,743 as compared to $1,256,739 at December 31, 2019. We estimate the Company currently does not have sufficient cash available to meet its anticipated working capital for the next twelve months, without raising additional capital. The Company is continuing to look for different financing opportunities in order to increase working capital and improve liquidity.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2020, the Company incurred a net loss of $1,235,479 and used cash in operations of $845,125 and at September 30, 2020, the Company had a working capital deficiency of $2,864,238. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $845,125 and $1,241,216 for the nine months ended September 30, 2020 and 2019, respectively. The cash used in operating activities in 2020 was mainly from the net loss for the period of $1,235,479, a decrease in accounts payable and accrued liabilities of $66,909 and offset by a decrease in net accounts receivable of $161,675, a decrease in prepaids and other current assets of $8,013, a decrease in deferred cost of revenue of $20,714 and an increase in deferred revenue of $36,087. For the nine months ended September 30, 2020, non-cash adjustments totaled $452,840, which was mostly composed of non-cash expenses of depreciation and amortization of $193,510 and amortization of right-of-use assets of $199,878, provision for bad debts of $40,710, fair value of shares issued for marketing expense of $35,000 and change in fair value of derivative liabilities of $28,149, and offset by non-cash income of a gain of sale of real estate held for sale of $43,104 and a gain on disposal of other investments of $875.

Investing activities

Net cash provided by investing activities was $88,550 for the nine months ended September 30, 2020. Net cash used in investing activities was $63,112 for the nine months ended September 30, 2019.

Financing activities

Net cash provided by financing activities was $83,918 and $1,744 for the nine months ended September 30, 2020 and 2019, respectively.

The cash provided by financing activities in 2020 was mainly advances from related parties of $240,509 and offset by repayment of loans secured by real estate of $156,591.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the nine months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The report of the Company’s independent registered public accounting firm that accompanies the Company’s audited consolidated financial statements for the years ended December 31, 2020 and 2019 contains a going concern qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended September 30, 2020, the Company incurred a net loss of $1,235,479 and used cash in operations of $845,125 and at September 30, 2020, the Company had a working capital deficiency of $2,864,238. The Company currently anticipates that its cash and cash equivalents will not be sufficient to fund its operations for the next twelve months, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8, 2020, the Company entered into an acquisition agreement with all of eight shareholders of Ata Plus Sdn. Bhd. The purchase price shall be paid by the Company issuing to the shareholders of Ata Plus approximately 457,312 restricted shares of common stock. The Company expects to issue the shares to the shareholders of Ata Plus on or before November 30, 2020.

On October 13, 2020, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC, an accredited investor pursuant to which the Company issued and sold to such investor in a private placement an unsecured convertible promissory note in the aggregate principal amount $560,000, convertible into shares of common stock at a conversion price of $1.00 per share.

On October 13, 2020, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, an accredited investor pursuant to which the Company issued and sold to such investor in a private placement an unsecured convertible promissory note in the aggregate principal amount $670,000, convertible into shares of common stock at a conversion price of $1.00 per share.

On October 13, 2020, the Company entered into a securities purchase agreement with Granite Global Value Investments Ltd., an accredited investor, pursuant to which the Company issued and sold to such investor in a private placement an unsecured convertible promissory note in the aggregate principal amount $560,000, convertible into shares of common stock at a conversion price of $1.00 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Convertible Note Financing with FirstFire Global Opportunities Fund, LLC:

On October 13, 2020, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC, an accredited investor (“FirstFire” or the “Investor”), pursuant to which the Company issued and sold to the Investor in a private placement an unsecured convertible promissory note in the aggregate principal amount $560,000, convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. The note carries an original issue discount of $50,000. After the payment of $40,000 to cover a broker’s fee, $5,000 and $5,000 each to cover the Investor’s legal expenses and administrative fee, the Company received proceeds of $460,000. The note may be prepaid by the Company in an amount equal to 120% of the outstanding balance of the note. The shares of common stock issuable upon conversion of the note is subject to full-ratchet anti-dilution protection. The note may be redeemed by the Investor at any time after the six-month anniversary of the issuance date of the note subject to the maximum monthly redemption amount of $108,000, convertible into shares of common stock at a conversion price equal to the lesser of (i) $1.00 and (ii) 75% of the average of the lowest VWAP during the ten trading days immediately preceding the measurement date. Pursuant to the securities purchase agreement, the Investor was granted a “most favored nations” right.

Events of Default (“Events of Default”) under the note include but are not limited to: (a) failure to pay any principal, interest, fees, charges, or any other amount when due; (b) failure to deliver any conversion shares in accordance with the terms of the note; (c) a receiver, trustee or other similar official shall be appointed over Company or a material part of its assets and such appointment shall remain uncontested for twenty (20) days or shall not be dismissed or discharged within sixty (60) days; (d) Company becomes insolvent; (e) Company makes a general assignment for the benefit of creditors; (f) Company files a petition for relief under any bankruptcy, insolvency or similar law (domestic or foreign); an involuntary bankruptcy proceeding is commenced or filed against Borrower; (g) Company defaults or otherwise fails to observe or perform any covenant, obligation, condition or agreement of Company in the note or in any other transaction document; (h) any representation, warranty or other statement made or furnished by or on behalf of Company is false, incorrect, incomplete or misleading in any material respect when made or furnished; (i) the occurrence of a Fundamental Transaction (as defined in the note) without the Investor’s prior written consent; (j) Company fails to reserve a sufficient number of shares to issue upon conversion of the note; (k) Company effectuates a reverse split of its Common Stock without twenty trading days prior written notice to the Investor; (l) any money judgment, writ or similar process is entered or filed against the Company or any subsidiary of the Company or any of its property or other assets for more than $100,000, and shall remain unvacated, unbonded or unstayed for a period of twenty calendar days unless otherwise consented to by the Investor; (m) the Company fails to be DWAC eligible; (n) the Company fails to observe or perform any covenant set forth in Section 4 of the securities purchase agreement; or (o) the Company, any affiliate of the Company, or any pledgor, trustor, or guarantor of the note breaches any covenant or other term or condition contained in any other financing or material agreements. In the case of an Event of Default, interest shall accrue under the note at the annual rate of 22%. Certain Major Defaults (as defined in the note) will result in an additional 15% of the aggregate principal amount of the note outstanding at such time being added to the total outstanding amount of such note. The number of shares of Common Stock that may be issued upon conversion of this note and the other notes disclosed herein shall not exceed the requirement of Nasdaq Listing Rule 5635(d).

Copies of the forms of the securities purchase agreement with FirstFire and the note issued to FirstFire are attached hereto as Exhibits 10.2 and 10.3, respectively, and are incorporated herein by reference. The foregoing summary of the terms of such securities purchase agreement and the note are subject to, and qualified in its entirety by, such agreements.

Convertible Note Financing with Streeterville Capital, LLC:

On October 13, 2020, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, an accredited investor (“Streeterville” or the “Investor”), pursuant to which the Company issued and sold to the Investor in a private placement an unsecured convertible promissory note in the aggregate principal amount $670,000, convertible into shares of common stock at a conversion price of $1.00 per share. The note carries an original issue discount of $60,000. After the payment of $50,000 to cover a broker’s fee and $10,000 to cover the Investor’s legal expenses, the Company received proceeds of $550,000. The note may be prepaid by the Company in an amount equal to 120% of the outstanding balance of the note. The shares of common stock issuable upon conversion of the note is subject to full-ratchet anti-dilution protection. The note may be redeemed by the Investor at any time after the six-month anniversary of the issuance date of the note subject to the maximum monthly redemption amount of $108,000, convertible into shares of common stock at a conversion price equal to the lesser of (i) $1.00 and (ii) 75% of the average of the lowest VWAP during the ten trading days immediately preceding the measurement date. Pursuant to the securities purchase agreement, the Investor was granted a “most favored nations” right. Events of Default under this note include the same Events of Default listed above under the description of the FirstFire convertible note financing. In the case of an Event of Default, interest shall accrue under the note at the annual rate of 22%. Certain Major Defaults (as defined in the note) will result in an additional 15% of the aggregate principal amount of the note outstanding at such time being added to the total outstanding amount of such note. The number of shares of common stock that may be issued upon conversion of this note and the other notes disclosed herein shall not exceed the requirement of Nasdaq Listing Rule 5635(d).

Copies of the forms of the securities purchase agreement with Streeterville and the note issued to Streeterville are attached hereto as Exhibits 10.4 and 10.5, respectively, and are incorporated herein by reference. The foregoing summary of the terms of such securities purchase agreement and the note are subject to, and qualified in its entirety by, such agreements.

Convertible Note Financing with Granite Global Value Investments Ltd.:

On October 13, 2020, the Company entered into a securities purchase agreement with Granite Global Value Investments Ltd., an accredited investor (“Granite” or the “Investor”), pursuant to which the Company issued and sold to the Investor in a private placement an unsecured convertible promissory note in the aggregate principal amount $560,000, convertible into shares of common stock at a conversion price of $1.00 per share. The note carries an original issue discount of $50,000. After the payment of $40,000 to cover a broker’s fee and $10,000 to cover the Investor’s legal expenses, the Company received proceeds of $460,000. The note may be prepaid by the Company in an amount equal to 120% of the outstanding balance of the note. The shares of common stock issuable upon conversion of the note is subject to full-ratchet anti-dilution protection. The note may be redeemed by the Investor at any time after the six-month anniversary of the issuance date of the note subject to the maximum monthly redemption amount of $108,000, convertible into shares of common stock at a conversion price equal to the lesser of (i) $1.00 and (ii) 75% of the average of the lowest VWAP during the ten trading days immediately preceding the measurement date. Pursuant to the securities purchase agreement, the Investor was granted a “most favored nations” right. Events of Default under this note include the same Events of Default listed above under the description of the FirstFire convertible note financing. In the case of an Event of Default, interest shall accrue under the note at the annual rate of 22%. Certain Major Defaults (as defined in the note) will result in an additional 15% of the aggregate principal amount of the note outstanding at such time being added to the total outstanding amount of such note. The number of shares of common stock that may be issued upon conversion of this note and the other notes disclosed herein shall not exceed the requirement of Nasdaq Listing Rule 5635(d).

Copies of the forms of the securities purchase agreement with Granite and the note issued to Granite are attached hereto as Exhibits 10.6 and 10.7, respectively, and are incorporated herein by reference. The foregoing summary of the terms of such securities purchase agreement and the note are subject to, and qualified in its entirety by, such agreements.

Item 6. Exhibits

Exhibit No.	Description
10.1	Form of Acquisition Agreement of Ata Plus Sdn. Bhd. dated July 8, 2020
10.2	Form of Securities Purchase Agreement with FirstFire dated October 13, 2020
10.3	Form of Convertible Note issued to FirstFire
10.4	Form of Securities Purchase Agreement with Streeterville dated October 13, 2020
10.5	Form of Convertible Note issued to Streeterville
10.6	Form of Securities Purchase Agreement with Granite dated October 13, 2020
10.7	Form of Convertible Note issued to Granite
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer and principal accounting officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenpro Capital Corp.

Date: November 16, 2020	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

