Form 10-K
period 2020-12-31
Greenpro Capital Corp.
filed 2021-03-29
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Registrant’s phone number, including area code +60 3 2201 - 3192

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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [X] Smaller reporting company [X]

Emerging growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was $32,941,609, based on the last reported sale price of $1.66 per share.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] Yes [   ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 29, 2021, there were 62,107,154 shares, par value $0.0001, of the registrant’s Common Stock issued and outstanding.

Greenpro Capital Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

PART I

ITEM 1. BUSINESS

Corporate History

We were incorporated on July 19, 2013 in the state of Nevada under the name “Greenpro, Inc.”. On May 6, 2015, we changed our name to “Greenpro Capital Corp.”. Our corporate structure is set forth below:

GREENPRO GROUP ORGANIZATION CHART

As at December 31, 2020

GREENPRO CAPITAL CORP.
(Incorporated in Nevada, United States)
100%
GREENPRO RESOURCES LIMITED
(Incorporated in BVI)
100%
GREENPRO VENTURE CAPITAL LIMITED
(Incorporated in Angualla)
60%
FORWARD WIN INTERNATIONAL LIMITED
協旺國際有限公司
(Incorporated in Hong Kong)
100%
GREENPRO HOLDING LIMITED
綠專控股有限公司
(Incorporated in Hong Kong)
100%
GREENPRO RESOURCES (HK) LIMITED
綠專資源(香港)有限公司
100%
GREENPRO RESOURCES SDN. BHD.
(Incorporated in Malaysia)
100%
GREENPRO MANAGEMENT CONSULTANCY (SHENZHEN) LIMITED
綠專企業管理諮詢（深圳）有限公司
100%
SHENZHEN FALCON FINANCIAL CONSULTING LIMITED
深圳市輝勳財務咨詢有限公司
(Incorporated in Shenzhen, China)
100%
GREENPRO GLOBAL CAPITAL SDN. BHD.
(Incorporated in Malaysia)
(FORMER NAME: GREENPRO WEALTHON SDN.
100%
GREENPRO NEW FINANCE ACADEMY LIMITED
(Incorporated in Hong Kong)
(FORMER NAME: GREENPRO SYNERGY NETWORK LIMITED)
100%
GREENPRO SYNERGY NETWORK (SHENZHEN) LIMITED
綠專創富聯盟(深圳)有限公司
(Incorporated in Shenzhen, China)
100%
ASIA UBS GLOBAL LIMITED
亞洲環球商業顧問有限公司
(Incorporated in Hong Kong)
100%
ASIA UBS GLOBAL LIMITED
(Incorporated in Belize)
100%
FALCON CORPORATE SERVICES LIMITED
輝勳企業服務有限公司
100%
FALCON ACCOUNTING & SECRETARIES LIMITED
輝勳會計秘書事務有限公司
(Incorporated in Hong Kong)
(FORMER NAME: FALCON SECRETARIES LIMITED)
100%%
GREENPRO SPARKLE INSURANCE BROKERS LIMITED
綠專耀星保險顧問有限公司
Incorporated in Hong Kong
(FORMER NAME: SPARKLE INSURANCE BROKERS LIMITED)
100%
GREENPRO CREDIT LIMITED.
綠專信貸有限公司
100%
GREENPRO FAMILY OFFICE LIMITED
綠專家族管理服務有限公司
(Incorporated in Hong Kong)
100%
GREENPRO FINANCIAL CONSULTING LIMITED
綠專財務顧問有限公司
(Incorporated in Belize)

A list of our subsidiaries with a brief description of their business is set forth below:

Name (Domicile)	Business

Greenpro Capital Corp. (Nevada, USA)	Provides financial consulting services and corporate services.

Greenpro Resources Limited (British Virgin Islands)	A holding company.

Greenpro Holding Limited (Hong Kong)	A holding company

Greenpro Resources (HK) Limited (Hong Kong)	Holds Greenpro’s intellectual property and currently holds six trademarks and applications thereof.

Greenpro Resources Sdn. Bhd. (Malaysia)	Holds investment in commercial real estate in Malaysia.

Greenpro Management Consultancy (Shenzhen) Limited (China)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory, transaction services in China.

Shenzhen Falcon Financial Consulting Limited (China)	Provides Hong Kong company formation advisory services and company secretarial services and financial services. It focuses on China clients.

Greenpro Global Capital Sdn. Bhd. (formerly known as Greenpro Wealthon Sdn. Bhd.) (Malaysia)	Provides corporate advisory services such as company review, bank loan advisory and bank products analysis services.

Greenpro Financial Consulting Limited (Belize)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory, transaction services.

Asia UBS Global Limited (Belize)

Provides business advisory services with a main focus on offshore company formation advisory and company secretarial services, such as tax planning, bookkeeping and financial review. It focuses on South-East Asia and China clients.

Asia UBS Global Limited (Hong Kong)

Provides business advisory services with a main focus on Hong Kong company formation advisory and company secretarial services, such as tax planning, bookkeeping and financial review. It focuses on Hong Kong clients.

Falcon Corporate Services Limited (Hong Kong)	Provides offshore company formation advisory services and company secretarial services. Clients based in Hong Kong and China.

Falcon Accounting & Secretaries Limited (formerly known as Falcon Secretaries Limited) (Hong Kong)	Provides Hong Kong company formation advisory services and company secretarial services. Clients based in Hong Kong and China.

Greenpro Credit Limited (Hong Kong)	Provides loan and credit services in Hong Kong. Holder of Money Lenders License.

Greenpro Family Office Limited (Hong Kong)	Provides professional multi-family office offers services such as wealth planning, administration, asset protection and management, asset consolidation, asset performance monitoring, charity services, tax and legal services, trusteeship and risk management, investment planning and management, and business support services.

Greenpro Venture Capital Limited (Anguilla)	A holding company.

Forward Win International Limited (Hong Kong)	Holds investment in commercial real estate in Hong Kong.

Greenpro New Finance Academy Limited (formerly known as Greenpro Synergy Network Limited) (Hong Kong)	Provides a borderless platform through networking events and programs in Hong Kong.

Greenpro Synergy Network (Shenzhen) Limited (China)

Provides a borderless platform through networking events and programs in China for our members to seek professional services, business opportunities, and to exchange sources of information and research.

Greenpro Sparkle Insurance Brokers Limited (Hong Kong)	Provides insurance brokerage services with an insurance broker license in Hong Kong.

Incorporation of Subsidiaries and VIE

Incorporation of Greenpro Resources Limited, a British Virgin Islands company

On July 3, 2012, Greenpro Resources Limited (“GRBVI”) was founded and incorporated by our directors, Mr. Lee Chong Kuang and Mr. Loke Che Chan Gilbert (“Messrs. Lee and Loke”) in the British Virgin Islands.

Incorporation of Greenpro Resources Limited’s wholly owned subsidiaries

Greenpro Resources (HK) Limited, a Hong Kong company

On April 5, 2012, Greenpro Resources (HK) Limited (“GRHK”) was founded and incorporated by our directors, Messrs. Lee and Loke in Hong Kong.

Greenpro Financial Consulting Limited, a Belize company

On July 26, 2012, Greenpro Financial Consulting Limited (“GFCL”, formerly known as Weld Asia Financial Consulting Limited) was founded and incorporated by our director, Mr. Lee Chong Kuang (“Mr. Lee”) in Belize.

Greenpro Resources Sdn. Bhd., a Malaysian company

On April 25, 2013, Greenpro Resources Sdn. Bhd. (“GRSB”) was founded and incorporated by our director, Mr. Lee and his spouse, Ms. Yap Pei Ling (“Ms. Yap”) in Malaysia.

Greenpro Holding Limited, a Hong Kong company

On July 22, 2013, Greenpro Holding Limited (“GHL”) was founded and incorporated by GRBVI in Hong Kong.

Greenpro Management Consultancy (Shenzhen) Limited, a Shenzhen, China company

On August 30, 2013, Greenpro Management Consultancy (Shenzhen) Limited (“GMCSZ”) was founded and incorporated by GRHK in Shenzhen, China.

Development of Greenpro Resources Limited and its wholly owned subsidiaries through acquisitions

On January 1, 2014 , Greenpro Resources Limited (“GRBVI”) acquired 100% of the outstanding shares of GFCL, from our director, Mr. Lee at a consideration of $1.

On January 22, 2014, GHL acquired 2 shares, representing 100% of the outstanding shares of GRHK from its shareholders, Messrs. Lee and Loke for a total consideration of HK$2 (approximately $0.26). At the same day after this acquisition, GRHK allotted additional 1,075,000 shares to GHL for HK$1,075,000 (approximately $138,709).

On June 30, 2014, GRHK acquired 100% of the issued and outstanding shares of Greenpro Resources Sdn. Bhd., a Malaysian company (“GRSB”) from our director, Mr. Lee and his spouse, Ms. Yap for HK$2,943,298 (approximately $379,780). GRSB is principally engaged in commercial real estate investments in Malaysia.

Incorporation of Greenpro Venture Capital Limited, an Anguilla company and its wholly owned subsidiary, Global Leaders Corporation, an Anguilla company

On September 5, 2014, Greenpro Venture Capital Limited (“GVCL”) was founded and incorporated by our directors, Messrs. Lee and Loke in Anguilla.

On September 5, 2014, Greenpro Venture Cap (Qianhai) Limited (“GVCQH”, renamed to Global Leaders Corporation    on June 26, 2020) was founded and incorporated by our director, Mr. Lee in Anguilla.

On July 18, 2015, GVCL acquired all shareholdings of GVCQH from our director, Mr. Lee for $4. Mr. Lee was a sole shareholder of GVCQH before the transaction.

Incorporation and restructure of VIE, Greenpro New Finance Academy Limited, a Hong Kong company and its wholly owned subsidiary, Greenpro Synergy Network (Shenzhen) Limited, a Shenzhen, China company

On March 2, 2016, Greenpro New Finance Academy Limited (formerly known as Greenpro Synergy Network Limited) (“GNFA”) was incorporated in Hong Kong, as a variable interest entity (the “VIE”), which is required to consolidate with the Company. The principal activity of GNFA is providing a borderless platform through networking events and programs in Hong Kong. The Company controlled GNFA through a series of contractual arrangements (the “VIE Agreements”) between Greenpro Holding Limited, a subsidiary of the Company (“GHL”) and GNFA. Our directors, Messrs. Lee and Loke, are also the shareholders of GNFA.

The VIE agreements included (i) an Exclusive Business Cooperation Agreement, (ii) a Loan Agreement, (iii) a Share Pledge Agreement, (iv) a Power of Attorney and (v) an Exclusive Option Agreement with the shareholders of GNFA.

Set forth below is a more detailed description of each of the VIE agreement.

Exclusive Business Cooperation Agreement: Pursuant to the Exclusive Business Cooperation Agreement, GHL serves as an exclusive provider of technical support, consulting services and management services to GNFA.

Loan Agreement: Pursuant to the Loan Agreement, GHL granted interest-free loans to the shareholders of GNFA for the sole purpose of increasing the registered capital of GNFA. These loans are eliminated with the capital of GNFA during consolidation.

Share Pledge Agreement: Pursuant to the Share Pledge Agreement, the shareholders of GNFA pledged to GHL a first security interest in all their equity interests in GNFA to secure GNFA’s timely and complete payment, and performance of its obligations under the Exclusive Business Cooperation Agreement.

Power of Attorney: Pursuant to the Power of Attorney, Messrs. Lee and Loke, as the shareholders of GNFA, granted to GHL the right to (i) attend the shareholder meetings of GNFA (ii) exercise all shareholder rights (including voting rights) with respect to such equity interests in GNFA and (iii) designate and appoint on behalf of such shareholders any legal representatives, directors, supervisors, and other senior management members of GNFA.

Exclusive Option Agreement: Pursuant to the Exclusive Option Agreement, the shareholders of GNFA granted to GHL an irrevocable and exclusive right and option to purchase all their equity interests in GNFA.

GHL acquired a life insurance policy (the “Policy”) on May 15, 2015. On June 13, 2016, GHL transferred the ownership of the Policy to GNFA. On December 19, 2019, GNFA redeemed the Policy valued at $156,058. After deducting the loan balance of $115,889 and the insurance expense of $531 from the value of the Policy, GNFA received a net cash surrender value of $39,638.

On July 28, 2017, Greenpro Synergy Network (Shenzhen) Limited (“GSNSZ”), a wholly owned subsidiary of GNFA, was incorporated in Shenzhen, China. GSNSZ provides a borderless platform through networking events and programs in China for our members to seek professional services, business opportunities, and to exchange sources of information and research.

On April 20, 2020, after our directors, Messrs. Lee and Loke transferred all shareholdings of GNFA to GHL, the VIE was dissolved and restructured as a subsidiary of the Company.

Acquisition and Reorganization of Subsidiaries

Acquisitions of entities under common control:

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

At the time of the acquisition of GRBVI, Mr. Lee was the Company’s Chief Executive Officer, President and director of the Company, and Mr. Loke was the Company’s Chief Financial Officer, Secretary, Treasurer and director, and Messrs. Lee and Loke each held a 44.6% interest in the Company. Before the transaction, Mr. Lee was GRBVI’s Chief Executive Officer and director, and Mr. Loke was GRBVI’s Chief Financial Officer and director, and Messrs. Lee and Loke each held a 50% interest in GRBVI. Upon the consummation of the acquisition, Messrs. Lee and Loke received, in the aggregate, $25,500 in cash and 9,070,000 shares of restricted Common Stock of the Company, and the acquisition was accounted for as a transfer among entities under common control.

Acquisition of Greenpro Venture Capital Limited, an Anguilla corporation

On September 30, 2015, the Company acquired all the issued and outstanding securities of Greenpro Venture Capital Limited, an Anguilla corporation (“GVCL”), from its shareholders, Messrs. Lee and Loke, respectively. At the time of the acquisition of GVCL, Mr. Lee was the Company’s Chief Executive Officer, President and director, and Mr. Loke was the Company’s Chief Financial Officer, Secretary, Treasurer and director of the Company, and Messrs. Lee and Loke each held a 43.02% interest in the Company. At the time of the acquisition of GVCL, Mr. Lee was GVCL’s Chief Executive Officer and director, and Mr. Loke was GVCL’s Chief Financial Officer and director, and Messrs. Lee and Loke each held a 50% interest in GVCL. Upon the consummation of the acquisition, Messrs. Lee and Loke received, in the aggregate, $6,000 in cash and 13,260,000 shares of restricted Common Stock of the Company, and the acquisition was accounted for as a transfer among entities under common control.

Acquisition of A&G International Limited, a Belize company

On September 30, 2015, we acquired 100% of the issued and outstanding securities of A&G International Limited, a Belize corporation (“A&G”), from Ms. Yap Pei Ling (“Ms. Yap”). Ms. Yap, a director and sole shareholder of A&G, is the spouse of our director, Mr. Lee.

In connection therewith, we issued to Ms. Yap, 1,842,000 restricted shares of our Common Stock and the acquisition was accounted for as a transfer among entities under common control.

A&G provided corporate and business advisory services through its wholly owned subsidiaries, Asia UBS Global Limited, a Hong Kong limited company (“AUH”) and Asia UBS Global Limited, a Belize corporation (“AUB”).

On December 30, 2015, A&G transferred all the issued and outstanding securities of AUH and AUB to GRBVI in order to simplify our corporate structure. Then A&G, a corporation with no assets, was subsequently transferred back to Ms. Yap.

Acquisition of Falcon Accounting & Secretaries Limited (formerly known as Falcon Secretaries Limited) and Falcon Corporate Services Limited (formerly known as Ace Corporate Services Limited), Hong Kong companies, and Shenzhen Falcon Financial Consulting Limited, a Shenzhen, China company

On September 30, 2015, we acquired all the issued and outstanding securities of Falcon Secretaries Limited (renamed to Falcon Accounting & Secretaries Limited on February 25, 2020), Ace Corporate Services Limited (renamed to Falcon Corporate Services Limited on August 26, 2016) and Shenzhen Falcon Financial Consulting Limited (these companies collectively known as “F&A”). As consideration thereto, we issued to Ms. Chen Yanhong, a sole shareholder of F&A (“Ms. Chen”), 2,080,200 restricted shares of our Common Stock, representing an aggregate purchase price of $1,081,704 based on the average closing price of the ten trading days preceding the date of the acquisition agreement on July 31, 2015, of $0.52 per share. The purchase price was determined based on the business value generated from F&A at the time of acquisition. The acquisition was accounted for as a transfer among entities under common control.

Ms. Chen, a director and sole shareholder of F&A, is also a director and legal representative of Greenpro Management Consultancy (Shenzhen) Limited, one of our subsidiaries in Shenzhen, China.

Acquisition of Greenpro Global Capital Sdn. Bhd., a Malaysian company

On May 23, 2016, our wholly owned subsidiary, Greenpro Holding Limited (“GHL”) acquired 400 shares, representing 40% of the outstanding shares of Greenpro Wealthon Sdn. Bhd. (“GGCSB”, renamed to Greenpro Global Capital Sdn. Bhd. on June 13, 2018), from our director, Mr. Lee for MYR1 (approximately $0.25) and the acquisition was accounted for as a transfer among entities under common control. On June 7, 2016, GGCSB issued another 200 shares to GHL at the price of MYR120,000 (approximately $30,000), resulting in GHL owing 60% of GGCSB.

On August 30, 2018, the remaining 40% of the outstanding shares of GGCSB were transferred to GHL, and currently GHL holds 100% of GGCSB.

Acquisition of Greenpro Credit Limited (formerly known as Gushen Credit Limited), a Hong Kong company

On April 27, 2017, our wholly owned subsidiary, GRBVI and Gushen Credit Limited (“GCL”, renamed to Greenpro Credit Limited on May 16, 2017), a Hong Kong corporation, entered into an asset purchase agreement, pursuant to which GRBVI purchased all the assets of GCL. As consideration thereto, GRBVI agreed to pay a purchase price of $105,000 and the acquisition was accounted for as a transfer among entities under common control.

GCL operates a money lending business in Hong Kong, located at 1701-03, 17/F, Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong. On April 28, 2017, GCL sold two (2) ordinary shares, representing 100% of its ownership, at a total consideration of $0.26 in cash to GRBVI. The purchase price was determined based on the mutual agreement between GCL and GRBVI.

Acquisition of Greenpro Family Office Limited, a Hong Kong company

On July 21, 2017, our wholly owned subsidiary, GRBVI acquired 51% of the outstanding shares of Greenpro Family Office Limited (“GFOL”) from our director, Mr. Loke. Mr. Loke was the sole shareholder of GFOL before the transaction and the acquisition was accounted for as a transfer among entities under common control. On September 21, 2018, the remaining 49% shareholdings of GFOL were transferred to GRBVI, and currently GRBVI holds 100% of GFOL.

Acquisition of Greenpro Sparkle Brokers Limited (formerly known as Sparkle Insurance Brokers Limited), a Hong Kong company

On January 2, 2019, the Company acquired Sparkle Insurance Brokers Limited (“Sparkle”, renamed Greenpro Sparkle Brokers Limited on April 4, 2019) from Mr. Teh Boo Yim and Ms. Teh Jocelyn Nga Man, the former 100% shareholders of Sparkle for total consideration of $170,322, made up of $129,032 in cash and the issuance of 8,602 shares of the Company’s Common Stock valued at $41,290. The shares were valued based on the closing price of the Company’s Common Stock of $4.80 per share at acquisition and the acquisition was accounted for as a transfer among entities under common control. The Company aims to expand its long term and general insurance services through the acquisition of Sparkle.

Acquisitions of controlling interests:

Acquisition of Forward Win International Limited, a Hong Kong company

On February 25, 2015, we acquired 60% of the issued and outstanding shares of Forward Win International Limited, a Hong Kong company (“FWIL”) at a consideration of $774. FWIL is principally engaged in commercial real estate investments in Hong Kong.

Acquisition of Yabez (Hong Kong) Company Limited, a Hong Kong company and its wholly owned subsidiary, Yabez Business Service (SZ) Company Limited, a Shenzhen, China company

On September 30, 2015, we acquired 60% of the issued and outstanding securities of Yabez (Hong Kong) Company Limited, a Hong Kong corporation, together with its wholly owned subsidiary, Yabez Business Service (SZ) Company Limited in Shenzhen, China (collectively, “Yabez”). As consideration thereto, we issued to the shareholders of Yabez 486,171 restricted shares of our Common Stock, representing an aggregate purchase price of $252,808 based on the average closing price of the ten trading days preceding the date of the acquisition agreement on July 31, 2015, of $0.52 per share. The purchase price was determined based on the business value generated from Yabez at the time of acquisition. Yabez provides company formation advisory services, corporate secretarial services and IT-related services to both of Hong Kong and Shenzhen-based clients.

Disposal of subsidiaries

Disposal of Yabez (Hong Kong) Company Limited, a Hong Kong company and its wholly owned subsidiary, Yabez Business Service (SZ) Company Limited, a Shenzhen, China company

On February 29, 2020, the Company sold its entire 60% interest in Yabez (Hong Kong) Limited and Yabez Business Service (SZ) Company Limited (collectively, “Yabez”) to an unrelated party for $1. The transaction closed on February 29, 2020, and Yabez was deconsolidated following the closing.

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

Disposal of Global Leaders Corporation, an Anguilla corporation

On May 20, 2020, Global Leaders Corporation (“GVCQH”) allotted an additional 196 shares to an unrelated party at a price of $196. As a result, an immediate holding company of GVCQH, Greenpro Venture Capital Limited (“GVCL”), holds a 2% interest in GVCQH, and GVCQH’s sole asset, cash of $129, was disposed and a loss on disposal of $125 was recorded. On August 17, 2020, GVCL sold the balance of the 2% interest in GVCQH to the unrelated party for $4.

Acquisition of an associate company

Acquisition of Greenpro KSP Holding Group Company Limited (formerly known as KSP Holding Group Company Limited)

On July 20, 2018, our wholly owned subsidiary, GVCL entered into a sale and purchase agreement with Mr. Prapakorn Saokliew and Ms. Surapa Jamjang, each holding 45.13% and 45.12% shareholdings in KSP Holding Group Company Limited, respectively (collectively, the “Sellers”). Pursuant to the agreement, GVCL agreed to acquire approximately 49% of the shareholdings of KSP Holding Group Company Limited (“KSP”, renamed to Greenpro KSP Holding Group Company Limited on August 7, 2018) in exchange for $363,930, made up of $75,000 in cash and 38,524 shares of the Company’s Common Stock valued at $288,930. The Company also issued 578 shares of the Company’s Common Stock valued at $7.50 per share, or a total of $4,335, as a commission that was also capitalized as cost of investment in KSP. KSP provides accounting, auditing and consulting services in Thailand. The Company accounted for its investment in KSP under the equity method of accounting.

As at December 31, 2018, the Company determined that its investment in KSP was impaired and recorded an impairment of unconsolidated investment of $363,930. We currently hold approximately 48% of the issued and outstanding shares of KSP.

Acquisitions of other investments

	Name (Domicile)	Acquisition Date	Shareholding	Business
1.	Greenpro Trust Limited (Hong Kong)	March 30, 2015 April 13, 2016	8.33% 2.78%	Provides trusteeship, custodial and fiduciary services
2.	Agape ATP Corporation (Nevada, US)	April 14, 2017	4.65%	Supplies health and wellness products
3.	Millennium Fine Art Inc. (Wyoming, US)	June 29, 2020	4.65%	Invests in art (Millennium Sapphire)
4.	Ata Plus Sdn. Bhd. (Malaysia)	July 8, 2020	15%	Provides an online equity crowdfunding platform
5.	Global Leaders Corporation (Nevada, US)	August 30, 2020	5.86%	Provides training and consulting services
6.	First Bullion Holdings Inc. (British Virgin Islands)	October 19, 2020 February 17, 2021	10% 8%	Provides cryptocurrency trading and digital asset exchange services
7.	New Business Media Sdn. Bhd. (Malaysia)	November 1, 2020	18%	Provides a capital market focused portal to browse business markets or corporate news
8.	Adventure Air Race Company Limited (Nevada, US)	December 22, 2020	3.60%	Organizes international air race series
9.	Pentaip Technology Inc. (Nevada, US)	December 29, 2020	10%	Provides big data and focuses on artificial intelligence (AI) to provide financial services

1.	Acquisition of Greenpro Trust Limited

On March 30, 2015, our wholly owned subsidiary, GRBVI acquired 300,000 shares, representing approximately 8% of the issued and outstanding shares of Greenpro Trust Limited, a Hong Kong company (“GTL”), from its shareholders at a price of HK$300,000 (approximately $38,710) or HK$1 per share. GTL is principally engaged in provision of trusteeship, custodial and fiduciary services to clients in Hong Kong.

On April 13, 2016, another wholly owned subsidiary of the Company, Asia UBS Global Limited, a Belize company (“AUB”) acquired 100,000 shares, representing approximately 3% of the issued and outstanding shares of GTL for HK$100,000 (approximately $12,903) or HK$1 per share.

The Company indirectly has an aggregate of approximately 11% interest in GTL with an investment value of $51,613 which was recorded at cost and approximates its fair value. Messrs. Lee and Loke are common directors of GTL and the Company.

2.	Acquisition of Agape ATP Corporation

On April 14, 2017, GVCL acquired 17,500,000 shares of common stock of Agape ATP Corporation, a Nevada corporation (“Agape”), par value of $0.0001 per share, for $1,750. Agape is principally engaged in providing health and wellness products and advisory services to clients in Malaysia. Currently, we hold approximately 5% of the total outstanding shares of Agape.

3.	Acquisition of Millennium Fine Art Inc.

On June 29, 2020, the Company entered into a purchase and sale agreement with the Company’s subsidiary, Millennium Fine Art Inc. (“MFAI”), pursuant to which the Company agreed to sell its 4% ownership interest in a 12.3 kilogram carved natural blue sapphire (the “Millennium Sapphire”) to MFAI and MFAI agreed to acquire the 4% ownership of the Millennium Sapphire from the Company. As consideration thereto, on July 1, 2020, MFAI issued 2,000,000 restricted shares of its Class B common stock to the Company valued at $5,000,000 ($5 per share), in which 1,000,000 shares were retained by the Company and the other 1,000,000 shares were reserved as a dividend to the shareholders of the Company. The Company expects to distribute these 1,000,000 shares to its shareholders in 2021. A gain on disposal of $1,000,000 was recorded at the Company level but was eliminated upon consolidation.

On July 1, 2020, MFAI issued 19,200,000 restricted shares of its Class A common stock to the a majority owner of the Millennium Sapphire, Mr. Daniel McKinney valued at $96,000,000 ($5 per share) to acquire the remaining 96% interest in the Millennium Sapphire. MFAI is an investment company and has a 100% interest in the Millennium Sapphire.

As of December 31, 2020, the Company owns 2,000,000 shares of Class B common stock of MFAI, in which 1,000,000 shares were retained by the Company and recognized at historical cost of $4,000,000 under other investments, representing approximately 5% of the issued and outstanding shares of MFAI and approximately 1% of MFAI’s total voting rights. The other 1,000,000 shares were reserved as a dividend to the shareholders of the Company and the Company expects to distribute these 1,000,000 shares to its shareholders in 2021.

4.	Acquisition of Ata Plus Sdn. Bhd.

On July 8, 2020, GVCL entered into an acquisition agreement with all of eight shareholders of Ata Plus Sdn. Bhd. and Ata Plus Sdn. Bhd., a company incorporated in Malaysia and a Recognized Market Operator (RMO) by the Securities Commission of Malaysia (“APSB”). Pursuant to the agreement, GVCL agreed to acquire 15% of the issued and outstanding share of APSB for a purchase price of $749,992. The purchase price was paid by the Company issuing to the shareholders approximately 457,312 restricted shares of the Company’s Common Stock, which was based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement, $1.64 per share, on November 18, 2020.

5.	Acquisition of Global Leaders Corporation

On August 30, 2020, GVCL entered into a subscription agreement with Global Leaders Corporation, a Nevada corporation (“GLC”) to acquire 9,000,000 shares of common stock of GLC at a price of $900 or $0.0001 per share, representing approximately 6% of the total issued and outstanding shares of GLC. GLC’s principal activities are providing training and consulting services to corporate clients in Hong Kong and China.

6.	Acquisition of First Bullion Holdings, Inc.

On October 19, 2020, the Company entered into a stock purchase and option agreement with Mr. Tang Ka Siu Johnny and First Bullion Holdings Inc., a British Virgin Islands company (“FBHI”). Pursuant to the agreement, the Company agreed to acquire 10% of the issued and outstanding shares of FBHI for a purchase price of $1,000,000 by issuing approximately 685,871 restricted shares of the Company’s Common Stock to Mr. Tang, which was based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement, $1.458 per share.

On December 11, 2020, the Company issued 685,871 shares of its Common Stock to two designees of Mr. Tang at $1.458 per share. FBHI is in the business of banking, payment gateway, credit cards, debit cards, money lending, crypto trading and securities token offerings, with corporate offices in the Philippines and Hong Kong.

Pursuant to the agreement, Mr. Tang and FBHI also granted to the Company an option for 180 days following the date of the agreement to purchase an additional 8% of the issued and outstanding shares of FBHI, at an agreed valuation of FBHI equal to $20,000,000. In consideration of acquisition of the option, the Company agreed to issue 250,000 restricted shares of the Company’s Common Stock to Mr. Tang, which shall constitute partial payment for the option should the Company elect to exercise the option. Pursuant to the agreement, the purchase price of the option shall be based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of exercise of the option.

On February 17, 2021, the Company exercised its option and FBHI issued to our wholly owned subsidiary, GVCL, 160,000 ordinary shares of FBHI, comprising the additional 8% of the shares sold under the agreement valued at $20,000,000.

On February 26, 2021, the Company issued an additional 342,592 restricted shares of its Common Stock to two designees of Mr. Tang at $2.70 per share (valued at approximately $925,000).

7.	Acquisition of New Business Media Sdn. Bhd

On November 1, 2020, the Company entered into an acquisition agreement with Ms. Lee Yuet Lye and Mr. Chia Min Kiat, shareholders of New Business Media Sdn. Bhd. New Business Media Sdn. Bhd., a Malaysian company involved in operating a Chinese media portal, which provides digital news services focusing on Asian capital markets (“NBMSB”). NBMSB is one of the biggest Chinese language digital business news networks in Malaysia and has readers from across South East Asia.

Pursuant to the agreement, both Ms. Lee and Mr. Chia have agreed to sell to the Company an 18% equity stake in NBMSB in consideration of a new issuance of 257,591 restricted shares of the Company’s Common Stock, valued at $411,120. The consideration was derived from an agreed valuation of NBMSB of $2,284,000, based on its assets including customers, fixed assets, cash and cash equivalents, liabilities as of November 1, 2020.

8.	Acquisition of Adventure Air Race Company Limited

On December 21, 2020, GVCL entered into a subscription agreement with Adventure Air Race Company Limited, a company incorporated in Nevada and is principally engaged in promoting and managing an air race series (“AARC”). Pursuant to the agreement, GVCL acquired 2,000,000 shares of common stock of AARC at a price of $200 or $0.0001 per share.

On December 22, 2020, GVCL entered another subscription agreement with AARC to acquire an additional 996,740 shares of common stock of AARC at a price of $249,185 or $0.25 per share.

The Company in aggregate holds approximately 4% of the issued and outstanding shares of AARC.

9.	Acquisition of Pentaip Technology Inc.

On December 29, 2020, GVCL entered into a subscription agreement with Pentaip Technology Inc., a Nevada corporation (“PTI”) to acquired 4,000,000 shares of common stock of PTI at a price of $400 or $0.0001 per share, representing 10% of the issued and outstanding shares of PTI. PTI uses artificial intelligence (AI) to provide investors and traders with financial data.

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

We also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. Our venture capital business is focused on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods, which includes education and support services, and (2) searching for investment opportunities in selected start-up and high growth companies, which we expect can generate significant returns to the Company. We expect to target companies located in Asia including Hong Kong, Malaysia, China, Thailand and Singapore. We anticipate our venture capital business will also engage in the purchase or lease of commercial properties in the same Asian region.

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

Through our cross-border listing advisory services, we seek to form the bridge between these companies seeking to conduct their IPO (or in some cases, self-directed public offerings), and their goal of becoming a listed company on a recognized U.S. national exchange, such as NASDAQ and the NYSE.

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

Our Service Rates

We intend to have a two-tiered rate system based upon the type of services being offered. We may impose project-based fees, where we charge 10% -25% of the revenues generated by the client on projects that are completed using our services, such as transaction projects, contract compliance projects, and business planning projects. We may also charge a flat rate fee or fixed fee based on the estimated complexity and timing of a project when our professionals provide specified expertise to our clients on a project. For example, for our Cross-Border Business Solutions services, we plan to charge our client a monthly fixed fee.

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

Our business processes for our investment strategy in select start-up and high growth companies are as follows:

●	Step 1. Generating Deal Flow: We expect to actively search for entrepreneurial firms and to generate deal flow through our business incubator and the personal contacts of our executive team. We also anticipate that entrepreneurs will approach us for financing.

●	Step 2. Investment Decision: We will evaluate, examine and engage in due diligence of a prospective portfolio company, including but not limited to product/services viability, market potential and integrity as well as capability of the management. After that, both parties arrive at an agreed value for the deal. Following that is a process of negotiation, which if successful, ends with capital transformation and restructuring.

●	Step 3. Business Development and Value Adding: In addition to capital contribution, we expect to provide expertise, knowledge and relevant business contacts to the company.

●	Step 4. Exit: There are several ways to exit an investment in a company. Common exits are:

○	IPO (Initial Public Offering): The company’s shares are offered in a public sale on an established securities market.

○	Trade sale (Acquisition): The entire company is sold to another company.

○	Secondary sale: The company’s firm sells only part of its shares.

○	Buyback or MBO: Either the entrepreneur or the management of the company buys back the company’s shares of the firm.

○	Reconstruction, liquidation or bankruptcy: If the project fails, the company will restructure or close down the operations.

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

The objectives of WWW are:

1.	To increase public awareness and recognition of Greenpro as a well-known advocate of the wealth principles described above;

2.	For our philosophy to gain recognition so that our clients are confident and comfortable with our services and trust us;

3.	To educate existing clients and potential prospects; and

4.	To act as a channel of communication to gather market data and feedback.

Set forth below are the marketing strategies we expect to develop.

Awareness and Optimization

1.	Email Blasts and E-Newsletter

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

Interaction and Conversion

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

We intend to assist our clients in the preparation of their financial statements cost-effectively and provide security to such financial information since the data will be stored in a cloud system. We anticipate a market with growing needs in Asia. We believe that there is currently an increasing need for enterprises in different industries to maximize their performance with cost-effective methods. We believe our services will create numerous competitive advantages for our clients. We believe that with us handling the administrative and logistic support, our clients can focus on developing their businesses and expanding their own client portfolio.

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

We generated revenues of $2,254,811 during the fiscal year ended December 31, 2020 and $4,484,822 during the fiscal year ended December 31, 2019. We are not a party to any long-term agreements with our customers.

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

Trademark	Trademark Owner	Country / Territory	Registration Date	Brief Description
	Greenpro Resources (HK) Limited	Hong Kong	August 11, 2010, June 25, 2013 and December 3, 2014	Classes 35, 41, 42: Advertising, business management, business administration, office functions, research services, education, training
		U.S.A.	February 2, 2016	Class 35: Business administration services, Business assistance, management and information services, Business knowledge management and consulting services
		China	December 28, 2014	Classes 35 and 42: Advertising, business management, business administration, office functions and research services
		Singapore	July 22, 2013	Classes 35 and 42: Advisory services related to business management and administration, computer software and security

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

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will always be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiaries or future capital contributions by us to our PRC subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

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

As of March 29, 2021, we have 60 employees, located in the following territories:

Country/Territory	Number of Employees
Malaysia	16
China	28
Hong Kong	16

As a result of the Employment Contract Law, all our employees in China have executed standard written employment agreements with us.

We are required to contribute to the Employees Provident Fund under a defined contribution pension plan for all eligible employees in Malaysia between the ages of eighteen and fifty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. The participants are entitled to all of our contributions together with accrued returns regardless of their length of service with the Company. For the years ended December 31, 2020 and 2019, the contributions are $60,536 and $48,216, respectively.

We are required to contribute to the MPF for all eligible employees in Hong Kong between the ages of eighteen and sixty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2020 and 2019, the MPF contributions by the Company were $33,455 and $54,638, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

We are required to contribute to the Social Insurance Schemes and Housing Fund Schemes for all eligible employees in PRC. For the years ended December 31, 2020 and 2019, the contributions were $17,854 and $34,460, respectively.

Executive Office

Our principal executive office is located at B-7-5, Northpoint Office, Mid Valley City, No. 1 Medan Syed Putra Utara, 59200 Kuala Lumpur, Malaysia. Our principal telephone number is +603 2201 - 3192. Our website is at: http://www.greenprocapital.com. The information contained on our website is not, and should not be interpreted to be, a part of this Form 10-K.

Future Development Plan

We are in the process of carrying out the following development plans.

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

●	Wealth Management Portfolio Development. The increase in the number of high-net-worth individuals in the Asia Pacific Region has created opportunities and needs for cross-border wealth management services. Leveraging our competitive advantages with integrated financial services and strategic offices, we look forward to enhancing our strategic development in wealth management, fund management and asset management businesses. We continue to look for partnerships to explore the potential of wealth management, fund management and asset management services, and provide with the assistance from our affiliates customized wealth creation, wealth protection and wealth succession solutions for medium, high and ultra-high net worth individuals/families in the Asian region. We also expect to place more efforts into the development of our Wealth Network Database focusing on wealth related information sharing.

For our long-term plan and development, we look forward to initiating the “Greenpro Capital Tower” plan in ASEAN as an effort to further develop our brand, strengthen our operational and client base with stronger customers and market confidence. We are currently in the planning stage to build a 20-storey building located in the Commercial Business District of Malaysia as our ASEAN headquarters, enabling the market in the region to have better access to our services while also strengthening our market visibility. In addition, we plan to continue to grow through mergers and acquisitions of related services to enhance our services horizontally and vertically. We are continuously sourcing synergetic and licensed financial institutions to strengthen our capabilities and scope of our services with the aim to widen our market coverage.

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

COVID-19 Pandemic

COVID-19 pandemic might have a material adverse effect on our business, financial condition, results of operations, and liquidity.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 disease a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that could materially and adversely affect the economies and financial markets worldwide, and the operations and financial position of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

COVID-19 could negatively affect our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, the attention of the management team and resources could be diverted.

The potential effects of COVID-19 could also heighten the risks we face related to each of the risk factors disclosed below. As COVID-19 and its impacts are unprecedented and continuously evolving, the potential impacts to these risk factors remain uncertain. As a result, COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider may present significant risks to our operations.

Risks Related to our Business

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Nevada in July 2013. For the year ended December 31, 2020 and 2019, we have generated $2,254,811 and $4,484,822, respectively, in revenues and incurred net losses of $3,752,953 and $1,349,478, respectively. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we are operating. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to market our product and services;

●	our ability to generate revenues; and

●	our ability to raise the capital necessary to continue marketing and developing our product.

We are not currently profitable and may not become profitable.

As of December 31, 2020, we had $1,086,753 cash on hand and our Greenpro’s common stockholders’ equity was $8,395,602. We have generated $2,254,811 in revenue in 2020 and have incurred operating loss of $2,905,575 and net loss of $3,752,953. We expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve profitability. We also expect to experience negative cash flow for the foreseeable future due to operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our business.

We may not be able to continue to operate as a going concern.

For the year ended December 31, 2020, the Company incurred a net loss of $3,752,953 and used cash in operating activities of $1,567,758, and at December 31, 2020, the Company had a working capital deficiency of $3,411,175. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2020 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We intend to incorporate open-source software into our platform. Although we monitor our use of open source closely, the terms of many open-source licenses have not been interpreted by U.S. courts or jurisdictions elsewhere, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our services. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open-source software incorporated into our products. In either event, we could be required to seek licenses from third parties in order to continue our services in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results and financial condition.

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

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. The international stock markets reflect the uncertainty associated with the slow-down in the global economy and the reduced levels of international travel experienced since the beginning of January 2020, large declines in oil prices and the significant decline in the Dow Industrial Average at the end of February and beginning of March 2020 was largely attributed to the effects of COVID-19. Any resulting financial impact cannot be reasonably estimated at this time and the pandemic is still ongoing. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, the efficacy of vaccines on COVID-19 and its variants, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. Additionally, the COVID-19 pandemic may also affect our overall ability to react timely to mitigate the impact of this event and may hamper our efforts to contact our service providers and advisors and to provide our investors with timely information and comply with our filing obligations with the SEC, especially in the event of office closures, stay-in-place orders and a ban on travel or quarantines. We are still assessing our business operations and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our sector in particular.

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

In recent years, there have been political instabilities in the Malaysian government which may reduce investors’ confidence, result in reduction in foreign direct investment and weigh on consumer and business sentiment, depressing growth. In addition, the Malaysian economy is reliant on external demand. Any possible worsening global demand is likely to hinder the export development and any economic weakness may possibly lead to market intervention and the government may impose capital controls. Under these circumstances, our business operation may be adversely affected.

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

Mr. Lee Chong Kuang, our CEO, beneficially owns 27.99% of our outstanding shares of Common Stock, and Mr. Loke Che Chan Gilbert, our CFO, beneficially owns 27.85% of our outstanding shares of Common Stock. As a result, Messrs. Lee and Loke are collectively able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit the other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

On May 27, 2020, we regained compliance with the Minimum Bid Price Rule to maintain the bid price of our Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at B-7-5, Northpoint Office, Mid Valley City, No. 1 Medan Syed Putra Utara, 59200 Kuala Lumpur, Malaysia.

Location	Owner	Use

B-7-5, North Point Office, Mid Valley City, No. 1, Medan Syed Putra Utara, 59200 Kuala Lumpur, Malaysia	Greenpro Resources Sdn. Bhd.	Self-use business premises

D-07-06 and D-07-07~Sky Park @ One City, Jalan USJ 25/1, 47650 Subang Jaya, Selangor Darul Ehsan, Malaysia	Greenpro Resources Sdn. Bhd.	Investment for rental and capital gains

Units 6, 7 and 8, 22/F., Di Wang Building No.5002 Shen Nan Dong Road Luohu District, Shenzhen, China	Greenpro Management Consultancy (Shenzhen) Limited	Self-use business premises

Factory Units A8, B1, B6, B7, B8, B9, C3, C6, C7, C8, C9, D8, D9 on 14/F., Wang Cheung Industrial Building, 6 Tsing Yeung Circuit, Tuen Mun, N.T., Hong Kong	Forward Win International Limited	Investment for rental and capital gains

In December 2013, the Company obtained a loan in the principal amount of MYR1,629,744 (approximately $405,157) from Standard Chartered Saadiq Berhad, a financial institution in Malaysia to finance the acquisition of leasehold office units at Sky Park @ One City, Selangor Darul Ehsan, Malaysia which bears interest at the base lending rate less 2.1% per annum with 300 monthly installments of MYR8,984 (approximately $2,233) each and will mature in November 2038. The mortgage loan is secured by (i) the first legal charge over the property, (ii) personally guaranteed by Messrs. Lee Chong Kuang and Loke Che Chan Gilbert, the directors of the Company, and (iii) corporate guaranteed by a related company which is controlled by the directors of the Company.

In December 2013, the Company, through Mr. Lee Chong Kuang, the director of the Company, obtained a loan in the principal amount of MYR1,074,896 (approximately $267,221) from United Overseas Bank (Malaysia) Berhad, a financial institution in Malaysia to finance the acquisition of a leasehold office unit at Northpoint, Mid Valley City in Kuala Lumpur, Malaysia which bears interest at the base lending rate less 2.2% per annum with 360 monthly installments of MYR4,998 (approximately $1,243) each and will mature in November 2043. The mortgage loan is secured by the first legal charge over the property.

In December 2017, the Company obtained a loan in the principal amount of RMB9,000,000 (approximately $1,378,550) from Bank of China Limited, a financial institution in China to finance the acquisition of leasehold office units of approximately 5,000 square feet at the Di Wang Building (Shun Hing Square), Shenzhen, China. The loan bears interest at a 25% premium above the 5-year-or-above RMB base lending rate per annum with 120 monthly installments and will mature in December 2027. The current interest rate of the loan is 6.125% per annum. The monthly installment will be determined by the sum of (i) a 25% premium above the 5-year-or-above RMB base lending rate per annum on the 20th day of each month for the interest payment and (ii) RMB75,000 (approximately $11,488) for the fixed repayment of principal. The mortgage loan is secured by (i) the first legal charge over the property, (ii) a Restricted-Cash Fixed Deposit of RMB1,000,000 (approximately $153,172) of Greenpro Management Consultancy (Shenzhen) Limited, (iii) the accounts receivable of Greenpro Management Consultancy (Shenzhen) Limited, (iv) corporate guaranteed by Greenpro Financial Consulting Limited, (v) corporate guaranteed by a related company which is controlled by Mr. Loke Che Chan Gilbert and (vi) personally guaranteed by Ms. Chen Yanhong, the legal representative of Greenpro Management Consultancy (Shenzhen) Limited and a shareholder of the Company.

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

On March 26, 2021, the closing price for our Common Stock as reported on the NASDAQ Capital Market was $2.52.

As of March 29, 2021, we had 62,107,154 shares of our Common Stock issued and outstanding. There were approximately 209 record holders of our Common Stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

Date	Shares of Common Stock Issued	Cash Proceeds /Value in Kind from Share Issuance	Recipient(s) of Shares
January 2, 2019 (1)	8,602	$41,290	Two shareholders
June 15, 2020 (2)	4,444,444	4,000,000	Three shareholders
September 14, 2020 (3)	35,000	35,000	One shareholder
November 18, 2020 (4)	457,312	750,000	Eight shareholders
November 24, 2020 (5)	50,000	55,000	One shareholder
November 24, 2020 (6)	145,455	160,000	One shareholder
November 30, 2020 (7)	257,591	411,120	Two shareholders
December 1, 2020 (8)	200,000	313,400	One shareholder
December 1, 2020 (9)	300,000	372,150	One shareholder
December 11, 2020 (10)	935,871	1,364,500	Three shareholders
December 31, 2020 (11)	215,000	262,300	One shareholder

1.	The Company issued 8,602 shares of restricted Common Stock at a price of $4.80 per share for aggregate gross proceeds of $41,290, plus cash of $129,032 for the acquisition of 100% of the shareholdings of Sparkle Insurance Brokers Limited (renamed to Greenpro Sparkle Insurance Brokers Limited on April 4, 2019).

2.	The Company issued 4,444,444 shares of restricted Common Stock at a price of $0.90 per share, or a total of $4,000,000, to acquire a 4% interest in a 12.3-kilogram carved natural blue sapphire (the “Millennium Sapphire”).

3.	The Company issued 35,000 shares of restricted Common Stock at a price of $1.00 per share, or a total of $35,000, to settle a marketing expense to CorporateAds, LLC (“CorporateAds”).

4.	The Company issued 457,312 shares of restricted Common Stock at a price of $1.64 per share, or a total of $749,992, to acquire 15% equity interests in Ata Plus Sdn. Bhd (“APSB”).

5.	The Company issued and sold 50,000 shares of restricted Common Stock in a private placement to Mr. Seah Kok Wah at a price of $1.10 per share for cash proceeds of $55,000.

6.	The Company issued and sold 145,455 shares of restricted Common Stock in a private placement to AG Opportunities Fund SPC-AG Pre-IPO Fund SP1 at a price of $1.10 per share for cash proceeds of $160,000.

7.	The Company issued 257,591 shares of restricted Common Stock at a price of $1.596 per share, or a total of $411,120, to acquire 18% equity interests in New Business Media Sdn. Bhd (“NBMSB”).

8.	The Company issued 200,000 shares of restricted Common Stock at a price of $1.567 per share, or a total of $313,400, to settle a marketing expense to Mr. Dennis Burns.

9.	The Company issued 300,000 shares of restricted Common Stock at a price of $1.2405 per share, or a total of $372,150, to settle a consultancy fee to Mr. Daniel McKinney.

10.

The Company issued 685,871 shares of restricted Common Stock at a price of $1.458 per share, or a total of $1,000,000, to acquire 10% equity interests in First Bullion Holdings Inc. (“FBHI”).

The Company also issued 250,000 shares of restricted Common Stock at a price of $1.458 per share, or a total of $364,500 for purchase of an option to acquire an additional 8% of the issued and outstanding shares of FBHI, at an agreed valuation of FBHI equal to $20,000,000, which shall constitute partial payment for the option should the Company elect to exercise the option.

11.	The Company issued and sold 215,000 shares of restricted Common Stock in a private placement to Ms. Wong Wai Hing Lena at a price of $1.22 per share for cash proceeds of $262,300.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2020 and 2019, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

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

During the years ended December 31, 2020 and 2019, we operated in three regions: Hong Kong, Malaysia and China. We derived revenues from rental activities of our commercial properties, sale of properties, and the provision of services. A table further describing our revenue and cost of revenues is set forth below:

	Year ended December 31,
	2020	2019

REVENUES:
Service revenue (including $250,246 and $1,977,186 of service revenue from related parties for the years ended December 31, 2020 and 2019, respectively)	$1,876,954	$4,201,601
Sale of real estate properties	253,729	189,522
Rental revenue	124,128	93,699
Total revenues	2,254,811	4,484,822

COST OF REVENUES:
Cost of service revenue (including $2,514 and $300,561 of cost of service to related parties for the years ended December 31, 2020 and 2019, respectively)	338,683	1,191,301
Cost of real estate properties sold	210,616	137,205
Cost of rental revenue	50,114	48,281
Total cost of revenues	599,413	1,376,787

GROSS PROFIT	1,655,398	3,108,035

OPERATING EXPENSES:
General and administrative (including $12,483 and $186,026 of general and administrative expense to related parties for the years ended December 31, 2020 and 2019, respectively)	4,560,973	4,675,050

Impairment of other receivables	-	24,070
Total operating expenses	4,560,973	4,699,120

LOSS FROM OPERATIONS	$(2,905,575)	$(1,591,085)

Comparison of the years ended December 31, 2020 and 2019

Total Revenues

Total revenue was $2,254,811 and $4,484,822 for the years ended December 31, 2020 and 2019, respectively. The decrease of $2,230,011 was primarily due to a decrease in the revenue of business services. We expect revenue from our business services segment to decrease in the next few months due to the impact of the COVID-19 pandemic.

Service Business Revenue

Revenue from the provision of business services was $1,876,954 and $4,201,601 for the years ended December 31, 2020 and 2019, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We experienced a decrease in service income as a result of fewer service orders placed from clients during the period due to the impact of the COVID-19 pandemic.

Real Estate Business

Rental Revenue

Revenue from rentals was $124,128 and $93,699 for the years ended December 31, 2020 and 2019, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Sale of Properties

For the year ended December 31, 2020, revenue from the sale of properties was $253,729, which was derived from the sale of one property located in Hong Kong. For the year ended December 31, 2019, there was revenue of $189,522 generated from the sale of one property located in Hong Kong.

As opportunities permit, management expects to continue to purchase and sell commercial real estate in the near future. Accordingly, we expect revenue and costs attributable to the sale of properties to fluctuate on a going forward basis.

Total Operating Costs and Expenses

Total operating costs and expenses were $5,160,386 and $6,075,907 for the years ended December 31, 2020 and 2019, respectively. They consist of cost of service revenue, cost of real estate properties sold, cost of rental revenue, general and administrative, and impairment of other receivables.

Loss from operations for the Company for the years ended December 31, 2020 and 2019 was $2,905,575 and $1,591,085, respectively. The increase in a loss from operations was mainly due to a decrease in service revenue of $2,324,647.

Cost of Service Revenue

Cost of revenue for provision of services was $338,683 and $1,191,301 for the years ended December 31, 2020 and 2019, respectively. It primarily consists of employee compensation and related payroll benefits, company formation cost and other professional fees directly attributable to cost related to the services rendered.

Cost of Real Estate Properties Sold

Cost of revenue on properties sold was $210,616 and $137,205 for the years ended December 31, 2020 and 2019, respectively. It primarily consists of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of Rental Revenue

Cost of rental revenue was $50,114 and $48,281 for the years ended December 31, 2020 and 2019, respectively. It includes the costs associated with taxes, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fee and utility expenses are paid directly by tenants.

General and Administrative

General and administrative (“G&A”) expenses were $4,560,973 and $4,675,050 for the years ended December 31, 2020 and 2019, respectively. The general and administrative expenses consist primarily of salaries and wages of $1,586,754, rent and rates of $319,481, advertising and promotion of $567,567, directors’ remuneration of $373,125, consultancy fee of $378,161, and audit, legal, and other professional fees of $455,362. We expect our G&A expenses will continue to increase as we integrate our business acquisitions, expand our businesses and offices into new jurisdictions, and strengthen our existing businesses.

Impairment loss on other receivables was $0 and $24,070 for the years ended December 31, 2020 and 2019, respectively.

Fair value of shares issued for marketing expenses and consulting expenses

On September 14, 2020, the Company issued 35,000 shares of restricted Common Stock valued at $1.00 per share, or a total of $35,000 for a marketing expense to a marketing service provider, CorporateAds, LLC.

On December 1, 2020, the Company issued 200,000 shares of restricted Common Stock valued at $1.567 per share, or a total of $313,400 for a marketing expense to an investor relations agent, Mr. Dennis Burns.

On December 1, 2020, the Company issued 300,000 shares of restricted Common Stock valued at $1.2405 per share, or a total of $372,150 for a consultancy fee to a business consultant, Mr. Daniel McKinney.

Interest expenses

On October 13, 2020, the Company issued three unsecured promissory notes to Streeterville Capital, LLC, FirstFire Global Opportunities Fund, LLC and Granite Global Value Investments Ltd. (collectively, the “Investors”), respectively (see Note 11). Interest expenses related to the convertible promissory notes totaled $1,013,415 for the year ended December 31, 2020, which includes coupon interest expense of $38,742, amortization of discount on convertible notes of $15,122, amortization of debt issuance costs of $6,780, interest expense associated with conversion of notes of $120,571 and interest expense associated with accretion of convertible notes payable of $832,200.

Total interest expenses were $1,144,530 and $103,396 for the year ended December 31, 2020 and 2019, respectively.

Attributable to noncontrolling interest

The Company recorded net income (loss) attributable to noncontrolling interest in the consolidated statements of operations for noncontrolling interests of a consolidated subsidiary.

At December 31, 2020, the consolidated financial statements include noncontrolling interests related to the Company’s 60% ownership of Forward Win International Limited (“FWIL”), which is principally trading and leasing properties in Hong Kong.

The Company recorded net income attributable to noncontrolling interest of $8,870 for the year ended December 31, 2020 and net loss attributable to noncontrolling interest of $4,929 for the year ended December 31, 2019. In 2020, net income attributable to noncontrolling interest was primarily due to a net income derived from FWIL and its share of income allocated to the noncontrolling interests. In 2019, net loss attributable to noncontrolling interest was primarily due to a net loss incurred by FWIL and its share of loss allocated to the noncontrolling interests.

Net Loss

Net loss was $3,752,953 and $1,349,478 for the year ended December 31, 2020 and 2019, respectively. The increase in net loss in 2020 was mainly due to a decrease in service revenue of $2,324,647 compared to 2019.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Annual Report, we are not aware of any trends, uncertainties, demands, commitments or events for the year ended December 31, 2020 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2020.

Contractual Obligations

As of December 31, 2020, one of the subsidiaries of the Company leases an office in Hong Kong under a separate non-cancellable operating lease with a term of three years commencing from May 1, 2018 to April 30, 2021. Another subsidiary of the Company leases an office in Malaysia under a separate non-cancellable operating lease with a term of one year commencing from April 1, 2020 to March 31, 2021. At December 31, 2020, the future minimum rental payments under these leases aggregate are approximately $91,907 and due in 2021.

Related Party Transactions

For the years ended December 31, 2020 and 2019, related party service income totaled $250,246 and $1,977,186, respectively.

For the years ended December 31, 2020 and 2019, related party expenses included in cost of services and general and administrative expenses totaled $14,997 and $486,587, respectively. For the years ended December 31, 2020 and 2019, related party other income totaled $1,934 and $9,798, respectively.

Amounts due from related parties were $62,320 and $61,623 as of December 31, 2020 and 2019, respectively. Amounts due to related parties were $1,108,641 and $1,009,760 as of December 31, 2020 and 2019, respectively.

Our related parties are mainly those companies in which Greenpro Venture Capital Limited or Greenpro Resources Limited owns a certain percentage of the shares of such companies, or those companies that the Company can exercise significant influence over those companies in making financial and operating policy decisions. Some of the related parties are either controlled by or under common control of Mr. Loke Che Chan Gilbert or Mr. Lee Chong Kuang, directors of the Company. One of the related parties is controlled by Ms. Chen Yanhong, a director of some of our subsidiaries.

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

Liquidity and Capital Resources

As of December 31, 2020, we had working capital deficiency of $3,411,175 as compared to working capital deficiency of $2,078,026 as of December 31, 2019. As of December 31, 2020, we had total current assets of $1,612,113 consisting of cash and cash equivalents of $1,086,753, accounts receivable of $191,490, prepaids and other current assets of $190,304, amounts due from related parties of $62,320 and deferred costs of revenue of $81,246, compared to total current assets of $1,798,245 as of December 31, 2019. We had current liabilities of $5,023,288 mainly consisting of amounts due to related parties of $1,108,641, accounts payable and accrued liabilities of $702,726, deferred revenue of $1,634,075 and derivative liabilities of $1,189,786 as of December 31, 2020, compared to total current liabilities of $3,876,271 as of December 31, 2019. The Company’s net losses were $3,752,953 and $1,349,478 for the year ended December 31, 2020 and 2019, respectively. The increase in net loss was mainly due to a decrease in service revenue of $2,324,647.

For the year ended December 31, 2020, the Company incurred a net loss of $3,752,953 and used cash in operating activities of $1,567,758, and at December 31, 2020, the Company had a working capital deficiency of $3,411,175. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our December 31, 2020 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The maturities of the long-term bank loans for each of the five years and thereafter are as follows:

Year ending December 31:
2021	$158,612
2022	159,320
2023	160,051
2024	160,781
2025	161,569
Thereafter	735,275

Total	$1,535,608

Operating activities

Net cash used in operating activities was $1,567,758 and $1,433,371 for the year ended December 31, 2020 and 2019, respectively. The cash used in operating activities in 2020 was mainly from net loss for the year, a decrease in accounts payable and accrued liabilities, and a decrease in operating lease liabilities, while the cash used in operating activities in 2019 was mainly from net loss for the year, a decrease of deferred revenue and a decrease in the fair value of derivative liabilities. Non-cash expenses totaled $2,060,955 and $270,609 for the years ended December 31, 2020 and 2019, respectively, which were mostly composed of depreciation and amortization of $515,255, fair value of shares issued for marketing expenses of $348,400, fair value of shares for a consulting expense of $372,150 and interest expense associated with accretion of convertible notes of $832,200 for the year ended December 31, 2020.

The Company has incurred operating losses and used cash in its operating activities for the past two years.

Investing activities

Net cash used in investing activities was $44,887 for the year ended December 31, 2020 and net cash provided by investing activities was $161,424 in 2019.

The cash used in investing activities mainly resulted from purchases of other investments of $248,056 and offset by cash proceeds from real estate held for sale of $137,375 and a net cash surrender value from redemption of life insurance policy of $93,717 in 2020. Net cash provided by investing activities was primarily by a cash proceeds from real estate held for sale of $189,522 in 2019.

Financing activities

Net cash provided by financing activities was $1,502,735 and $381,798 for the year ended December 31, 2020 and 2019, respectively.

The cash provided by financing activities was mainly by net cash proceeds from convertible promissory notes of $1,470,000 in 2020. Net cash provided by financing activities was mainly resulted from a short-term loan proceeds of $385,158 in 2019.

Below is the tabular summary of the financing activities of the Company during 2020 and 2019:

Date	Shares of Common Stock issued	Cash Proceeds from share issuance	Recipients of Shares
January 2, 2019 (1)	8,602	$-	Two shareholders
June 15, 2020 (2)	4,444,444	-	Three shareholders
September 14, 2020 (3)	35,000	-	One shareholder
November 18, 2020 (4)	457,312	-	Eight shareholders
November 24, 2020 (5)	50,000	55,000	One shareholder
November 24, 2020 (6)	145,455	160,000	One shareholder
November 30, 2020 (7)	257,591	-	Two shareholders
December 1, 2020 (8)	200,000	-	One shareholder
December 1, 2020 (9)	300,000	-	One shareholder
December 11, 2020 (10)	935,871	-	Three shareholders
December 31, 2020 (11)	215,000	262,300	One shareholder

1.	The Company issued 8,602 shares of restricted Common Stock at a price of $4.80 per share for aggregate gross proceeds of $41,290, plus cash of $129,032 for the acquisition of 100% of the shareholdings of Sparkle Insurance Brokers Limited (renamed to Greenpro Sparkle Insurance Brokers Limited on April 4, 2019).

2.	The Company issued 4,444,444 shares of restricted Common Stock at a price of $0.90 per share, or a total of $4,000,000, to acquire a 4% interest in a 12.3-kilogram carved natural blue sapphire (the “Millennium Sapphire”).

3.	The Company issued 35,000 shares of restricted Common Stock at a price of $1.00 per share, or a total of $35,000, to settle a marketing expense to a marketing service provider, CorporateAds, LLC (“CorporateAds”).

4.	The Company issued 457,312 shares of restricted Common Stock at a price of $1.64 per share, or a total of $749,992, to acquire 15% equity interests in Ata Plus Sdn. Bhd (“APSB”).

5.	The Company issued and sold 50,000 shares of restricted Common Stock in a private placement to Mr. Seah Kok Wah at a price of $1.10 per share for cash proceeds of $55,000.

6.	The Company issued and sold 145,455 shares of restricted Common Stock in a private placement to AG Opportunities Fund SPC-AG Pre-IPO Fund SP1 at a price of $1.10 per share for cash proceeds of $160,000.

7.	The Company issued 257,591 shares of restricted Common Stock at a price of $1.596 per share, or a total of $411,120, to acquire 18% equity interests in New Business Media Sdn. Bhd (“NBMSB”).

8.	The Company issued 200,000 shares of restricted Common Stock at a price of $1.567 per share, or a total of $313,400, to settle a marketing expense to an investor relations agent, Mr. Dennis Burns.

9.	The Company issued 300,000 shares of restricted Common Stock at a price of $1.2405 per share, or a total of $372,150, to settle a consultancy fee to a business consultant, Mr. Daniel McKinney.

10.

The Company issued 685,871 shares of restricted Common Stock at a price of $1.458 per share, or a total of $1,000,000, to acquire 10% equity interests in First Bullion Holdings Inc. (“FBHI”).

The Company also issued 250,000 shares of restricted Common Stock at a price of $1.458 per share, or a total of $364,500 for purchase of an option to acquire an additional 8% of the issued and outstanding shares of FBHI, at an agreed valuation of FBHI equal to $20,000,000, which shall constitute partial payment for the option should the Company elect to exercise the option.

11.	The Company issued and sold 215,000 shares of restricted Common Stock in a private placement to Ms. Wong Wai Hing Lena at a price of $1.22 per share for cash proceeds of $262,300.

As of December 31, 2020, there were 61,764,562 shares of Common Stock issued and outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 and have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted assessments of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2020, the Company’s internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers and directors as of the date of this Annual Report.

Name	Age	Positions and Offices

Lee, Chong Kuang	47	President, Chief Executive Officer, Director
Loke Che Chan Gilbert	66	Chief Financial Officer, Secretary, Treasurer, Chairman of the Board
Chuchottaworn, Srirat (1)	52	Director
Louis, Ramesh Ruben (1)(2)(3)	43	Director
Glendening, Brent Lewis (1)(2)(3)	66	Director
Bringuier, Christophe Philippe Roland (1)(2)	43	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Lee, Chong Kuang, age 47, has served as our Chief Executive Officer, President and Director since July 19, 2013. During the period of July 19, 2013 to June 5, 2019, he served as Chairman of the Board. From 2003 until January 2015, Mr. Lee served as a director of Asia UBS Global Ltd, a Hong Kong company, which he founded in 2003. He served as director, Chief Financial Officer and Treasurer of Odenza Corp. from February 4, 2013 to April 29, 2016. He also served as the Chief Financial Officer and director of Moxian Corporation from October 2012 until December 2014. Mr. Lee served as director of Greenpro Talents Ltd. from November 16, 2015 to June 6, 2017. Mr. Lee served as director of GC Investment Management Limited, which is the investment manager of Greenpro Asia Strategic SPC, since April 6, 2016. From 1997 to 2000, Mr. Lee worked at K. Y. Ho & Co, Chartered Accountants. He began his professional career with Siva Tan & Co., a Chartered Accountant firm in Malaysia in 1995 where he remained until 1997. As a qualified member of the ACCA and Malaysia Institute of Accountants, Mr. Lee earned his professional qualification from the Hong Kong Institute of Certified Public Accountants and extended his professional services covering accounting, tax, corporate structuring planning with special focus in cross-border client nature, in addition to his accounting software businesses. Mr. Lee established the Cross-Border Business Association (CBBA) – a NGO (Non-Government Organization) established under Hong Kong Society Act - to provide information and professional advice in Cross Border Business for its investment members. For the Cross-Border Investment especially in the mining resources companies which are growing fast since 2011, Mr. Lee continues to support its clients by using cloud platform to strengthen its clientele through the use of technology advancement and models such as SaaS, PaaS, etc., for accounting and management solution purposes. Mr. Lee brings to the board of directors his business leadership, corporate strategy and accounting and financial expertise.

Loke, Che Chan Gilbert, age 66, has served as our Chief Financial Officer, Treasurer and Director since inception on July 19, 2013. Effective from June 6, 2019, he serves as Chairman of the Board. Mr. Loke has extensive knowledge in accounting and has been an accountant for more than 35 years. He was trained and qualified with UHY (formerly known as Hacker Young), Chartered Accountants, one of the large accounting firms based in London, England between 1981 and 1988. His extensive experience in auditing, accounting, taxation, SOX compliance and corporate listing has prompted him to specialize in corporate advisory, risk management and internal controls serving those small medium-sized enterprises. From September 1999 until June 2013, Mr. Loke served as an adjunct lecturer in ACCA P3 Business Analysis at HKU SPACE (HKU School of Professional and Continuing Education), which is an extension of the University of Hong Kong and provides professional and continuing education. Mr. Loke worked as an independent, non-executive director of ZMay Holdings Limited, a public company listed on the Hong Kong Stock Exchange from January 2008 to July 2008 and as Chief Financial Officer for Asia Properties Inc. from May 31, 2011 to March 28, 2012 and Sino Bioenergy Inc., with both companies listed on the OTC Markets in the US, from 2011 to 2012. Mr. Loke has served as the Chief Executive Officer and a director of Greenpro Resources Corporation since October 16, 2012. He has also served the Chief Executive Officer and a director of Moxian Corporation from October 2012 until December 2014. Mr. Loke served as an independent director of Odenza Corp. from February 2013 to May 2015. He has also served as the Chief Financial Officer, Secretary, Treasurer, and a director of CGN Nanotech, Inc. from September 4, 2014 to September 28, 2016.

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

Chuchottaworn, Srirat, age 52, joined us as an Independent Director on October 18, 2015. Ms. Chuchottaworn has more than 20 years in the IT and consulting business. In 1997, she became an SAP consultant for finance and controlling (FI/CO) and held a certificate of FI/CO. In 2004, she found I AM Group and has been the group director since then. She is an experienced project manager and holds multiple SAP certifications. She earned a Bachelor’s in Engineering Degree from the King Monkut’s Institute of Technology Ladkrabang and Master of Science in Information Technology from the Chulalongkorn University. Ms. Chuchottaworn brings to the board of directors business leadership and experience and familiarity with conducting business in Thailand.

Louis, Ramesh Ruben, age 43, joined us as an Independent Director of the Company on May 8, 2019. Mr. Louis is a Chartered Accountant of the Malaysian Institute of Accountants (MIA), a fellow member of Association of Chartered Certified Accountants (FCCA), a chartered member of the Institute of Internal Auditors, as well as a Certified Financial Planner. Mr. Louis has over 20 years of experience in accounting, auditing and risk management ranging from large public listed companies to multinational corporations, government agencies as well as SME’s in a spectrum of industries including plantation, property development, manufacturing, trading, IT, shipping, retailing, etc. He started his career at Arthur Andersen from December 1996 to 1997, and subsequently moved to BDO from April 2000 to 2004 and from 2005 to 2006, respectively. He also has experience in corporate finance with Southern Investment Bank Berhad for a year from 2004 to 2005. Mr. Louis has hands-on experience on other corporate exercises such as due diligence, IPO’s, issuance of bonds, corporate and debt restructuring and investigative audit. His training and advisory experience includes topics on Internal and Statutory Auditing, Public Sector/Government Audits, Value-for-Money Audits, ISQC 1, Risk Management and Internal Controls, Review and Assurance Engagements such as Financial Due Diligence, Forecasts and Projections, Forensic and Fraud Accounting/Auditing, as well as practical application of International Financial Reporting Standards (“IFRS”), Reporting Standards for SMEs (MPERS/PERS) and public sector accounting (MPSAS). He has facilitated training and provided advisory for public accountants across Asia Pacific, multinationals and public sector institutions. Mr. Louis is a certified trainer by the Human Resource Development Fund (HRDF), Ministry of Human Resources Malaysia. Mr. Louis brings to the board of directors extensive experience in mergers and acquisitions, risk management, strategic planning, and financial oversight and reporting.

Glendening, Brent Lewis, age 66, joined us as an Independent Director of the Company on October 1, 2019. Mr. Glendening, a U.S. citizen, is a global technology executive with over 25 years of experience in international management and strategic IT leadership driving business results and strategic programs. Since September 2018, he has served as the managing director of Brent Glendening & Associates LLC, a company that provides senior IT leadership development and support services in strategic planning, strategic supplier negotiations and business analytics / artificial intelligence (AI) development. From March 2017 to August 2018, he served as vice president of supply chain solutions of Halo BI LLC, a company that provides business analytics solutions with an emphasis in supply planning and utilizing AI to improve supply chain planning. In this role, Mr. Glendening was the chief architect for all business analytics solutions development. From April 2010 to February 2017, he served as vice president of information technology of The Carlstar Group LLC, a worldwide leader of specialty tires and wheels for the off-road enthusiast market. Mr. Glendening has expertise in global business harmonization, consolidation and restructuring. During his career, in addition to the positions disclosed above, Mr. Glendening has held senior technology management positions in various other notable companies, such as director of management information services of ADT Security Systems, Inc., executive vice president and chief information officer of Schindler Holding AG, Switzerland (SCHN: SWX), president of Schindler Informatik AG and vice president and international chief information officer of Whirlpool Corporation (NYSE: WHR). Mr. Glendening was awarded the Top 10 Chief Information Officer by Computerworld in Switzerland 2005. Mr. Glendening brings to the board of directors significant senior executive leadership experience, as well as relevant experience in information technology, AI and business process improvement.

Bringuier, Christophe Philippe Roland, age 43, joined us as an Independent Director of the Company on October 16, 2019. Mr. Bringuier, a French citizen, is currently living and working in Hong Kong. He has over 15 years of international exposure in France, India, PRC and Hong Kong. Mr. Bringuier has held various managerial positions in different industries such as banking, energy, direct marketing, watchmaking and financial services since 2001. Since 2018, he has served as the business transformation specialist and from April 2020, he has been promoted as the director of operations, Asia of Equiom Group (HK) Limited, a company that provides end-to-end wealth protection and business support services to private clients, corporate clients and funds. Mr. Bringuier established his own consulting company in 2016, Itaque Consulting in Hong Kong, providing consulting services for business transformation, leadership and communication skill training and coaching courses for senior executives in various industries. From 2011 to 2016, he served as senior operations manager of Intertrust Group (HK) Limited, a company that delivers high-quality, tailored corporate, fund, capital market and private wealth services to its clients. In this role, Mr. Bringuier was in charge of internal audit, risk management and operational transformation processes. From 2007 to 2011, he served as project and marketing manager of Montrichard Watch Company Limited in Shenzhen, PRC, a watchmaking company with production plants in PRC and Switzerland, and offices in Europe, Asia and USA. Mr. Bringuier has expertise in process improvement, stakeholder management and project management in a complex, multicultural or cross-functional environment. Mr. Bringuier brings to the board of directors extensive knowledge and experience in talent development, executive coaching, business transformation and international operations.

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

As a Nasdaq listed company, we comply with the NASDAQ Listing Rules with respect to certain corporate governance matters. As a smaller reporting company, under the NASDAQ rules we are required to maintain a board of directors comprised of majority of independent directors, and an audit committee of at least three members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934.

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

Audit Committee

Our Audit Committee was established on March 23, 2016 and is currently comprised of all our independent directors: Mr. Louis Ramesh Ruben (Chairman), Ms. Chuchottaworn Srirat, Mr. Glendening Brent Lewis and Mr. Bringuier Christophe Philippe Roland. Mr. Louis is Chair of the Audit Committee and he qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Director Qualifications

The board of directors is responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly skilled individuals with various qualities, attributes and professional experience. There are general requirements for service on the board that are applicable to directors and there are other skills and experience that should be represented on the board as a whole, but not necessarily by each director. The board considers the qualifications of director candidates individually and in the broader context of the board’s overall composition and the Company’s current and future needs.

In its assessment of each potential candidate, including those recommended by the stockholders, the board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in the light of the current needs of the board. The board also takes the ability of each potential candidate into account, such as to evaluate the time and effort necessary to fulfill his or her responsibilities to the Company, business experiences and specialized skills of each candidate. Diversity of background including diversity of race, ethnicity, international background, gender and age, may be considered by the Nominating and Corporate Governance Committee when evaluating candidates for Board membership.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of ethics that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. The code of ethics is available on the Company’s website at www.greenprocapital.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders, except one director who was late, were met during the year ended December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation paid during the year ended December 31, 2020 and 2019 to our principal executive officer and principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary ($)	Other Compensation ($)	Total ($)

Lee Chong Kuang	2020	169,000	26,000	195,000
Chief Executive Officer and President	2019	169,000	26,000	195,000

Loke Che Chan Gilbert	2020	169,000	26,000	195,000
Chief Financial Officer, Treasurer and Secretary	2019	169,000	26,000	195,000

Employment Agreements

Each of Loke Che Chan Gilbert, our Chief Financial Officer, Secretary, and director, and Mr. Lee Chong Kuang, our Chief Executive Officer, signed new employment agreements on July 28, 2020. The new employment agreements came into effect on September 1, 2020 and will expire on August 31, 2023. The terms of the agreements are the same as that of the existing employment agreements.

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

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

During our fiscal year ended December 31, 2019, we provided monthly compensation to our independent directors, including Mr. Hee Chee Keong for $500 (up to May 8, 2019), Mr. Shum Albert for $500 (up to September 30, 2019), Ms. Chuchottaworn Srirat for $500, Mr. Louis Ramesh Ruben for $1,200 (started from May 8, 2019), Mr. Glendening Brent Lewis for $750 (started from October 1, 2019) and Mr. Bringuier Christophe Philippe Roland for $500 (started from October 16, 2019). During 2020, we provided monthly compensation to our independent directors, including Ms. Chuchottaworn Srirat for $500, Mr. Louis Ramesh Ruben for $1,200, Mr. Glendening Brent Lewis for $750 and Mr. Bringuier Christophe Philippe Roland for $500. All the independent directors are also the members of audit committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2021, certain information concerning the beneficial ownership of our Common Stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding Common Stock or series of Common Stock; (ii) each director; (iii) each named executive officer; and (iv) all our executive officers and directors as a group, and their percentage ownership and voting power.

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

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned(2)

Officers and Directors

Lee Chong Kuang(3) President, Chief Executive Officer and Director	17,385,837	27.99%

Loke Che Chan Gilbert Chief Financial Officer and Director	17,295,838	27.85%

G-Invest Corporation	3,880,000	6.25%

Chuchottaworn Srirat Independent Director	1,222,500	1.97%

Louis Ramesh Ruben Independent Director	4,000	0.01%

Glendening Brent Lewis Independent Director	-	-

Bringuier Christophe Philippe Roland Independent Director	-	-

Yap Pei Ling(3)(4) Officer	1,659,150	2.67%

Chen Yanhong(5) Officer	1,116,475	1.80%

All officers and directors as a group (8 persons named above)	38,683,800	62.29%

(1)	Except as otherwise set forth below, the address of each beneficial owner is B-7-5, Northpoint Office, Mid Valley City, No. 1 Medan Syed Putra Utara, 59200 Kuala Lumpur, Malaysia

(2)	Based on 62,107,154 shares of Common Stock outstanding as of March 29, 2021, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 29, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 29, 2021, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	17,385,837 shares of Common Stock are held by Mr. Lee Chong Kuang and 1,659,150 shares of Common Stock are held by his spouse, Ms. Yap Pei Ling, a director of some of our subsidiaries. In the aggregate of the shares held by Mr. Lee and Ms. Yap, 19,044,987 shares or 30.66% of total outstanding shares of Common Stock as of March 29, 2021.

(4)	Ms. Yap Pei Ling, spouse of Mr. Lee Chong Kuang, is a shareholder of the Company and a director of our subsidiaries, Greenpro Resources Sdn. Bhd., Greenpro Global Capital Sdn. Bhd., Asia UBS Global Limited (Belize) and Asia UBS Global Limited (Hong Kong), respectively.

(5)	Ms. Chen Yanhong is a shareholder of the Company and a director of our subsidiaries, Greenpro Management Consultancy (Shenzhen) Limited, Shenzhen Falcon Financial Consulting Limited, Falcon Corporate Services Limited and Greenpro Synergy Network (Shenzhen) Limited, respectively.

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

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he/she is financially interested is not necessarily void or void-able if the relationship or related party transactions are approved or ratified by the Audit Committee.

Transactions with certain companies which Greenpro Venture Capital Limited owns certain percentage of their company shares and companies that we have determined that we can significantly influence based on our common business relationships.

For the years ended December 31, 2020 and 2019, related party service income totaled $250,246 and $1,977,186, respectively.

For the years ended December 31, 2020 and 2019, related party expenses included in cost of services and general and administrative expenses totaled $14,997 and $486,587, respectively. For the years ended December 31, 2020 and 2019, related party other income totaled $1,934 and $9,798, respectively.

Amounts due from related parties were $62,320 and $61,623 as of December 31, 2020 and 2019, respectively. Amounts due to related parties were $1,108,641 and $1,009,760 as of December 31, 2020 and 2019, respectively.

Our related parties are mainly those companies in which Greenpro Venture Capital Limited or Greenpro Resources Limited owns a certain percentage of the shares of such companies, or those companies that the Company can exercise significant influence over them in making financial and operating policy decisions. Some of the related parties are either controlled by or under common control of Mr. Loke Che Chan Gilbert or Mr. Lee Chong Kuang, directors of the Company and the other entity. One of the related parties is controlled by Ms. Chen Yanhong, a director of some of our subsidiaries. All these related party transactions are generally transacted at an arm’s-length basis at the current market value in the normal course of business (see Note 15).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants.

ACCOUNTING FEES AND SERVICES	2020	2019

Audit fees	$105,000	$130,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$105,000	$130,000

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

The policies and procedures contained in the Audit Committee Charter provide that the Committee must pre-approve the audit services, audit-related services and non-audit services provided by the independent auditors and the provision for such services by JLKZ CPA LLP (2020) and Weinberg & Company, P.A. (2019) were compatible with the maintenance of the firms’ independence in the conduct of its audits.

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

(a) Financial Statements

The following are filed as part of this Annual Report:

Financial Statements

The following financial statements of Greenpro Capital Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Annual Report:

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (17)
3.2	Bylaws, as amended (2)
4.1	Form of Common Stock Certificate (2)
4.2	Description of the Registrant’s Common Stock (17)
10.1	Letter of offer of Malaysia Office- One City D-07-06 (3)
10.2	Letter of offer of Malaysia Office- One City D-07-07 (3)
10.3	Exclusive Business Cooperation Agreement, dated June 13, 2016, by and between Greenpro Holding Limited and Greenpro Synergy Network Limited (4)
10.4	Loan Agreement, dated June 13, 2016, by and among Greenpro Holding Limited and Loke Che Chan Gilbert, Lee Chong Kuang (4)
10.5	Share Pledge Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.6	Power of Attorney of Loke Che Chan Gilbert dated June 13, 2016 (4)
10.7	Power of Attorney of Lee Chong Kuang dated June 13, 2016 (4)
10.8	Exclusive Option Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.9	Sale and Purchase Agreement, dated as of April 25, 2017, between Greenpro Capital Corp. and Mr. Yiu Yau Wing and Mr. Chui Sang Derek (5)
10.10	Asset Purchase Agreement, dated as of April 27, 2017, between Greenpro Resources Limited and Gushen Credit Limited (6)
10.11	Employment Contract dated July 28, 2017, by and between the Company and Loke Che Chan Gilbert (7)
10.12	Employment Contract dated July 28, 2017, by and between the Company and Lee Chong Kuang (7)
10.13	Independent Director Agreement, dated October 18, 2015, by and between the Company and Chuchottaworn Srirat (7)
10.14	Independent Director Agreement, dated March 14, 2016, by and between the Company and Shum Albert (7)
10.15	Independent Director Agreement, dated March 14, 2016, by and between the Company and Hee Chee Keong (7)
10.16	Placement Agency Agreement, dated May 31, 2018 (11)
10.17	Subscription Agreement and Supplemental Agreement dated as of July 18, 2018 (12)

10.18	Form of Loan Agreement dated July 17, 2018 between the Company and Shenzhen Rong Jin Jia Cheng Investment Limited (13)
10.19	Independent Director Agreement, dated May 8, 2019, by and between the Company and Louis Ramesh Ruben (14)
10.20	Independent Director Agreement, dated October 1, 2019, by and between the Company and Brent Lewis Glendening (15)
10.21	Independent Director Agreement, dated October 16, 2019, by and between the Company and Christophe Philippe Roland Bringuier (16)
10.22	Consulting and Representation Agreement dated March 18, 2020 between the Company and Corporate Ads, LLC*
10.23	Consulting Services Agreement dated May 1, 2020 between the Company and Daniel McKinney
10.24	Purchase and Sale Agreement of Millennium Sapphire dated May 27, 2020 between the Company and Daniel McKinney (18) (19)
10.25	Purchase and Sale Agreement dated June 29, 2020 between the Company and Millennium Fine Art Inc.*
10.26	Form of Acquisition Agreement of Ata Plus Sdn. Bhd. dated July 8, 2020 (19)
10.27	Employment Contract dated July 28, 2020, by and between Greenpro Holding Limited and Loke Che Chan Gilbert*
10.28	Employment Contract dated July 28, 2020, by and between Greenpro Holding Limited and Lee Chong Kuang*
10.29	Subscription Agreement dated August 30, 2020 between Greenpro Venture Capital Limited and Global Leaders Corporation*
10.30	Consulting Agreement dated September 30, 2020 between the Company and Dennis Burns*
10.31	Subscription Agreement dated October 9, 2020 between the Company and AG Opportunities Fund SPC -AG Pre-IPO Fund SP1*
10.32	Subscription Agreement dated October 9, 2020 between the Company and Seah Kok Wah (20)
10.33	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and FirstFire Global Opportunities Fund, LLC (19)
10.34	Form of Convertible Note issued to FirstFire Global Opportunities Fund, LLC dated October 13, 2020 (19)
10.35	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and Granite Global Value Investments Ltd. (19)
10.36	Form of Convertible Note issued to Granite Global Value Investments Ltd. dated October 13, 2020 (19)
10.37	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and Streeterville Capital, LLC (19)
10.38	Form of Convertible Note issued to Streeterville Capital, LLC dated October 13, 2020 (19)
10.39	Stock Purchase and Option Agreement of First Bullion Holdings Inc. dated October 19, 2020. (21)
10.40	Acquisition Agreement dated November 1, 2020. between the Company, Ms. Lee Yuet Lye and Mr. Chia Min Kiat (22)
10.41	Subscription Agreement dated December 16, 2020 between the Company and Wong Wai Hing Lena
10.42	Subscription Agreement dated December 21, 2020 between Greenpro Venture Capital Limited and Adventure Air Race Company Limited*
10.43	Subscription Agreement dated December 22, 2020 between Greenpro Venture Capital Limited and Adventure Air Race Company Limited*
10.44	Subscription Agreement dated December 29, 2020 between Greenpro Venture Capital Limited and Pentaip Technology Inc.*
10.45	Securities Purchase Agreement dated January 8, 2021 between the Company and Streeterville Capital, LLC*
10.46	Convertible Note issued to Streeterville Capital, LLC dated January 8, 2021*
10.47	Form of Securities Purchase Agreement dated February 11, 2021 between the Company and Streeterville Capital, LLC *
10.48	Form of Convertible Note issued to Streeterville Capital, LLC dated February 11, 2021*
10.49	Form of Amendment to Convertible Promissory Note dated February 21, 2021 between the Company and Streeterville Capital, LLC (24)
10.50	Form of Subscription Agreement between Greenpro Resources Limited and Innovest Energy Fund dated February 11, 2021. (23)
10.51	Form of Additional 8% Acquisition of First Bullion Holdings Inc. dated February 17, 2021 (25)
14.1	Code of Ethics (17)
21.1	List of Subsidiaries (17)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer (17)
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer (17)
32.1	Section 1350 Certification of principal executive officer (17)
32.2	Section 1350 Certification of principal financial officer and principal accounting officer (17)
99.1	Charter of the Audit Committee (17)
99.2	Audit Committee Pre-Approval Procedures (17)
99.3	Charter of the Compensation Committee (17)
99.4	Charter of the Corporate Governance and Nominating Committee (17)

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

(17) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020.

(18) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2020.

(19) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2020.

(20) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2020.

(21) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2020.

(22) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2020.

(23) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021.

(24) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2021.

(25) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2021.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenpro Capital Corp.

Date: March 29, 2021	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee Chong Kuang	President and Chief Executive Officer	March 29, 2021
Lee Chong Kuang	(Principal Executive Officer)

/s/ Loke Che Chan Gilbert	Chairman, Chief Financial Officer	March 29, 2021
Loke Che Chan Gilbert	(Principal Financial and Accounting Officer)

/s/ Chuchottaworn Srirat	Director	March 29, 2021
Chuchottaworn Srirat

/s/ Louis Ramesh Ruben	Director	March 29, 2021
Louis Ramesh Ruben

/s/ Glendening Brent Lewis	Director	March 29, 2021
Glendening Brent Lewis

/s/ Bringuier Christophe Philippe Roland	Director	March 29, 2021
Bringuier Christophe Philippe Roland

GREENPRO CAPITAL CORP. Consolidated Financial Statements For the Years Ended December 31, 2020 and 2019 (With Report of Independent Registered Public Accounting Firm)

GREENPRO CAPITAL CORP.

Report of Independent Registered Public Accounting Firm

To:	The Board of Directors and Stockholders of
Greenpro Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Greenpro Capital Corp. and subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year in period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The Critical Audit Matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible Promissory Notes

The Company has significant amount of outstanding convertible promissory notes. As disclosed in Note 11 to the consolidated financial statements, the Company issued three unsecured convertible promissory notes a total principal amount of $1,790,000 with an initial issuance discount of $190,000. As part of debt issuance, the Company also incurred brokers’ fees of $130,000, recorded as a debt issuance cost. The notes bear the face interest rate of 10% and have contractual maturity of 18 months since the issuance. The Company assessed the notes agreements for embedded derivatives, and recorded beneficial conversion feature of $995,500, derivative liability related to put options of $474,500, and accretion interest expense of $832,200 for the amounts in excess of the debt proceeds.

We identified the valuation of and the accounting treatment for convertible note as key audit matters because both are complex areas. The separation of the debt element from the embedded derivatives element of a convertible note as well as the fair value valuation of the embedded derivatives can involve a significant degree of judgment and is subject to an inherent risk of error. In addition, the audit effort involved specialized skill and knowledge to assist in evaluating the accounting treatment for convertible debts and embedded derivatives.

Our audit procedures in this area included the following, among others:

(a)	Inspected Board minutes and other appropriate documentation of authorization to assess whether the transactions were appropriately authorized.
(b)	Verified amounts, interest rate and maturity date to the supporting documentation and debt agreement; and examined terms and conditions of the note.
(c)	Reviewed the analysis carried out by the management on bifurcation of the convertible debt into debt, beneficial conversion feature, and embedded derivatives.
(d)	Considering the adequacy of the disclosures in the financial statements in relation to convertible notes.

Valuation of financial derivatives instruments

The Company has certain derivatives that are bifurcated from convertible promissory notes. As disclosed in Note 9 to the consolidated financial statements, the Company issued three unsecured convertible promissory notes with certain Investors’ early redemption options that are considered derivative liabilities. The Company used Trinomial Option Pricing Model to estimate the fair value of the derivative liability. The derivative liability was classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation model. The fair value of the derivative liability was estimated to be $1,306,700 at Inception and $1,109,800 at December 31, 2020.

We identified the valuation of the fair value measurement of these derivatives instruments requires significant judgements as the contracts are not traded on public exchange and requires the Company to estimate their fair values. The fair values of these option contracts are determined by the Company’s engaged specialist using option pricing models with inputs about share price, strike price, risk-free interest rates, term to expiration, and volatility. As such, the Company has categorized these option contracts as Level 3 fair value measures.

Our audit procedures in this area included the following, among others:

(a)	Obtained an understanding the Company’s specialist process to calculate the fair value of options.
(b)	Evaluated and tested significant inputs used by the Company’s specialist in determining the fair value option pricing for derivatives.
(c)	Examined the mathematical accuracy of calculations, evaluated the valuation technique applied and approach used and evaluated the assumptions used to calculate the fair value of derivatives.
(d)	Compared the Company’s engaged specialist option contract valuations to auditor’s option pricing model valuations.
(e)	Considering the adequacy of the disclosures in the financial statements in relation to fair value measurements and derivative liabilities.

Investments and Impairment Valuation

The Company has significant investments as they represented approximately 49% of total assets. As disclosed in Note 6 to the consolidated financial statements, the Company had equity securities investments in privately held companies without readily determinable market values. The Company adopted the guidance of ASC 321, Investments - Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of same issuer (the “Measurement Alternative”). The Company made qualitative assessments to evaluate whether the investments are impaired and concluded that the investments are not impaired.

We identified the impairment valuation of investments as a key audit matter due to the significance of the balance to the financial statements as a whole. These investments require significant judgements as they are private entities that are not traded on public exchange and requires the Company to assess if there is any changes in circumstances that indicate that the carrying amount of an investment may require impairment. There were significant judgments made by management to identify indicators of impairment and estimating the fair value of the investments which led to a high degree of auditor judgment, subjectivity and effort in evaluating management’s estimation of the fair value of the investment including management’s assessment of the equity investment financial condition, operating performance, prospects and other company-specific information.

Our audit procedures in this area included the following, among others:

(a)	Inspecting Board minutes and other appropriate documentation of authorization to assess whether the transactions were appropriately authorized.
(b)	Inquired management to obtain an understanding of the Company management’s process in evaluating its convertible debt issuance decisions, impairment assessments, and fair value assessments.
(c)	Evaluated the Company’s assessment of impairment by reviewing financial condition, operating performance, prospects, business plans, appraisal reports, or other company-specific information of the investees.
(d)	Considering the adequacy of the disclosures in the financial statements in relation to investments.

/s/ JLKZ CPA LLP

We have served as the Company’s auditor since July 2020.

JLKZ CPA LLP

Flushing, New York

March 29, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Greenpro Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Greenpro Capital Corp. and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017. In 2020 we became the predecessor auditor.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 30, 2020

GREENPRO CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

	December 31, 2020	December 31, 2019

ASSETS
Current assets
Cash and cash equivalents (including $172,962 and $163,813 of restricted cash as of December 31, 2020 and 2019, respectively)	$1,086,753	$1,256,739
Accounts receivable, net of allowance of $24,084 and $46,624 as of December 31, 2020 and 2019, respectively (including $152,475 and $0 of net accounts receivable from related parties as of December 31, 2020 and 2019, respectively)	191,490	221,529
Prepaids and other current assets	190,304	184,533
Due from related parties	62,320	61,623
Deferred costs of revenue	81,246	73,821
Total current assets	1,612,113	1,798,245

Property and equipment, net	2,881,090	2,831,109
Real Estate investments:
Real estate held for sale	2,218,273	2,396,238
Real estate held for investment, net	776,080	796,059
Intangible assets, net	3,364	91,012
Goodwill	319,726	319,726
Other investments (including $6,829,660 and $53,363 of investments in related parties as of December 31, 2020 and 2019, respectively)	6,829,660	145,140
Operating lease right-of-use assets, net	85,133	506,924
Other non-current assets	70,447	-
TOTAL ASSETS	$14,795,886	$8,884,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$702,726	$757,813
Current portion of loans secured by real estate	158,612	531,488
Convertible notes payable, net	142,473	-
Due to related parties	1,108,641	1,009,760
Income tax payable	-	27,598
Current portion of operating lease liabilities	86,975	318,914
Deferred revenue (including $558,600 and $140,000 from related parties as of December 31, 2020 and 2019, respectively)	1,634,075	1,202,153
Derivative liabilities	1,189,786	28,545
Total current liabilities	5,023,288	3,876,271

Long term portion of loans secured by real estate	1,376,996	1,461,563
Operating lease liabilities, net of current portion	-	192,778
Total liabilities	6,400,284	5,530,612

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 61,764,562 and 54,723,889 shares issued and outstanding as of December 31, 2020 and 2019, respectively	6,178	5,473
Additional paid in capital	25,135,738	16,417,481
Accumulated other comprehensive loss	(26,863)	(95,169)
Accumulated deficit	(16,922,452)	(13,160,629)
Total Greenpro Capital Corp. common stockholders’ equity	8,192,601	3,167,156
Noncontrolling interests in consolidated subsidiaries	203,001	186,685

Total stockholders’ equity	8,395,602	3,353,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,795,886	$8,884,453

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

	Year ended December 31,
	2020	2019

REVENUES:
Service revenue (including $250,246 and $1,977,186 of service revenue from related parties for the years ended December 31, 2020 and 2019, respectively)	$1,876,954	$4,201,601
Sale of real estate properties	253,729	189,522
Rental revenue	124,128	93,699
Total revenues	2,254,811	4,484,822

COST OF REVENUES:
Cost of service revenue (including $2,514 and $300,561 of cost of service to related parties for the years ended December 31, 2020 and 2019, respectively)	338,683	1,191,301
Cost of real estate properties sold	210,616	137,205
Cost of rental revenue	50,114	48,281
Total cost of revenues	599,413	1,376,787

GROSS PROFIT	1,655,398	3,108,035

OPERATING EXPENSES:
General and administrative (including $12,483 and $186,026 of general and administrative expense to related parties for the years ended December 31, 2020 and 2019, respectively)	4,560,973	4,675,050
Impairment of other receivables	-	24,070
Total operating expenses	4,560,973	4,699,120

LOSS FROM OPERATIONS	(2,905,575)	(1,591,085)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	145,459	213,378
Other income (including $1,934 and $1,610 of other income from a related party for the years ended December 31, 2020 and 2019, respectively)	150,087	81,186
Interest income (including $0 and $8,188 of interest income from a related party for the years ended December 31, 2020 and 2019, respectively)	1,606	28,011
Interest expenses	(1,144,530)	(103,396)
Total other (expense) income	(847,378)	219,179

LOSS BEFORE INCOME TAX	(3,752,953)	(1,371,906)
Income tax benefit	-	22,428
NET LOSS	(3,752,953)	(1,349,478)
Net (income) loss attributable to noncontrolling interest	(8,870)	4,929

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS OF GREENPRO CAPITAL CORP.	(3,761,823)	(1,344,549)
Other comprehensive income (loss):
- Foreign currency translation income (loss)	68,306	(28,892)
COMPREHENSIVE LOSS	$(3,693,517)	$(1,373,441)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.07)	$(0.02)

WEIGHTED-AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	57,357,398	54,723,842

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

				Accumulated
	Common Stock		Additional	Other		Non-	Total
	Number		Paid-in	Comprehensive	Accumulated	Controlling	Stockholders’
	of shares	Amount	Capital	(Loss) Income	Deficit	Interest	Equity
Balance as of December 31, 2018	54,715,287	5,472	16,376,192	(66,277)	(11,816,080)	230,123	4,729,430
Fair value of shares issued for acquisition	8,602	1	41,289	-	-	-	41,290
Disposal of noncontrolling interest	-	-	-	-	-	(38,509)	(38,509)
Foreign currency translation	-	-	-	(28,892)	-	-	(28,892)
Net loss for the year	-	-	-	-	(1,344,549)	(4,929)	(1,349,478)
Balance as of December 31, 2019	54,723,889	$5,473	$16,417,481	$(95,169)	$(13,160,629)	$186,685	$3,353,841
Fair value of shares issued for marketing expenses	235,000	24	348,376	-	-	-	348,400
Fair value of shares issued for a consulting expense	300,000	30	372,120	-	-	-	372,150
Fair value of shares issued for other investments	5,845,218	585	6,160,527	-	-	-	6,161,112
Fair value of shares issued for a stock option	250,000	25	364,475	-	-	-	364,500
Common Stock sold in private placements	410,455	41	477,259	-	-	-	477,300
Derecognition of non-controlling interest due to deconsolidation	-	-	-	-	-	7,446	7,446
Foreign currency translation	-	-	-	68,306	-	-	68,306
Beneficial conversion feature related to convertible notes	-	-	995,500	-	-	-	995,500
Net loss for the year	-	-	-	-	(3,761,823)	8,870	(3,752,953)
Balance as of December 31, 2020	61,764,562	$6,178	$25,135,738	$(26,863)	$(16,922,452)	$203,001	$8,395,602

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

	Year ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(3,752,953)	$(1,349,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252,129	265,749
Amortization of right-of-use assets	263,126	303,529
Amortization of discount on convertible notes	15,122	-
Amortization of debt issuance costs	6,780	-
Interest expense associated with accretion of convertible notes	832,200	-
Interest expense associated with conversion of notes	120,571	-
Provision for bad debts	40,895	-
Impairment of note receivable-related party	-	24,070
Fair value of shares issued for marketing expenses	348,400	-
Fair value of shares issued for a consulting expense	372,150	-
Gain on disposal of other investment	(875)	-
Gain on sale of real estate held for sale	(43,113)	(52,317)
Loss on disposal of property and equipment	117	-
Loss on disposal of a subsidiary	125	-
Loss (gain) on deconsolidation of controlled subsidiaries	727	(35,986)
Change in fair value of derivative liabilities	(145,459)	(213,378)
Increase in cash surrender value on life insurance	(1,940)	(21,058)
Changes in operating assets and liabilities:
Accounts receivable	30,039	(28,290)
Prepaids and other current assets	18,441	130,904
Deferred costs of revenue	(7,425)	344,847
Accounts payable and accrued liabilities	(55,087)	157,000
Income tax payable	(27,598)	(45,997)
Operating lease liabilities	(266,052)	(298,761)
Deferred revenue	431,922	(614,205)
Net cash used in operating activities	(1,567,758)	(1,433,371)

Cash flows from investing activities:
Purchase of property and equipment	(3,008)	(5,613)
Purchase of intangible assets	-	(1,936)
Purchase of other investments	(248,056)	-
Acquisition of business, net of cash acquired	-	(60,187)
Proceeds from real estate held for sale	137,375	189,522
Proceeds from sale of property and equipment	100	-
Proceeds from redemption of life insurance policy	93,717	39,638
Disposal of subsidiaries, net of cash disposed	(25,015)	-
Net cash (used in) provided by investing activities	(44,887)	161,424

Cash flows from financing activities:
Principal payments of loans secured by real estate	(542,928)	(148,372)
Advances from related parties	98,363	145,012
Proceeds from loans secured by real estate	-	385,158
Proceeds from shares issued for cash, net	477,300	-
Proceeds from convertible promissory notes, net	1,470,000	-
Net cash provided by financing activities	1,502,735	381,798

Effect of exchange rate changes in cash and cash equivalents	(60,076)	(25,160)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(169,986)	(915,309)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	1,256,739	2,172,048

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$1,086,753	$1,256,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$31,581	$1,985
Cash paid for interest	$126,140	$104,284

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of shares issued for a stock option	$364,500	$-
Shares issued for other investments	$6,161,112	$-
Beneficial conversion feature associated with convertible notes payable	$995,500	-
Debt discount associated with convertible notes payable	$1,647,527	-
Derivative liability associated with convertible notes payable	$1,109,800	-
Fair value of shares issued for acquisition of business	$-	$41,290

See accompanying notes.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2020, the Company incurred a net loss of $3,752,953 and used cash in operating activities of $1,567,758 and at December 31, 2020, the Company had a working capital deficiency of $3,411,175. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the year ended December 31, 2021.

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

At December 31, 2020 and 2019, cash included funds held by employees of $10,911 and $33,096, respectively and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms which the Company had not set up corporate accounts for (WeChat Pay and Alipay).

	December 31, 2020	December 31, 2019
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$147,371	$337,960
Denominated in Hong Kong Dollars	623,652	393,062
Denominated in Chinese Renminbi	270,014	494,870
Denominated in Malaysian Ringgit	45,716	30,847
Cash, cash equivalents, and restricted cash	$1,086,753	$1,256,739

Accounts Receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make an adjustment to the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

	As of December 31, 2020	As of December 31, 2019
Accounts receivable, gross	$215,574	$268,153
Less: Allowance for doubtful accounts	(24,084)	(46,624)
Accounts receivable, net	$191,490	$221,529

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

Office leaseholds represents three adjoining office units used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a land lease with a term of 27 years and is being amortized over the remaining lease term. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense, classified as operating expenses, was $120,190 and $118,951 for the years ended December 31, 2020 and 2019, respectively.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2020 and 2019, the Company determined there were no indicators of impairment of its property and equipment.

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

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed (none as of December 31, 2020), and projected margin on future unit sales. The Company pays close attention to discern if the real estate held for sale is moving at a slower than expected pace or where margins are trending downward. For the years ended December 31, 2020 and 2019, the Company determined there were no indicators of impairment of its real estate held for sale.

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

Depreciation and amortization expense, classified as cost of rental, was $32,072 and $32,419 for the years ended December 31, 2020 and 2019, respectively.

Management assesses the carrying value of real estate held for investment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2020 and 2019, the Company determined there were no indicators of impairment of its real estate held for investment.

Intangible assets, net

Amortizable identifiable intangible assets are stated at cost less accumulated amortization and represent customer lists and an insurance agency license acquired in business combinations, and certain trademarks registered in Hong Kong, the PRC, and Malaysia.

Amortization is calculated on the straight-line basis over the following estimated useful lives:

Categories	Estimated useful life
Customer lists	5 years
Insurance agency license	2 years
Trademarks	10 years

Amortization expense for the years ended December 31, 2020 and 2019 was $87,665 and $95,136, respectively.

The Company follows ASC 360 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the years ended December 31, 2020 and 2019, the Company determined there were no indicators of impairment of intangible assets (see Note 7).

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform an annual impairment testing for its reporting units on December 31, of each fiscal year. For the years ended December 31, 2020 and 2019, the Company determined there were no indicators of impairment of goodwill (see Note 7).

Impairment of long-lived assets

Long-lived assets primarily include real estate held for investment, property and equipment and intangible assets. In accordance with the provision of ASC 360, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As of December 31, 2020 and 2019, the Company determined there were no indicators of impairment of its real estate held for investment and its property and equipment.

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. At December 31, 2020, the Company had nine investments in equity securities without readily determinable fair values of related parties valued at $6,829,660, and nine investments in equity securities without readily determinable fair values of related parties had been fully impaired with carrying value of $nil. At December 31, 2019, the Company had two investments in equity securities without readily determinable fair values of related parties valued at $53,363, and ten investments in equity securities without readily determinable fair values of relates parties had been fully impaired with carrying value of $nil (see Note 6).

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the initial recognition of operating lease right-of-use assets of $582,647, lease liabilities for operating leases of $582,647, and a zero cumulative-effect adjustment to accumulated deficit (see Note 8).

Debt discount

During the year ended December 31, 2020, the Company incurred $190,000 of debt discount related to the issuance of convertible promissory notes, as described in Note 11. The discount was amortized over the life of the convertible promissory notes and the Company recognized $15,122 of related amortization expense for the year ended December 31, 2020.

Debt issuance costs

During the year ended December 31, 2020, the Company incurred direct costs associated with the issuance of convertible promissory notes, as described in Note 11, and recorded $130,000 of debt issuance costs as a discount to the convertible promissory notes and amortized over the life of the convertible promissory notes. The Company recognized approximately $6,780 of related amortization expense for the year ended December 31, 2020.

Derivative financial instruments

Derivative financial instruments consist of financial instruments that contain a notional amount and one or more underlying variables such as interest rate, security price, variable conversion rate or other variables, require no initial net investment and permit net settlement. The derivative financial instruments may be free-standing or embedded in other financial instruments. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company follows the provision of ASC 815, Derivatives and Hedging for derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. At each reporting date, the Company reviews its convertible securities to determine that their classification is appropriate.

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

Net loss per share

Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding Common Stock equivalents. At December 31, 2020 and 2019, the only outstanding Common Stock equivalents were warrants for 53,556 potentially dilutive shares outstanding that have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore basic and diluted net loss per share were the same.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the years ended December 31,
	2020	2019
Period-end MYR : US$1 exchange rate	4.02	4.09
Period-average MYR : US$1 exchange rate	4.20	4.14
Period-end RMB : US$1 exchange rate	6.53	6.96
Period-average RMB : US$1 exchange rate	6.90	6.90
Period-end HK$ : US$1 exchange rate	7.75	7.79
Period-average HK$ : US$1 exchange rate	7.76	7.81
Period-end AU$ : US$1 exchange rate	1.30	1.42
Period-average AU$: US$1 exchange rate	1.45	1.43

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

As of December 31, 2020 and 2019, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of derivative liabilities of $1,189,786 and $28,545, respectively (see Note 9). The following table sets forth a summary of the changes in the estimated fair value of our derivative during the years ended December 31, 2020 and 2019:

	Year ended December 31, 2020	Year ended December 31, 2019
Fair value at beginning of period	$28,545	$241,923
Derivative liability associated with convertible promissory notes issued during the period	1,306,700	-
Net change in the fair value of derivative liability associated with warrants	51,441	(213,378)
Net change in the fair value of derivative liability associated with convertible promissory notes	(196,900)	-
Fair value at end of period	$1,189,786	$28,545

Concentrations of risks

For the year ended December 31, 2020, three customers accounted for 30% (16%, 11% and 3%, respectively) of revenue and three customers accounted for 82% (74%, 5% and 3%, respectively) of accounts receivable at year-end.

For the year ended December 31, 2019, three customers accounted for 30% (16%, 7% and 7%, respectively) of revenue and three customers accounted for 58% (32%, 22% and 4%, respectively) of accounts receivable at year-end.

For the year ended December 31, 2020, no vendor accounted for 10% or more of the Company’s cost of revenues and three vendors accounted for 62% (27%, 21% and 14%, respectively) of accounts payable at year-end.

For the year ended December 31, 2019, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at year-end.

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

Recent accounting pronouncements

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging – Contracts in Equity’s Own Equity (Subtopic 815-40)” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the potential on its financial statements.

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets. Generally, the Company’s sales of its real estate properties are considered a sale of a nonfinancial asset. Under ASC 610-20, the Company derecognizes the asset and recognizes a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. During the years ended December 31, 2020 and 2019, the Company recognized revenue from the sale of one unit, of commercial property held for sale, respectively.

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

The following tables provide information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Year ended December 31,
	2020	2019
Revenue by service lines:
Corporate advisory – Non-Listing services	$1,521,279	$2,169,553
Corporate advisory – Listing services	355,675	2,032,048
Sales of real estate held for sale	253,729	189,522
Rental of real estate properties	124,128	93,699
Total revenue	$2,254,811	$4,484,822

	Year ended December 31,
	2020	2019
Revenue by geographic area:
Hong Kong	$1,567,943	$3,363,067
Malaysia	502,338	514,165
China	184,530	607,590
Total revenue	$2,254,811	$4,484,822

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

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Deferred revenue and deferred costs of revenue at December 31, 2020 and 2019 are classified as current assets or current liabilities and totaled:

	As of December 31, 2020	As of December 31, 2019
Deferred revenue	$1,634,075	$1,202,153
Deferred costs of revenue	$81,246	$73,821

Changes in deferred revenue were as follows at December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Deferred revenue, beginning of period	$1,202,153	$1,816,358
New contract liabilities	787,597	1,417,843
Performance obligations satisfied	(355,675)	(2,032,048)
Deferred revenue, end of period	$1,634,075	$1,202,153

NOTE 3 - PROPERTY AND EQUIPMENT, NET

	As of	As of
	December 31, 2020	December 31, 2019

Office leasehold	$3,183,749	$2,985,125
Furniture and fixtures	53,122	52,196
Office equipment	54,524	53,164
Leasehold improvement	63,696	69,964
	3,355,091	3,160,449
Less: Accumulated depreciation and amortization	(474,001)	(329,340)
Total	$2,881,090	$2,831,109

Office leasehold represents three adjoining office units used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a 50-year land lease with a remaining term of 24 years and is being amortized over the remaining lease term. Depreciation and amortization expense, classified as operating expenses, were $120,190 and $118,951 for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020, the Company’s office leasehold was pledged to banks as security collateral for a loan of $964,985 (see Note 10).

NOTE 4 - REAL ESTATE HELD FOR SALE

At December 31, 2020 and 2019, real estate held for sale was valued $2,218,273 and $2,396,238, respectively. Real estate held for sale represents multiple units in a building located in Hong Kong. During the year ended December 31, 2020, the Company sold one unit for $253,729, with a cost of $188,840 and other costs of sale of $21,776. During the year ended December 31, 2019, the Company sold one unit for $189,522, with a cost of $120,965 and other costs of sale of $16,240. The property was developed for resale on a “unit by unit” basis and is stated at the lower of cost or estimated fair value, less estimated costs to sell. Real estate held for sale represents properties for which a committed plan to sell exists and an active program to market such properties has been initiated.

NOTE 5 - REAL ESTATE HELD FOR INVESTMENT, NET

	As of	As of
	December 31, 2020	December 31, 2019

Office leasehold	$854,253	$840,011
Furniture and fixtures	56,608	55,664
Office equipment	18,096	17,794
Leasehold improvement	77,604	76,310
	1,006,561	989,779
Less: Accumulated depreciation and amortization	(230,481)	(193,720)
Total	$776,080	$796,059

Real estate held for investment represents three office units located in two commercial buildings in Malaysia. Two adjoining offices in one building are rented to an unrelated tenant, and one office in another building is used by the Company. Depreciation and amortization expense, included in cost of rental revenue, was $32,072 and $32,419 for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, the Company’s real estate held for investment was pledged to banks as security collateral for three loans aggregating $570,623 (see Note 10).

NOTE 6 - OTHER INVESTMENTS

	As of	As of
	December 31, 2020	December 31, 2019
(A) Investment in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$51,613	$51,613
(2) Other related parties	6,413,547	1,750
(B) Stock option (a related party)	364,500	-
(C) Cash surrender value of life insurance, net of policy loan	-	91,777
Total	$6,829,660	$145,140

(A)	Investment in equity securities without readily determinable fair values of affiliates (related parties):

Equity securities without readily determinable fair values are investments in privately held companies without readily determinable market values. The Company adopted the guidance of ASC 321, Investments - Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of same issuer (the “Measurement Alternative”). The fair value of equity securities without readily determinable fair values that have been remeasured due to impairment are classified within Level 3. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired. During the year ended December 31, 2020, the Company did not recognize any fair value adjustments for equity securities without readily determinable fair values.

In addition, the Company held equity securities without readily determinable fair values that were recorded at cost. For these cost method investments, we recorded as other investments in our condensed consolidated balance sheets. We reviewed all of our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally used discounted cash flow analyses to that the fair values of our cost method investments approximated or exceeded their carrying values as of December 31, 2020. Our cost method investments had a carrying value of $6,465,160 as of December 31, 2020.

At December 31, 2020 and 2019, the carrying values of equity securities without readily determinable fair values are as follows:

	As of	As of
	December 31, 2020	December 31, 2019

Original cost	$6,839,389	$430,527
Unrealized gains (losses)	-	-
Provision for impairment or decline in value	(374,229)	(377,164)
Equity securities without readily determinable fair values, net	$6,465,160	$53,363

(1)	Greenpro Trust Limited (a related party)

At December 31, 2020 and 2019, the Company had an approximately 11% interest in Greenpro Trust Limited with an investment value of $51,613 which was recorded at cost, approximates fair value. Greenpro Trust Limited (“GTL”) is a company incorporated in Hong Kong and Messrs. Lee Chong Kuang and Loke Che Chan Gilbert are common directors of GTL and the Company.

(2)	Other related parties

(a)	(i)	Millennium Sapphire

On May 27, 2020, the Company entered into a purchase and sale agreement with Mr. Daniel McKinney (“Mr. McKinney”), a sole owner of a 12.3-kilogram carved natural blue sapphire (the “Millennium Sapphire”), pursuant to which the Company agreed to acquire a 4% interest in the Millennium Sapphire from Mr. McKinney, and Mr. McKinney agreed to sell the 4% interest in the Millennium Sapphire to the Company. As consideration thereto, on June 15, 2020, the Company issued an aggregate of 4,444,444 restricted shares of its Common Stock, including 2,000,000 restricted shares of Common Stock to Mr. McKinney and 2,444,444 restricted shares to his designees. The aggregate of 4,444,444 restricted shares of Common Stock issued by the Company, representing an aggregate purchase price of $4,000,000 (approximately $0.90 per share) based on the 4% interest of an appraised value of the Millennium Sapphire of $100,000,000 by an independent appraiser, Mr. Pascal Butel on March 9, 2020. The investment was recognized at historical cost of $4,000,000 under other investments. This 4% interest in the Millennium Sapphire was sold to Millennium Fine Art Inc. (“MFAI”) on June 29, 2020.

(a)	(ii)	Millennium Fine Art Inc.

On June 29, 2020, the Company entered into a purchase and sale agreement with the Company’s subsidiary, Millennium Fine Art Inc. (“MFAI”), pursuant to which the Company agreed to sell its 4% ownership interest in the Millennium Sapphire to MFAI and MFAI agreed to acquire the 4% ownership of the Millennium Sapphire from the Company. As consideration thereto, on July 1, 2020, MFAI issued 2,000,000 restricted shares of its Class B common stock to the Company valued at $5,000,000 ($5 per share), in which 1,000,000 shares were retained by the Company and the other 1,000,000 shares were reserved as a dividend to the shareholders of the Company. The Company expects to distribute these 1,000,000 shares to its shareholders in 2021. A gain on disposal of $1,000,000 was recorded at the Company level but was eliminated upon consolidation.

On July 1, 2020, MFAI issued 19,200,000 restricted shares of its Class A common stock to the majority owner of the Millennium Sapphire, Mr. McKinney valued at $96,000,000 ($5 per share) to acquire the remaining 96% interest in the Millennium Sapphire. MFAI is an investment company and has a 100% interest in the Millennium Sapphire. Upon completion of the transactions, MFAI was no longer a subsidiary of the Company.

As of December 31, 2020, the Company owns 2,000,000 shares of Class B common stock of MFAI recognized at historical cost of $4,000,000 under other investments, in which 1,000,000 shares were retained by the Company, representing approximately 5% of the issued and outstanding shares of MFAI and approximately 1% of total voting rights of MFAI. The other 1,000,000 shares were reserved as a dividend to the shareholders of the Company and the Company expects to distribute these 1,000,000 shares to its shareholders in 2021.

(b)	Ata Plus Sdn. Bhd.

On July 8, 2020, Greenpro Venture Capital Limited, a subsidiary of the Company (“GVCL”) entered into an acquisition agreement with all of eight shareholders of Ata Plus Sdn. Bhd. and Ata Plus Sdn. Bhd., a company incorporated in Malaysia and a Recognized Market Operator (RMO) by the Securities Commission of Malaysia (“APSB”). Pursuant to the agreement, GVCL agreed to acquire 15% of the issued and outstanding share of APSB for a purchase price of $749,992. The purchase price was paid by the Company issuing to all shareholders of APSB approximately 457,312 restricted shares of the Company’s Common Stock, which was based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement, $1.64 per share, on November 18, 2020. The investment was recognized at historical cost of $749,992 under other investments.

(c)	Global Leaders Corporation

On August 30, 2020, Greenpro Venture Capital Limited, a subsidiary of the Company (“GVCL”) entered into a subscription agreement with Global Leaders Corporation, a Nevada corporation and its principal activities are providing training and consulting services to corporate clients in Hong Kong and China (“GLC”). Pursuant to the agreement, GVCL acquired 9,000,000 shares of common stock of GLC at a price of $900 or $0.0001 per share. The investment was recognized at historical cost of $900 under other investments.

(d)	First Bullion Holdings Inc.

On October 19, 2020, the Company entered into a stock purchase and option agreement with Mr. Tang Ka Siu Johnny (“Mr. Tang”) and First Bullion Holdings Inc., a British Virgin Islands company (“FBHI”). Pursuant to the agreement, the Company agreed to acquire 10% of the issued and outstanding shares of FBHI for a purchase price of $1,000,000 by issuing approximately 685,871 restricted shares of the Company’s Common Stock to Mr. Tang, which was based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement, $1.458 per share. On December 11, 2020, the Company issued 685,871 shares of its Common Stock to two designees of Mr. Tang at $1.458 per share. FBHI is in the business of banking, payment gateway, credit cards, debit cards, money lending, crypto trading and securities token offerings, with corporate offices in the Philippines and Hong Kong. The investment was recognized at historical cost of $1,000,000 under other investments.

Mr. Tang and FBHI also granted to the Company an option for 180 days following the date of the agreement to purchase an additional 8% of the issued and outstanding shares of FBHI (“Shares Purchase”), at an agreed valuation of FBHI equal to $20,000,000 (see (B) Stock option).

(e)	New Business Media Sdn. Bhd.

On November 1, 2020, the Company entered into an acquisition agreement with Ms. Lee Yuet Lye and Mr. Chia Min Kiat, shareholders of New Business Media Sdn. Bhd. New Business Media Sdn. Bhd., a Malaysian company involved in operating a Chinese media portal, which provides digital news services focusing on Asian capital markets (“NBMSB”). Pursuant to the agreement, Ms. Lee and Mr. Chia agreed to sell to the Company an 18% equity interest in NBMSB in consideration of a new issuance of 257,591 restricted shares of the Company’s Common Stock, valued at $411,120, $1.596 per share. The consideration was derived from an agreed valuation of NBMSB of $2,284,000, based on its assets including customers, fixed assets, cash and cash equivalents, liabilities as of November 1, 2020. The Company issued 257,591 shares of its Common Stock to Ms. Lee and Mr. Chia at a consideration of $411,120, $1.596 per share on November 30, 2020. The investment was recognized at historical cost of $411,120 under other investments.

(f)	Adventure Air Race Company Limited

On December 21, 2020, Greenpro Venture Capital Limited, a subsidiary of the Company (“GVCL”) entered into a subscription agreement with Adventure Air Race Company Limited, a company incorporated in Nevada and is principally engaged in promoting and managing an air race series (“AARC”). Pursuant to the agreement, GVCL acquired 2,000,000 shares of common stock of AARC at a price of $200 or $0.0001 per share.

On December 22, 2020, GVCL entered another subscription agreement with AARC to acquire additional 996,740 shares of common stock of AARC at a price of $249,185 or $0.25 per share.

The aggregated investments were recognized at historical cost of $249,385 under other investments.

(g)	Pentaip Technology Inc.

On December 29, 2020, Greenpro Venture Capital Limited, a subsidiary of the Company (“GVCL”) entered into a subscription agreement with Pentaip Technology Inc., a Nevada corporation and it uses artificial intelligence (AI) to provide investors and traders with financial data (“PTI”). Pursuant to the agreement, GVCL acquired 4,000,000 shares of common stock of PTI at a price of $400 or $0.0001 per share. The investment was recognized at historical cost of $400 under other investments.

(B)	Stock option (a related party):

Pursuant to the stock purchase and option agreement of October 19, 2020, Mr. Tang Ka Siu Johnny (“Mr. Tang”) and First Bullion Holdings Inc. (“FBHI”) also granted to the Company an option for 180 days following the date of the agreement to purchase an additional 8% of the issued and outstanding shares of FBHI (“Shares Purchase”), at an agreed valuation of FBHI equal to $20,000,000. In consideration of acquisition of the option, the Company agreed to issue 250,000 restricted shares of the Company’s Common Stock to Mr. Tang, which shall constitute partial payment for the Shares Purchase should the Company elect to exercise the option. The Company’s exit strategies for many of its unlisted emerging market equity investments include long positions in option contracts, many of which are not considered derivative instruments under Subtopic 815-10 Derivatives and Hedging - Overall, because they general fail its net settlement criteria. As such, the option is not considered derivative instrument and the Company measures the option initially recognized at cost and subsequently measured at cost, less any other than temporary impairment by analogy to Subtopic 325-20. As these options are subsequently measured at cost, less impairment increases in their fair values are not recognized in the financial statements until they are exercised.

Pursuant to the agreement, the purchase price of the option shall be based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of exercise of the option. On December 11, 2020, the Company issued 250,000 shares of its Common Stock to two designees of Mr. Tang based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement, $1.458 per share. The option was recognized at historical cost of $364,500 under other investments.

(C)	Cash surrender value of life insurance, net of policy loan:

On October 28, 2020, the Company redeemed a life insurance policy with a receipt of net cash surrender value of $93,717.

Impairment of other investments

For the year ended December 31, 2020 and December 31, 2019, there was no impairment of other investments recorded.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets

	As of	As of
	December 31, 2020	December 31, 2019

Trademarks	$7,250	$7,217
Customer Lists	344,500	344,500
Insurance agency license	129,032	129,032
	480,782	480,749
Less: Accumulated amortization	(477,418)	(389,737)
Total	$3,364	$91,012

Intangible assets at December 31, 2020 totaled $480,782 and included $7,250 of trademarks acquired by Greenpro Resources (HK) Limited (“GRHK”) during the years of 2013 to 2018, $344,500 of customer lists from the acquisition of Ace Corporation Services Limited (“Ace”, renamed to Falcon Corporate Services Limited on August 26, 2016) in 2015, and $129,032 of an insurance agency license from the acquisition of Sparkle Insurance Brokers Limited (“Sparkle”, renamed to Greenpro Sparkle Insurance Brokers Limited on April 4, 2019) on January 2, 2019, respectively.

At December 31, 2020, the customer lists from Ace and the insurance agency license from Sparkle had been fully amortized. The Company’s management conducted its annual impairment test and concluded it is more likely than not that the estimated fair value of the trademarks of GRHK was more than their carrying amount, and no impairment loss was indicated or recorded.

Amortization expense for intangible assets for the years ended December 31, 2020 and 2019 was $87,665 and $95,136, respectively.

Amortization for each year following December 31, 2020 are as follows:

Year ending December 31:
2021	$725
2022	725
2023 and thereafter	1,914
Total	$3,364

Goodwill

At December 31, 2020 and 2019, goodwill totaled $319,726 and was recorded from the Company’s acquisition of Ace in 2015.

Goodwill is not amortized but tested for impairment annually.

At December 31, 2020, the Company’s management conducted its annual impairment test and concluded it is more likely than not that the estimated fair value of Ace was more than its carrying value, and no impairment of goodwill was indicated or recorded.

NOTE 8 - OPERATING LEASES

At December 31, 2020, the Company has two separate operating lease agreements for one office space in each of Malaysia and Hong Kong with remaining lease terms of 3 months and 4 months, respectively. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Year Ended December 31, 2020
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$273,561

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2020	$270,280
Weighted average remaining lease term – operating leases (in years)	0.33
Average discount rate – operating leases	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2020
Operating leases
Right-of-use assets	$85,133

Operating lease liabilities	$86,975

Maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,	Operating Leases
2021
Lease payments	$87,701
87,701
Less: Imputed interest	(726)
Present value of lease liabilities	$86,975

Lease expenses were $319,481 and $401,553 during the years ended December 31, 2020 and 2019, respectively.

NOTE 9 - DERIVATIVE LIABILITIES

	As of	As of
	December 31, 2020	December 31, 2019

Fair value of warrants	$79,986	$28,545
Fair value of options associated with convertible promissory notes	1,109,800	-
Total	$1,189,786	$28,545

Warrants

On June 12, 2018, warrants exercisable into 53,556 shares of the Company’s Common Stock were issued as placement agent fees related to the Company’s sale of Common Stock (see Note 13). The strike price of warrants issued by the Company is denominated in US dollars, a currency other than the Company’s functional currencies, the HK$, RMB, and MYR. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	December 31, 2020	December 31, 2019

Risk-free interest rate	$1.7%	$2.4%
Expected volatility	181%	173%
Expected life (in years)	2.4 years	3.4 years
Expected dividend yield	0.00%	0.00%
Fair Value of warrants	$79,986	$28,545

The risk-free interest rate is based on the yield available on U.S. Treasury securities. The Company estimates volatility based on the historical volatility if its Common Stock. The expected life of the warrants is based on the expiration date of the warrants. The expected dividend yield was based on the fact the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future. For the year ended December 31, 2020, the Company recognized a loss of $51,441 associated with the revaluation of above derivative liability.

Convertible debt early redemption options

On October 13, 2020, the Company issued three unsecured convertible promissory notes with certain Investors’ early redemption options, that are considered derivative liabilities (see Note 11).

The Company used Trinomial Option Pricing Model to estimate the fair value of the derivative liability. The derivative liability was classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation model. The fair value of the derivative liability was estimated to be $1,306,700 at October 13, 2020 and $1,109,800 at December 31, 2020.

The Company estimated the fair value of derivative liabilities using the following assumptions:

	October 13, 2020 (at inception)	December 31, 2020
Risk free rate	0.13%	0.11%
Fair value of underlying stock	$1.45	$2.05
Expected term (in years)	1.5	1.28
Stock price volatility	194.26%	206.17%
Expected dividend yield	0%	0%
Fair value of options	$1,306,700	$1,109,800

For the year ended December 31, 2020, the Company recognized a gain of $196,900 associated with the revaluation of above derivative liability.

NOTE 10 - LOANS SECURED BY REAL ESTATE

	As of	As of
	December 31, 2020	December 31, 2019

(A) Standard Chartered Saadiq Berhad, Malaysia	$328,731	$337,150

(B) United Overseas Bank (Malaysia) Berhad	241,892	236,706

(C) Bank of China Limited, Shenzhen, PRC	964,985	1,034,037

(D) Loan from non-banking lender, Hong Kong	-	385,158

	1,535,608	1,993,051
Less: current portion	(158,612)	(531,488)
Loans secured by real estate, net of current portion	$1,376,996	$1,461,563

(A)	In December 2013, the Company obtained a loan in the principal amount of MYR1,629,744 (approximately $405,157) from Standard Chartered Saadiq Berhad, a financial institution in Malaysia to finance the acquisition of leasehold office units at Sky Park @ One City, Selangor Darul Ehsan, Malaysia which bears interest at the base lending rate less 2.1% per annum with 300 monthly installments of MYR8,984 (approximately $2,233) each and will mature in November 2038. The mortgage loan is secured by (i) the first legal charge over the property, (ii) personally guaranteed by Mr. Lee Chong Kuang and Mr. Loke Che Chan Gilbert, the directors of the Company, and (iii) corporate guaranteed by a related company which is controlled by the directors of the Company.

(B)	In December 2013, the Company, through Mr. Lee Chong Kuang, the director of the Company, obtained a loan in the principal amount of MYR1,074,896 (approximately $267,221) from United Overseas Bank (Malaysia) Berhad, a financial institution in Malaysia to finance the acquisition of a leasehold office unit at Northpoint, Mid Valley City in Kuala Lumpur, Malaysia which bears interest at the base lending rate less 2.2% per annum with 360 monthly installments of MYR4,998 (approximately $1,243) each and will mature in November 2043. The mortgage loan is secured by the first legal charge over the property.

(C)	In December 2017, the Company obtained a loan in the principal amount of RMB9,000,000 (approximately $1,378,550) from Bank of China Limited, a financial institution in China to finance the acquisition of leasehold office units of approximately 5,000 square feet at the Di Wang Building (Shun Hing Square), Shenzhen, China. The loan bears interest at a 25% premium above the 5-year-or-above RMB base lending rate per annum with 120 monthly installments and will mature in December 2027. The current interest rate of the loan is 6.125% per annum. The monthly installment will be determined by the sum of (i) a 25% premium above the 5-year-or-above RMB base lending rate per annum on the 20th day of each month for the interest payment and (ii) RMB75,000 (approximately $11,488) for the fixed repayment of principal. The mortgage loan is secured by (i) the first legal charge over the property, (ii) a Restricted-Cash Fixed Deposit of RMB1,000,000 (approximately $153,172) of Greenpro Management Consultancy (Shenzhen) Limited, (iii) the accounts receivable of Greenpro Management Consultancy (Shenzhen) Limited, (iv) corporate guaranteed by Greenpro Financial Consulting Limited, (v) corporate guaranteed by a related company which is controlled by Mr. Loke Che Chan Gilbert and (vi) personally guaranteed by Ms. Chen Yanhong, the legal representative of Greenpro Management Consultancy (Shenzhen) Limited and a shareholder of the Company.

(D)	In November 2019, the Company borrowed HK$3,000,000 (approximately $386,917) from Fidelis Business Services Limited, a non-banking lender located in Hong Kong. The loan is secured by the Company’s real estate held for sale (see Note 4), bears an interest at 12% per annum, and is originally due for repayment on May 11, 2020. In May 2020, the Company extended the loan, and renewed the repayment due date to November 12, 2020. On October 29, 2020, the Company fully repaid the loan.

Principal maturities of the loans secured by real estate for the next five years and thereafter are as follows:

Year ending December 31,
2021	$158,612
2022	159,320
2023	160,051
2024	160,781
2025	161,569
Thereafter	735,275

Total	$1,535,608

NOTE 11 - CONVERTIBLE NOTES PAYABLE, NET

On October 13, 2020, the Company issued three unsecured convertible promissory notes to Streeterville Capital, LLC, FirstFire Global Opportunities Fund, LLC and Granite Global Value Investments Ltd. (collectively, the “Investors”), respectively. The notes were issued with combined principal amount of $1,790,000 and the initial issuance discount of $190,000. As part of debt issuance, the Company also incurred brokers’ fees of $130,000, recorded as a debt discount. The notes bear the face interest rate of 10% and have contractual maturity of 18 months since the issuance.

Investor Conversion and Early Redemption Options

At the Investors’ option, the notes can be converted in Company’s Common Stock at any time at the conversion price of $ 1 per share, subject to standard anti-dilution protection clauses (the lender’s conversion price).

The Investors have an option to redeem the notes prior to their contractual maturity (put option) but not before 6 months since the issuance date. If the put option is exercised, Investors’ monthly redemption amounts including principal and face interest are capped at $108,000. In case of early redemption, the Company has an option to settle its obligation in cash or, if certain conditions are met, in stock. Stock settlement is performed at the rate determined as the lesser of (i) the lender’s conversion price and (ii) 0.75 multiplied by the weighted average trading price of the Company’s Common Stock calculated for a specified period.

The Investors have an option to demand the repayment of debt upon default, as defined in the terms of the notes.

Issuer Early Redemption Option

The Company has an option to prepay the notes ahead of contractual maturity at 120% of notes principal value and accrued and unpaid face interest.

The Company assessed the Investors’ conversion option for the scope exception for contracts involving a reporting entity’s own equity. The Company concluded that the conversion option is indexed to Company’s own stock, is considered “conventional” and can be classified in Company’s stockholders’ equity. The conversion option was not separated from but presented as part of the debt instrument.

Investors’ conversion option was determined to be in the money at the commitment date. The non-detachable option was determined to be a beneficial conversion feature measured at the intrinsic value and recorded in Company’s additional paid-in capital. The intrinsic value was determined by calculating the initial effective conversion price. Effective conversion price was calculated as the ratio between the total proceeds allocated to the convertible instrument and the number of shares into which it is convertible. The proceeds allocated to the conversion instrument were impacted by the initial issuance discount. The number of shares issuable under the terms of the conversion option was 1,790,000. The overall amount of beneficial conversion feature recognized at issuance was $995,500.

The Company assessed Investors’ put option and Investors’ option to redeem the debt upon default using bifurcation guidance per ASC 815-15, Embedded Derivatives. The Company concluded that economic characteristics and risks of Investors’ put option are not considered clearly and closely related to debt host and that Investors’ put option should be separated from the host instrument. The Company noted that certain events triggering the default including fundamental transaction and non-compliance with listing requirements are not directly related to Company’s creditworthiness. Economic characteristics and risks of Investors’ put option triggered by the occurrence of such events are not considered clearly and closely related to the economic characteristics and risks of the host instrument.

Investors’ put option and the option to redeem the debt upon default triggered by events not directly linked to Company’s creditworthiness were separated from the debt instrument and presented as a “compound” derivative liability (see Note 9).

Estimated fair value of the derivative liability, intrinsic value of beneficial conversion feature and debt issuance cost equal $408,800 for two promissory notes and $489,100 for the other promissory note. Proceeds allocated to debt net of debt discount were $148,000 for the two promissory notes and $178,500 for the other note. The excess of estimated fair value of derivative liability and other debt discount over the debt proceeds was $832,200 (the excess). The excess was due to the terms of debt financing transactions and management effort to address Company’s liquidity issues. The Company recognized the excess as an upfront interest expense in the income statement. Net carrying value of promissory notes at issuance was $nil.

At October 13, 2020, net carrying value of the short-term convertible notes is as follows:

At Issuance October 13, 2020
Face value of convertible notes	$1,790,000
Initial discount	(190,000)
Discount related to debt issuance costs	(130,000)
Discount related to beneficial conversion feature	(995,500)
Discount related to put options	(474,500)
Net carrying value of convertible notes payable	$-

The Company amortized debt discount associated with the derivative liability using the straight-line method.

Amount of unamortized debt discount including initial issuance discount, transaction cost, beneficial conversion feature, and separated derivative liability was $1,790,000 at October 13, 2020 and $1,647,527 at December 31, 2020, respectively.

Summary of convertible debt’s interest expense is as follows:

Year Ended December 31, 2020
Coupon interest	$38,742
Amortization of discount on convertible notes	15,122
Amortization of debt issuance costs	6,780
Interest expense associated with conversion of notes	120,571
Interest expense associated with accretion of convertible notes payable	832,200
Total	$1,013,415

All convertible promissory notes were classified as short-term due to lender’s earlier redemption or put option.

At December 31, 2020, carrying value of the short-term convertible notes is as follows:

Year Ended December 31, 2020
Face value of convertible notes	$1,790,000
Initial discount	(174,878)
Discount related to debt issuance costs	(123,220)
Discount related to beneficial conversion feature	(943,584)
Discount related to put options	(405,845)
Debt discount amortized during the period	142,473
Accrued interest during the period	38,742
Carrying value of convertible notes payable	$181,215

Contractual maturities on the convertible debt and carrying value are as follows:

Year ending December 31,
2021	$-
2022	2,058,500
Total	$2,058,500
Less: Interest	(1,877,285)
Carrying value	$181,215

The Company determined the fair value of debt to be $3,669,500, approximately $3,700,000 at December 31, 2020. The level of the fair value hierarchy is Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation model.

Set forth below is a detailed content for each of the convertible promissory notes.

Convertible Note Financing with Streeterville Capital, LLC:

On October 13, 2020, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, an accredited investor (“Streeterville”), pursuant to which the Company issued and sold to Streeterville in a private placement an unsecured convertible promissory note in the original principal amount $670,000 (the “Original Principal Amount”), convertible into shares of Common Stock at a conversion price of $1.00 per share. The note carries an original issue discount of $60,000 (“OID”) and the Company agreed to pay $10,000 to Streeterville to cover Streeterville’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the agreement (the “Transaction Expense Amount”). The purchase price for the note shall be $600,000 (the “Purchase Price”), computed as follows: Original Principal Balance of $670,000, less the OID of $60,000 and the Transaction Expense Amount of $10,000. After the payment of $50,000 to cover a broker’s fee (“Broker Fee”), the Company received net proceeds of $550,000 on October 16, 2020.

The note may be prepaid by the Company in an amount equal to 120% of the outstanding balance of the note. The shares of Common Stock issuable upon conversion of the note is subject to full-ratchet anti-dilution protection. The note may be redeemed by Streeterville at any time after the six-month anniversary of the issuance date of the note subject to the maximum monthly redemption amount of $108,000, convertible into shares of Common Stock at a conversion price equal to the lesser of (i) $1.00 and (ii) 75% of the average of the lowest VWAP during the ten trading days immediately preceding the measurement date. Pursuant to the agreement, Streeterville was granted a “most favored nations” right.

Events of default (“Events of Default”) under the note include but are not limited to: (a) failure to pay any principal, interest, fees, charges, or any other amount when due; (b) failure to deliver any conversion shares in accordance with the terms of the note; (c) a receiver, trustee or other similar official shall be appointed over Company or a material part of its assets and such appointment shall remain uncontested for twenty (20) days or shall not be dismissed or discharged within sixty (60) days; (d) Company becomes insolvent; (e) Company makes a general assignment for the benefit of creditors; (f) Company files a petition for relief under any bankruptcy, insolvency or similar law (domestic or foreign); an involuntary bankruptcy proceeding is commenced or filed against Borrower; (g) Company defaults or otherwise fails to observe or perform any covenant, obligation, condition or agreement of Company in the note or in any other transaction document; (h) any representation, warranty or other statement made or furnished by or on behalf of Company is false, incorrect, incomplete or misleading in any material respect when made or furnished; (i) the occurrence of a Fundamental Transaction (as defined in the note) without Streeterville’s prior written consent; (j) Company fails to reserve a sufficient number of shares to issue upon conversion of the note; (k) Company effectuates a reverse split of its Common Stock without twenty trading days prior written notice to Streeterville; (l) any money judgment, writ or similar process is entered or filed against the Company or any subsidiary of the Company or any of its property or other assets for more than $100,000, and shall remain unvacated, unbonded or unstayed for a period of twenty calendar days unless otherwise consented to by Streeterville; (m) the Company fails to be DWAC eligible; (n) the Company fails to observe or perform any covenant set forth in Section 4 of the agreement; or (o) the Company, any affiliate of the Company, or any pledgor, trustor, or guarantor of the note breaches any covenant or other term or condition contained in any other financing or material agreements. In the case of an Event of Default, interest shall accrue under the note at the annual rate of 22%. Certain Major Defaults (as defined in the note) will result in an additional 15% of the Original Principal Amount of the note outstanding at such time being added to the total outstanding amount of such note. The number of shares of Common Stock that may be issued upon conversion of this note and the other notes disclosed herein shall not exceed the requirement of Nasdaq Listing Rule 5635(d).

Convertible Note Financing with FirstFire Global Opportunities Fund, LLC:

On October 13, 2020, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC, an accredited investor (“FirstFire”), pursuant to which the Company issued and sold to FirstFire in a private placement an unsecured convertible promissory note in the original principal amount $560,000 (the “Original Principal Amount”), convertible into shares of the Company’s Common Stock at a conversion price of $1.00 per share. The note carries an original issue discount of $50,000 (“OID”) and the agreed to pay $10,000 to FirstFire to cover FirstFire’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the agreement (the “Transaction Expense Amount”). The purchase price for the note shall be $500,000 (the “Purchase Price”), computed as follows: Original Principal Balance of $560,000, less the OID of $50,000 and the Transaction Expense Amount of $10,000. After the payment of $40,000 to cover a broker’s fee (“Broker Fee”), the Company received net proceeds of $460,000 on October 17, 2020. The note may be prepaid by the Company in an amount equal to 120% of the outstanding balance of the note. The shares of Common Stock issuable upon conversion of the note is subject to full-ratchet anti-dilution protection.

The note may be redeemed by FirstFire at any time after the six-month anniversary of the issuance date of the note subject to the maximum monthly redemption amount of $108,000, convertible into shares of Common Stock at a conversion price equal to the lesser of (i) $1.00 and (ii) 75% of the average of the lowest VWAP during the ten trading days immediately preceding the measurement date. Pursuant to the agreement, FirstFire was granted a “most favored nations” right.

Events of Default under the note include the same Events of Default listed above under the description of the Streeterville convertible note financing. In the case of an Event of Default, interest shall accrue under the note at the annual rate of 22%. Certain Major Defaults (as defined in the note) will result in an additional 15% of the Original Principal Amount of the note outstanding at such time being added to the total outstanding amount of such note. The number of shares of Common Stock that may be issued upon conversion of this note and the other notes disclosed herein shall not exceed the requirement of Nasdaq Listing Rule 5635(d).

Convertible Note Financing with Granite Global Value Investments Ltd.:

On October 13, 2020, the Company entered into a securities purchase agreement with Granite Global Value Investments Ltd., an accredited investor (“Granite”), pursuant to which the Company issued and sold to Granite in a private placement an unsecured convertible promissory note in the original principal amount $560,000 (the “Original Principal Balance”), convertible into shares of Common Stock at a conversion price of $1.00 per share. The note carries an original issue discount of $50,000 (“OID”) and the agreed to pay $10,000 to Granite to cover Granite’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the agreement (the “Transaction Expense Amount”). The purchase price for the note shall be $500,000 (the “Purchase Price”), computed as follows: Original Principal Balance of $560,000, less the OID of $50,000 and the Transaction Expense Amount of $10,000. After the payment of $40,000 to cover a broker’s fee (“Broker Fee”), the Company received net proceeds of $460,000 on October 22, 2020. The note may be prepaid by the Company in an amount equal to 120% of the outstanding balance of the note. The shares of Common Stock issuable upon conversion of the note is subject to full-ratchet anti-dilution protection.

The note may be redeemed by Granite at any time after the six-month anniversary of the issuance date of the note subject to the maximum monthly redemption amount of $108,000, convertible into shares of Common Stock at a conversion price equal to the lesser of (i) $1.00 and (ii) 75% of the average of the lowest VWAP during the ten trading days immediately preceding the measurement date. Pursuant to the agreement, Granite was granted a “most favored nations” right.

Events of Default under this note include the same Events of Default listed above under the description of the FirstFire convertible note financing. In the case of an Event of Default, interest shall accrue under the note at the annual rate of 22%. Certain Major Defaults (as defined in the note) will result in an additional 15% of the Original Principal Amount of the note outstanding at such time being added to the total outstanding amount of such note. The number of shares of Common Stock that may be issued upon conversion of this note and the other notes disclosed herein shall not exceed the requirement of Nasdaq Listing Rule 5635(d).

The components of three convertible promissory notes and the costs related to the notes for the period are as follows:

Year Ended December 31, 2020
Original Principal Amount	$1,790,000
Less: Original issue discount (OID)	(160,000)
Less: Transaction Expense Amount	(30,000)
Purchase Price	1,600,000
Less: Broker Fee	(130,000)
Net proceeds	$1,470,000

NOTE 12 - STOCKHOLDERS’ EQUITY

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

Shares issued for acquisitions in 2020 and 2019

On June 15, 2020, the Company acquired a 4% interest in a 12.3-kilogram carved natural blue sapphire (the “Millennium Sapphire”) at a consideration of $4,000,000 by issuance of 4,444,444 shares of the Company’s restricted Common Stock at $0.90 per share.

On November 18, 2020, the Company acquired 15% of the issued and outstanding share of Ata Plus Sdn. Bhd. (“APSB”) and issued 457,312 shares of its restricted Common Stock at $1.64 per share to all eight shareholders of APSB for a purchase price of $749,992.

On November 30, 2020, the Company acquired an 18% equity interest in New Business Media Sdn. Bhd. (“NBMSB”) and issued 257,591 shares of its restricted Common Stock at $1.596 per share to all two shareholders of NBMSB at a consideration of $411,120.

On December 11, 2020, the Company acquired 10% of the issued and outstanding shares of First Bullion Holdings Inc. (“FBHI”) and issued 685,871 shares of its restricted Common Stock at $1.458 per share to a shareholder of FBHI for consideration of $1,000,000. The Company was also granted a stock option, an option to acquire addition 8% equity interest and assets of FBHI, by the issuance of 250,000 shares of the Company’s restricted Common Stock at $1.458 per share to two designees of the shareholder of FBHI at a consideration of $364,500.

On January 2, 2019, the Company acquired Sparkle Insurance Brokers Limited (renamed to Greenpro Sparkle Insurance Brokers Limited on April 4, 2019) for total consideration of $170,322, made up of $129,032 in cash and the issuance of 8,602 shares of the Company’s Common Stock valued at $41,290. The shares were valued based on the closing price of the Company’s shares on the date the acquisition closed.

Shares issued for expenses in 2020

On September 14, 2020, the Company issued 35,000 shares of restricted Common Stock valued at $1.00 per share, or a total of $35,000 for a marketing expense to a marketing service provider, CorporateAds, LLC (“CorporateAds”).

On December 1, 2020, the Company issued 200,000 shares of restricted Common Stock valued at $1.567 per share, or a total of $313,400 for a marketing expense to an investor relations agent, Mr. Dennis Burns.

On December 1, 2020, the Company issued 300,000 shares of restricted Common Stock valued at $1.2405 per share, or a total of $372,150 for a consultancy fee to a business consultant, Mr. Daniel McKinney.

Shares issued for cash in 2020

One November 24, 2020, the Company issued and sold 50,000 shares of restricted Common Stock in a private placement to Mr. Seah Kok Wah at a price of $1.10 per share for cash proceeds of $55,000.

One November 24, 2020, the Company issued and sold 145,455 shares of restricted Common Stock in a private placement to AG Opportunities Fund SPC-AG Pre-IPO Fund SP1 at a price of $1.10 per share for cash proceeds of $160,000.

On December 31, 2020, the Company issued and sold 215,000 shares of restricted Common Stock in a private placement to Ms. Wong Wai Hing Lena at a price of $1.22 per share for cash proceeds of $262,300.

NOTE 13 - WARRANTS

A summary of warrants to purchase Common Stock issued during the years ended December 31, 2020 and 2019 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at January 1, 2019	53,556	$7.20
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Balance outstanding at December 31, 2019	53,556	7.20
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Balance outstanding and exercisable at December 31, 2020	53,556	$7.20

At December 31, 2020 and 2019, the 53,556 outstanding stock warrants had no intrinsic value.

In conjunction with the sale of Common Stock in June 2018, the Company granted to the placement agent warrants exercisable into 53,556 of the Company’s Common Stock. The warrants were exercisable immediately, have an exercise price of $7.20 per share, and expire in June 2023.

NOTE 14 - INCOME TAXES

Provision for (benefit from) income taxes consisted of the following:

	For the years ended December 31,
	2020	2019

Current:
– Local	$-	$-
– Foreign:
Hong Kong	-	(28,315)
The PRC	-	5,887
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$(22,428)

A summary of United States and foreign loss before income taxes was comprised of the following:

	For the years ended December 31,
	2020	2019
Tax jurisdictions from:
– United States	$(2,364,220)	$(494,345)
– Foreign, representing:
Hong Kong	(171,615)	(790,559)
The PRC	(501,372)	(308,369)
Malaysia	(152,011)	(87,139)
Other (primarily nontaxable jurisdictions)	(563,735)	308,506

Loss before income taxes	$(3,752,953)	$(1,371,906)

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of the Company’s blended statutory income tax rate to the Company’s effective tax rate as a percentage of income from continuing operations before taxes:

	For the years ended December 31,
	2020	2019

Statutory tax rate	21.0%	21.0%
Impairment of goodwill, intangibles and investments	-%	-%
Change in income tax valuation allowance	(21.0)%	(22.6)%
Effective tax rate	0.0%	(1.6)%

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operate in different countries and are subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

The significant components of deferred taxes of the Company are as follows (in thousands):

	As of	As of
	December 31, 2020	December 31, 2019
Deferred tax assets:
Goodwill, intangibles, and investment asset impairments	$832,000	$832,000
Financing costs	974,000	974,000
Operating lease liability	18,000	107,000
Accounts receivable allowance	5,000	10,000
Net operating loss carryforwards
– United States of America	2,074,000	1,577,000
– Hong Kong	418,000	390,000
– The PRC	603,000	478,000
– Malaysia	161,000	131,000
Gross deferred tax assets	5,085,000	4,499,000
Less: valuation allowance	(5,036,000)	(4,292,000)
Total deferred tax assets	49,000	207,000
Deferred tax liabilities:
Change in fair value of derivative liabilities	31,000	101,000
Operating lease right-of-use asset	18,000	106,000
Total deferred tax liabilities	49,000	207,000
Net deferred tax asset (liability)	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $3,247,162 as of December 31, 2020. For the year ended December 31, 2020, the valuation allowance increased by $670,619, primarily relating to loss carryforwards from the various tax regimes.

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2020, the operations in the United States of America incurred a net operating loss (NOL) of $2,364,000, and the cumulative net operating losses were $9,876,000 which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 16.5% on its assessable income for its tax year. For the year ended December 31, 2020 and 2019, the subsidiaries in Hong Kong incurred the aggregate of a net operating loss of $172,000 and $790,000, respectively. As of December 31, 2020, the cumulative net operating losses aggregated for those subsidiaries which have operations in Hong Kong were $2,030,000. The cumulative net operating losses can be carried forward indefinitely to offset future taxable income.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the year ended December 31, 2020 and 2019, the subsidiaries in the PRC recorded the aggregate of a net operating loss (NOL) of $501,000 and $308,000, respectively. As of December 31, 2020, the subsidiaries operating in the PRC had incurred the aggregate amount of cumulative net operating losses of $2,411,000 which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2023, if unutilized.

Malaysia

The Company’s subsidiaries operating in Malaysia are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. For the years ended December 31, 2020 and 2019, the subsidiaries in Malaysia incurred the aggregate of a net operating loss of $152,000 and $87,000, respectively. As of December 31, 2020, the operations in Malaysia had incurred the aggregate amount of cumulative net operating losses of $807,000 which can be carried forward indefinitely to offset its taxable income in future.

The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from all the Company’s net operating loss carryforwards as the management believes it is more likely than not that these deferred tax assets will not be realized.

NOTE 15 - RELATED PARTY TRANSACTIONS

Due from related parties:	December 31, 2020	December 31, 2019

Accounts receivable, net
Due from related party B (net of allowance of $8,025)	$152,475	$-

Due from related parties
Due from related party G	2,320	1,623
Due from related party H	60,000	60,000
Total	$214,795	$61,623

Due to related parties:	December 31, 2020	December 31, 2019

Due to related party A	$586	$1,113
Due to related party B	9,580	35
Due to related party D	-	25
Due to related party E	-	2,167
Due to related party J	744,428	779,561
Due to related party K	354,047	226,859
Total	$1,108,641	$1,009,760

	For the years ended December 31,
Income from or expenses to related parties:	2020	2019
Service revenue from related parties
- Related party A	$78,957	$303,863
- Related party B	132,288	904,194
- Related party C	129	1,158
- Related party D	24,508	722,216
- Related party E	14,252	24,276
- Related party G	112	21,479
Total	$250,246	$1,977,186

Cost of service revenue to related parties
- Related party B	$2,514	$2,561
- Related party D	-	184,000
- Related party F	-	114,000
Total	$2,514	$300,561

General and administrative expenses to related parties
- Related party A	$6,784	$-
- Related party B	3,868	1,601
- Related party D	645	155,138
- Related party G	1,186	29,287
Total	$12,483	$186,026

Other income from related parties
- Related party B	$1,934	$-
- Related party D	-	1,610
- Related party E	-	8,188
Total	$1,934	$9,798

Related party A is under common control of Mr. Loke Che Chan Gilbert, the Company’s CFO and a major shareholder.

Related party B represents companies where the Company owns a percentage of the company (ranging from 4% to 18%).

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

Related party F represents a family member of Mr. Loke Che Chan Gilbert, the Company’s CFO and a major shareholder.

Related party G is under common control of Mr. Lee Chong Kuang, the Company’s CEO and a major shareholder.

Related party H represents a company in which we currently have an approximate 48% equity-method investment. At December 31, 2020 and 2019, amounts due from Related party H are unsecured, bear no interest, and are payable upon demand. During 2018, the Company acquired 49% of Related party H for total consideration of $368,265. At December 31, 2018, the Company determined that its investments in Related party H was impaired and recorded an impairment of other investments of $368,265.

Related party I is controlled by a family member of Mr. Lee Chong Kung, the Company’s CEO and a major shareholder.

Related party J represents the noncontrolling interest in the Company’s subsidiary that owns its real estate held for sale (see Note 4). The amounts due to Related party J are unsecured, bear no interest, are payable on demand, and related to the initial acquisition of the real estate held for sale.

Related party K represents shareholders and directors of the Company. Due to Related party K represents expenses paid by the shareholders or directors to third parties on behalf of the Company, are non-interest bearing, and are due on demand.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the year ended December 31, 2020
	Real estate business	Service business	Corporate	Total

Revenues	$377,857	$1,876,954	$-	$2,254,811
Cost of revenues	(260,730)	(338,683)	-	(599,413)
Depreciation and amortization	153,399	88,744	9,986	252,129
Net income (loss)	22,174	(1,428,845)	(2,346,282)	(3,752,953)

Total assets	2,410,439	5,346,449	7,038,998	14,795,886
Capital expenditures for long-lived assets	$-	$3,008	$-	$3,008

	For the year ended December 31, 2019
	Real estate business	Service business	Corporate	Total

Revenues	$283,221	$4,201,601	$-	$4,484,822
Cost of revenues	(185,486)	(1,191,301)	-	(1,376,787)
Depreciation and amortization	32,419	217,317	16,013	265,749
Net income (loss)	(5,027)	(705,375)	(639,076)	(1,349,478)

Total assets	2,445,824	6,277,271	161,358	8,884,453
Capital expenditures for long-lived assets	$-	$4,912	$701	$5,613

(b) By Geography*

	For the year ended December 31, 2020
	Hong Kong	Malaysia	China	Total

Revenues	$1,567,943	$502,338	$184,530	$2,254,811
Cost of revenues	(398,486)	(197,810)	(3,117)	(599,413)
Depreciation and amortization	97,651	33,967	120,511	252,129
Net income (loss)	(3,141,075)	(110,727)	(501,151)	(3,752,953)

Total assets	10,672,758	982,613	3,140,515	14,795,886
Capital expenditures for long-lived assets	$-	$3,008	$-	$3,008

	For the year ended December 31, 2019
	Hong Kong	Malaysia	China	Total

Revenues	$3,363,067	$514,165	$607,590	$4,484,822
Cost of revenues	(1,100,326)	(211,470)	(64,991)	(1,376,787)
Depreciation and amortization	111,149	34,948	119,652	265,749
Net income (loss)	(1,072,544)	34,291	(311,225)	(1,349,478)

Total assets	4,400,010	1,155,602	3,328,841	8,884,453
Capital expenditures for long-lived assets	$701	$-	$4,912	$5,613

*Revenues and costs are attributed to countries based on the location of customers.

NOTE 17 - SUBSEQUENT EVENTS

Convertible Note Financing with Streeterville Capital, LLC:

On January 8, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, an accredited investor (“Streeterville”), pursuant to which the Company issued and sold to Streeterville in a private placement an unsecured convertible promissory note in the original principal amount $1,660,000 (the “Original Principal Amount”), convertible into shares of Common Stock at a conversion price of $1.00 per share. The note carries an original issue discount of $150,000 (“OID”) and the Company agreed to pay $10,000 to Streeterville to cover Streeterville’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the agreement (the “Transaction Expense Amount”). The purchase price for the note shall be $1,500,000 (the “Purchase Price”), computed as follows: Original Principal Balance of $1,660,000, less the OID of $150,000 and the Transaction Expense Amount of $10,000. After the payment of $90,000 to cover a broker’s fee (“Broker Fee”), the Company received net proceeds of $1,410,000 on January 14, 2021.

The note may be prepaid by the Company in an amount equal to 120% of the outstanding balance of the note. The shares of Common Stock issuable upon conversion of the note is subject to full-ratchet anti-dilution protection. The note may be redeemed by Streeterville at any time after the six-month anniversary of the issuance date of the note subject to the maximum monthly redemption amount of $350,000, convertible into shares of Common Stock at a conversion price equal to the lesser of (i) $1.00 and (ii) 75% of the average of the lowest VWAP during the ten trading days immediately preceding the measurement date. Pursuant to the agreement, Streeterville was granted a “most favored nations” right.

Events of default (“Events of Default”) under the note include but are not limited to: (a) failure to pay any principal, interest, fees, charges, or any other amount when due; (b) failure to deliver any conversion shares in accordance with the terms of the note; (c) a receiver, trustee or other similar official shall be appointed over Company or a material part of its assets and such appointment shall remain uncontested for twenty (20) days or shall not be dismissed or discharged within sixty (60) days; (d) Company becomes insolvent; (e) Company makes a general assignment for the benefit of creditors; (f) Company files a petition for relief under any bankruptcy, insolvency or similar law (domestic or foreign); an involuntary bankruptcy proceeding is commenced or filed against Borrower; (g) Company defaults or otherwise fails to observe or perform any covenant, obligation, condition or agreement of Company in the note or in any other transaction document; (h) any representation, warranty or other statement made or furnished by or on behalf of Company is false, incorrect, incomplete or misleading in any material respect when made or furnished; (i) the occurrence of a Fundamental Transaction (as defined in the note) without Streeterville’s prior written consent; (j) Company fails to reserve a sufficient number of shares to issue upon conversion of the note; (k) Company effectuates a reverse split of its Common Stock without twenty trading days prior written notice to Streeterville; (l) any money judgment, writ or similar process is entered or filed against the Company or any subsidiary of the Company or any of its property or other assets for more than $100,000, and shall remain unvacated, unbonded or unstayed for a period of twenty calendar days unless otherwise consented to by Streeterville; (m) the Company fails to be DWAC eligible; (n) the Company fails to observe or perform any covenant set forth in Section 4 of the agreement; or (o) the Company, any affiliate of the Company, or any pledgor, trustor, or guarantor of the note breaches any covenant or other term or condition contained in any other financing or material agreements. In the case of an Event of Default, interest shall accrue under the note at the annual rate of 22%. Certain Major Defaults (as defined in the note) will result in an additional 15% of the Original Principal Amount of the note outstanding at such time being added to the total outstanding amount of such note. The number of shares of Common Stock that may be issued upon conversion of this note and the other notes disclosed herein shall not exceed the requirement of Nasdaq Listing Rule 5635(d).

On February 11, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, an accredited investor (“Streeterville”), pursuant to which the Company issued and sold to Streeterville in a private placement an unsecured convertible promissory note in the original principal amount $4,410,000 (the “Original Principal Amount”), convertible into shares of Common Stock at a conversion price of $1.50 per share. The note carries an original issue discount of $400,000 (“OID”) and the Company agreed to pay $10,000 to Streeterville to cover Streeterville’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the agreement (the “Transaction Expense Amount”). The purchase price for the note shall be $4,000,000 (the “Purchase Price”), computed as follows: Original Principal Balance of $4,410,000, less the OID of $400,000 and the Transaction Expense Amount of $10,000. After the payment of $200,000 to cover a broker’s fee (“Broker Fee”), the Company received net proceeds of $3,800,000 on February 17, 2021.

The Company has covenanted to use part of the proceeds from the note to repay the outstanding notes it issued to FirstFire Global Opportunities Fund, LLC (“FirstFire”) and Granite Global Value Investments Ltd. (“Granite”) in relation to their respective securities purchase agreement signed on October 13, 2020.

The note may be prepaid by the Company in an amount equal to 120% of the outstanding balance of the note. The shares of Common Stock issuable upon conversion of the note is subject to full-ratchet anti-dilution protection. The note may be redeemed by Streeterville at any time after the six-month anniversary of the issuance date of the note subject to the maximum monthly redemption amount of $962,500, convertible into shares of Common Stock at a conversion price equal to the lesser of (i) $1.50 and (ii) 75% of the average of the lowest VWAP during the ten trading days immediately preceding the measurement date. Pursuant to the agreement, Streeterville was granted a “most favored nations” right.

On February 21, 2021, the Company entered into an amendment to convertible promissory note with Streeterville. Pursuant to the amendment, the obligation in Section 1.3 of the note to repay the outstanding note issued to EMA Financial, LLC within fifteen (15) days of the Effective Date is deleted from the note.

Events of Default under the note include the same Events of Default listed above under the description of the Streeterville convertible note financing on January 8, 2021. In the case of an Event of Default, interest shall accrue under the note at the annual rate of 22%. Certain Major Defaults (as defined in the note) will result in an additional 15% of the Original Principal Amount of the note outstanding at such time being added to the total outstanding amount of such note. The number of shares of Common Stock that may be issued upon conversion of this note and the other notes disclosed herein shall not exceed the requirement of Nasdaq Listing Rule 5635(d).

Other Investment in Innovest Energy Fund:

On February 11, 2021, Greenpro Resources Limited, a subsidiary of the Company (“GRL”) entered into a subscription agreement with Innovest Energy Fund, a global multi-asset fund incorporated in the Cayman Island, is principally engaged in developing a multi-faceted suite of products and services for the cryptocurrency industry and economy (the “Fund”). Pursuant to the agreement, GRL agreed to subscribe for $7,206,000 worth of Class B shares of the Fund by issuing 3,000,000 restricted shares of the Company’s Common Stock, par value $0.0001 per share, valued at $7,206,000 to the Fund.

Further investment in First Bullion Holdings Inc.:

On February 17, 2021, First Bullion Holdings Inc. (“FBHI”), a British Virgin Islands corporation, issued to our wholly owned subsidiary, Greenpro Venture Capital Limited, 160,000 ordinary shares of FBHI pursuant to Section 2.2 of a stock purchase and option agreement dated October 19, 2020 between the “Company, Mr. Tang Ka Siu Johnny (“Mr. Tang”) and FBHI. FBHI had, under Section 2.2 of the agreement, granted the Company an option to purchase an additional 8% of the shares sold under the agreement valued at $20,000,000.

In partial consideration of the FBHI shares, the Company had previously issued 250,000 restricted shares of its Common Stock on December 11, 2020 at $1.458 per share. The Company agreed to issue an additional 342,592 restricted shares of its Common Stock based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of exercise of the option.

On February 26, 2021, the Company issued 342,592 restricted shares of its Common Stock to two designees of Mr. Tang at $2.70 per share (valued at approximately $925,000).

