Form 10-K/A
period 2020-12-31
Greenpro Capital Corp.
filed 2021-04-12
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”) originally filed on March 29, 2021 (the “Original Filing”) by Greenpro Capital Corp., a Nevada corporation (the “Company,” “we,” or “us”). We are filing this Amendment to amend and re-submit the certifications by our principal executive officer and principal financial officer with amended dates in Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

(a) Financial Statements

The following are filed as part of this Annual Report:

Financial Statements

The following financial statements of Greenpro Capital Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Annual Report:

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (17)
3.2	Bylaws, as amended (2)
4.1	Form of Common Stock Certificate (2)
4.2	Description of the Registrant’s Common Stock (17)
10.1	Letter of offer of Malaysia Office- One City D-07-06 (3)
10.2	Letter of offer of Malaysia Office- One City D-07-07 (3)
10.3	Exclusive Business Cooperation Agreement, dated June 13, 2016, by and between Greenpro Holding Limited and Greenpro Synergy Network Limited (4)
10.4	Loan Agreement, dated June 13, 2016, by and among Greenpro Holding Limited and Loke Che Chan Gilbert, Lee Chong Kuang (4)
10.5	Share Pledge Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.6	Power of Attorney of Loke Che Chan Gilbert dated June 13, 2016 (4)
10.7	Power of Attorney of Lee Chong Kuang dated June 13, 2016 (4)
10.8	Exclusive Option Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.9	Sale and Purchase Agreement, dated as of April 25, 2017, between Greenpro Capital Corp. and Mr. Yiu Yau Wing and Mr. Chui Sang Derek (5)
10.10	Asset Purchase Agreement, dated as of April 27, 2017, between Greenpro Resources Limited and Gushen Credit Limited (6)
10.11	Employment Contract dated July 28, 2017, by and between the Company and Loke Che Chan Gilbert (7)
10.12	Employment Contract dated July 28, 2017, by and between the Company and Lee Chong Kuang (7)
10.13	Independent Director Agreement, dated October 18, 2015, by and between the Company and Chuchottaworn Srirat (7)
10.14	Independent Director Agreement, dated March 14, 2016, by and between the Company and Shum Albert (7)
10.15	Independent Director Agreement, dated March 14, 2016, by and between the Company and Hee Chee Keong (7)
10.16	Placement Agency Agreement, dated May 31, 2018 (11)
10.17	Subscription Agreement and Supplemental Agreement dated as of July 18, 2018 (12)

10.18	Form of Loan Agreement dated July 17, 2018 between the Company and Shenzhen Rong Jin Jia Cheng Investment Limited (13)
10.19	Independent Director Agreement, dated May 8, 2019, by and between the Company and Louis Ramesh Ruben (14)
10.20	Independent Director Agreement, dated October 1, 2019, by and between the Company and Brent Lewis Glendening (15)
10.21	Independent Director Agreement, dated October 16, 2019, by and between the Company and Christophe Philippe Roland Bringuier (16)
10.22	Consulting and Representation Agreement dated March 18, 2020 between the Company and Corporate Ads, LLC*
10.23	Consulting Services Agreement dated May 1, 2020 between the Company and Daniel McKinney*
10.24	Purchase and Sale Agreement of Millennium Sapphire dated May 27, 2020 between the Company and Daniel McKinney (18) (19)
10.25	Purchase and Sale Agreement dated June 29, 2020 between the Company and Millennium Fine Art Inc.*
10.26	Form of Acquisition Agreement of Ata Plus Sdn. Bhd. dated July 8, 2020 (19)
10.27	Employment Contract dated July 28, 2020, by and between Greenpro Holding Limited and Loke Che Chan Gilbert*
10.28	Employment Contract dated July 28, 2020, by and between Greenpro Holding Limited and Lee Chong Kuang*
10.29	Subscription Agreement dated August 30, 2020 between Greenpro Venture Capital Limited and Global Leaders Corporation*
10.30	Consulting Agreement dated September 30, 2020 between the Company and Dennis Burns*
10.31	Subscription Agreement dated October 9, 2020 between the Company and AG Opportunities Fund SPC -AG Pre-IPO Fund SP1*
10.32	Subscription Agreement dated October 9, 2020 between the Company and Seah Kok Wah (20)
10.33	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and FirstFire Global Opportunities Fund, LLC (19)
10.34	Form of Convertible Note issued to FirstFire Global Opportunities Fund, LLC dated October 13, 2020 (19)
10.35	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and Granite Global Value Investments Ltd. (19)
10.36	Form of Convertible Note issued to Granite Global Value Investments Ltd. dated October 13, 2020 (19)
10.37	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and Streeterville Capital, LLC (19)
10.38	Form of Convertible Note issued to Streeterville Capital, LLC dated October 13, 2020 (19)
10.39	Stock Purchase and Option Agreement of First Bullion Holdings Inc. dated October 19, 2020. (21)
10.40	Acquisition Agreement dated November 1, 2020. between the Company, Ms. Lee Yuet Lye and Mr. Chia Min Kiat (22)
10.41	Subscription Agreement dated December 16, 2020 between the Company and Wong Wai Hing Lena*
10.42	Subscription Agreement dated December 21, 2020 between Greenpro Venture Capital Limited and Adventure Air Race Company Limited*
10.43	Subscription Agreement dated December 22, 2020 between Greenpro Venture Capital Limited and Adventure Air Race Company Limited*
10.44	Subscription Agreement dated December 29, 2020 between Greenpro Venture Capital Limited and Pentaip Technology Inc.*
10.45	Securities Purchase Agreement dated January 8, 2021 between the Company and Streeterville Capital, LLC*
10.46	Convertible Note issued to Streeterville Capital, LLC dated January 8, 2021*
10.47	Form of Securities Purchase Agreement dated February 11, 2021 between the Company and Streeterville Capital, LLC*
10.48	Form of Convertible Note issued to Streeterville Capital, LLC dated February 11, 2021*
10.49	Form of Amendment to Convertible Promissory Note dated February 21, 2021 between the Company and Streeterville Capital, LLC (24)
10.50	Form of Subscription Agreement between Greenpro Resources Limited and Innovest Energy Fund dated February 11, 2021. (23)
10.51	Form of Additional 8% Acquisition of First Bullion Holdings Inc. dated February 17, 2021 (25)
14.1	Code of Ethics (17)
21.1	List of Subsidiaries (17)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer *
32.1	Section 1350 Certification of principal executive officer*
32.2	Section 1350 Certification of principal financial officer and principal accounting officer*
99.1	Charter of the Audit Committee (17)
99.2	Audit Committee Pre-Approval Procedures (17)
99.3	Charter of the Compensation Committee (17)
99.4	Charter of the Corporate Governance and Nominating Committee (17)

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

Greenpro Capital Corp.

Date: April 12, 2021	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee Chong Kuang	President and Chief Executive Officer	April 12, 2021
Lee Chong Kuang	(Principal Executive Officer)

/s/ Loke Che Chan Gilbert	Chairman, Chief Financial Officer	April 12, 2021
Loke Che Chan Gilbert	(Principal Financial and Accounting Officer)

/s/ Chuchottaworn Srirat	Director	April 12, 2021
Chuchottaworn Srirat

/s/ Louis Ramesh Ruben	Director	April 12, 2021
Louis Ramesh Ruben

/s/ Glendening Brent Lewis	Director	April 12, 2021
Glendening Brent Lewis

/s/ Bringuier Christophe Philippe Roland	Director	April 12, 2021
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

