Form 10-Q
period 2021-03-31
Greenpro Capital Corp.
filed 2021-05-17
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] Yes [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 17, 2021, there were 65,871,892 shares, par value $0.0001, of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(In U.S. dollars, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (including $171,978 and $172,962 of restricted cash as of March 31, 2021 and December 31, 2020, respectively)	$5,456,654	$1,086,753
Accounts receivable, net of allowance of $17,707 and $24,084 as of March 31, 2021 and December 31, 2020, respectively (including $68,781 and $152,475 of net accounts receivable from related parties as of March 31, 2021 and December 31, 2020, respectively)	118,875	191,490
Prepaids and other current assets	380,451	190,304
Due from related parties	61,165	62,320
Deferred costs of revenue	99,800	81,246
Total current assets	6,116,945	1,612,113

Property and equipment, net	2,830,513	2,881,090
Real Estate investments:
Real estate held for sale	1,972,186	2,218,273
Real estate held for investment, net	745,869	776,080
Intangible assets, net	3,175	3,364
Goodwill	319,726	319,726
Other investments (including $7,757,960 and $6,829,660 of investments in related parties as of March 31, 2021 and December 31, 2020, respectively)	7,757,960	6,829,660
Operating lease right-of-use assets, net	183,518	85,133
Other non-current assets	340,247	70,447
TOTAL ASSETS	$20,270,139	$14,795,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$720,423	$702,726
Current portion of loans secured by real estate	157,382	158,612
Convertible notes payable, net	971,170	142,473
Due to related parties	1,102,567	1,108,641
Operating lease liabilities, current portion	101,356	86,975
Income tax payable	-	-
Deferred revenue (including $441,600 and $558,600 from related parties as of March 31, 2021 and December 31, 2020, respectively)	1,854,138	1,634,075
Derivative liabilities	1,066,107	1,189,786
Total current liabilities	5,973,143	5,023,288

Long term portion of loans secured by real estate	1,316,277	1,376,996
Operating lease liabilities, net of current portion	86,581	-
Total liabilities	7,376,001	6,400,284

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 62,107,154 and 61,764,562 shares issued and outstanding at March 31, 2021 and December 31, 2020	6,212	6,178
Additional paid in capital	35,816,307	25,135,738
Accumulated other comprehensive loss	(45,390)	(26,863)
Accumulated deficit	(23,142,011)	(16,922,452)
Total Greenpro Capital Corp. stockholders’ equity	12,635,118	8,192,601
Noncontrolling interests in consolidated subsidiaries	259,020	203,001

Total stockholders’ equity	12,894,138	8,395,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,270,139	$14,795,886

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2021	2020

REVENUES:
Service revenue (including $288,471 and $50,843 of service revenue from related parties for the three months ended March 31, 2021 and 2020, respectively)	$559,335	$793,713
Sale of real estate properties	383,445	-
Rental revenue	30,238	22,828
Total revenues	973,018	816,541

COST OF REVENUS:
Cost of service revenue (including $0 and $1,094 of cost of service to related parties for the three months ended March 31, 2021 and 2020, respectively)	(83,802)	(128,507)
Cost of real estate properties sold	(253,276)	-
Cost of rental revenue	(11,815)	(11,634)
Total cost of revenues	(348,893)	(140,141)

GROSS PROFIT	624,125	676,400

OPERATING EXPENSES:
General and administrative (including $5,524 and $1,145 of general and administrative expense to related parties for the three months ended March 31, 2021 and 2020, respectively)	(1,381,254)	(909,907)
Total operating expenses	(1,381,254)	(909,907)

LOSS FROM OPERATIONS	(757,129)	(233,507)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	5,217,399	15,456
Other income	766	8,997
Interest income	2,462	143
Interest expense	(10,627,038)	(33,604)
Total other expense	(5,406,411)	(9,008)

LOSS BEFORE INCOME TAX	(6,163,540)	(242,515)
Income tax expense	-	-
NET LOSS	(6,163,540)	(242,515)
Net income attributable to noncontrolling interest	(56,019)	(700)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS OF GREENPRO CAPITAL CORP.	(6,219,559)	(243,215)
Other comprehensive loss:
- Foreign currency translation loss	(18,527)	(40,920)
COMPREHENSIVE LOSS	$(6,238,086)	$(284,135)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.10)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	61,796,474	54,723,889

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In U.S. dollars, except share data)

(Unaudited)

Three months ended March 31, 2021
	Greenpro Capital Corp. Stockholders
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2020	61,764,562	$6,178	$25,135,738	$(26,863)	$(16,922,452)	$203,001	$8,395,602
Fair value of shares issued for acquisition	342,592	34	924,966	-	-	-	925,000
Foreign currency translation	-	-	-	(18,527)	-	-	(18,527)
Beneficial conversion feature related to convertible notes	-	-	4,010,083	-	-	-	4,010,083
Reclassification of conversion option related to a convertible note	-	-	5,745,520	-	-	-	5,745,520
Net income (loss)	-	-	-	-	(6,219,559)	56,019	(6,163,540)
Balance as of March 31, 2021 (Unaudited)	62,107,154	$6,212	$35,816,307	$(45,390)	$(23,142,011)	$259,020	$12,894,138

Three months ended March 31, 2020
	Greenpro Capital Corp. Stockholders
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2019	54,723,889	$5,473	$16,417,481	$(95,169)	$(13,160,629)	$186,685	$3,353,841
Derecognition of non-controlling interest due to deconsolidation	-	-	-	-	-	7,446	7,446
Foreign currency translation	-	-	-	(40,920)	-	-	(40,920)
Net income (loss)	-	-	-	-	(243,215)	700	(242,515)
Balance as of March 31, 2020 (Unaudited)	54,723,889	$5,473	$16,417,481	$(136,089)	$(13,403,844)	$194,831	$3,077,852

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(6,163,540)	$(242,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,664	64,669
Amortization of right-of-use assets	67,085	75,549
Amortization of discount on convertible notes	70,796	-
Amortization of debt issuance costs	24,930	-
Interest expense associated with accretion of convertible notes	8,561,440	-
Interest expense associated with conversion of notes	705,596	-
Interest expense due to non-fulfillment of use of proceeds requirements	1,105,256	-
Change in fair value of warrants	19,521	(15,456)
Change in fair value of options associated with convertible notes	(5,236,920)	-
Increase in cash surrender value on life insurance	-	(454)
Provision for bad debts	13,481	(15,064)
Loss on disposal of a subsidiary	-	727
Loss on disposal of property and equipment	-	115
Gain on sale of real estate held for sale	(130,168)	-
Changes in operating assets and liabilities:
Accounts receivable, net	72,615	63,470
Prepaids and other current assets	(127,758)	(42,574)
Deferred costs of revenue	(18,554)	21,444
Accounts payable and accrued liabilities	17,697	(131,307)
Operating lease liabilities	(64,509)	(74,974)
Income tax payable	-	(6,565)
Deferred revenue	220,063	(270,000)
Net cash used in operating activities	(820,305)	(572,935)

Cash flows from investing activities:
Purchase of property and equipment	(688)	-
Purchase of other investments	(3,300)	-
Proceeds from real estate held for sale	43,328	-
Net decrease in cash due to deconsolidation of subsidiary	-	(24,887)
Net cash provided by (used in) investing activities	39,340	(24,887)

Cash flows from financing activities:
Principal payments of loans secured by real estate	(39,823)	(35,856)
Advances (to) from related parties	(886)	58,517
Proceeds from convertible promissory notes, net	5,210,000	-
Net cash provided by financing activities	5,169,291	22,661

Effect of exchange rate changes in cash and cash equivalents	(18,425)	(2,364)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,369,901	(577,525)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,086,753	1,256,739

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$5,456,654	$679,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$9,721
Cash paid for interest	$19,326	$33,604

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for other investments	$925,000	$-
Beneficial conversion feature associated with convertible notes payable	$4,010,083	$-
Reclassification of conversion option associated with convertible notes payable to additional paid in capital	$5,745,520	$-
Noncash assets derecognized on deconsolidation of subsidiary	$-	$142,130
Noncash liabilities derecognized on deconsolidation of subsidiary	$-	$173,680
Right-of-use assets and operating lease liabilities removed for terminated operating leases	$-	$158,870

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021 and 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The Condensed Consolidated Balance Sheet information as of December 31, 2020 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on April 12, 2021. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2021, the Company incurred a net loss of $6,163,540 and used cash in operations of $820,305. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At March 31, 2021 and December 31, 2020, cash included funds held by employees of $14,634 and $10,911 respectively, and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$4,367,894	$147,371
Denominated in Hong Kong Dollars	625,025	623,652
Denominated in Chinese Renminbi	399,822	270,014
Denominated in Malaysian Ringgit	63,913	45,716
Cash, cash equivalents, and restricted cash	$5,456,654	$1,086,753

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

At March 31, 2021, the Company had eleven investments in equity securities without readily determinable fair values of related parties valued at $7,757,960, and nine investments in equity securities without readily determinable fair values of related parties had been fully impaired with carrying value of $nil (see Note 3).

At December 31, 2020, the Company had nine investments in equity securities without readily determinable fair values of related parties valued at $6,829,660, and nine investments in equity securities without readily determinable fair values of related parties had been fully impaired with carrying value of $nil (see Note 3).

Debt discount

During the period ended March 31, 2021, the Company incurred $570,000 of debt discount related to the issuance of convertible promissory notes, as described in Note 5. The discount was amortized over the life of the convertible promissory notes and the Company recognized $70,796 of related amortization expense for the period ended March 31, 2021.

Debt issuance costs

During the period ended March 31, 2021, the Company incurred direct costs associated with the issuance of convertible promissory notes, as described in Note 5, and recorded $290,000 of debt issuance costs as a discount to the convertible promissory notes and amortized over the life of the convertible promissory notes. The Company recognized approximately $24,930 of related amortization expense for the period ended March 31, 2021.

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

Income (loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of shares from stock warrants. For the three months ended March 31, 2021 and 2020, the only outstanding common stock equivalents were warrants for 53,556 potentially dilutive shares outstanding. These warrants have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore, basic and diluted net loss per share were the same.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2021	2020
Period-end MYR : US$1 exchange rate	4.14	4.31
Period-average MYR : US$1 exchange rate	4.08	4.21
Period-end RMB : US$1 exchange rate	6.57	7.08
Period-average RMB : US$1 exchange rate	6.49	7.00
Period-end HK$ : US$1 exchange rate	7.77	7.75
Period-average HK$ : US$1 exchange rate	7.76	7.77
Period-end AU$ : US$1 exchange rate	1.32	1.63
Period-average AU$ : US$1 exchange rate	1.31	1.55

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

As of March 31, 2021 and December 31, 2020, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of derivative liabilities of $1,066,107 and $1,189,786, respectively (see Note 6). The following table sets forth a summary of the changes in the estimated fair value of our derivative during the period ended March 31, 2021.

Derivative liability
Fair value as of December 31, 2020	$1,189,786
Net change in the fair value of derivative liability associated with warrants	19,521
Net change in the fair value of derivative liability associated with convertible promissory notes	(143,200)
Fair value as of March 31, 2021 (Unaudited)	$1,066,107

Concentrations of risks

For the three months ended March 31, 2021, two customers accounted for 60% (39% and 21%) of revenues. For the three months ended March 31, 2020, one customer accounted for 42% of revenues. For the three months ended March 31, 2021, one customer accounted for 56% of accounts receivable at period-end. For the three months ended March 31, 2020, one customer accounted for 10% of accounts receivable at period-end.

For the three months ended March 31, 2021 and 2020, no vendor accounted for 10% or more of the Company’s cost of revenues. For the three months ended March 31, 2021, two vendors accounted for 69% (46% and 23%) of accounts payable at period-end. For the three months ended March 31, 2020, two vendors accounted for 64% (42% and 22%) of accounts payable at period-end.

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) in accounting for the sale of real estate properties. The Company records the sale based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset to the buyer. During the three months ended March 31, 2021, there was one unit of real estate property sold to a buyer. The Company recorded no sales revenue from the real estate property held for sale for the three months ended March 31, 2020.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non-listing services	$359,335	$451,713
Corporate advisory – Listing services	200,000	342,000
Rental of real estate properties	30,238	22,828
Sale of real estate properties	383,445	-
Total revenue	$973,018	$816,541

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$761,608	$662,493
Malaysia	135,901	123,942
China	75,509	30,106
Total revenue	$973,018	$816,541

Our contract balances include deferred costs of revenue and deferred revenue.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Three Months Ended March 31, 2021
(Unaudited)
Deferred revenue, January 1, 2021	$1,634,075
New contract liabilities	420,063
Performance obligations satisfied	(200,000)
Deferred revenue, March 31, 2021	$1,854,138

Deferred Costs of Revenue

For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded for any costs incurred in advance of the performance obligation.

Deferred revenue and deferred costs of revenue at March 31, 2021 and December 31, 2020 are classified as current assets or current liabilities and totaled:

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)
Deferred revenue	$1,854,138	$1,634,075
Deferred costs of revenue	$99,800	$81,246

NOTE 3 - OTHER INVESTMENTS

	As of	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
(A) Investment in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$51,613	$51,613
(2) Other related parties	7,706,347	6,413,547
(B) Stock option (a related party)	-	364,500
Total	$7,757,960	$6,829,660

(A)	Investment in equity securities without readily determinable fair values of affiliates (related parties):

Equity securities without readily determinable fair values are investments in privately held companies without readily determinable market values. The Company adopted the guidance of ASC 321, Investments - Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of same issuer (the “Measurement Alternative”). The fair value of equity securities without readily determinable fair values that have been remeasured due to impairment are classified within Level 3. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company did not recognize any fair value adjustments for equity securities without readily determinable fair values.

In addition, the Company held equity securities without readily determinable fair values that were recorded at cost. For these cost method investments, we recorded as other investments in our condensed consolidated balance sheets. We reviewed all of our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally used discounted cash flow analyses to that the fair values of our cost method investments approximated or exceeded their carrying values as of March 31, 2021.

(a) Angkasa-X Holdings Corp.:

On February 3, 2021, Greenpro Venture Capital Limited, a subsidiary of the Company (“GVCL”) entered into a subscription agreement with Angkasa-X Holdings Corp., a British Virgin Islands corporation, which principally provides internet connectivity to rural areas in Southeast Asia (“Angkasa”). Pursuant to the agreement, GVCL acquired 28,000,000 ordinary shares of Angkasa at a price of $2,800 or $0.0001 per share. The investment was recognized at historical cost of $2,800 under other investments.

(b) First Bullion Holdings Inc.:

On February 17, 2021, First Bullion Holdings Inc. (“FBHI”), a British Virgin Islands corporation, issued to our wholly owned subsidiary, GVCL, 160,000 ordinary shares of FBHI pursuant to Section 2.2 of a stock purchase and option agreement dated October 19, 2020 between the Company, Mr. Tang Ka Siu Johnny (“Mr. Tang”) and FBHI. FBHI had, under Section 2.2 of the agreement, granted the Company an option to purchase an additional 8% of the shares sold under the agreement valued at $20,000,000.

In partial consideration of the FBHI shares, the Company had previously issued 250,000 restricted shares of its Common Stock on December 11, 2020 at $364,500 or $1.458 per share. The Company agreed to issue an additional 342,592 restricted shares of its Common Stock based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of exercise of the option.

On February 26, 2021, the Company issued 342,592 restricted shares of its Common Stock to two designees of Mr. Tang at $2.70 per share (valued at approximately $925,000).

At March 31, 2021, together with the 10% shareholdings or 200,000 ordinary shares of FBHI acquired at a consideration of $1,000,000 or $1.458 per share on December 11, 2020, GVCL in aggregate holds 360,000 ordinary shares of FBHI, representing 18% of the total issued and outstanding shares of FBHI. The investment was recognized at historical cost of $2,289,000 under other investments.

(c) Simson Wellness Tech. Corp.:

On February 19, 2021, GVCL entered into a subscription agreement with Simson Wellness Tech. Corp., a Nevada corporation, is a digital platform that acts as middleware for distribution of optical products (“Simson”). Pursuant to the agreement, GVCL acquired 5,000,000 shares of common stock of Simson at a price of $500 or $0.0001 per share. The investment was recognized at historical cost of $500 under other investments.

The Company had cost method investments with a carrying value of $7,757,960 and $6,465,160 as of March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31 2020, the carrying values of equity securities without readily determinable fair values are as follows:

	As of	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
Original cost	$8,132,189	$6,839,389
Unrealized gains (losses)	-	-
Provision for impairment or decline in value	(374,229)	(374,229)
Equity securities without readily determinable fair values, net	$7,757,960	$6,465,160

NOTE 4 - OPERATING LEASES

The Company has three separate operating lease agreements for two office spaces in Hong Kong with remaining lease terms of 1 month and 23.5 months and one office space in Malaysia with remaining lease terms of 12 months. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended March 31, 2021
(Unaudited)
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$77,644

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2021	$65,711
Weighted average remaining lease term – operating leases (in years)	1.68
Average discount rate – operating leases	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

As of March 31, 2021
(Unaudited)
Operating leases
Long-term right-of-use assets	$183,518

Short-term operating lease liabilities	$101,356
Long-term operating lease liabilities	86,581
Total operating lease liabilities	$187,937

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
(Unaudited)
2021 (remaining 9 months)	$83,613
2022	92,618
2023	18,922
Total lease payments	195,153
Less: Imputed interest/present value discount	(7,216)
Present value of lease liabilities	$187,937

Lease expenses were $77,644 and $100,727 during the three months ended March 31, 2021 and 2020, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE, NET

Convertible Notes issued in October 2020:

Convertible Note Financing with Streeterville Capital, LLC, FirstFire Global Opportunities Fund, LLC and Granite Global Value Investments Ltd.

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

Investors’ put option and the option to redeem the debt upon default triggered by events not directly linked to Company’s creditworthiness were separated from the debt instrument and presented as a “compound” derivative liability (see Note 6).

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

At October 13, 2020, net carrying value of three short-term convertible notes issued on October 13, 2020 is as follows:

At Issuance October 13, 2020
Face value of convertible notes	$1,790,000
Initial discount	(190,000)
Discount related to debt issuance costs	(130,000)
Discount related to beneficial conversion feature	(995,500)
Discount related to put options	(474,500)
Net carrying value of convertible notes payable	$-

Convertible Note issued in January 2021:

Convertible Note Financing with Streeterville Capital, LLC

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

At January 8, 2021, net carrying value of a short-term convertible note issued on January 8, 2021 is as follows:

At Issuance January 8, 2021
(Unaudited)
Face value of convertible note	$1,660,000
Initial discount	(160,000)
Discount related to debt issuance costs	(90,000)
Discount related to beneficial conversion feature	(1,410,000)
Net carrying value of convertible note payable	$-

Convertible Note issued in February 2021:

Convertible Note Financing with Streeterville Capital, LLC

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

At February 11, 2021, net carrying value of a short-term convertible note issued on February 11, 2021 is as follows:

At Issuance February 11, 2021
(Unaudited)
Face value of convertible note	$4,410,000
Initial discount	(410,000)
Discount related to debt issuance costs	(200,000)
Discount related to conversion option	(3,800,000)
Net carrying value of convertible notes payable	$-

Pursuant to the obligation in Section 1.3 of the note issued to Streeterville on February 11, 2021, the Company agreed to use the proceeds received hereunder to repay the outstanding convertible notes it issued to FirstFire Global Opportunities Fund, LLC and Granite Global Value Investments Ltd. on October 13, 2020 (the “Outstanding Investor Notes”) within fifteen (15) days of the Effective Date (the “Repayment Date”). In the event the Company fails to repay the Outstanding Investor Notes by the Repayment Date, the Outstanding Balance will automatically increase by twenty-five percent (25%).

At February 26, 2021 (the Repayment Date), net carrying value of a short-term convertible note issued on February 11, 2021 is as follows:

At Repayment Date February 26, 2021
(Unaudited)
Face value of convertible note	$4,410,000
Accrued interest from February 11 to February 26, 2021	11,025
Outstanding Balance (before additional 25%)	4,421,025
Additional 25% to Outstanding Balance due to non-fulfillment of use of proceeds requirements	1,105,256
Outstanding Balance (after additional 25%)	5,526,281
Initial discount	(403,736)
Discount related to debt issuance costs	(197,680)
Discount related to conversion option	(3,737,248)
Discount related to beneficial conversion feature	(1,065,380)
Net carrying value of convertible notes payable	$122,237

The Company amortized debt discount associated with the derivative liability using the straight-line method.

Amount of unamortized debt discount including initial issuance discount, transaction cost, beneficial conversion feature, and separated derivative liability was $7,994,086 at March 31, 2021 and $1,647,527 at December 31, 2020, respectively.

Summary of convertible debt’s interest expense is as follows:

Three Months Ended March 31, 2021
(Unaudited)
Coupon interest	$139,692
Amortization of discount on convertible notes	70,796
Amortization of debt issuance costs	24,930
Interest expense associated with conversion of notes	705,597
Interest expense associated with accretion of convertible notes payable	8,561,440
Interest expense due to non-fulfillment of use of proceeds requirements	1,105,256
Total	$10,607,711

All convertible promissory notes were classified as short-term due to lender’s earlier redemption or put option.

At March 31, 2021 and December 31, 2020, carrying values of the short-term convertible notes are as follows:

	March 31, 2021	December 31, 2020
	(Unaudited)
Face value of convertible notes	$7,860,000	$1,790,000
Additional 25% to Outstanding Balance due to non-fulfillment of use of proceeds requirements	1,105,256	-
Initial discount	(674,082)	(174,878)
Discount related to debt issuance costs	(388,289)	(123,220)
Discount related to beneficial conversion feature	(3,096,928)	(943,584)
Discount related to put options	(327,631)	(405,845)
Discount related to conversion option	(3,507,156)	-
Net convertible notes payable	971,170	142,473
Accrued interest during the period / year	178,434	38,742
Carrying value of convertible notes payable	$1,149,604	$181,215

Contractual maturities on the convertible debt and carrying value are as follows:

Period ending March 31,
2022	$10,307,282
Less: Interest	(9,157,678)
Carrying value	$1,149,604

The Company determined the fair value of debt to be $8,638,200 and $3,669,500 at March 31, 2021 and December 31, 2020, respectively. The level of the fair value hierarchy is Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation model.

The components of two convertible promissory notes and the costs related to the notes for the period are as follows:

Three Months Ended March 31, 2021
(Unaudited)
Original Principal Amount	$6,070,000
Less: Original issue discount (OID)	(550,000)
Less: Transaction Expense Amount	(20,000)
Purchase Price	5,500,000
Less: Broker Fee	(290,000)
Net proceeds	$5,210,000

NOTE 6 - DERIVATIVE LIABILITIES

	As of	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
Fair value of warrants	$99,507	$79,986
Fair value of options associated with convertible promissory notes	966,600	1,109,800
Total	$1,066,107	$1,189,786

At March 31, 2021, the Company has outstanding warrants exercisable into 53,556 shares of the Company’s common stock. The strike price of warrants is denominated in US dollars, a currency other than the Company’s functional currencies, the HK$, RMB, and MYR. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2020, the balance of the derivative liabilities related to warrants was $79,986. During the three months ended March 31, 2021, the Company recorded an increase in fair value of derivatives of $19,521. At March 31, 2021, the balance of the derivative liabilities related to warrants was $99,507.

The derivative liabilities related to warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
Risk-free interest rate	$2.4%	$1.7%
Expected volatility	181%	181%
Contractual life (in years)	2.2 years	2.4 years
Expected dividend yield	0.00%	0.00%
Fair value of warrants	$99,507	$79,986

The risk-free interest rate is based on the yield available on U.S. Treasury securities. The Company estimates volatility based on the historical volatility of its common stock. The contractual life of the warrants is based on the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future. For the ended March 31, 2021, the Company recognized a loss of $19,521 associated with the revaluation of above derivative liability.

Convertible debt early redemption options

On October 13, 2020, the Company issued three unsecured convertible promissory notes with certain Investors’ early redemption options, that are considered derivative liabilities (see Note 5).

The Company used Trinomial Option Pricing Model to estimate the fair value of the derivative liability related to Investors’ early redemption options. The derivative liability was classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation model. The Company estimated the fair value of the derivative liability to be $966,600 and $1,109,800 at March 31, 2021 and December 31, 2020, respectively.

The Company estimated the fair value of derivative liabilities using the following assumptions:

	As of	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
Risk free rate	0.06%	0.11%
Fair value of underlying stock	$2.59	$2.05
Expected term (in years)	1.03	1.28
Stock price volatility	217.78%	206.17%
Expected dividend yield	0.00%	0.00%
Fair value of options	$966,600	$1,109,800

For the period ended March 31, 2021, the Company recognized a gain of $143,200 associated with the revaluation of above derivative liability.

NOTE 7 - WARRANTS

In 2018, the Company issued warrants exercisable into 53,556 shares of Common Stock. The warrants were fully vested when issued, have an exercise price of $7.20 per share, and expire in 2023. A summary of warrant activity during the three months ended March 31, 2021 is presented below:

			Remaining
	Number		Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Warrants outstanding at December 31, 2020	53,556	$7.20
Granted	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding at March 31, 2021	53,556	$7.20	2.2
Warrants exercisable at March 31, 2021	53,556	$7.20	2.2

At March 31, 2021, the intrinsic value of outstanding warrants was zero.

NOTE 8 - RELATED PARTY TRANSACTIONS

Due from related parties:	March 31, 2021	December 31, 2020
	(Unaudited)
Accounts receivable, net
Due from related party B (net of allowance of $3,504 and $8,025 as of March 31, 2021 and December 31, 2020, respectively)	$66,579	$152,475
Due from related party G (net of allowance of $116 and $0 as of March 31, 2021 and December 31, 2020, respectively)	2,202	-

Due from related parties
Due from related party G	1,165	2,320
Due from related party H	60,000	60,000
Total	$129,946	$214,795

Due to related parties:	March 31, 2021	December 31, 2020
	(Unaudited)
Due to related party A	$12,493	$586
Due to related party B	5,696	9,580
Due to related party I	1,159	-
Due to related party J	742,484	744,428
Due to related party K	340,735	354,047
Total	$1,102,567	$1,108,641

	For the three months ended March 31,
Related party revenue and expense transactions:	2021	2020
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$58,276	$15,446
- Related party B	220,127	29,287
- Related party C	115	129
- Related party E	3,819	5,981
- Related party G	3,781	-
- Related party I	2,353	-
Total	$288,471	$50,843

Cost of service revenue to related parties
- Related party B	$-	$1,094
Total	$-	$1,094

General and administrative expenses to related parties
- Related party A	$4,558	$180
- Related party B	966	965
Total	$5,524	$1,145

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

Related party H represents a company in which we currently have an approximate 48% equity-method investment. At March 31, 2021 and December 31, 2020, amounts due from Related party H are unsecured, bear no interest, and are payable upon demand. During 2018, the Company acquired 49% of Related party H for total consideration of $368,265. At December 31, 2018, the Company determined that its investments in Related party H was impaired and recorded an impairment of other investments of $368,265.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the three months ended March 31, 2021 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$413,683	$559,335	$-	$973,018
Cost of revenues	265,091	83,802	-	348,893
Depreciation and amortization	40,020	249	2,395	42,664
Net income (loss)	140,047	(326,641)	(5,976,946)	(6,163,540)

Total assets	2,540,792	5,747,198	11,982,149	20,270,139
Capital expenditures for long-lived assets	$-	$688	$-	$688

	For the three months ended March 31, 2020 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$22,828	$793,713	$-	$816,541
Cost of revenues	11,634	128,507	-	140,141
Depreciation and amortization	8,002	54,120	2,547	64,669
Net income (loss)	1,750	(162,537)	(81,728)	(242,515)

Total assets	2,449,384	5,141,557	160,361	7,751,302
Capital expenditures for long-lived assets	$-	$-	$-	$-

(b) By Geography*

	For the three months ended March 31, 2021 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$761,608	$135,901	$75,509	$973,018
Cost of revenues	283,666	57,816	7,411	348,893
Depreciation and amortization	2,576	8,390	31,698	42,664
Net income (loss)	(6,101,649)	76,036	(137,927)	(6,163,540)

Total assets	16,063,351	963,633	3,243,155	20,270,139
Capital expenditures for long-lived assets	$-	$688	$-	$688

	For the three months ended March 31, 2020 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$662,493	$123,942	$30,106	$816,541
Cost of revenues	97,828	39,172	3,141	140,141
Depreciation and amortization	26,332	8,632	29,705	64,669
Net income (loss)	(79,196)	(7,124)	(156,195)	(242,515)

Total assets	3,770,585	967,132	3,013,585	7,751,302
Capital expenditures for long-lived assets	$-	$-	$-	$-

*Revenues and costs are attributed to countries based on the location where the entities operate.

NOTE 10 – SUBSEQUENT EVENTS

Subscription to Innovest Energy Fund:

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

On April 7, 2021, the Company issued 3,000,000 restricted shares of its Common Stock to the Fund and issued 60,000 restricted shares of its Common Stock to a designee of the Fund as a transaction cost associated with the investment.

Repayment of Convertible Note Financing with Streeterville Capital, LLC:

On April 16, 2021, Streeterville Capital, LLC (“Streeterville”), exercised an option defined in the terms of the convertible promissory note issued by the Company on October 13, 2020, to redeem the note after 6 months from issuance date, at a conversion price of $1 per share. As a result, the note was repaid upon 704,738 restricted shares of the Company’s Common Stock were issued to Streeterville on April 16, 2021.

Repayment of Convertible Note Financing with FirstFire Global Opportunities Fund, LLC:

On April 19, 2021, the Company exercised an option defined in the terms of the convertible promissory note issued to FirstFire Global Opportunities Fund, LLC (“FirstFire”) on October 13, 2020, to prepay the note ahead of contractual maturity of April 12, 2022 at 120% of notes principal value and accrued and unpaid face interest. As a result, the note was repaid by cash, approximately $706,000 on April 19, 2021.

Repayment of Convertible Note Financing with Granite Global Value Investments Ltd.:

On April 19, 2021, the Company exercised an option defined in the terms of the convertible promissory note issued to Granite Global Value Investments Ltd. (“Granite”) on October 13, 2020, to prepay the note ahead of contractual maturity of April 12, 2022 at 120% of notes principal value and accrued and unpaid face interest. As a result, the note was repaid by cash, approximately $708,000 on April 19, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the Securities and Exchange Commission on April 12, 2021 (the “Form 10-K/A”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K/A. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guaranteed of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K/A in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. One of our venture capital business segments is focused on (1) establishing a business incubator for start-ups and high growth companies to support such companies during critical growth periods, which will include education and support services, and (2) searching for investment opportunities in selected start-ups and high growth companies, which may generate significant returns to the Company. Our venture capital business is focused on companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand and Singapore. Another one of our venture capital business segments is focused on rental activities of commercial properties and the sale of investment properties.

Results of Operations

For information regarding our controls and procedures, see Part I, Item 4 - Controls and Procedures, of this Quarterly Report.

During the three months ended March 31, 2021 and 2020, we operated in three regions: Hong Kong, Malaysia and China. We derived revenue from the provision of services and rental activities of our commercial properties.

Comparison of the three months ended March 31, 2021 and 2020

Total Revenues

Total revenue was $973,018 and $816,541 for the three months ended March 31, 2021 and 2020, respectively. The increased amount of $156,477 was primarily due to sale of one real estate property. We expect revenue from our business services segment to steadily increase as we continue to grow our business and expand into new territories.

Service Business Revenue

Revenue from the provision of business services was $559,335 and $793,713 for the three months ended March 31, 2021 and 2020, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We experienced a decrease in service income as a result of fewer service orders placed from clients during the period due to the impact of the COVID-19 pandemic.

Real Estate Business

Sale of real estate properties

Revenue from the sale of real estate property was $383,445 for the three months ended March 31, 2021, which was derived from the sale of one commercial property located in Hong Kong. There was no revenue generated from the sale of real estate property for the three months ended March 31, 2020.

Rental Revenue

Revenue from rentals was $30,238 and $22,828 for the three months ended March 31, 2021 and 2020, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total Operating Costs and Expenses

Total operating costs and expenses were $1,730,147 and $1,050,048 for the three months ended March 31, 2021 and 2020, respectively. They consist of cost of service revenue, cost of rental revenue, and general and administrative expenses.

The losses from operations for the Company for the three months ended March 31, 2021 and 2020 was $757,129 and $233,507, respectively. The increase in a loss from operations was mainly due to an increase in general and administrative expenses of $471,347.

Cost of service revenue

Cost of revenue on provision of services was $83,802 and $128,507 for the three months ended March 31, 2021 and 2020, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of real estate properties sold

Cost of revenue on real estate property sold was $253,276 for the three months ended March 31, 2021. It primarily consisted of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred. There was no revenue generated from the sale of real estate property for the three months ended March 31, 2020, hence no cost was recorded accordingly.

Cost of rental revenue

Cost of rental revenue was $11,815 and $11,634 for the three months ended March 31, 2021 and 2020, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by tenants.

General and administrative expenses

General and administrative (“G&A”) expenses were $1,381,254 and $909,907 for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, G&A expenses consisted primarily of salary and wages of $361,213, rental expenses of $77,644, advertising and promotion expenses of $142,434, commission expenses of $260,494 and directors’ compensation of $164,634. We expect our G&A expenses to continue to increase as we integrate our business acquisitions, expand our existing business and develop new markets in other regions.

Other income (expense)

Net other expenses were ($5,406,411) and ($9,008) for the three months ended March 31, 2021 and 2020, respectively. Gain on change in fair value of derivative liabilities was $5,217,399, which was composed of a fair value gain associated with convertible notes of $5,236,920 and a fair value loss associated with warrants of $19,521 for the three months ended March 31, 2021, while gain on change in fair value of derivative liabilities associated with warrants was $15,456 for the three months ended March 31, 2020. Interest expense was $10,627,038, which mainly consisted of interest expense associated convertible notes of $10,607,711 for the three months ended March 31, 2021, while interest expense was $33,604 for the three months ended March 31, 2020.

Interest expenses

On October 13, 2020, the Company issued three unsecured promissory notes to Streeterville Capital, LLC, FirstFire Global Opportunities Fund, LLC and Granite Global Value Investments Ltd. (collectively, the “Investors”), respectively. The Company issued another unsecured promissory note to Streeterville Capital, LLC (“Streeterville”) on January 8, 2021 and February 11, 2021, respectively (see Note 5). Interest expenses related to the convertible promissory notes totaled $10,607,711 for the three months ended March 31, 2021, which included coupon interest expense of $139,692, amortization of discount on convertible notes of $70,796, amortization of debt issuance costs of $24,930, interest expense associated with conversion of notes of $705,597, interest expense associated with accretion of convertible notes payable of $8,561,440 and interest expense due to non-fulfillment of use of proceeds requirements of $1,105,256.

Total interest expenses were $10,627,038 and $33,604 for the three months ended March 31, 2021 and 2020, respectively.

Net loss

Net loss was $6,163,540 and $242,515 for the three months ended March 31, 2021 and 2020, respectively. The increase in net loss was mainly due to an increase of G&A expenses and interest expenses associated with the aforementioned convertible promissory notes in 2021.

Net income or loss attributable to noncontrolling interest

We record net income or loss attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

On February 29, 2020, we sold our 60% interest in Yabez (Hong Kong) Limited and its wholly owned subsidiary, Yabez Business Service (SZ) Company Limited (collectively, “Yabez”) due to continuing losses incurred by Yabez, to an unrelated party for $1.00.

At March 31, 2021, the noncontrolling interest is related to the Company’s 60% ownership of Forward Win International Limited.

For the three months ended March 31, 2021 and 2020, we recorded net income attributable to a noncontrolling interest of $56,019 and $700, respectively.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the three months ended March 31, 2021 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2021.

Contractual Obligations

As of March 31, 2021, two of our subsidiaries leased two offices in Hong Kong under two non-cancellable operating leases, one of which has a term of three years commencing from May 1, 2018 to April 30, 2021 and the other with a term of two years commencing from March 15, 2021 to March 14, 2023. Another subsidiary of the Company leased an office in Malaysia under a non-cancellable operating lease with a term of one year commencing from April 1, 2021 to March 31, 2022. As of March 31, 2021, the future minimum rental payments under these leases in the aggregate are approximately $211,462 and are due as follows: 2021: $95,565, 2022: $96,602 and 2023: $19,295.

Related Party Transactions

For the three months ended March 31, 2021 and 2020, related party service revenue totaled $288,471 and $50,843, respectively.

Accounts receivable due from related parties was $68,781 and $152,475 as of March 31, 2021 and December 31, 2020, respectively. Other receivable due from related parties was $61,165 and $62,320 as of March 31, 2021 and December 31, 2020, respectively. The amounts due to related parties was $1,102,567 and $1,108,641 as of March 31, 2021 and December 31, 2020, respectively.

Our related parties are primarily those companies where we own a certain percentage of shares of such companies, and companies that we have determined that we can significantly influence based on our common business relationships. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional details regarding the related party transactions.

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

Liquidity and Capital Resources

Our cash balance at March 31, 2021 increased to $5,456,654 as compared to $1,086,753 at December 31, 2020. We estimate the Company currently has sufficient cash available to meet its anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2021, the Company incurred a net loss of $6,163,540 and used cash in operations of $820,305. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $820,305 for the three months ended March 31, 2021 as compared to net cash used in operating activities of $572,935 for the three months ended March 31, 2020. The cash used in operating activities in 2021 was mainly from the net loss for the period of $6,163,540, a change in fair value of options associated with convertible notes of $5,236,920 and offset by amortization and interest expenses associated with convertible notes of $10,468,018. For the three months ended March 31, 2021, non-cash adjustments totaled $5,243,681, which was mostly composed of non-cash expenses of interest expense associated with accretion of convertible notes of $8,561,440, interest expense associated with conversion of notes of $705,596, interest expense due to non-fulfillment of use of proceeds requirements of $1,105,256 and amortization of discount on convertible notes and debt issuance costs of $95,726 and offset by non-cash income of change in fair value of options associated with convertible notes of $5,236,920.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2021 was $39,340 while net cash used in investing activities for the three months ended March 31, 2020 was $24,887.

Financing activities

Net cash provided by financing activities was $5,169,291 and $22,661 for the three months ended March 31, 2021 and 2020, respectively.

The cash provided by financing activities in 2021 was mainly from the net proceeds of convertible notes of $5,210,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Greenpro Capital Corp.

Date: May 17, 2021	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

