Form 10-Q
period 2021-06-30
Greenpro Capital Corp.
filed 2021-08-10
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2021, there were 67,028,574 shares, par value $0.0001, of the registrant’s Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(In U.S. dollars, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (including $174,676 and $172,962 of restricted cash as of June 30, 2021 and December 31, 2020, respectively)	$6,739,280	$1,086,753
Accounts receivable, net of allowance of $11,201 and $24,084 as of June 30, 2021 and December 31, 2020, respectively (including $41 and $152,475 of net accounts receivable from related parties as of June 30, 2021 and December 31, 2020, respectively)	87,914	191,490
Prepaids and other current assets	263,648	190,304
Due from related parties	61,261	62,320
Deferred costs of revenue (including $11,640 and $0 from related parties as of June 30, 2021 and December 31, 2020, respectively)	97,978	81,246
Total current assets	7,250,081	1,612,113

Property and equipment, net	2,878,714	2,881,090
Real Estate investments:
Real estate held for sale	1,974,167	2,218,273
Real estate held for investment, net	736,062	776,080
Intangible assets, net	2,997	3,364
Goodwill	319,726	319,726
Other investments (including $11,718,110 and $6,829,660 of investments in related parties as of June 30, 2021 and December 31, 2020, respectively)	11,718,110	6,829,660
Operating lease right-of-use assets, net	142,305	85,133
Other non-current assets	318,310	70,447
TOTAL ASSETS	$25,340,472	$14,795,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$859,668	$702,726
Current portion of loans secured by real estate	159,831	158,612
Convertible notes payable, net	1,750,712	142,473
Due to related parties	1,083,704	1,108,641
Operating lease liabilities, current portion	88,217	86,975
Deferred revenue (including $313,000 and $558,600 from related parties as of June 30, 2021 and December 31, 2020, respectively)	1,780,213	1,634,075
Derivative liabilities	40,242	1,189,786
Total current liabilities	5,762,587	5,023,288

Long term portion of loans secured by real estate	1,287,774	1,376,996
Operating lease liabilities, net of current portion	64,282	-
Total liabilities	7,114,643	6,400,284

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 65,871,892 and 61,764,562 shares issued and outstanding at June 30, 2021 and December 31, 2020	6,588	6,178
Additional paid in capital	41,916,290	25,135,738
Accumulated other comprehensive loss	(49,191)	(26,863)
Accumulated deficit	(23,912,031)	(16,922,452)
Total Greenpro Capital Corp. stockholders’ equity	17,961,656	8,192,601
Noncontrolling interests in consolidated subsidiaries	264,173	203,001

Total stockholders’ equity	18,225,829	8,395,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,340,472	$14,795,886

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended June 30		Six months ended June 30,
	2021	2020	2021	2020

REVENUES:
Service revenue (including $376,518 and $57,128 of service revenue from related parties for the three months ended June 30, 2021 and 2020, respectively, and $664,989 and $107,971 of service revenue from related parties for the six months ended June 30, 2021 and 2020, respectively)	$757,364	$368,460	$1,316,699	$1,162,173
Sale of real estate properties	-	-	383,445	-
Rental revenue	34,661	32,680	64,899	55,508
Total revenue	792,025	401,140	1,765,043	1,217,681

COST OF REVENUES:
Cost of service revenue (including $0 and $1,096 of cost of service to related parties for the three months ended June 30, 2021 and 2020, respectively, and $0 and $2,190 of cost of service to related parties for the six months ended June 30, 2021 and 2020, respectively)	(87,768)	(71,937)	(171,570)	(200,444)
Cost of real estate properties sold	-	-	(253,276)	-
Cost of rental revenue	(13,491)	(14,607)	(25,306)	(26,241)
Total cost of revenues	(101,259)	(86,544)	(450,152)	(226,685)

GROSS PROFIT	690,766	314,596	1,314,891	990,996

OPERATING EXPENSES:
General and administrative (including $1,449 and $1,901 of general and administrative expense to related parties for the three months ended June 30, 2021 and 2020, respectively, and $6,973 and $3,046 of general and administrative expense to related parties for the six months ended June 30, 2021 and 2020, respectively)	(1,179,855)	(853,285)	(2,561,109)	(1,763,192)
Total operating expenses	(1,179,855)	(853,285)	(2,561,109)	(1,763,192)

LOSS FROM OPERATIONS	(489,089)	(538,689)	(1,246,218)	(772,196)

OTHER INCOME (EXPENSES)
Other income	3,356	59,654	4,122	68,651
Interest income	2,282	176	4,744	319
Interest expense	(1,560,226)	(28,947)	(12,187,264)	(62,551)
Change in fair value of derivative liabilities associated with warrants	59,265	(55,409)	39,744	(39,953)
Change in fair value of options associated with convertible notes	(143,200)	-	5,093,720	-
Gain on extinguishment of convertible notes	1,611,379	-	1,611,379	-
Reversal of write-off notes receivable	3,000,000	-	3,000,000	-
Impairment of other investments (including $3,246,000 and $0 of related party investments for the three and six months ended June 30, 2021 and 2020, respectively)	(3,246,000)	-	(3,246,000)	-
Total other expenses	(273,144)	(24,526)	(5,679,555)	(33,534)

LOSS BEFORE INCOME TAX	(762,233)	(563,215)	(6,925,773)	(805,730)
Income tax expense	(2,634)	-	(2,634)	-
NET LOSS	(764,867)	(563,215)	(6,928,407)	(805,730)
Net income attributable to noncontrolling interest	(5,153)	(3,562)	(61,172)	(4,262)

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(770,020)	(566,777)	(6,989,579)	(809,992)
Other comprehensive (loss) income:
- Foreign currency translation (loss) income	(3,801)	4,936	(22,328)	(35,984)
COMPREHENSIVE LOSS	$(773,821)	$(561,841)	$(7,011,907)	$(845,976)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.11)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	65,516,503	55,505,329	62,741,231	54,918,182

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In U.S. dollars, except share data)

(Unaudited)

Three months ended June 30, 2021 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of March 31, 2021 (Unaudited)	62,107,154	$6,212	$35,816,307	$(45,390)	$(23,142,011)	$259,020	$12,894,138
Fair value of shares issued for other investment	3,000,000	300	7,205,700	-	-	-	7,206,000
Fair value of shares issued for subscription fee	60,000	6	144,114	-	-	-	144,120
Fair value of shares issued from conversion of promissory note	704,738	70	1,641,969	-	-	-	1,642,039
Value of beneficial conversion feature resulting from debt extinguishment	-	-	(2,891,800)	-	-	-	(2,891,800)
Foreign currency translation	-	-	-	(3,801)	-	-	(3,801)
Net (loss) income	-	-	-	-	(770,020)	5,153	(764,867)
Balance as of June 30, 2021 (Unaudited)	65,871,892	$6,588	$41,916,290	$(49,191)	$(23,912,031)	$264,173	$18,225,829

Six months ended June 30, 2021 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2020	61,764,562	$6,178	$25,135,738	$(26,863)	$(16,922,452)	$203,001	$8,395,602
Fair value of shares issued for other investments	3,342,592	334	8,130,666	-	-	-	8,131,000
Fair value of shares issued for subscription fee	60,000	6	144,114	-	-	-	144,120
Fair value of shares issued from conversion of promissory note	704,738	70	1,641,969	-	-	-	1,642,039
Beneficial conversion feature related to convertible notes	-	-	4,010,083	-	-	-	4,010,083
Reclassification of conversion option related to a convertible note	-	-	5,745,520	-	-	-	5,745,520
Value of beneficial conversion feature resulting from debt extinguishment	-	-	(2,891,800)	-	-	-	(2,891,800)
Foreign currency translation	-	-	-	(22,328)	-	-	(22,328)
Net (loss) income	-	-	-	-	(6,989,579)	61,172	(6,928,407)
Balance as of June 30, 2021 (Unaudited)	65,871,892	$6,588	$41,916,290	$(49,191)	$(23,912,031)	$264,173	$18,225,829

Three months ended June 30, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of March 31, 2020 (Unaudited)	54,723,889	$5,473	$16,417,481	$(136,089)	$(13,403,844)	$194,831	$3,077,852
Fair value of shares issued for other investment	4,444,444	444	3,999,556	-	-	-	4,000,000
Changes in ownership interests in subsidiaries	-	-	109,353	-	-	(109,353)	-
Foreign currency translation	-	-	-	4,936	-	-	4,936
Net (loss) income	-	-	-	-	(566,777)	3,562	(563,215)
Balance as of June 30, 2020 (Unaudited)	59,168,333	$5,917	$20,526,390	$(131,153)	$(13,970,621)	$89,040	$6,519,573

Six months ended June 30, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2019	54,723,889	$5,473	$16,417,481	$(95,169)	$(13,160,629)	$186,685	$3,353,841
Fair value of shares issued for other investment	4,444,444	444	3,999,556	-	-	-	4,000,000
Derecognition of non-controlling interest due to deconsolidation	-	-	-	-	-	7,446	7,446
Changes in ownership interests in subsidiaries	-	-	109,353	-	-	(109,353)	-
Foreign currency translation	-	-	-	(35,984)	-	-	(35,984)
Net (loss) income	-	-	-	-	(809,992)	4,262	(805,730)
Balance as of June 30, 2020 (Unaudited)	59,168,333	$5,917	$20,526,390	$(131,153)	$(13,970,621)	$89,040	$6,519,573

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In U.S. dollars)

(Unaudited)

	Six months ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(6,928,407)	$(805,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,669	128,758
Amortization of right-of-use assets	108,490	137,324
Amortization of discount on convertible notes	160,077	-
Amortization of debt issuance costs	56,959	-
Interest expense associated with accretion of convertible notes	8,561,440	-
Interest expense associated with conversion of notes	1,700,909	-
Interest expense due to non-fulfillment of use of proceeds requirements	1,105,256	-
Provision for bad debts	13,743	(28,911)
Fair value of shares issued for subscription fee	144,120	-
Reversal of write-off notes receivable	(3,000,000)	-
Impairment of other investment-related party	3,246,000	-
Gain on sale of real estate held of sale	(130,169)	-
Loss on disposal of property and equipment	-	114
Loss on disposal of a subsidiary	-	125
Increase in cash surrender value on life insurance	-	(923)
Loss on deconsolidation of controlled subsidiaries	-	727
Change in fair value of derivative liabilities associated with warrants	(39,744)	39,953
Change in fair value of options associated with convertible notes	(5,093,720)	-
Gain on extinguishment of convertible notes	(1,611,379)	-
Changes in operating assets and liabilities:
Accounts receivable, net	103,576	152,716
Prepaids and other current assets	315	(11,703)
Deferred costs of revenue	(16,732)	21,424
Accounts payable and accrued liabilities	156,942	(84,486)
Operating lease liabilities	(100,138)	(137,485)
Income tax payable	-	(13,601)
Deferred revenue	146,138	(270,000)
Net cash used in operating activities	(1,331,655)	(871,698)

Cash flows from investing activities:
Purchase of property and equipment	(35,133)	(2,042)
Purchase of other investments	(3,450)	-
Proceeds from real estate held for sale	48,448	-
Proceeds from sale of property and equipment	-	93
Net decrease in cash due to deconsolidation of subsidiaries	-	(25,015)
Net cash provided by (used in) investing activities	9,865	(26,964)

Cash flows from financing activities:
Principal payments of loans secured by real estate	(80,705)	(71,921)
Advances (to) from related parties	(26,304)	218,825
Proceeds from convertible promissory notes, net	5,210,000	-
Collection of notes receivable	3,000,000	-
Convertible note redemptions paid in cash	(1,120,000)	-
Net cash provided by financing activities	6,982,991	146,904

Effect of exchange rate changes in cash and cash equivalents	(8,674)	54,484
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	5,652,527	(697,274)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,086,753	1,256,739

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$6,739,280	$559,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$3,645	$16,769
Cash paid for interest	$331,691	$62,551

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Noncash assets derecognized on deconsolidation of controlled subsidiaries	$-	$142,130
Noncash liabilities derecognized on deconsolidation of controlled subsidiaries	$-	$173,680
Fair value of shares issued for other investments	$8,131,000	$4,000,000
Fair value of shares issued from conversion of promissory note	$1,642,039	$-
Beneficial conversion feature associated with convertible notes payable	$4,010,083	$-
Reclassification of conversion option associated with convertible notes payable to additional paid in capital	$5,745,520	$-
Derecognition of beneficial conversion feature value from additional paid in capital resulting from debt extinguishment	$2,891,800	$-
Right-of-use assets and operating lease liabilities removed for terminated operating leases	$-	$158,870

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2021 and 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Condensed Consolidated Balance Sheet information as of December 31, 2020 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on April 12, 2021. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2021, the Company incurred a net loss of $6,928,407 and used cash in operations of $1,331,655. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At June 30, 2021 and December 31, 2020, cash included funds held by employees of $19,643 and $10,911, respectively, and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$4,393,140	$147,371
Denominated in Hong Kong Dollars	1,829,775	623,652
Denominated in Chinese Renminbi	339,788	270,014
Denominated in Malaysian Ringgit	176,577	45,716
Cash, cash equivalents, and restricted cash	$6,739,280	$1,086,753

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

At June 30, 2021, the Company had twenty three investments in equity securities without readily determinable fair values of related parties valued at $11,718,110, from which ten investments in equity securities without readily determinable fair values of related parties had been fully impaired with carrying value of $nil (see Note 3).

At December 31, 2020, the Company had nineteen investments in equity securities without readily determinable fair values of related parties valued at $6,829,660, from which ten investments in equity securities without readily determinable fair values of related parties had been fully impaired with carrying value of $nil (see Note 3).

Debt discount

During the six months ended June 30, 2021, the Company incurred $570,000 of debt discount related to the issuance of convertible promissory notes, as described in Note 5. The discount was amortized over the life of the convertible promissory notes and the Company recognized $160,077 of related amortization expense for the six months ended June 30, 2021.

Debt issuance costs

During the six months ended June 30, 2021, the Company incurred direct costs associated with the issuance of convertible promissory notes, as described in Note 5, and recorded $290,000 of debt issuance costs as a discount to the convertible promissory notes and amortized over the life of the convertible promissory notes. The Company recognized approximately $56,959 of related amortization expense for the six months ended June 30, 2021.

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

Income (loss) per share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of shares from stock warrants. For the three and six months ended June 30, 2021 and 2020, the only outstanding Common Stock equivalents were warrants for 53,556 potentially dilutive shares outstanding. These warrants have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore, basic and diluted net loss per share were the same.

Foreign currency translation

The consolidated financial statements are presented in United States Dollars (“US$”), which is the functional and reporting currency of the Company. In addition, the Company’s operating subsidiaries maintain their books and records in their respective functional currency, which consists of the Malaysian Ringgit (“MYR”), Chinese Renminbi (“RMB”), Hong Kong Dollars (“HK$”) and Australian Dollars (“AU$”).

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2021	2020
Period-end MYR : US$1 exchange rate	4.15	4.29
Period-average MYR : US$1 exchange rate	4.10	4.26
Period-end RMB : US$1 exchange rate	6.46	7.07
Period-average RMB : US$1 exchange rate	6.46	7.05
Period-end HK$ : US$1 exchange rate	7.77	7.75
Period-average HK$ : US$1 exchange rate	7.76	7.76
Period-end AU$ : US$1 exchange rate	1.33	1.45
Period-average AU$ : US$1 exchange rate	1.31	1.52

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

As of June 30, 2021 and December 31, 2020, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of derivative liabilities of $40,242 and $1,189,786, respectively (see Note 6). The following table sets forth a summary of the changes in the estimated fair value of our derivative during the six-month period ended June 30, 2021:

Derivative liability
Fair value as of December 31, 2020	$1,189,786
Net change in the fair value of derivative liability associated with warrants	(39,744)
Derecognition of derivative liability resulting from convertible note redemptions	(1,109,800)
Fair value as of June 30, 2021 (Unaudited)	$40,242

Concentrations of risks

For the three months ended June 30, 2021, two customers accounted for 40% (23% and 17%) of revenues. For the six months ended June 30, 2021, three customers accounted for 51% (22%, 19% and 10%) of revenues. For the three months ended June 30, 2020, no customer accounted for 10% or more of revenues. For the six months ended June 30, 2020, one customer accounted for 28% of revenues. For the period ended June 30, 2021, three customers accounted for 48% (28%, 10% and 10%) of accounts receivable. For the period ended June 30, 2020, two customers accounted for 22% (12% and 10%) of accounts receivable.

For the three and six months ended June 30, 2021 and 2020, no vendor accounted for 10% or more of the Company’s cost of revenues. For the period ended June 30, 2021, three vendors accounted for 47% (21%, 15% and 11%) of accounts payable. For the period ended June 30, 2020, two vendors accounted for 34% (20% and 14%) of accounts payable.

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

Revenue from services

For certain of our service contracts providing assistance to clients in capital market listings (“Listing services”), our services provided are considered to be one performance obligation. Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability, and may record a liability if costs exceed revenue is determined.

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) in accounting for the sale of real estate properties. The Company records the sale based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset to the buyer. During the three and six months ended June 30, 2021, there was no sales of real estate and one unit of real estate property sold to a buyer, respectively. The Company recorded no sales revenue from the real estate property held for sale for the three and six months ended June 30, 2020.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non-listing services	$457,364	$355,075
Corporate advisory – Listing services	300,000	13,385
Rental of real estate properties	34,661	32,680
Total revenue	$792,025	$401,140

	Three Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$578,879	$248,980
Malaysia	146,940	107,312
China	66,206	44,848
Total revenue	$792,025	$401,140

	Six Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non-listing services	$816,699	$806,788
Corporate advisory – Listing services	500,000	355,385
Rental of real estate properties	64,899	55,508
Sale of real estate properties	383,445	-
Total revenue	$1,765,043	$1,217,681

	Six Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$1,340,487	$911,473
Malaysia	282,841	231,254
China	141,715	74,954
Total revenue	$1,765,043	$1,217,681

Our contract balances include deferred costs of revenue and deferred revenue.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Six Months Ended June 30, 2021
(Unaudited)
Deferred revenue, January 1, 2021	$1,634,075
New contract liabilities	646,138
Performance obligations satisfied	(500,000)
Deferred revenue, June 30, 2021	$1,780,213

Deferred Costs of Revenue

For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded for any costs incurred in advance of the performance obligation.

Deferred revenue and deferred costs of revenue at June 30, 2021 and December 31, 2020 are classified as current assets or current liabilities and totaled:

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)
Deferred revenue	$1,780,213	$1,634,075
Deferred costs of revenue	$97,978	$81,246

NOTE 3 - OTHER INVESTMENTS

	As of	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
(A) Investment in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$51,613	$51,613
(2) Other related parties	11,666,497	6,413,547
(B) Stock option (a related party)	-	364,500
Total	$11,718,110	$6,829,660

(A)	Investment in equity securities without readily determinable fair values of affiliates (related parties):

Equity securities without readily determinable fair values are investments in privately held companies without readily determinable market values. The Company adopted the guidance of ASC 321, Investments - Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of same issuer (the “Measurement Alternative”). The fair value of equity securities without readily determinable fair values that have been remeasured due to impairment are classified within Level 3. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired. For the three and six months ended June 30, 2021, the Company recognized an impairment loss of $3,246,000 for one of the equity securities without readily determinable fair values. During the year ended December 31, 2020, the Company did not recognize any fair value adjustments for equity securities without readily determinable fair values.

In addition, the Company held equity securities without readily determinable fair values that were recorded at cost. For these cost method investments, we recorded as other investments in our condensed consolidated balance sheets. We reviewed all of our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally used discounted cash flow analyses to that the fair values of our cost method investments approximated or exceeded their carrying values as of June 30, 2021.

At June 30, 2021 and December, 31 2020, the carrying values of equity securities without readily determinable fair values are as follows:

	As of	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
Original cost	$15,338,339	$6,839,389
Unrealized gains (losses)	-	-
Provision for impairment or decline in value	(3,620,229)	(374,229)
Equity securities without readily determinable fair values, net	$11,718,110	$6,465,160

The Company had cost method investments with a carrying value of $11,718,110 and $6,465,160 as of June 30, 2021 and December 31, 2020, respectively.

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

At June 30, 2021, together with the 10% shareholdings or 200,000 ordinary shares of FBHI acquired at a consideration of $1,000,000 or $1.458 per share on December 11, 2020, GVCL in aggregate holds 360,000 ordinary shares of FBHI, representing 18% of the total issued and outstanding shares of FBHI. The investment was recognized at historical cost of $2,289,000 under other investments.

(c) Simson Wellness Tech. Corp.:

On February 19, 2021, GVCL entered into a subscription agreement with Simson Wellness Tech. Corp., a Nevada corporation, which is a digital platform that acts as middleware for distribution of optical products (“Simson”). Pursuant to the agreement, GVCL acquired 5,000,000 shares of common stock of Simson at a price of $500 or $0.0001 per share. The investment was recognized at historical cost of $500 under other investments.

(d) Innovest Energy Fund:

On February 11, 2021, Greenpro Resources Limited, a subsidiary of the Company (“GRL”) entered into a subscription agreement with Innovest Energy Fund, a global multi-asset fund incorporated in the Cayman Island, and is principally engaged in developing a multi-faceted suite of products and services for the cryptocurrency industry and economy (the “Fund”). Pursuant to the agreement, GRL agreed to subscribe for $7,206,000 worth of Class B shares of the Fund by issuing 3,000,000 restricted shares of the Company’s Common Stock, par value $0.0001 per share, valued at $7,206,000 to the Fund.

On April 7, 2021, the Company issued 3,000,000 restricted shares of its Common Stock to the Fund and issued 60,000 restricted shares of its Common Stock to a designee of the Fund as a subscription fee of $144,120 ($2.402 per share) associated with the investment.

At June 30, 2021, the Company determined that its investment in the Fund was impaired and revalued at $3,960,000, and an impairment loss of $3,246,000 was recorded.

(e) Jocom Holdings Corp.:

On June 2, 2021, GVCL entered into a subscription agreement with Jocom Holdings Corp., a Nevada corporation, which operates a Malaysia-based m-commerce platform specializing in online grocery shopping via smartphones (“Jocom”). Pursuant to the agreement, GVCL acquired 1,500,000 shares of common stock of Simson at a price of $150 or $0.0001 per share. The investment was recognized at historical cost of $150 under other investments.

Impairment of other investments

For the three and six months ended June 30, 2021, the Company recognized an impairment loss of $3,246,000 of other investments. For the year ended December 31, 2020, there was no impairment of other investments recorded.

NOTE 4 - OPERATING LEASES

The Company has two separate operating lease agreements for one office space in Hong Kong with remaining lease terms of 20.5 months and one office space in Malaysia with remaining lease terms of 9 months. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Six Months Ended June 30, 2021
(Unaudited)
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$127,568

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2021	$103,060
Weighted average remaining lease term – operating leases (in years)	1.71
Average discount rate – operating leases	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

As of June 30, 2021
(Unaudited)
Operating leases
Long-term right-of-use assets	$142,305

Short-term operating lease liabilities	$88,217
Long-term operating lease liabilities	64,282
Total operating lease liabilities	$152,499

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
(Unaudited)
2021 (remaining 6 months)	$46,355
2022	92,711
2023	18,941
Total lease payments	158,007
Less: Imputed interest/present value discount	(5,508)
Present value of lease liabilities	$152,499

Lease expenses were $49,924 and $127,568 during the three and six months ended June 30, 2021, respectively, and $71,303 and $172,030 during the three and six months ended June 30, 2020, respectively.

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

Investor Conversion and Early Redemption Options

At the Investors’ option, the notes can be converted in Company’s Common Stock at any time at the conversion price of $1 per share, subject to standard anti-dilution protection clauses (the lender’s conversion price).

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

Issuer Early Redemption Option

The Company has an option to prepay the notes ahead of contractual maturity at 120% of the outstanding balance of the note.

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

Estimated fair value of the derivative liability, $408,800 for each of two promissory notes and $489,100 for the other promissory note, in aggregate of $1,306,700. Proceeds allocated to debt net of debt discount were $148,000 for each of the two promissory notes and $178,500 for the other note, in aggregate of $474,500. The excess of estimated fair value of derivative liability and other debt discount over the debt proceeds was $832,200 (the excess). The excess was due to the terms of debt financing transactions and management effort to address Company’s liquidity issues. The Company recognized the excess as an upfront interest expense in the income statement. Net carrying value of promissory notes at issuance was $nil.

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

On April 14, 2021, Streeterville Capital, LLC (“Streeterville”), exercised an option defined in the terms of the convertible promissory note issued by the Company on October 13, 2020, to redeem the note after 6 months from issuance date, at a conversion price of $1 per share. The note was repaid upon issuance of 704,738 restricted shares of the Company’s Common Stock to Streeterville on April 16, 2021.

On April 12 and 16, 2021, the Company exercised an option defined in the terms of the convertible promissory notes issued to FirstFire Global Opportunities Fund, LLC (“FirstFire”) and Granite Global Value Investments Ltd. (“Granite”) on October 13, 2020, to prepay the notes ahead of contractual maturity of April 12, 2022 at 120% of the notes’ principal value and accrued and unpaid face interest. The notes issued to FirstFire and Granite with additional charge for early redemption of $235,638, were repaid with cash of $705,600 and $707,515, respectively on April 19, 2021.

At June 30, 2021, fair value of the derivative liability related to Investors’ early redemption options, resulting from redemption of notes was zero (see Note 6).

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

Pursuant to the obligation in Section 1.3 of the note issued to Streeterville on February 11, 2021, the Company agreed to use the proceeds received hereunder to repay the outstanding convertible notes it issued to FirstFire Global Opportunities Fund, LLC and Granite Global Value Investments Ltd on October 13, 2020 (the “Outstanding Investor Notes”) within fifteen (15) days of the Effective Date (the “Repayment Date”). In the event the Company fails to repay the Outstanding Investor Notes by the Repayment Date, the Outstanding Balance will automatically increase by twenty-five percent (25%).

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

Amount of unamortized debt discount including initial issuance discount, transaction cost, beneficial conversion feature, and separated derivative liability was $5,424,545 at June 30, 2021 and $1,647,527 at December 31, 2020, respectively.

Summary of convertible debt’s interest expense is as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(Unaudited)	(Unaudited)
Coupon interest	$188,717	$328,409
Amortization of discount on convertible notes	89,281	160,077
Amortization of debt issuance costs	32,029	56,959
Interest expense associated with conversion of notes	995,312	1,700,909
Interest expense associated with accretion of convertible notes payable	-	8,561,440
Interest expense due to non-fulfillment of use of proceeds requirements	-	1,105,256
Additional charge for early redemption	235,638	235,638
Total	$1,540,977	$12,148,688

All convertible promissory notes were classified as short-term due to lender’s earlier redemption or put option.

At June 30, 2021 and December 31, 2020, carrying values of the short-term convertible notes are as follows:

	June 30, 2021	December 31, 2020
	(Unaudited)
Face value of convertible notes	$7,860,000	$1,790,000
Additional 25% to Outstanding Balance due to non-fulfillment of use of proceeds requirements	1,105,256	-
Initial discount	(584,801)	(174,878)
Discount related to debt issuance costs	(356,261)	(123,220)
Discount related to beneficial conversion feature	(2,736,110)	(943,584)
Discount related to put options	(327,631)	(405,845)
Discount related to conversion option	(2,872,661)	-
Redemptions	(337,080)	-
Net convertible notes payable	1,750,712	142,473
Accrued interest during the period / year	274,936	38,742
Carrying value of convertible notes payable	$2,025,648	$181,215

Contractual maturities on the convertible debt and carrying value are as follows:

Period ending June 30,
2022	$8,248,782
Less: Interest	(6,223,134)
Carrying value	$2,025,648

The Company determined the fair value of debt to be $7,992,100 and $3,669,500 at June 30, 2021 and December 31, 2020, respectively. The level of the fair value hierarchy is Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation model.

Components and costs of two convertible promissory notes issued during the period ended June 30, 2021 are as follows:

Six Months Ended June 30, 2021
(Unaudited)
Original Principal Amount	$6,070,000
Less: Original issue discount (OID)	(550,000)
Less: Transaction Expense Amount	(20,000)
Purchase Price	5,500,000
Less: Broker Fee	(290,000)
Net proceeds	$5,210,000

NOTE 6 - DERIVATIVE LIABILITIES

	As of	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
Fair value of warrants	$40,242	$79,986
Fair value of options associated with convertible promissory notes	-	1,109,800
Total	$40,242	$1,189,786

At June 30, 2021, the Company has outstanding warrants exercisable into 53,556 shares of the Company’s Common Stock. The strike price of warrants is denominated in US dollars, a currency other than the Company’s functional currencies, the HK$, RMB, and MYR. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2020, the balance of the derivative liabilities related to warrants was $79,986. During the six months ended June 30, 2021, the Company recorded a decrease in fair value of derivatives of $39,744. At June 30, 2021, the balance of the derivative liabilities related to warrants was $40,242.

The derivative liabilities related to warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
Risk-free interest rate	$2.1%	$1.7%
Expected volatility	178%	181%
Contractual life (in years)	2.0 years	2.4 years
Expected dividend yield	0.00%	0.00%
Fair value of warrants	$40,242	$79,986

The risk-free interest rate is based on the yield available on U.S. Treasury securities. The Company estimates volatility based on the historical volatility of its Common Stock. The contractual life of the warrants is based on the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future. For the six months ended June 30, 2021, the Company recognized a gain of $39,744 associated with the revaluation of above derivative liability.

Convertible debt early redemption options

On October 13, 2020, the Company issued three unsecured convertible promissory notes with certain Investors’ early redemption options, that are considered derivative liabilities (see Note 5).

On April 14, 2021, Streeterville Capital, LLC (“Streeterville”), exercised an option defined in the terms of the convertible promissory note issued by the Company on October 13, 2020, to redeem the note after 6 months from issuance date, at a conversion price of $1 per share. The note was repaid upon 704,738 restricted shares of the Company’s Common Stock were issued to Streeterville on April 16, 2021.

On April 12 and 16, 2021, the Company exercised an option defined in the terms of the convertible promissory notes issued to FirstFire Global Opportunities Fund, LLC (“FirstFire”) and Granite Global Value Investments Ltd. (“Granite”) on October 13, 2020, to prepay the notes ahead of contractual maturity of April 12, 2022 at 120% of the notes’ principal value and accrued and unpaid face interest. The notes issued to FirstFire and Granite with additional charge for early redemption of $235,638, were repaid with cash of $705,600 and $707,515, respectively on April 19, 2021.

At June 30, 2021, fair value of the derivative liability related to Investors’ early redemption options, resulting from redemption of notes was zero (see Note 5).

The Company used Trinomial Option Pricing Model to estimate the fair value of the derivative liability related to Investors’ early redemption options. The derivative liability was classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation model. The Company estimated the fair value of the derivative liability to be $0 and $1,109,800 at June 30, 2021 and December 31, 2020, respectively.

The Company estimated the fair value of derivative liabilities using the following assumptions:

	As of	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
Risk free rate	0.00%	0.11%
Fair value of underlying stock	$-	$2.05
Expected term (in years)	-	1.28
Stock price volatility	-%	206.17%
Expected dividend yield	0.00%	0.00%
Fair value of options	$-	$1,109,800

At June 30, 2021, the fair value of derivative liability was zero, resulting from redemptions of three convertible notes issued in October 2020.

NOTE 7 - WARRANTS

In 2018, the Company issued warrants exercisable into 53,556 shares of Common Stock. The warrants were fully vested when issued, have an exercise price of $7.20 per share, and expire in 2023. A summary of warrant activity during the six months ended June 30, 2021 is presented below:

			Remaining
	Number		Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Warrants outstanding at December 31, 2020	53,556	$7.20
Granted	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding at June 30, 2021	53,556	$7.20	2.0
Warrants exercisable at June 30, 2021	53,556	$7.20	2.0

At June 30, 2021, the intrinsic value of outstanding warrants was zero.

NOTE 8 - RELATED PARTY TRANSACTIONS

Due from related parties:	June 30, 2021	December 31, 2020
	(Unaudited)
Accounts receivable, net
Due from related party B (net of allowance of $41 and $8,025 as of June 30, 2021 and December 31, 2020, respectively)	$41	$152,475

Due from related parties
Due from related party D	36	-
Due from related party G	1,225	2,320
Due from related party H	60,000	60,000
Total	$61,302	$214,795

Due to related parties:	June 30, 2021	December 31, 2020
	(Unaudited)
Due to related party A	$9,922	$586
Due to related party B	16,053	9,580
Due to related party G	5,022	-
Due to related party I	1,698	-
Due to related party J	704,601	744,428
Due to related party K	346,408	354,047
Total	$1,083,704	$1,108,641

	For the six months ended June 30,
Related party revenue and expense transactions:	2021	2020
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$79,391	$18,709
- Related party B	563,073	73,174
- Related party C	115	831
- Related party D	16,579	5,911
- Related party E	3,819	9,390
- Related party G	1,427	-
- Related party I	585	-
- Related party K	-	(44)
Total	$664,989	$107,971

Cost of service revenue to related parties
- Related party B	$-	$2,190
Total	$-	$2,190

General and administrative expenses to related parties
- Related party A	$4,397	$180
- Related party B	1,932	1,932
- Related party D	644	-
- Related party G	-	934
Total	$6,973	$3,046

Impairment of other investments with related parties:
- Related party B	$3,246,000	$-
Total	$3,246,000	$-

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

Related party H represents a company in which we currently have an approximate 48% equity-method investment. At June 30, 2021 and December 31, 2020, amounts due from Related party H are unsecured, bear no interest, and are payable upon demand. During 2018, the Company acquired 49% of Related party H for total consideration of $368,265. At December 31, 2018, the Company determined that its investments in Related party H was impaired and recorded an impairment of other investments of $368,265.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the six months ended June 30, 2021 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$448,344	$1,316,699	$-	$1,765,043
Cost of revenues	278,582	171,570	-	450,152
Depreciation and amortization	78,352	1,556	4,761	84,669
Net income (loss)	152,930	(3,842,690)	(3,238,647)	(6,928,407)

Total assets	2,440,299	14,953,540	7,946,633	25,340,472
Capital expenditures for long-lived assets	$-	$7,241,133	$928,450	$8,169,583

	For the six months ended June 30, 2020 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$55,508	$1,162,173	$-	$1,217,681
Cost of revenues	26,241	200,444	-	226,685
Depreciation and amortization	75,148	48,515	5,095	128,758
Net income (loss)	10,497	(508,569)	(307,658)	(805,730)

Total assets	2,466,329	4,936,420	4,123,285	11,526,034
Capital expenditures for long-lived assets	$-	$2,042	$4,000,000	$4,002,042

(b) By Geography*

	For the six months ended June 30, 2021 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$1,340,487	$282,841	$141,715	$1,765,043
Cost of revenues	336,728	98,958	14,466	450,152
Depreciation and amortization	6,149	16,819	61,701	84,669
Net income (loss)	(6,804,232)	154,917	(279,092)	(6,928,407)

Total assets	20,020,037	1,168,435	4,152,000	25,340,472
Capital expenditures for long-lived assets	$8,169,225	$2,079	$2,279	$8,169,583

	For the six months ended June 30, 2020 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$911,473	$231,254	$74,954	$1,217,681
Cost of revenues	131,956	93,736	993	226,685
Depreciation and amortization	52,665	17,079	59,014	128,758
Net loss	(474,989)	(75,760)	(254,981)	(805,730)

Total assets	7,679,172	910,594	2,936,268	11,526,034
Capital expenditures for long-lived assets	$4,000,000	$2,042	$-	$4,002,042

*	Revenues and costs are attributed to countries based on the location where the entities operate.

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

During the three and six months ended June 30, 2021 and 2020, we operated in three regions: Hong Kong, Malaysia and China. We derived revenue from the provision of services and rental activities of our commercial properties.

Comparison of the three months ended June 30, 2021 and 2020

Total revenue

Total revenue was $792,025 and $401,140 for the three months ended June 30, 2021 and 2020, respectively. The increased amount of $390,885 was primarily due to an increase in the revenue from our business services. We expect revenue from our business services segment to steadily improve as we expand our businesses into new territories.

Service business revenue

Revenue from the provision of business services was $757,364 and $368,460 for the three months ended June 30, 2021 and 2020, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We expect revenue from our business services segment to steadily improve as we expand our businesses into new territories.

Real estate business

Sale of real estate properties

There was no revenue generated from the sale of real estate properties for the three months ended June 30, 2021 and 2020, respectively.

Rental revenue

Revenue from rentals was $34,661 and $32,680 for the three months ended June 30, 2021 and 2020, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total operating costs and expenses

Total operating costs and expenses were $1,281,114 and $939,829 for the three months ended June 30, 2021 and 2020, respectively. They consist of cost of service revenue, cost of rental revenue, and general and administrative expenses.

Loss from operations for the three months ended June 30, 2021 and 2020 was $489,089 and $538,689, respectively. A decrease in loss from operations was mainly due to an increase in service revenue.

Cost of service revenue

Cost of revenue on provision of services was $87,768 and $71,937 for the three months ended June 30, 2021 and 2020, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

A slightly increase of cost of service revenue was mainly due to an increase of service business revenue in 2021 accordingly.

Cost of real estate properties sold

There was no cost incurred for the sale of real estate properties for the three months ended June 30, 2021 and 2020 respectively.

Cost of rental revenue

Cost of rental revenue was $13,491 and $14,607 for the three months ended June 30, 2021 and 2020, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by tenants. A slight decrease of cost of rental revenue was mainly due to an assessment fee of $812 incurred for the three months ended June 30, 2020, but no such fee incurred for the three months ended June 30, 2021.

General and administrative expenses

General and administrative (“G&A”) expenses were $1,179,855 and $853,285 for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021, G&A expenses consisted primarily of directors’ compensation of $164,583, salary and wages of $360,829, advertising and promotion expenses of $105,771, other professional fees of $70,075, rental expenses of $49,924 and subscription fees of $144,746. We expect our G&A expenses to continue to increase as we integrate our business acquisitions, expand our existing business and develop new markets in other regions.

Other income or expenses

Net other expenses were $273,144 and $24,526 for the three months ended June 30, 2021 and 2020, respectively. Loss on change in fair value of derivative liabilities was $83,935, which mainly composed of fair value loss of options associated with convertible notes of $143,200 and offset by a fair value gain associated with warrants of $59,265 for the three months ended June 30, 2021, while a loss on change in fair value of derivative liabilities associated with warrants was $55,409 for the three months ended June 30, 2020. Interest expense was $1,560,226, which mainly consisted of interest expense associated with convertible notes of $1,540,977 for the three months ended June 30, 2021, while interest expense was $28,947 for the three months ended June 30, 2020. Gain on extinguishment of convertible notes of $1,611,379, reversal of write-off notes receivable of $3,000,000, and offset by impairment of other investments of $3,246,000 were recorded for the three months ended June 30, 2021.

Interest expenses

On October 13, 2020, the Company issued three unsecured promissory notes to Streeterville Capital, LLC, FirstFire Global Opportunities Fund, LLC and Granite Global Value Investments Ltd. (collectively, the “Investors”), respectively. The Company issued another unsecured promissory note to Streeterville Capital, LLC (“Streeterville”) on January 8, 2021 and February 11, 2021, respectively (see Note 5). Interest expenses related to the convertible promissory notes totaled $1,540,977 for the three months ended June 30, 2021, which included coupon interest expense of $188,717, amortization of discount on convertible notes of $89,281, amortization of debt issuance costs of $32,029, interest expense associated with conversion of notes of $995,312 and additional charge for early redemption of $235,638.

Total interest expenses were $1,560,226 and $28,947 for the three months ended June 30, 2021 and 2020, respectively.

Net loss

Net loss was $764,867 and $563,215 for the three months ended June 30, 2021 and 2020, respectively. An increase in net loss was mainly due to an increase of G&A expenses, interest expenses associated with the aforementioned convertible promissory notes and an impairment loss of other investments.

Net income or loss attributable to noncontrolling interest

The Company records net income or loss attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

For the three months ended June 30, 2021 and 2020, the Company recorded net income attributable to a noncontrolling interest of $5,153 and $3,562, respectively.

Comparison of the six months ended June 30, 2021 and 2020

Total revenue

Total revenue was $1,765,043 and $1,217,681 for the six months ended June 30, 2021 and 2020, respectively. The increase of $547,362 was due to an increase of revenue in business services and sale of real estate properties. We expect revenue from our business services segment to steadily improve as we are expand our businesses into new territories.

Service business revenue

Revenue from the provision of business services was $1,316,699 and $1,162,173 for the six months ended June 30, 2021 and 2020, respectively. It was derived principally from business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We expect revenue from our business services segment to steadily improve as we expand our businesses into new territories.

Real estate business

Sale of real estate properties

Revenue from the sale of real estate property was $383,445 for the six months ended June 30, 2021, which was derived from the sale of one commercial property located in Hong Kong. There was no revenue generated from the sale of real estate property for the six months ended June 30, 2020.

Rental revenue

Revenue from rentals was $64,899 and $55,508 for the six months ended June 30, 2021 and 2020, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. The increase in rental revenue is due to the Company leasing out more units for the six months ended June 30, 2021 compared to six months ended June 30, 2020. We believe our rental income will be stable in the near future.

Total operating costs and expenses

Total operating costs and expenses were $3,011,261 and $1,989,877 for the six months ended June 30, 2021 and 2020, respectively. They consist of cost of service revenue, cost of real estate properties sold, cost of rental revenue and G&A expenses. The Company incurred $2,561,109 of G&A expenses for the six months ended June 30, 2021 compared with $1,763,192 of G&A expenses for the six months ended June 30, 2020.

Cost of service revenue

Costs of revenue on provision of services were $171,570 and $200,444 for the six months ended June 30, 2021 and 2020, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered. A decrease of cost of service revenue was mainly due to a decrease of other professional fees directly attributable to the services for the six months ended June 30, 2021.

Cost of real estate properties sold

Cost of revenue on real estate property sold was $253,276 for the six months ended June 30, 2021. It primarily consisted of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred. There was no revenue generated from the sale of real estate property for the six months ended June 30, 2020, hence no cost was recorded accordingly.

Cost of rental revenue

Cost of rental revenue was $25,306 and $26,241 for the six months ended June 30, 2021 and 2020, respectively. It includes the costs associated with government rent and rates, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fees and utility expenses are paid directly by the tenants. A slightly decrease of cost of rental revenue was mainly due to an assessment fee of $812 incurred for the six months ended June 30, 2020, but without such fee incurred for the six months ended June 30, 2021.

General and administrative expenses

G&A expenses were $2,561,109 and $1,763,192 for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, G&A expenses consisted primarily of directors’ compensation of $329,217, salary and wages of $722,042, advertising and promotion expenses of $248,205, other professional fees of $182,102, commission expenses of $260,494, rental expenses of $127,568 and subscription fees of $149,086. We expect our G&A expenses to continue to increase as we expect to integrate our business acquisitions, deepen our existing businesses and develop new markets in other regions.

Other income or expenses

Net other expenses were $5,679,555 and $33,534 for the six months ended June 30, 2021 and 2020, respectively. Gain on change in fair value of derivative liabilities was $5,133,464, which was composed of a fair value gain of options associated with convertible notes of $5,093,720 and a fair value gain associated with warrants of $39,744 for the six months ended June 30, 2021, as compared to a loss on change in fair value of derivative liabilities associated with warrants of $39,953 for the six months ended June 30, 2020. Interest expense was $12,187,264, which mainly consisted of interest expense associated convertible notes of $12,148,688 for the six months ended March 31, 2021, while interest expense was $62,551 for the six months ended June 30, 2020. Gain on extinguishment of convertible notes of $1,611,379, reversal of write-off notes receivable of $3,000,000, and offset by impairment of other investments of $3,246,000 were recorded for the six months ended June 30, 2021.

Interest expenses

On October 13, 2020, the Company issued three unsecured promissory notes to Streeterville Capital, LLC, FirstFire Global Opportunities Fund, LLC and Granite Global Value Investments Ltd. (collectively, the “Investors”), respectively. The Company issued another unsecured promissory note to Streeterville Capital, LLC (“Streeterville”) on January 8, 2021 and February 11, 2021, respectively (see Note 5). Interest expenses related to the convertible promissory notes totaled $12,148,688 for the six months ended June 30, 2021, which included coupon interest expense of $328,409, amortization of discount on convertible notes of $160,077, amortization of debt issuance costs of $56,959, interest expense associated with conversion of notes of $1,700,909, interest expense associated with accretion of convertible notes payable of $8,561,440, interest expense due to non-fulfillment of use of proceeds requirements of $1,105,256 and additional charge for early redemption of $235,638.

Total interest expenses were $12,187,264 and $62,551 for the six months ended June 30, 2021 and 2020, respectively.

Net Loss

Net loss was $6,928,407 and $805,730 for the six months ended June 30, 2021 and 2020, respectively. An increase in net loss was mainly due to an increase of G&A expenses, interest expenses associated with the aforementioned convertible promissory notes and an impairment loss of other investments.

Income or loss attributable to noncontrolling interests

We record net income or loss attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

On February 29, 2020, we sold our 60% interest in Yabez (Hong Kong) Limited and its wholly-owned subsidiary, Yabez Business Service (SZ) Company Limited (collectively, “Yabez”) due to continuing losses incurred by Yabez, to an unrelated party for $1.00.

At June 30, 2021, the noncontrolling interest is related to the Company’s 60% ownership of Forward Win International Limited.

For the six months ended June 30, 2021 and 2020, we recorded net income attributable to a noncontrolling interest of $61,172 and $4,262, respectively.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the six months ended June 30, 2021 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2021.

Contractual Obligations

As of June 30, 2021, one of our subsidiaries leased one office in Hong Kong under a non-cancellable operating lease, with a term of two years commencing from March 15, 2021 to March 14, 2023. Another subsidiary of the Company leased an office in Malaysia under a non-cancellable operating lease with a term of one year commencing from April 1, 2021 to March 31, 2022. As of June 30, 2021, the future minimum rental payments under these leases in the aggregate are approximately $170,304 and are due as follows: 2021: $54,304, 2022: $96,685 and 2023: $19,315.

Related Party Transactions

For the six months ended June 30, 2021 and 2020, related party service revenue totaled $664,989 and $107,971, respectively.

Net accounts receivable due from related parties was $41 and $152,475 as of June 30, 2021 and December 31, 2020, respectively. Other receivable due from related parties was $61,261 and $62,320 as of June 30, 2021 and December 31, 2020, respectively. Amounts due to related parties were $1,083,704 and $1,108,641 as of June 30, 2021 and December 31, 2020, respectively.

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

Liquidity and Capital Resources

Our cash balance at June 30, 2021 was $6,739,280, as compared to $1,086,753 at December 31, 2020. It was increased by $5,652,527. We estimate the Company currently has sufficient cash available to meet its anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2021, the Company incurred a net loss of $6,928,407 and used cash in operations of $1,331,655. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $1,331,655 and $871,698 for the six months ended June 30, 2021 and 2020, respectively. The cash used in operating activities in 2021 was mainly due to net loss for the period of $6,928,407, reversal of write-off notes receivable of $3,000,000, a fair value gain of options associated with convertible notes of $5,093,720, gain of extinguishment of convertible notes of $1,611,379 and offset by amortization and interest expenses associated with convertible notes of $11,584,641 and impairment of other investments of $3,246,000. For the six months ended June 30, 2021, non-cash adjustments totaled $5,306,651, which was mostly composed of non-cash expenses of interest expense associated with accretion of convertible notes of $8,561,440, interest expense associated with conversion of notes of $1,700,909, interest expense due to non-fulfillment of use of proceeds requirements of $1,105,256 and amortization of discount on convertible notes, debt issuance costs of $217,036 and impairment of other investments of $3,246,000, and offset by non-cash income of reversal of write-off notes receivable of $3,000,000, change in fair value of options associated with convertible notes of $5,093,720 and gain on extinguishment of convertible notes of $1,611,379.

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2021 was $9,865, as compared to net cash used in investing activities of $26,964 for the six months ended June 30, 2020.

Financing activities

Net cash provided by financing activities was $6,982,991 and $146,904 for the six months ended June 30, 2021 and 2020, respectively.

The cash provided by financing activities in 2021 was mainly from the net proceeds of convertible notes of $5,210,000 and collection of notes receivable of $3,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the six months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 14, 2021, Streeterville Capital, LLC (“Streeterville”), exercised an option defined in the terms of the convertible promissory note issued by the Company on October 13, 2020, to redeem its note after 6 months from issuance date, at a conversion price of $1 per share. The note was repaid upon issuance of 704,738 restricted shares of the Company’s Common Stock to Streeterville on April 16, 2021.

On July 14, July 26 and August 5, 2021, Streeterville exercised an option defined in the terms of the convertible promissory note issued by the Company on January 8, 2021, to redeem its note after 6 months from issuance date, at conversion prices of $0.752175, $0.621675 and $0.621675 respectively per share. The note was repaid in the amount of $700,000 upon issuance of an aggregate of 1,077,152 restricted shares of the Company’s Common Stock to Streeterville.

The abovementioned redemptions and issuances of shares of Common Stock were exempt from registration pursuant to the provisions of Section 4(a)(2) of the Securities Act, as amended and Rule 506 of Regulation D promulgated thereunder. Streeterville had represented to the Company that it (i) is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act, (ii) is knowledgeable, sophisticated and experienced in making investment decisions of this kind, and (iii) has had adequate access to information about the Company.

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

Greenpro Capital Corp.

Date: August 9, 2021	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

