Form 10-Q
period 2021-09-30
Greenpro Capital Corp.
filed 2021-11-10
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2021, there were 78,471,688 shares, par value $0.0001 of the registrant’s Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021, AND DECEMBER 31, 2020

(In U.S. dollars, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (including $12,886 and $172,962 of restricted cash as of September 30, 2021, and December 31, 2020, respectively)	$6,010,499	$1,086,753
Accounts receivable, net of allowance of $16,324 and $24,084 as of September 30, 2021, and December 31, 2020, respectively (including $41 and $152,475 of net accounts receivable from related parties as of September 30, 2021, and December 31, 2020, respectively)	44,396	191,490
Prepaids and other current assets	305,856	190,304
Due from related parties	471,777	62,320
Deferred costs of revenue (including $11,640 and $0 from related parties as of September 30, 2021, and December 31, 2020, respectively)	118,528	81,246
Total current assets	6,951,056	1,612,113

Property and equipment, net	2,839,925	2,881,090
Real Estate investments:
Real estate held for sale	1,969,349	2,218,273
Real estate held for investment, net	722,438	776,080
Intangible assets, net	2,809	3,364
Goodwill	345,808	319,726
Other investments (including $9,631,235 and $6,829,660 of investments in related parties as of September 30, 2021, and December 31, 2020, respectively)	9,631,235	6,829,660
Operating lease right-of-use assets, net	121,778	85,133
Other non-current assets	295,060	70,447
TOTAL ASSETS	$22,879,458	$14,795,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$585,428	$702,726
Current portion of loans secured by real estate	-	158,612
Convertible notes payable, net	170,736	142,473
Due to related parties	760,503	1,108,641
Operating lease liabilities, current portion	88,884	86,975
Deferred revenue (including $609,129 and $558,600 from related parties as of September 30, 2021, and December 31, 2020, respectively)	1,863,145	1,634,075
Derivative liabilities	12,564	1,189,786
Total current liabilities	3,481,260	5,023,288

Long term portion of loans secured by real estate	-	1,376,996
Operating lease liabilities, net of current portion	41,571	-
Total liabilities	3,522,831	6,400,284

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 77,201,664 and 61,764,562 shares issued and outstanding on September 30, 2021, and December 31, 2020	7,720	6,178
Additional paid in capital	49,064,234	25,135,738
Accumulated other comprehensive loss	(59,862)	(26,863)
Accumulated deficit	(29,938,458)	(16,922,452)
Total Greenpro Capital Corp. stockholders’ equity	19,073,634	8,192,601
Noncontrolling interests in consolidated subsidiaries	282,993	203,001

Total stockholders’ equity	19,356,627	8,395,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,879,458	$14,795,886

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021, AND 2020

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

REVENUES:
Service revenue (including $74,960 and $73,446 of service revenue from related parties for the three months ended September 30, 2021, and 2020, respectively, and $739,949 and $181,417 of service revenue from related parties for the nine months ended September 30, 2021, and 2020, respectively)	$398,856	$389,610	$1,715,555	$1,551,783
Sale of real estate properties	-	253,677	383,445	253,677
Rental revenue	30,510	35,630	95,409	91,138
Total revenue	429,366	678,917	2,194,409	1,896,598

COST OF REVENUES:
Cost of service revenue (including $0 and $324 of cost of service to related parties for the three months ended September 30, 2021, and 2020, respectively, and $0 and $2,514 of cost of service to related parties for the nine months ended September 30, 2021, and 2020, respectively)	(85,335)	(52,243)	(256,905)	(252,687)
Cost of real estate properties sold	-	(210,573)	(253,276)	(210,573)
Cost of rental revenue	(10,506)	(13,986)	(35,812)	(40,227)
Total cost of revenues	(95,841)	(276,802)	(545,993)	(503,487)

GROSS PROFIT	333,525	402,115	1,648,416	1,393,111

OPERATING EXPENSES:
General and administrative (including $2,900 and $5,274 of general and administrative expense to related parties for the three months ended September 30, 2021, and 2020, respectively, and $9,873 and $8,320 of general and administrative expense to related parties for the nine months ended September 30, 2021 and 2020, respectively)	(964,350)	(870,537)	(3,525,459)	(2,633,729)
Total operating expenses	(964,350)	(870,537)	(3,525,459)	(2,633,729)

LOSS FROM OPERATIONS	(630,825)	(468,422)	(1,877,043)	(1,240,618)

OTHER INCOME (EXPENSES)
Other income	6,466	62,835	10,588	131,486
Interest income	1,618	152	6,362	471
Interest expense (including $750,982 and $0 of interest expense related to convertible notes for the three months ended September 30, 2021, and 2020, respectively, and $12,899,670 and $0 of interest expense related to convertible notes for the nine months ended September 30, 2021, and 2020, respectively)	(762,253)	(36,118)	(12,949,517)	(98,669)
Change in fair value of derivative liabilities associated with warrants	27,678	11,804	67,422	(28,149)
Change in fair value of options associated with convertible notes	-	-	5,093,720	-
Loss on extinguishment of convertible notes	(4,593,366)	-	(2,981,987)	-
Reversal of write-off notes receivable	2,000,000	-	5,000,000	-
Impairment of other investments (including $2,094,300 and $0 of related party investments for the three months ended September 30, 2021, and 2020, respectively, and $5,340,300 and $0 of related party investments for the nine months ended September 30, 2021, and 2020, respectively)	(2,094,300)	-	(5,340,300)	-
Total other (expenses) income	(5,414,157)	38,673	(11,093,712)	5,139

LOSS BEFORE INCOME TAX	(6,044,982)	(429,749)	(12,970,755)	(1,235,479)
Income tax expense	-	-	(2,634)	-
NET LOSS	(6,044,982)	(429,749)	(12,973,389)	(1,235,479)
Net loss (income) attributable to noncontrolling interest	18,555	(24,162)	(42,617)	(28,424)

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(6,026,427)	(453,911)	(13,016,006)	(1,263,903)
Other comprehensive (loss) income:
- Foreign currency translation (loss) income	(10,671)	66,616	(32,999)	30,632
COMPREHENSIVE LOSS	$(6,037,098)	$(387,295)	$(13,049,005)	$(1,233,271)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.09)	$(0.01)	$(0.20)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	70,641,827	59,174,800	64,991,858	56,036,990

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021, AND 2020

(In U.S. dollars, except share data)

(Unaudited)

Three months ended September 30, 2021 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of June 30, 2021 (Unaudited)	65,871,892	$6,588	$41,916,290	$(49,191)	$(23,912,031)	$264,173	$18,225,829
Fair value of shares issued from conversion of promissory notes	11,250,242	1,125	9,825,220	-	-	-	9,826,345
Fair value of shares issued for acquisition	79,530	7	69,183	-	-	37,375	106,565
Value of beneficial conversion feature resulting from debt extinguishment			(2,746,459)	-	-	-	(2,746,459)
Foreign currency translation	-	-	-	(10,671)	-	-	(10,671)
Net loss	-	-	-	-	(6,026,427)	(18,555)	(6,044,982)
Balance as of September 30, 2021 (Unaudited)	77,201,664	$7,720	$49,064,234	$(59,862)	$(29,938,458)	$282,993	$19,356,627

Nine months ended September 30, 2021 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2020	61,764,562	$6,178	$25,135,738	$(26,863)	$(16,922,452)	$203,001	$8,395,602
Fair value of shares issued for other investments	3,342,592	334	8,130,666	-	-	-	8,131,000
Fair value of shares issued for subscription fee	60,000	6	144,114	-	-	-	144,120
Fair value of shares issued from conversion of promissory notes	11,954,980	1,195	11,467,189	-	-	-	11,468,384
Fair value of shares issued for acquisition	79,530	7	69,183			37,375	106,565
Beneficial conversion feature related to convertible notes	-	-	4,010,083	-	-	-	4,010,083
Reclassification of conversion option related to a convertible note	-	-	5,745,520	-	-	-	5,745,520
Value of beneficial conversion feature resulting from debt extinguishment	-	-	(5,638,259)	-	-	-	(5,638,259)
Foreign currency translation	-	-	-	(32,999)	-	-	(32,999)
Net (loss) income	-	-	-	-	(13,016,006)	42,617	(12,973,389)
Balance as of September 30, 2021 (Unaudited)	77,201,664	$7,720	$49,064,234	$(59,862)	$(29,938,458)	$282,993	$19,356,627

Three months ended September 30, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of June 30, 2020 (Unaudited)	59,168,333	$5,917	$20,526,390	$(131,153)	$(13,970,621)	$89,040	$6,519,573
Fair value of shares issued for marketing expenses	35,000	3	34,997	-	-	-	35,000
Changes in ownership interests in subsidiaries	-	-	(109,353)	-	-	109,353	-
Foreign currency translation	-	-	-	66,616	-	-	66,616
Net (loss) income	-	-	-	-	(453,911)	24,162	(429,749)
Balance as of September 30, 2020 (Unaudited)	59,203,333	$5,920	$20,452,034	$(64,537)	$(14,424,532)	$222,555	$6,191,440

Nine months ended September 30, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2019	54,723,889	$5,473	$16,417,481	$(95,169)	$(13,160,629)	$186,685	$3,353,841
Fair value of shares issued for marketing expenses	35,000	3	34,997	-	-	-	35,000
Fair value of shares issued for other investment	4,444,444	444	3,999,556	-	-	-	4,000,000
Derecognition of non-controlling interest due to deconsolidation	-	-	-	-	-	7,446	7,446
Foreign currency translation	-	-	-	30,632	-	-	30,632
Net (loss) income	-	-	-	-	(1,263,903)	28,424	(1,235,479)
Balance as of September 30, 2020 (Unaudited)	59,203,333	$5,920	$20,452,034	$(64,537)	$(14,424,532)	$222,555	$6,191,440

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021, AND 2020

(In U.S. dollars)

(Unaudited)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(12,973,389)	$(1,235,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,589	193,510
Amortization of right-of-use assets	128,625	199,878
Amortization of discount on convertible notes	206,342	-
Amortization of debt issuance costs	76,380	-
Interest expense associated with accretion of convertible notes	8,561,440	-
Interest expense associated with conversion of notes	2,254,480	-
Interest expense due to non-fulfillment of use of proceeds requirements	1,106,488	-
Loss on extinguishment of convertible notes	2,981,987	-
Impairment of other investment-related party	5,340,300	-
Provision for bad debts	20,733	40,710
Fair value of shares issued for subscription fee	144,120	-
Fair value of shares issued for marketing expenses	-	35,000
Reversal of write-off notes receivable	(5,000,000)	-
Gain on sale of real estate held of sale	(130,169)	(43,104)
Gain on disposal of other investment	-	(875)
Gain on disposal of a subsidiary	(3,854)	-
Loss on disposal of a subsidiary	-	125
Loss on disposal of property and equipment	-	115
Increase in cash surrender value on life insurance	-	(1,395)
Loss on deconsolidation of controlled subsidiaries	-	727
Change in fair value of derivative liabilities associated with warrants	(67,422)	28,149
Change in fair value of options associated with convertible notes	(5,093,720)	-
Changes in operating assets and liabilities:
Accounts receivable, net	147,094	161,675
Prepaids and other current assets	(25,709)	8,013
Deferred costs of revenue	(37,282)	20,714
Accounts payable and accrued liabilities	(117,298)	(66,909)
Operating lease liabilities	(121,789)	(201,421)
Income tax payable	-	(20,645)
Deferred revenue	229,070	36,087
Net cash used in operating activities	(2,246,984)	(845,125)

Cash flows from investing activities:
Purchase of property and equipment	(35,638)	(2,106)
Purchase of other investments	(10,875)	(900)
Proceeds from real estate held for sale	48,329	113,845
Proceeds from sale of property and equipment	-	97
Proceeds from disposal of subsidiary	3,854	-
Proceeds from sale of other investments	-	2,629
Acquisition of business, net of cash acquired	81,609	-
Net decrease in cash due to deconsolidation of subsidiaries	-	(25,015)
Net cash provided by investing activities	87,279	88,550

Cash flows from financing activities:
Principal payments of loans secured by real estate	(1,522,122)	(156,591)
Advances (to) from related parties	(551,759)	240,509
Proceeds from convertible promissory notes, net	5,210,000	-
Collection of notes receivable	5,000,000	-
Convertible note redemptions paid in cash	(1,120,000)	-
Net cash provided by financing activities	7,016,119	83,918

Effect of exchange rate changes in cash and cash equivalents	67,332	(24,339)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,923,746	(696,996)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,086,753	1,256,739

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$6,010,499	$559,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$3,636	$24,642
Cash paid for interest	$342,961	$92,265

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Noncash assets derecognized on deconsolidation of controlled subsidiaries	$-	$142,130
Noncash liabilities derecognized on deconsolidation of controlled subsidiaries	$-	$173,680
Fair value of shares issued for acquisition of business	$69,190	$-
Fair value of shares issued for other investments	$8,131,000	$4,000,000
Fair value of shares issued from conversion of promissory notes	$11,468,384	$-
Beneficial conversion feature associated with convertible notes payable	$4,010,083	$-
Reclassification of conversion option associated with convertible notes payable to additional paid in capital	$5,745,520	$-
Derecognition of beneficial conversion feature value from additional paid in capital resulting from debt extinguishment	$5,638,259	$-
Right-of-use assets and operating lease liabilities removed for terminated operating leases	$-	$159,160

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021, AND 2020

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2021, and 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Condensed Consolidated Balance Sheet information as of December 31, 2020, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K/A filed with the SEC on April 12, 2021. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2021, the Company incurred a net loss of $12,973,389 and used cash in operations of $2,246,984. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020, financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

COVID-19 outbreak

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our services and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations currently.

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

Cash, cash equivalents, and restricted cash

Cash consists of funds on hand and held in bank accounts. Cash equivalents includes demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less, including money market funds. Restricted cash represents cash restricted for the loan collateral requirements as defined in a loan agreement and the minimum paid-up share capital requirement for insurance brokers specified under the Insurance Ordinance of Hong Kong.

On September 30, 2021, and December 31, 2020, cash included funds held by employees of $33,630 and $10,911, respectively, and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$5,298,233	$147,371
Denominated in Hong Kong Dollars	477,026	623,652
Denominated in Chinese Renminbi	86,648	270,014
Denominated in Malaysian Ringgit	148,592	45,716
Cash, cash equivalents, and restricted cash	$6,010,499	$1,086,753

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

On September 30, 2021, the Company had twenty-seven investments in equity securities without readily determinable fair values of related parties valued at $9,631,235, from which ten investments in equity securities without readily determinable fair values of related parties had been fully impaired with carrying value of $nil (see Note 4).

On December 31, 2020, the Company had nineteen investments in equity securities without readily determinable fair values of related parties valued at $6,829,660, from which ten investments in equity securities without readily determinable fair values of related parties had been fully impaired with carrying value of $nil (see Note 4).

Debt discount

During the nine months ended September 30, 2021, the Company incurred $570,000 of debt discount related to the issuance of convertible promissory notes, as described in Note 6. The discount was amortized over the life of the convertible promissory notes and the Company recognized $206,342 of related amortization expense for the nine months ended September 30, 2021.

Debt issuance costs

During the nine months ended September 30, 2021, the Company incurred direct costs associated with the issuance of convertible promissory notes, as described in Note 6, and recorded $290,000 of debt issuance costs as a discount to the convertible promissory notes and amortized over the life of the convertible promissory notes. The Company recognized $76,380 of related amortization expense for the nine months ended September 30, 2021.

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

Income (loss) per share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of shares from stock warrants. For the three and nine months ended September 30, 2021, and 2020, the only outstanding Common Stock equivalents were warrants for 53,556 potentially dilutive shares outstanding. These warrants have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore, basic, and diluted net loss per share were the same.

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

In general, for consolidation purposes, assets, and liabilities of the Company’s subsidiaries whose functional currency is not the US$, are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive loss within stockholders’ equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2021	2020
Period-end MYR: US$1 exchange rate	4.18	4.16
Period-average MYR: US$1 exchange rate	4.13	4.24
Period-end RMB: US$1 exchange rate	6.47	6.79
Period-average RMB: US$1 exchange rate	6.46	7.00
Period-end HK$: US$1 exchange rate	7.79	7.75
Period-average HK$: US$1 exchange rate	7.77	7.76
Period-end AU$: US$1 exchange rate	1.39	1.40
Period-average AU$: US$1 exchange rate	1.33	1.48

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

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, prepaids and other current assets, accounts payable and accrued liabilities, income tax payable, deferred costs of revenue, deferred revenue, and due from or due to related parties, approximate their fair values because of the short-term nature of these financial instruments.

As of September 30, 2021, and December 31, 2020, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of derivative liabilities of $12,564 and $1,189,786, respectively (see Note 7). The following table sets forth a summary of the changes in the estimated fair value of our derivative during the nine-month period ended September 30, 2021:

Derivative liability
Fair value as of December 31, 2020	$1,189,786
Net change in the fair value of derivative liability associated with warrants	(67,422)
Derecognition of derivative liability resulting from convertible note redemptions	(1,109,800)
Fair value as of September 30, 2021 (Unaudited)	$12,564

Concentrations of risks

For the three months ended September 30, 2021, no customer accounted for 10% or more of the Company’s revenues. For the nine months ended September 30, 2021, two customers accounted for 32% (17% and 15%) of revenues. For the three months ended September 30, 2020, one customer accounted for 37% of revenues. For the nine months ended September 30, 2020, two customers accounted for 31% (18% and 13%) of revenues. For the period ended September 30, 2021, three customers accounted for 36% (13%, 13% and 10%) of accounts receivable. For the period ended September 30, 2020, three customers accounted for 38% (16%, 11% and 11%) of accounts receivable.

For the three and nine months ended September 30, 2021, and 2020, no vendor accounted for 10% or more of the Company’s cost of revenues. For the period ended September 30, 2021, three vendors accounted for 67% (28%, 20% and 19%) of accounts payable. For the period ended September 30, 2020, three vendors accounted for 59% (24%, 19% and 16%) of accounts payable.

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

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

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

Revenue from services

For certain of our service contracts assisting clients in capital market listings (“Listing services”), our services provided are one performance obligation. Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability, and may record a liability if costs exceed revenue is determined.

For other services such as company secretarial, accounting, financial analysis, and related services (“Non listing services”), the Company’s performance obligations are satisfied, and the related revenue is recognized, as services are rendered. For contracts in which we act as an agent, the Company reports revenue net of expenses paid.

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) in accounting for the sale of real estate properties. The Company records the sale based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset to the buyer. During the three and nine months ended September 30, 2021, no sale of real estate was recorded, and one unit of real estate property was sold to a buyer, respectively. The Company recognized revenue from the sale of one unit of commercial property held for sale for the three and nine months ended September 30, 2020.

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

Cost of rental revenue primarily includes costs associated with repairs and maintenance, property insurance, depreciation, and other related administrative costs. Property management fees and utility expenses are paid directly by tenants.

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non listing services	$378,856	$389,509
Corporate advisory – Listing services	20,000	101
Rental of real estate properties	30,510	35,630
Sale of real estate properties	-	253,677
Total revenue	$429,366	$678,917

	Three Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$231,407	$506,699
Malaysia	172,546	133,107
China	25,413	39,111
Total revenue	$429,366	$678,917

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non listing services	$1,195,555	$1,196,297
Corporate advisory – Listing services	520,000	355,486
Rental of real estate properties	95,409	91,138
Sale of real estate properties	383,445	253,677
Total revenue	$2,194,409	$1,896,598

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$1,571,894	$1,418,172
Malaysia	455,387	364,361
China	167,128	114,065
Total revenue	$2,194,409	$1,896,598

Our contract balances include deferred costs of revenue and deferred revenue.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Nine Months Ended September 30, 2021
(Unaudited)
Deferred revenue, January 1, 2021	$1,634,075
New contract liabilities	749,070
Performance obligations satisfied	(520,000)
Deferred revenue, September 30, 2021	$1,863,145

Deferred Costs of Revenue

For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded for any costs incurred in advance of the performance obligation.

Deferred costs of revenue and deferred revenue as of September 30, 2021, and December 31, 2020, are classified as current assets and current liabilities, respectively as follows:

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)
Deferred costs of revenue	$118,528	$81,246
Deferred revenue	$1,863,145	$1,634,075

NOTE 3 - BUSINESS COMBINATION

On June 26, 2019, the Company sold its entire 51% interest (51,000 shares of common stock) in Greenpro Capital Village Sdn. Bhd. (“GCVSB”) to Ms. Tan Tee Yong (“Ms. Tan”) for MYR51 (approximately $12).

On June 22, 2020, our director, Mr. Lee Chong Kuang (“Mr. Lee”) acquired respective 51% and 49% shareholdings of GCVSB (51,000 shares and 49,000 shares of common stock of GCVSB) from Ms. Tan and QSC Asia Sdn. Bhd. at a price of MYR51,000 and MYR49,000 or MYR1 per share.

In July 2021, the Company acquired all the issued and outstanding shares of common stock of GCVSB from our director, Mr. Lee at a consideration of MYR167 (approximately $40) and redeemed 347,000 shares out of total 504,750 shares of preferred stock from 25 preferred stock shareholders of GCVSB by issuance of 79,530 shares of the Company’s Common Stock valued at $69,191 or $0.87 per share. Total consideration of the acquisition was $69,231. The Company acquired GCVSB to expand its business consulting services.

The Company accounted for the transaction as a business combination in accordance ASC 805 “Business Combinations”. The Company is in the process of performing an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). The provisional allocation of the purchase price is based on management’s preliminary estimates. Once management completes its analysis to finalize the purchase price allocation, it is reasonably possible that there could be changes to the preliminary values. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets and goodwill.

Cash and cash equivalents	$81,649
Goodwill	26,082
Total	107,731
Fair value of current liabilities	(38,500)
Purchase price	$69,231

The following unaudited pro forma information presents the combined results of operations as if the acquisition of GCVSB had been completed on January 1, 2020. These unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
	(unaudited)	(unaudited)
Revenue	$2,194,409	$1,896,598
Loss from operations	(1,877,043)	(1,240,618)
Net loss	(12,973,389)	(1,235,479)
Net loss per share	$(0.20)	$(0.02)

NOTE 4 - OTHER INVESTMENTS

	As of	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
(A) Investment in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$51,613	$51,613
(2) Other related parties	9,579,622	6,413,547
(B) Stock option (a related party)	-	364,500
Total	$9,631,235	$6,829,660

(A)	Investment in equity securities without readily determinable fair values of affiliates (related parties):

Equity securities without readily determinable fair values are investments in privately held companies without readily determinable market values. The Company adopted the guidance of ASC 321, Investments - Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of same issuer (the “Measurement Alternative”). The fair value of equity securities without readily determinable fair values that have been remeasured due to impairment are classified within Level 3. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired. For the three and nine months ended September 30, 2021, the Company recognized an impairment loss of $2,094,300 and $5,340,300, respectively, for one of the equity securities without readily determinable fair values. During the year ended December 31, 2020, the Company did not recognize any fair value adjustments for equity securities without readily determinable fair values.

In addition, the Company held equity securities without readily determinable fair values that were recorded at cost. For these cost method investments, we recorded as other investments in our condensed consolidated balance sheets. We reviewed all our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally used discounted cash flow analyses to that the fair values of our cost method investments approximated or exceeded their carrying values as of September 30, 2021.

On September 30, 2021, and December 31, 2020, the carrying values of equity securities without readily determinable fair values are as follows:

	As of	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Original cost	$15,545,764	$7,039,389
Unrealized gains (losses)	-	-
Provision for impairment or decline in value	(5,914,529)	(574,229)
Equity securities without readily determinable fair values, net	$9,631,235	$6,465,160

The Company had cost method investments without readily determinable fair values with a carrying value of $9,631,235 and $6,465,160 as of September 30, 2021, and December 31, 2020, respectively.

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

(b) First Bullion Holdings Inc.:

On February 17, 2021, First Bullion Holdings Inc. (“FBHI”), a British Virgin Islands corporation, issued to our wholly owned subsidiary, GVCL, 160,000 ordinary shares of FBHI pursuant to Section 2.2 of a stock purchase and option agreement dated October 19, 2020, between the Company, Mr. Tang Ka Siu Johnny (“Mr. Tang”) and FBHI. FBHI had, under Section 2.2 of the agreement, granted the Company an option to purchase an additional 8% of the shares sold under the agreement valued at $20,000,000.

In partial consideration of the FBHI shares, the Company had previously issued 250,000 restricted shares of its Common Stock on December 11, 2020, at $364,500 or $1.458 per share. The Company agreed to issue an additional 342,592 restricted shares of its Common Stock based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of exercise of the option.

On February 26, 2021, the Company issued 342,592 restricted shares of its Common Stock to two designees of Mr. Tang at $2.70 per share (valued at approximately $925,000).

On September 30, 2021, together with the 10% shareholdings or 200,000 ordinary shares of FBHI acquired at a consideration of $1,000,000 by issuance of 685,871 shares of the Company’s Common Stock at $1.458 per share on December 11, 2020, GVCL in aggregate holds 360,000 ordinary shares of FBHI, representing 18% of the total issued and outstanding shares of FBHI. The investment was recognized at historical cost of $2,289,500 under other investments.

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

(d) Innovest Energy Fund:

On February 11, 2021, Greenpro Resources Limited, a subsidiary of the Company (“GRL”) entered into a subscription agreement with Innovest Energy Fund, a global multi-asset fund incorporated in the Cayman Islands and is principally engaged in developing a multi-faceted suite of products and services for the cryptocurrency industry and economy (the “Fund”). Pursuant to the agreement, GRL agreed to subscribe for $7,206,000 worth of Class B shares of the Fund by issuing 3,000,000 restricted shares of the Company’s Common Stock, par value $0.0001 per share, valued at $7,206,000 to the Fund.

On April 7, 2021, the Company issued 3,000,000 restricted shares of its Common Stock to the Fund and issued 60,000 restricted shares of its Common Stock to a designee of the Fund as a subscription fee of $144,120 ($2.402 per share) associated with the investment.

On September 30, 2021, the Company determined that its investment in the Fund was impaired and revalued at $1,865,700, and an impairment loss of $5,340,300 was recorded.

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

(f) 72 Technology Group Limited:

On July 13, 2021, GVCL entered into a subscription agreement with 72 Technology Group Limited, a Cayman Islands corporation with principal business operations in China, is a media company providing digital marketing services using 5G and artificial intelligence (AI) technology (“72 Technology”). Pursuant to the agreement, GVCL acquired 600,000 shares of common stock of 72 Technology at a price of $6,000 or $0.01 per share. The investment was recognized at historical cost of $6,000 under other investments.

(g) Ata Global Inc.:

On July 30, 2021, GVCL entered into a subscription agreement with Ata Global Inc., a Nevada corporation, is a financial technology (FinTech) service provider (“Ata Global”). Pursuant to the agreement, GVCL acquired 2,250,000 shares of common stock of Ata Global at a price of $225 or $0.0001 per share. The investment was recognized at historical cost of $225 under other investments.

(h) catTHIS Holdings Corp.:

On August 27, 2021, GVCL entered into a subscription agreement with catTHIS Holdings Corp., a Nevada corporation, which provides a digital catalog management platform for users to upload, share and retrieve digital catalogs from any devices (“catTHIS”). Pursuant to the agreement, GVCL acquired 2,000,000 shares of common stock of catTHIS at a price of $200 or $0.0001 per share. The investment was recognized at historical cost of $200 under other investments.

(i) Fruita Bio Limited:

On September 27, 2021, GVCL entered into a subscription agreement with Fruita Bio Limited., a British Virgin Islands corporation with major business operations in Thailand, is principally engaged in production of bio-degradable packaging materials (“Fruita”). Pursuant to the agreement, GVCL acquired 10,000,000 shares of common stock of Fruita at a price of $1,000 or $0.0001 per share. The investment was recognized at historical cost of $1,000 under other investments.

Impairment of other investments

For the three and nine months ended September 30, 2021, the Company recognized an impairment loss of $2,094,300 and $5,340,300, respectively, of other investments. For the year ended December 31, 2020, there was no impairment of other investments recorded.

NOTE 5 - OPERATING LEASES

The Company has two separate operating lease agreements for one office space in Hong Kong with remaining lease terms of 17.5 months and one office space in Malaysia with remaining lease terms of 6 months. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Nine Months Ended September 30, 2021
(Unaudited)
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$133,002

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2021	$126,146
Weighted average remaining lease term – operating leases (in years)	1.46
Average discount rate – operating leases	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

As of September 30, 2021
(Unaudited)
Operating leases
Long-term right-of-use assets	$121,778

Short-term operating lease liabilities	$88,884
Long-term operating lease liabilities	41,571
Total operating lease liabilities	$130,455

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
(Unaudited)
2021 (remaining 3 months)	$23,121
2022	92,484
2023	18,895
Total lease payments	134,500
Less: Imputed interest/present value discount	(4,045)
Present value of lease liabilities	$130,455

Lease expenses were $25,580 and $153,148 during the three and nine months ended September 30, 2021, respectively, and $73,652 and $245,682 during the three and nine months ended September 30, 2020, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE, NET

Convertible Notes issued in October 2020:

Convertible Note Financing with Streeterville Capital, LLC, FirstFire Global Opportunities Fund, LLC, and Granite Global Value Investments Ltd.

On October 13, 2020, the Company issued three unsecured convertible promissory notes to Streeterville Capital, LLC, FirstFire Global Opportunities Fund, LLC, and Granite Global Value Investments Ltd. (collectively, the “Investors”), respectively. The notes were issued with combined principal amount of $1,790,000 and the initial issuance discount of $190,000. As part of debt issuance, the Company also incurred brokers’ fees of $130,000, recorded as a debt discount. The notes bear the face interest rate of 10% and have contractual maturity of 18 months since the issuance.

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

Investors’ put option and the option to redeem the debt upon default triggered by events not directly linked to Company’s creditworthiness were separated from the debt instrument and presented as a “compound” derivative liability (see Note 7).

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

At issuance date of October 13, 2020, net carrying value of three short-term convertible notes is as follows:

At Issuance October 13, 2020
Face value of convertible notes	$1,790,000
Initial discount	(190,000)
Discount related to debt issuance costs	(130,000)
Discount related to beneficial conversion feature	(995,500)
Discount related to put options	(474,500)
Net carrying value of convertible notes payable	$-

On April 14, 2021, Streeterville Capital, LLC (“Streeterville”), exercised an option defined in the terms of the convertible promissory note issued by the Company on October 13, 2020, to redeem the note after 6 months from issuance date, at a conversion price of $1 per share. The note was fully repaid upon 704,738 restricted shares of the Company’s Common Stock were issued to Streeterville on April 16, 2021, for settlement of the principal balance of $670,000 and accrued interest of $34,738, respectively.

On April 12 and April 16, 2021, the Company exercised an option defined in the terms of the convertible promissory notes issued to FirstFire Global Opportunities Fund, LLC (“FirstFire”) and Granite Global Value Investments Ltd. (“Granite”) on October 13, 2020, to prepay the notes ahead of contractual maturity of April 12, 2022, at 120% of the notes’ principal value and accrued and unpaid face interest. The notes issued to FirstFire and Granite with additional charge for early redemption of $235,536, were repaid with cash of $705,600 and $707,515, respectively on April 19, 2021, including repayment for the aggregate amount of principal of $1,120,000, accrued interest of $57,579 and early redemption charge of $235,536.

On September 30, 2021, fair value of the derivative liability related to Investors’ early redemption options, resulting from redemption of notes was zero (see Note 7).

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

At issuance date of January 8, 2021, net carrying value of a short-term convertible note is as follows:

At Issuance January 8, 2021
(Unaudited)
Face value of convertible note	$1,660,000
Initial discount	(160,000)
Discount related to debt issuance costs	(90,000)
Discount related to beneficial conversion feature	(1,410,000)
Net carrying value of convertible note payable	$-

On July 14, July 26, August 5, and August 31, 2021, Streeterville exercised an option defined in the terms of the convertible promissory note issued by the Company on January 8, 2021, to redeem its note after 6 months from issuance date, at a conversion price of $0.752175 per share for the conversion notice on July 14, 2021, and $0.621675 per share for the remaining three conversion notices on July 26, August 5 and August 31, 2021, respectively. The note was fully repaid in the amount of $1,762,857 upon issuance of an aggregate of 2,786,819 restricted shares of the Company’s Common Stock to Streeterville for settlement of the principal balance of $1,660,000 and accrued interest of $102,857, respectively.

On September 30, 2021, fair value of the derivative liability related to Investors’ early redemption options, resulting from redemption of notes was zero (see Note 7).

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

On February 21, 2021, the Company entered an amendment into convertible promissory note with Streeterville. Pursuant to the amendment, the obligation in Section 1.3 of the note to repay the outstanding note issued to EMA Financial, LLC within fifteen (15) days of the Effective Date is deleted from the note.

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

At issuance date of February 11, 2021, net carrying value of a short-term convertible note is as follows:

At Issuance February 11, 2021
(Unaudited)
Face value of convertible note	$4,410,000
Initial discount	(410,000)
Discount related to debt issuance costs	(200,000)
Discount related to conversion option	(3,800,000)
Net carrying value of convertible notes payable	$-

Pursuant to the obligation in Section 1.3 of the note issued to Streeterville on February 11, 2021, the Company agreed to use the proceeds received hereunder to repay the outstanding convertible notes it issued to FirstFire Global Opportunities Fund, LLC, and Granite Global Value Investments Ltd on October 13, 2020 (the “Outstanding Investor Notes”) within fifteen (15) days of the Effective Date (the “Repayment Date”). In the event the Company fails to repay the Outstanding Investor Notes by the Repayment Date, the Outstanding Balance will automatically increase by twenty-five percent (25%).

On February 26, 2021 (the Repayment Date), net carrying value of a short-term convertible note issued on February 11, 2021, is as follows:

At Repayment Date February 26, 2021
(Unaudited)
Face value of convertible note	$4,410,000
Accrued interest from February 11 to February 25, 2021	15,952
Outstanding Balance (before additional 25%)	4,425,952

Face value of convertible note	$4,410,000
Additional 25% to Outstanding Balance due to non-fulfillment of use of proceeds requirements	1,106,488
Outstanding Balance (after additional 25%)	5,516,488
Initial discount	(403,736)
Discount related to debt issuance costs	(197,680)
Discount related to conversion option	(3,737,248)
Discount related to beneficial conversion feature	(1,065,380)
Net carrying value of convertible notes payable	$112,444

The Company amortized debt discount associated with the derivative liability using the straight-line method.

Amount of unamortized debt discount including initial issuance discount, transaction cost, beneficial conversion feature, and separated derivative liability was $267,451 on September 30, 2021 (related to the note issued to Streeterville on February 11, 2021) and $1,647,527 on December 31, 2020 (related to the notes issued to Streeterville, FirstFire and Granite on October 13, 2020), respectively.

On August 12, August 20, August 24, and August 31, 2021, Streeterville exercised an option defined in the terms of the convertible promissory note issued by the Company on February 11, 2021, to redeem its note after 6 months from issuance date, at a conversion price of $0.621675 per share, respectively. The note was repaid in the amount of $5,261,499 upon issuance of an aggregate of 8,463,423 restricted shares of the Company’s Common Stock to Streeterville for settlement of the partial principal of $5,078,301 and interest of $183,198.

During the nine months ended September 30, 2021, the Company repaid the convertible notes by cash amounted to $1,413,115 (including aggregated principal of $1,120,000, accrued interest of $57,579 and early redemption charge of $235,536 ) and by issuance of 11,954,980 restricted shares of the Company’s Common Stock at the share value of $7,729,094 (including the aggregated principal of $7,408,301 and interest of $320,793), respectively.

As of September 30, 2021, the remaining principal balance of the note and its accrued interest was $438,187 and $119,375, respectively.

On October 6 and October 8, 2021, Streeterville exercised an option defined in the terms of the convertible promissory note issued by the Company on February 11, 2021, to redeem its note after 6 months from issuance date, at a conversion price of $0.43995 per share, respectively. The note was fully repaid in the amount of $558,747 upon issuance of an aggregate of 1,270,024 restricted shares of the Company’s Common Stock to Streeterville for settlement of the remaining principal balance of $438,187 and the accrued interest of $120,560. After that all convertible notes issued by the Company since October 13, 2020, have been repaid.

Summary of convertible debt’s interest expense is as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(Unaudited)	(Unaudited)
Coupon interest	$130,493	$459,004
Amortization of discount on convertible notes	46,265	206,342
Amortization of debt issuance costs	19,421	76,380
Interest expense associated with conversion of notes	553,571	2,254,480
Interest expense associated with accretion of convertible notes payable	-	8,561,440
Interest expense due to non-fulfillment of use of proceeds requirements	1,232	1,106,488
Additional charge for early redemption	-	235,536
Total	$750,982	$12,899,670

All convertible promissory notes were classified as short-term due to lender’s earlier redemption or put option.

On September 30, 2021, and December 31, 2020, carrying values of the short-term convertible notes are as follows:

	September 30, 2021	December 31, 2020
	(Unaudited)
Face value of convertible notes	$7,860,000	$1,790,000
Additional 25% to Outstanding Balance due to non-fulfillment of use of proceeds requirements	1,106,488	-
Initial discount	(286,756)	(174,878)
Discount related to debt issuance costs	(200,410)	(123,220)
Discount related to beneficial conversion feature	(1,896,160)	(943,584)
Discount related to put options	(327,631)	(405,845)
Discount related to conversion option	(177,157)	-
Redemptions	(5,907,638)	-
Net convertible notes payable	170,736	142,473
Accrued interest during the period / year	119,375	38,742
Carrying value of convertible notes payable	$290,111	$181,215

Contractual maturity and carry value of the convertible debt are as follows:

Period ending September 30,
2022	$1,261,481
Less: Interest	(971,370)
Carrying value	$290,111

The Company determined the fair value of the convertible debt to be $729,300 and $3,669,500 as of September 30, 2021, and December 31, 2020, respectively. The level of the fair value hierarchy is Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation model.

Components and costs of two convertible promissory notes issued during the period ended September 30, 2021, are as follows:

Nine Months Ended September 30, 2021
(Unaudited)
Original Principal Amount	$6,070,000
Less: Original issue discount (OID)	(550,000)
Less: Transaction Expense Amount	(20,000)
Purchase Price	5,500,000
Less: Broker Fee	(290,000)
Net proceeds	$5,210,000

NOTE 7 - DERIVATIVE LIABILITIES

	As of	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Fair value of warrants	$12,564	$79,986
Fair value of options associated with convertible promissory notes	-	1,109,800
Total	$12,564	$1,189,786

On September 30, 2021, the Company has outstanding warrants exercisable into 53,556 shares of the Company’s Common Stock. The strike price of warrants is denominated in US dollars, a currency other than the Company’s functional currencies, the HK$, RMB, and MYR. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

On December 31, 2020, the balance of the derivative liabilities related to warrants was $79,986. During the nine months ended September 30, 2021, the Company recorded a decrease in fair value of derivative liabilities of $67,422. As of September 30, 2021, the balance of the derivative liabilities related to warrants was $12,564.

The derivative liabilities related to warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Risk-free interest rate	$2.1%	$1.7%
Expected volatility	176%	181%
Contractual life (in years)	1.7 years	2.4 years
Expected dividend yield	-%	-%
Fair value of warrants	$12,564	$79,986

The risk-free interest rate is based on the yield available on U.S. Treasury securities. The Company estimates volatility based on the historical volatility of its Common Stock. The contractual life of the warrants is based on the expiration date of the warrants. The expected dividend yield was based on the fact since the Company has not paid dividends to common shareholders and does not expect to pay dividends to common shareholders in the future. For the nine months ended September 30, 2021, the Company recognized a gain of $67,422 associated with the revaluation of above derivative liability.

Convertible debt early redemption options

On October 13, 2020, the Company issued three unsecured convertible promissory notes with certain Investors’ early redemption options that are considered derivative liabilities (see Note 6).

On April 14, 2021, Streeterville Capital, LLC (“Streeterville”), exercised an option defined in the terms of the convertible promissory note issued by the Company on October 13, 2020, to redeem the note after 6 months from issuance date, at a conversion price of $1 per share. The note was repaid upon 704,738 restricted shares of the Company’s Common Stock were issued to Streeterville on April 16, 2021. The note was fully repaid by issuance of 704,738 restricted shares of the Company’s Common Stock for settlement of the principal balance of $670,000 and accrued interest of $34,738, respectively.

On April 12 and April 16, 2021, the Company exercised an option defined in the terms of the convertible promissory notes issued to FirstFire Global Opportunities Fund, LLC (“FirstFire”) and Granite Global Value Investments Ltd. (“Granite”) on October 13, 2020, to prepay the notes ahead of contractual maturity of April 12, 2022, at 120% of the notes’ principal value and accrued and unpaid face interest. The notes issued to FirstFire and Granite with additional charge for early redemption of $235,536, were repaid with cash of $705,600 and $707,515, respectively on April 19, 2021, including repayment of principal of $1,120,000, accrued interest of $57,579 and early redemption charge of $235,536.

On July 14, July 26, August 5, and August 31, 2021, Streeterville exercised an option defined in the terms of the convertible promissory note issued by the Company on January 8, 2021, to redeem its note after 6 months from issuance date, at a conversion price of $0.752175 per share for the conversion notice on July 14, 2021, and $0.621675 per share for the remaining three conversion notices on July 26, August 5, and August 31, 2021, respectively. The note was fully repaid in the amount of $1,762,857 upon issuance of an aggregate of 2,786,819 restricted shares of the Company’s Common Stock to Streeterville for settlement of the principal balance of $1,660,000 and accrued interest of $102,857, respectively.

On August 12, August 20, August 24, and August 31, 2021, Streeterville exercised an option defined in the terms of the convertible promissory note issued by the Company on February 11, 2021, to redeem its note after 6 months from issuance date, at a conversion price of $0.621675 per share, respectively. The note was repaid in the amount of $5,261,499 upon issuance of an aggregate of 8,463,423 restricted shares of the Company’s Common Stock to Streeterville for settlement of the partial principal of $5,078,301 and interest of $183,198.

During the nine months ended September 30, 2021, the Company repaid the convertible notes by cash amounted to $1,413,115 (including aggregated principal of $1,120,000, accrued interest of $57,579 and early redemption charge of $235,536) and by issuance of 11,954,980 restricted shares of the Company’s Common Stock at the share value of $7,729,094 (including the aggregated principal of $7,408,301 and interest of $320,793), respectively.

On October 6 and October 8, 2021, Streeterville exercised an option defined in the terms of the convertible promissory note issued by the Company on February 11, 2021, to redeem its note after 6 months from issuance date, at conversion prices of $0.43995 respectively per share. The note was fully repaid in the amount of $558,747 upon issuance of an aggregate of 1,270,024 restricted shares of the Company’s Common Stock to Streeterville for settlement of the remaining principal balance of $438,187 and the accrued interest of $120,560. After that all convertible notes issued by the Company since October 13, 2020, have been repaid.

The Company used Trinomial Option Pricing Model to estimate the fair value of the derivative liability related to Investors’ early redemption options. The derivative liability was classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation model. The Company estimated the fair value of the derivative liability to be $0 and $1,109,800 on September 30, 2021, and December 31, 2020, respectively.

The Company estimated the fair value of derivative liabilities using the following assumptions:

	As of	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Risk free rate	-%	0.11%
Fair value of underlying stock	$-	$2.05
Expected term (in years)	-	1.28
Stock price volatility	-%	206.17%
Expected dividend yield	-%	-%
Fair value of options	$-	$1,109,800

On September 30, 2021, the fair value of derivative liability was zero, resulting from redemptions of three convertible notes issued in October 2020 (see Note 6).

NOTE 8 - WARRANTS

In 2018, the Company issued warrants exercisable into 53,556 shares of Common Stock. The warrants were fully vested when issued, have an exercise price of $7.20 per share, and expire in 2023. A summary of warrant activity during the nine months ended September 30, 2021, is presented below:

			Remaining
	Number		Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Warrants outstanding on December 31, 2020	53,556	$7.20
Granted	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding on September 30, 2021	53,556	$7.20	1.7
Warrants exercisable on September 30, 2021	53,556	$7.20	1.7

On September 30, 2021, the intrinsic value of outstanding warrants was zero.

NOTE 9 - RELATED PARTY TRANSACTIONS

Due from related parties:	September 30, 2021	December 31, 2020
	(Unaudited)
Accounts receivable, net
Due from related party B (net of allowance of $41 and $8,025 as of September 30, 2021, and December 31, 2020, respectively)	$41	$152,475

Due from related parties
Due from related party B	4,223	-
Due from related party D	406,298	-
Due from related party G	1,256	2,320
Due from related party H	60,000	60,000
Total	$471,818	$214,795

Due to related parties:	September 30, 2021	December 31, 2020
	(Unaudited)
Due to related party A	$16,861	$586
Due to related party B	1,516	9,580
Due to related party I	2,534	-
Due to related party J	702,881	744,428
Due to related party K	36,711	354,047
Total	$760,503	$1,108,641

	For the nine months ended September 30,
Related party revenue and expense transactions:	2021	2020
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$85,112	$43,229
- Related party B	625,469	108,297
- Related party C	115	1,162
- Related party D	21,534	14,366
- Related party E	5,422	14,251
- Related party G	1,426	112
- Related party I	871	-
Total	$739,949	$181,417

Cost of service revenue to related parties
- Related party B	$-	$2,514
Total	$-	$2,514

General and administrative expenses to related parties
- Related party A	$6,333	$4,234
- Related party B	2,896	2,900
- Related party D	644	-
- Related party G	-	1,186
Total	$9,873	$8,320

Impairment of other investments with related parties:
- Related party B	$5,340,300	$-
Total	$5,340,300	$-

Related party A is under common control of Mr. Loke Che Chan Gilbert, the Company’s CFO and a major shareholder.

Related party B represents companies where the Company owns a percentage of the company (ranging from 1% to 18%).

Related party C is controlled by a director of a wholly owned subsidiary of the Company.

Related party D represents a company that we have determined that we can significantly influence based on our common business relationships.

Related party E represents companies whose CEO is a consultant to the Company, and who is also a director of Aquarius Protection Fund, a shareholder in the Company.

Related party F represents a family member of Mr. Loke Che Chan Gilbert, the Company’s CFO, and a major shareholder.

Related party G is under common control of Mr. Lee Chong Kuang, the Company’s CEO and a major shareholder.

Related party H represents a company in which we currently have an approximate 48% equity-method investment. On September 30, 2021, and December 31, 2020, amounts due from Related party H are unsecured, bear no interest, and are payable upon demand. During 2018, the Company acquired 49% of Related party H for total consideration of $368,265. On December 31, 2018, the Company determined that its investments in Related party H was impaired and recorded an impairment of other investments of $368,265.

Related party I is controlled by a family member of Mr. Lee Chong Kung, the Company’s CEO, and a major shareholder.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the nine months ended September 30, 2021 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$478,854	$1,715,555	$-	$2,194,409
Cost of revenues	289,088	256,905	-	545,993
Depreciation and amortization	116,107	3,371	7,111	126,589
Net income (loss)	106,543	(6,211,216)	(6,868,716)	(12,973,389)

Total assets	2,449,546	9,069,452	11,360,460	22,879,458
Capital expenditures for long-lived assets	$-	$35,638	$-	$35,638

	For the nine months ended September 30, 2020 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$344,815	$1,551,783	$-	$1,896,598
Cost of revenues	250,800	252,687	-	503,487
Depreciation and amortization	113,553	72,366	7,591	193,510
Net income (loss)	71,060	(853,822)	(452,717)	(1,235,479)

Total assets	2,407,537	4,938,386	4,100,892	11,446,815
Capital expenditures for long-lived assets	$-	$2,106	$-	$2,106

(b) By Geography*

	For the nine months ended September 30, 2021 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$1,571,894	$455,387	$167,128	$2,194,409
Cost of revenues	352,688	177,644	15,661	545,993
Depreciation and amortization	10,217	25,094	91,278	126,589
Net income (loss)	(12,652,570)	98,495	(419,314)	(12,973,389)

Total assets	18,752,763	1,210,013	2,916,682	22,879,458
Capital expenditures for long-lived assets	$30,700	$2,062	$2,876	$35,638

	For the nine months ended September 30, 2020 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$1,418,172	$364,361	$114,065	$1,896,598
Cost of revenues	364,171	138,316	1,000	503,487
Depreciation and amortization	78,947	25,412	89,151	193,510
Net loss	(783,123)	(68,705)	(383,651)	(1,235,479)

Total assets	7,518,850	931,238	2,996,727	11,446,815
Capital expenditures for long-lived assets	$-	$2,106	$-	$2,106

*	Revenues and costs are attributed to countries based on the location where the entities operate.

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

Company Overview

Greenpro Capital Corp. (the “Company” or “Greenpro”), was incorporated in the State of Nevada on July 19, 2013. We provide cross-border business solutions and accounting outsourcing services to small and medium-size businesses located in Asia, with an initial focus on Hong Kong, Malaysia, and China. Greenpro provides a range of services as a package solution to our clients, which we believe can assist our clients in reducing their business costs and improve their revenues.

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

During the three and nine months ended September 30, 2021, and 2020, we operated in three regions: Hong Kong, Malaysia, and China. We derived revenue from the provision of services and rental activities of our commercial properties.

Comparison of the three months ended September 30, 2021, and September 30, 2020

Total revenue

Total revenue was $429,366 and $678,917 for the three months ended September 30, 2021, and September 30, 2020, respectively. The decreased amount of $249,551 was primarily due to a decrease in revenue from the sale of real estate properties in 2021. We expect revenue from our business services segment to steadily improve as we expand our businesses into new territories.

Service business revenue

Revenue from the provision of business services was $398,856 and $389,610 for the three months ended September 30, 2021, and September 30, 2020, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We expect revenue from our business services segment to steadily improve as we expand our businesses into new territories.

Real estate business

Sale of real estate properties

There was no revenue generated from the sale of real estate property for the three months ended September 30, 2021. Revenue from the sale of real estate property was $253,677 for the three months ended September 30, 2020, which was derived from the sale of one unit of commercial property located in Hong Kong.

Rental revenue

Revenue from rentals was $30,510 and $35,630 for the three months ended September 30, 2021, and September 2020, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the future.

Total operating costs and expenses

Total operating costs and expenses were $1,060,191 and $1,147,339 for the three months ended September 30, 2021, and 2020, respectively. They consist of cost-of-service revenue, cost of real estate properties sold, cost of rental revenue, and general and administrative expenses.

Loss from operations for the three months ended September 30, 2021, and September 30, 2020 was $630,825 and $468,422, respectively. An increase in loss from operations was mainly due to a decrease in revenue from the sale of real estate property and an increase in general and administrative expenses in 2021.

Cost of service revenue

Cost of revenue on provision of services was $85,335 and $52,243 for the three months ended September 30, 2021, and 2020, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

An increase of cost-of-service revenue was in tandem with the increase in service business revenue.

Cost of real estate properties sold

There was no cost incurred for the sale of real estate property for the three months ended September 30, 2021. Cost of revenue on real estate property sold was $210,573 for the three months ended September 30, 2020. It primarily consisted of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue

Cost of rental revenue was $10,506 and $13,986 for the three months ended September 30, 2021, and September 30, 2020, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property insurance, depreciation, and other related administrative costs. Property management fees and utility expenses are paid directly by tenants. A decrease of cost of rental revenue was mainly due to a decrease of insurance premiums of $1,078 and agency commission of $1,030, in 2021.

General and administrative expenses

General and administrative (“G&A”) expenses were $964,350 and $870,537 for the three months ended September 30, 2021, and September 30, 2020, respectively. For the three months ended September 30, 2021, G&A expenses consisted primarily of directors’ compensation of $164,244, salary and wages of $338,167, other professional fees of $103,737, legal services fee of $86,007, advertising and promotion expenses of $59,347 and rental expenses of $25,580. We expect our G&A expenses to continue to increase as we integrate our business acquisitions, expand our existing businesses, and develop new markets in other regions.

Other income or expenses

Net other expense was $5,414,157 and net other income was $38,673 for the three months ended September 30, 2021, and September 30, 2020, respectively. For the three months ended September 30, 2021, and September 30, 2020, a fair value gain associated with warrants was $27,678 and $11,804, respectively. Interest expense was $762,253, which mainly consisted of interest expense associated with convertible notes of $750,982 for the three months ended September 30, 2021, while interest expense was $36,118 for the three months ended September 30, 2020. Loss on extinguishment of convertible notes of $4,593,366 and impairment of other investments of $2,094,300 offset by reversal of write-off notes receivable of $2,000,000 were recorded for the three months ended September 30, 2021.

Interest expenses

On October 13, 2020, the Company issued three unsecured promissory notes to Streeterville Capital, LLC, FirstFire Global Opportunities Fund, LLC, and Granite Global Value Investments Ltd. (collectively, the “Investors”), respectively. The Company issued another unsecured promissory note to Streeterville Capital, LLC (“Streeterville”) on January 8, 2021, and February 11, 2021, respectively (see Note 6). Interest expenses related to the convertible promissory notes totaled $750,982 for the three months ended September 30, 2021, which included coupon interest expense of $130,493, amortization of discount on convertible notes of $46,265, amortization of debt issuance costs of $19,421, interest expense associated with conversion of notes of $553,571 and interest expense due to non-fulfillment of use of proceeds requirements of $1,232.

Total interest expenses were $762,253 and $36,118 for the three months ended September 30, 2021, and 2020, respectively.

Net loss

Net loss was $6,044,982 and $429,749 for the three months ended September 30, 2021, and September 30, 2020, respectively. An increase in net loss was mainly due to a decrease in revenue from the sale of real estate properties, an increase of G&A expenses and interest expenses associated with the convertible promissory notes, loss on extinguishment of convertible notes and impairment loss of other investments.

Net income or loss attributable to noncontrolling interest

The Company records net income or loss attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

For the three months ended September 30, 2021, and September 30, 2020, the Company recorded net loss attributable to a noncontrolling interest of $18,555 and net income attributable to the noncontrolling interests of $24,162, respectively.

Comparison of the nine months ended September 30, 2021, and September 30, 2020

Total revenue

Total revenue was $2,194,409 and $1,896,598 for the nine months ended September 30, 2021, and September 30, 2020, respectively. The increase of $297,811 was mainly due to an increase of revenue in business services and the sale of real estate properties in 2021. We expect revenue from our business services segment to steadily improve as we are expanding our businesses into new territories.

Service business revenue

Revenue from the provision of business services was $1,715,555 and $1,551,783 for the nine months ended September 30, 2021, and September 30, 2020, respectively. It was derived principally from business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We expect revenue from our business services segment to steadily improve as we expand our businesses into new territories.

Real estate business

Sale of real estate properties

Revenue from the sale of real estate property was $383,445 and $253,677 for the nine months ended September 30, 2021, and September 30, 2020, respectively, which was derived from the sale of one unit of commercial property located in Hong Kong in each of the relevant periods.

Rental revenue

Revenue from rentals was $95,409 and $91,138 for the nine months ended September 30, 2021, and September 30, 2020, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. An increase in rental revenue was mainly due to more units being leased in Hong Kong for the nine months ended September 30, 2021, compared to the same period in 2020. We believe our rental income will be stable in the future.

Total operating costs and expenses

Total operating costs and expenses were $4,071,452 and $3,137,216 for the nine months ended September 30, 2021, and September 30, 2020, respectively. They consist of cost-of-service revenue, cost of real estate properties sold, cost of rental revenue and G&A expenses. The Company incurred $3,525,459 of G&A expenses for the nine months ended September 30, 2021, compared to $2,633,729 of G&A expenses for the same period in 2020.

Cost of service revenue

Costs of revenue on provision of services was $256,905 and $252,687 for the nine months ended September 30, 2021, and September 30, 2020, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered. The slight increase of cost-of-service revenue was mainly due to an increase of other professional fees directly attributable to the services for the nine months ended September 30, 2021.

Cost of real estate properties sold

Cost of revenue on real estate property sold was $253,276 and $210,573 for the nine months ended September 30, 2021, and September 30, 2020, respectively. It primarily consisted of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue

Cost of rental revenue was $35,812 and $40,227 for the nine months ended September 30, 2021, and September 30, 2020, respectively. It includes the costs associated with government rent and rates, repairs and maintenance, property insurance, depreciation, and other related administrative costs. Property management fees and utility expenses are paid directly by the tenants. A slight decrease of cost of rental revenue was mainly due to a decrease of insurance premiums of $1,078 and agency commission of $2,420 in 2021.

General and administrative expenses

G&A expenses were $3,525,459 and $2,633,729 for the nine months ended September 30, 2021, and September 30, 2020, respectively. For the nine months ended September 30, 2021, G&A expenses consisted primarily of directors’ compensation of $493,461, salary and wages of $1,060,209, advertising and promotion expenses of $307,552, other professional fees of $285,839, commission expenses of $260,494, legal services fees of $177,868, rental expenses of $153,148 and subscription fees of $151,363. We expect our G&A expenses to continue to increase as we expect to integrate our business acquisitions, develop our existing businesses, and explore new markets in other regions.

Other income or expenses

Net other expense was $11,093,712 and net other income was $5,139 for the nine months ended September 30, 2021, and September 30, 2020, respectively. A fair value gain on derivative liabilities associated with warrants was $67,422 and a fair value gain on derivative liabilities of options associated with convertible notes was $5,093,720 for the nine months ended September 30, 2021, compared to a loss on change in fair value of derivative liabilities associated with warrants of $28,149 for the nine months ended September 30, 2020. Interest expense was $12,949,517, which mainly consisted of interest expense associated with convertible notes of $12,899,670 for the nine months ended September 30, 2021, while interest expense was $98,669, and no such interest expenses associated with convertible notes for the nine months ended September 30, 2020. Loss on extinguishment of convertible notes of $2,981,987 and impairment of other investments of $5,340,300, were offset by a reversal of write-off notes receivable of $5,000,000 for the nine months ended September 30, 2021.

Interest expenses

On October 13, 2020, the Company issued three unsecured promissory notes to Streeterville Capital, LLC, FirstFire Global Opportunities Fund, LLC, and Granite Global Value Investments Ltd. (collectively, the “Investors”), respectively. The Company issued another unsecured promissory note to Streeterville Capital, LLC (“Streeterville”) on January 8, 2021, and February 11, 2021, respectively (see Note 6). Interest expenses related to the convertible promissory notes totaled $12,899,670 for the nine months ended September 30, 2021, which included coupon interest expense of $459,004, amortization of discount on convertible notes of $206,342, amortization of debt issuance costs of $76,380, interest expense associated with conversion of notes of $2,254,480, interest expense associated with accretion of convertible notes payable of $8,561,440, interest expense due to non-fulfillment of use of proceeds requirements of $1,106,488 and additional charge for early redemption of $235,536.

Total interest expenses were $12,949,517 and $98,669 for the nine months ended September 30, 2021, and September 30, 2020, respectively.

Net Loss

Net loss was $12,973,389 and $1,235,479 for the nine months ended September 30, 2021, and September 30, 2020, respectively. An increase in net loss was mainly due to an increase of G&A expenses, interest expenses associated with the convertible promissory notes, loss on extinguishment of convertible notes and impairment loss of other investments.

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

In July 2021, the Company acquired all the issued and outstanding shares of common stock of Greenpro Capital Village Sdn. Bhd. (“GCVSB”) from our director, Mr. Lee Chong Kuang at a consideration of MYR167 (approximately $40) and redeemed 347,000 shares out of total 504,750 shares of preferred stock from 25 preferred stock shareholders of GCVSB by issuance of 79,530 shares of the Company’s Common Stock valued at $69,191 or $0.87 per share. Total consideration of the acquisition was $69,231. The Company acquired GCVSB to expand its business consulting services.

On August 2, 2021, the Company sold its entire 100% interest in Greenpro Credit Limited (“GCL”) to an unrelated party for HK$30,000 (approximately $3,854), due to continuing losses incurred by GCL.

As of September 30, 2021, the noncontrolling interest is related to a 40% interest of our subsidiary, Forward Win International Limited and a 31% interest in the preferred stock, representing 157,750 shares of a total 504,750 shares of preferred stock of our newly acquired subsidiary, Greenpro Capital Village Sdn. Bhd. (“GCVSB”).

For the nine months ended September 30, 2021, and September 30, 2020, we recorded net income attributable to a noncontrolling interest of $42,617 and $28,424, respectively.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2021 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2021.

Contractual Obligations

As of September 30, 2021, one of our subsidiaries leased one office in Hong Kong under a non-cancellable operating lease, with a term of two years commencing from March 15, 2021, to March 14, 2023. Another subsidiary of the Company leased an office in Malaysia under a non-cancellable operating lease with a term of one year commencing from April 1, 2021, to March 31, 2022. As of September 30, 2021, the future minimum rental payments under these leases in the aggregate are approximately $142,759 and are due as follows: 2021: $27,064, 2022: $96,427 and 2023: $19,268.

Related Party Transactions

For the nine months ended September 30, 2021, and September 30, 2020, related party service revenue totaled $739,949 and $181,417, respectively.

Net accounts receivable due from related parties was $41 and $152,475 as of September 30, 2021, and December 31, 2020, respectively. Other receivable due from related parties was $471,777 and $62,320 as of September 30, 2021, and December 31, 2020, respectively. Amounts due to related parties were $760,503 and $1,108,641 as of September 30, 2021, and December 31, 2020, respectively.

Our related parties are primarily those companies where we own a certain percentage of shares of such companies, and companies that we have determined that we can significantly influence based on our common business relationships. Refer to Note 9 to the Condensed Consolidated Financial Statements for additional details regarding the related party transactions.

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

Liquidity and Capital Resources

Our cash balance on September 30, 2021, was $6,010,499, as compared to $1,086,753 on December 31, 2020, it was increased by $4,923,746. We estimate the Company currently has sufficient cash available to meet its anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2021, the Company incurred a net loss of $12,973,389 and used cash in operations of $2,246,984. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s financial statements on December 31, 2020, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $2,246,984 and $845,125 for the nine months ended September 30, 2021, and September 30, 2020, respectively. The cash used in operating activities in 2021 was mainly due to net loss for the period of $12,973,389, reversal of write-off notes receivable of $5,000,000, a fair value gain of options associated with convertible notes of $5,093,720 and offset by amortization and interest expenses associated with convertible notes of $12,205,130, loss of extinguishment of convertible notes of $2,981,987 and impairment of other investments of $5,340,300. For the nine months ended September 30, 2021, non-cash adjustments totaled $10,652,319, were mainly composed of non-cash expenses of interest expense associated with accretion of convertible notes of $8,561,440, interest expense associated with conversion of notes of $2,254,480, interest expense due to non-fulfillment of use of proceeds requirements of $1,106,488, amortization of discount on convertible notes of $206,342, amortization of debt issuance costs of $76,380, loss of extinguishment of convertible notes of $2,981,987 and impairment of other investments of $5,340,000, and offset by non-cash income of reversal of write-off notes receivable of $5,000,000 and fair value gain of options associated with convertible notes of $5,093,720.

Investing activities

Net cash provided by investing activities was $87,279 and $88,550 for the nine months ended September 30, 2021, and September 30, 2020, respectively.

Financing activities

Net cash provided by financing activities was $7,016,119 and $83,918 for the nine months ended September 30, 2021, and September 30, 2020, respectively.

The cash provided by financing activities in the nine months ended September 30, 2021 was mainly from the net proceeds of convertible notes of $5,210,000 and collection of notes receivable of $5,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On September 1, 2021, the Company received notice that Millennium Fine Art Inc. (the “Plaintiff”) commenced legal proceedings against the Company at the Clark County District Court in Nevada on August 24, 2021. The Plaintiff alleges, amongst other things, a breach of contract based on a term sheet and a purchase and sale agreement both dated April 21, 2021, seeks damages amounting to $66,000,000 and specific performance. We believe the Plaintiff’s allegations and claims are completely without merit and factual basis. We intend to vigorously defend ourselves and to pursue all rights and remedies against the Plaintiff.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 14, 2021, Streeterville Capital, LLC (“Streeterville”), exercised an option defined in the terms of the convertible promissory note issued by the Company on October 13, 2020, to redeem the note after 6 months from issuance date, at a conversion price of $1 per share. The note was fully repaid upon 704,738 restricted shares of the Company’s Common Stock were issued to Streeterville on April 16, 2021, for settlement of the principal balance of $670,000 and accrued interest of $34,738, respectively.

On July 14, July 26, August 5, and August 31, 2021, Streeterville exercised an option defined in the terms of the convertible promissory note issued by the Company on January 8, 2021, to redeem its note after 6 months from issuance date, at a conversion price of $0.752175 per share for the conversion notice on July 14, 2021, and $0.621675 per share for the remaining three conversion notices on July 26, August 5 and August 31, 2021, respectively. The note was fully repaid in the amount of $1,762,857 upon issuance of an aggregate of 2,786,819 restricted shares of the Company’s Common Stock to Streeterville for settlement of the principal balance of $1,660,000 and accrued interest of $102,857, respectively.

On August 12, August 20, August 24, and August 31, 2021, Streeterville exercised an option defined in the terms of the convertible promissory note issued by the Company on February 11, 2021, to redeem its note after 6 months from issuance date, at a conversion price of $0.621675 per share, respectively. The note was repaid in the amount of $5,261,499 upon issuance of an aggregate of 8,463,423 restricted shares of the Company’s Common Stock to Streeterville for settlement of the partial principal of $5,078,301 and interest of $183,198.

During the nine months ended September 30, 2021, the Company repaid the convertible notes by cash amounted to $1,413,115 (including aggregated principal of $1,120,000, accrued interest of $57,579 and early redemption charge of $235,536) and by issuance of 11,954,980 restricted shares of the Company’s Common Stock at the share value of $7,729,094 (including the aggregated principal of $7,408,301 and interest of $320,793), respectively.

On October 6 and October 8, 2021, Streeterville exercised an option defined in the terms of the convertible promissory note issued by the Company on February 11, 2021, to redeem its note after 6 months from issuance date, at conversion prices of $0.43995 respectively per share. The note was fully repaid in the amount of $558,747 upon issuance of an aggregate of 1,270,024 restricted shares of the Company’s Common Stock to Streeterville for settlement of the remaining principal balance of $438,187 and the accrued interest of $120,560. After that all convertible notes issued by the Company since October 13, 2020, have been repaid.

The abovementioned redemptions and issuances of shares of Common Stock were exempt from registration pursuant to the provisions of Section 4(a)(2) of the Securities Act, as amended and Rule 506 of Regulation D promulgated thereunder. Streeterville had represented to the Company that it (i) is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act, (ii) is knowledgeable, sophisticated, and experienced in making investment decisions of this kind, and (iii) has had adequate access to information about the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 30, 2021, the Company received notice from The NASDAQ Stock Market (“Nasdaq”) that, because the closing bid price for the Company’s Common Stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market pursuant to the Nasdaq Listing Rule 5550(a)(2). However, the Nasdaq Listing Rules also provide the Company a compliance period of 180 calendar days (i.e., by February 28, 2022) in which to regain compliance.

If at any time during this 180-day period, the closing bid price of the Company’s Common Stock is at least $1.00 for a minimum of ten consecutive business days, the Company will be provided with written confirmation of compliance and the matter will be closed.

In the event the Company does not regain compliance, it may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, the Nasdaq will inform that Company that it has been granted an additional 180 calendar days. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, its Common Stock will be subject to delisting.

The Company is considering actions that it may take in response to this notification to regain compliance with the continued listing requirements, but no decisions about a response have been made at this time.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer and principal accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenpro Capital Corp.

Date: November 10, 2021	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

