Form 10-K
period 2021-12-31
Greenpro Capital Corp.
filed 2022-03-29
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-38308

Greenpro Capital Corp.

(Exact name of registrant issuer as specified in its charter)

Nevada	98-1146821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

B-7-5, Northpoint,

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was $37,122,496, based on the last reported sale price of $1.32 per share.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 29, 2022, there were 78,671,688 shares, par value $0.0001, of the registrant’s Common Stock issued and outstanding.

Greenpro Capital Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

GREENPRO GROUP ORGANIZATION CHART

As of December 31, 2021

GREENPRO CAPITAL CORP.
(Incorporated in Nevada, United States)
100%
GREENPRO RESOURCES LIMITED
(Incorporated in BVI)
100%
GREENPRO CAPITAL VILLAGE SDN. BHD.
(Incorporated in Malaysia)
100%
GREENPRO VENTURE CAPITAL LIMITED
(Incorporated in Anguilla)
60%
FORWARD WIN INTERNATIONAL LIMITED
協旺國際有限公司
(Incorporated in Hong Kong)
100%
GREENPRO HOLDING LIMITED
綠専控股有限公司
(Incorporated in Hong Kong)
100%
GREENPRO RESOURCES (HK) LIMITED
綠専資源(香港)有限公司
(Incorporated in Hong Kong)
100%
GREENPRO RESOURCES SDN. BHD.
(Incorporated in Malaysia)
100%
GREENPRO MANAGEMENT CONSULTANCY LIMITED
綠専企業管理諮詢（深圳）有限公司
(Incorporated in Shenzhen, China)
100%
SHENZHEN FALCON FINANCIAL CONSULTING LIMITED
深圳市輝勤財務咨詢有限公司
(Incorporated in Shenzhen, China)
100%
GREENPRO GLOBAL CAPITAL SDN. BHD.
(Incorporated in Malaysia)
(FORMER NAME: GREENPRO WEALTHON SDN.
100%
GREENPRO NEW FINANCE ACADEMY LIMITED
(Incorporated in Hong Kong)
(FORMER NAME: GREENPRO SYNERGY NETWORK LIMITED)
100%
GREENPRO SYNERGY NETWORK (SHENZHEN) LIMITED
綠専創富聯盟(深圳)有限公司
(Incorporated in Shenzhen, China)
100%
ASIA UBS GLOBAL LIMITED
亞洲環球商業顧問有限公司
(Incorporated in Hong Kong)
100%
ASIA UBS GLOBAL LIMITED
(Incorporated in Belize)
100%
FALCON CORPORATE SERVICES LIMITED
輝勤企業服務有限公司
(Incorporated in Hong Kong)
100%
FALCON ACCOUNTING & SECRETARIES LIMITED
輝勤會計秘書事務有限公司
(Incorporated in Hong Kong)
(FORMER NAME: FALCON SECRETARIES LIMITED)
100%
GREENPRO SPARKLE INSURANCE BROKERS LIMITED
綠専耀星保險顧問有限公司
Incorporated in Hong Kong
(FORMER NAME: SPARKLE INSURANCE BROKERS LIMITED)
100%
GREENPRO FAMILY OFFICE LIMITED
綠専家族管理服務有限公司
(Incorporated in Hong Kong)
100%
GREENPRO FINANCIAL CONSULTING LIMITED
綠専財務顧問有限公司
(Incorporated in Belize)

A list of our subsidiaries with a brief description of their business is set forth below:

Name (Domicile)	Business

Greenpro Capital Corp. (Nevada, USA)	Provides financial consulting services and corporate services.

Greenpro Resources Limited (British Virgin Islands)	A holding company.

Greenpro Holding Limited (Hong Kong)	A holding company.

Greenpro Resources (HK) Limited (Hong Kong)	Holds Greenpro’s intellectual property and currently holds six trademarks and applications thereof.

Greenpro Resources Sdn. Bhd. (Malaysia)	Holds investment in commercial real estate in Malaysia.

Greenpro Management Consultancy Limited (China)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory, transaction services in China.

Shenzhen Falcon Financial Consulting Limited (China)	Provides Hong Kong company formation advisory services and company secretarial services and financial services. It focuses on China clients.

Greenpro Global Capital Sdn. Bhd. (formerly known as Greenpro Wealthon Sdn. Bhd.) (Malaysia)	Provides corporate advisory services such as company review, bank loan advisory and bank products analysis services.

Greenpro Financial Consulting Limited (Belize)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory, transaction services.

Asia UBS Global Limited (Belize)	Provides business advisory services with a main focus on offshore company formation advisory and company secretarial services, such as tax planning, bookkeeping and financial review. It focuses on South-East Asia and China clients.

Asia UBS Global Limited (Hong Kong)	Provides business advisory services with a main focus on Hong Kong company formation advisory and company secretarial services, such as tax planning, bookkeeping and financial review. It focuses on Hong Kong clients.

Falcon Corporate Services Limited (Hong Kong)	Provides offshore company formation advisory services and company secretarial services. Clients based in Hong Kong and China.

Falcon Accounting & Secretaries Limited (formerly known as Falcon Secretaries Limited) (Hong Kong)	Provides company formation advisory services and company secretarial services in Hong Kong.

Greenpro Family Office Limited (Hong Kong)	Provides professional multi-family office offers services such as wealth planning, administration, asset protection and management, asset consolidation, asset performance monitoring, charity services, tax and legal services, trusteeship and risk management, investment planning and management, and business support services.

Greenpro Venture Capital Limited (Anguilla)	A holding company.

Forward Win International Limited (Hong Kong)	Holds investment in commercial real estate in Hong Kong.

Greenpro New Finance Academy Limited (formerly known as Greenpro Synergy Network Limited) (Hong Kong)	Provides a borderless platform through networking events and programs in Hong Kong.

Greenpro Synergy Network (Shenzhen) Limited (China)

Provides a borderless platform through networking events and programs in China for our members to seek professional services, business opportunities, and to exchange sources of information and research.

Greenpro Sparkle Insurance Brokers Limited (Hong Kong)	Provides insurance brokerage services with an insurance broker license in Hong Kong.
Greenpro Capital Village Sdn. Bhd. (Malaysia)	Provides business consulting and advisory services in Malaysia.

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

Greenpro Holding Limited, a Hong Kong company

On July 22, 2013, Greenpro Holding Limited (“GHL”) was founded and incorporated by GRBVI in Hong Kong.

Greenpro Management Consultancy Limited, a Shenzhen, China company

On August 30, 2013, Greenpro Management Consultancy Limited (“GMCSZ”) was founded and incorporated by GRHK in Shenzhen, China.

Development of Greenpro Resources Limited and its wholly owned subsidiaries through acquisitions

On January 1, 2014, Greenpro Resources Limited (“GRBVI”) acquired 100% of the outstanding shares of GFCL, from our director, Mr. Lee at a consideration of $1.

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

Acquisition and Reorganization of Subsidiaries

Acquisitions of entities under common control:

Acquisition of Greenpro Resources Limited, a British Virgin Islands company

On July 31, 2015, we acquired 100% of the issued and outstanding securities of Greenpro Resources Limited, a British Virgin Islands corporation (“GRBVI”), which had been our affiliate at the time of the acquisition. As consideration thereof, we issued 9,070,000 shares of our restricted Common Stock and paid $25,500 in cash.

At the time of the acquisition of GRBVI, Mr. Lee was the Company’s Chief Executive Officer, President and director, and Mr. Loke was the Company’s Chief Financial Officer, Secretary, Treasurer and director. Messrs. Lee and Loke each held a 44.6% interest in the Company. Before the transaction, Mr. Lee was GRBVI’s Chief Executive Officer and director, and Mr. Loke was GRBVI’s Chief Financial Officer and director, and Messrs. Lee and Loke each held a 50% interest in GRBVI. Upon the consummation of the acquisition, Messrs. Lee and Loke received, in the aggregate, $25,500 in cash and 9,070,000 shares of restricted Common Stock of the Company, and the acquisition was accounted for as a transfer among entities under common control.

Acquisition of Greenpro Venture Capital Limited, an Anguilla corporation

On September 30, 2015, the Company acquired all the issued and outstanding securities of Greenpro Venture Capital Limited, an Anguilla corporation (“GVCL”), from its shareholders, Messrs. Lee and Loke, respectively. At the time of the acquisition of GVCL, Mr. Lee was the Company’s Chief Executive Officer, President and director, and Mr. Loke was the Company’s Chief Financial Officer, Secretary, Treasurer and director. Messrs. Lee and Loke each held a 43.02% interest in the Company. At the time of the acquisition of GVCL, Mr. Lee was GVCL’s Chief Executive Officer and director, Mr. Loke was GVCL’s Chief Financial Officer and director, and Messrs. Lee and Loke each held a 50% interest in GVCL. Upon the consummation of the acquisition, Messrs. Lee and Loke received, in the aggregate, $6,000 in cash and 13,260,000 shares of restricted Common Stock of the Company, and the acquisition was accounted for as a transfer among entities under common control.

Acquisition of A&G International Limited, a Belize company

On September 30, 2015, we acquired 100% of the issued and outstanding securities of A&G International Limited, a Belize corporation (“A&G”), from Ms. Yap Pei Ling (“Ms. Yap”). Ms. Yap, a director and sole shareholder of A&G, is the spouse of our director, Mr. Lee.

In connection therewith, we issued to Ms. Yap, 1,842,000 shares of our restricted Common Stock and the acquisition was accounted for as a transfer among entities under common control.

A&G provided corporate and business advisory services through its wholly owned subsidiaries, Asia UBS Global Limited, a Hong Kong limited company (“AUH”) and Asia UBS Global Limited, a Belize corporation (“AUB”).

On December 30, 2015, A&G transferred all the issued and outstanding securities of AUH and AUB to GRBVI to simplify our corporate structure. Then A&G, a corporation with no assets, was subsequently transferred back to Ms. Yap.

Acquisition of Falcon Accounting & Secretaries Limited (formerly known as Falcon Secretaries Limited) and Falcon Corporate Services Limited (formerly known as Ace Corporate Services Limited), Hong Kong companies, and Shenzhen Falcon Financial Consulting Limited, a Shenzhen, China company

On September 30, 2015, we acquired all the issued and outstanding securities of Falcon Secretaries Limited (renamed to Falcon Accounting & Secretaries Limited on February 25, 2020), Ace Corporate Services Limited (renamed to Falcon Corporate Services Limited on August 26, 2016) and Shenzhen Falcon Financial Consulting Limited (these companies collectively known as “F&A”). As consideration thereto, we issued to Ms. Chen Yanhong, a sole shareholder of F&A (“Ms. Chen”), 2,080,200 shares of our restricted Common Stock, representing an aggregate purchase price of $1,081,704 based on the average closing price of the ten trading days preceding the date of the acquisition agreement on July 31, 2015, of $0.52 per share. The purchase price was determined based on the business value generated from F&A at the time of acquisition. The acquisition was accounted for as a transfer among entities under common control.

Ms. Chen, a director and sole shareholder of F&A, is also a director and legal representative of Greenpro Management Consultancy Limited, one of our subsidiaries in Shenzhen, China.

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

GCL operates a money lending business in Hong Kong. On April 28, 2017, GCL sold two (2) ordinary shares, representing 100% of its ownership, at a total consideration of $0.26 in cash to GRBVI. The purchase price was determined based on the mutual agreement between GCL and GRBVI.

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

Acquisition, disposal, and reacquisition of Greenpro Capital Village Sdn. Bhd. (formerly known as Weld Asia Global Advisory Sdn. Bhd.), a Malaysian company

On February 25, 2013, Greenpro Financial Consulting Limited, a subsidiary of the Company, acquired 100% of Weld Asia Global Advisory Sdn. Bhd., a Malaysian company, from its shareholders, Mr. Lee Chong Kuang, and his spouse, Ms. Yap Pei Ling, for MYR2 (approximately $0.50). At the time of the acquisition, Mr, Lee Chong Kuang was the Company’s Chief Executive Officer, President and director and the acquisition was accounted for as a transfer among entities under common control.

In 2015, Weld Asia Global Advisory Sdn. Bhd. was renamed Greenpro Capital Village Sdn. Bhd. (“GCVSB”). On October 1, 2015, the Company sold 49% of the outstanding shares of GCVSB to QSC Asia Sdn. Bhd., an unrelated party (“QSC”), for MYR49,000 (approximately $12,794). On June 26, 2019, the Company disposed of GCVSB due to continued losses incurred by GCVSB and sold its remaining 51% interest in GCVSB to Ms. Tan Tee Yong, an unrelated party (“Ms. Tan”), for MYR51 (approximately $12).

On June 22, 2020, our director, Mr. Lee acquired respective 51% and 49% shareholdings of GCVSB (51,000 shares and 49,000 shares of common stock of GCVSB) from Ms. Tan and QSC at a price of MYR51,000 and MYR49,000, respectively or MYR1 per share.

In July 2021, the Company acquired all the issued and outstanding shares of common stock of GCVSB from our director, Mr. Lee at a consideration of MYR167 (approximately $40) and redeemed 347,000 shares out of a total of 504,750 shares of preferred stock from 25 preferred stock shareholders of GCVSB by issuance of 79,530 shares of the Company’s Common Stock valued at $69,191 or $0.87 per share. Total consideration of the acquisition was $69,231. The Company acquired GCVSB to expand its business consulting services.

Disposal of subsidiaries

Disposal of Greenpro Credit Limited, a Hong Kong company

On August 2, 2021, the Company sold its entire 100% interest in Greenpro Credit Limited to an unrelated party for HK$30,000 (approximately $3,847), due to continuing losses incurred by GCL.

As of August 2, 2021, GCL had no assets or liabilities, resulting in a gain on disposal of $3,847, after consideration of foreign currency adjustments.

Acquisition of an associate company

Acquisition of Greenpro KSP Holding Group Company Limited (formerly known as KSP Holding Group Company Limited)

On July 20, 2018, our wholly owned subsidiary, GVCL entered into a sale and purchase agreement with Mr. Prapakorn Saokliew and Ms. Surapa Jamjang, each holding 45.13% and 45.12% shareholdings in KSP Holding Group Company Limited, respectively. Pursuant to the agreement, GVCL agreed to acquire approximately 49% of the shareholdings of KSP Holding Group Company Limited (“KSP”, renamed to Greenpro KSP Holding Group Company Limited on August 7, 2018) in exchange for $363,930, made up of $75,000 in cash and 38,524 shares of the Company’s Common Stock valued at $288,930. The Company also issued 578 shares of the Company’s Common Stock valued at $7.50 per share, or a total of $4,335, as a commission that was also capitalized as cost of investment in KSP. KSP provides accounting, auditing and consulting services in Thailand. The Company accounted for its investment in KSP under the equity method of accounting.

On December 31, 2018, the Company determined that its investment in KSP was impaired and recorded an impairment of unconsolidated investment of $363,930. We currently hold approximately 48% of the issued and outstanding shares of KSP.

Acquisitions of other investments

	Name (Domicile)	Acquisition Date	Shareholdings	Business
1.	Greenpro Trust Limited	March 30, 2015	8.33%	Provides trusteeship, custodial
	(Hong Kong)	April 13, 2016	2.78%	and fiduciary services
2.	Agape ATP Corporation (Nevada, US)	April 14, 2017	4.65%	Supplies health and wellness products
3.	Millennium Fine Art Inc. (Wyoming, US)	June 29, 2020	4.65%	Invests in art (Millennium Sapphire)
4.	Ata Plus Sdn. Bhd. (Malaysia)	July 8, 2020	15%	Provides an online equity crowdfunding platform to assist small to medium-sized enterprises (SMEs) to access funding through its platform
5.	Global Leaders Corporation (Nevada, US)	August 30, 2020	5.85%	Provides training and consulting services
6.	First Bullion Holdings Inc.	October 19, 2020	10%	Provides cryptocurrency trading
	(British Virgin Islands)	February 17, 2021	8%	and digital asset exchange services
7.	New Business Media Sdn. Bhd. (Malaysia)	November 1, 2020	18%	Provides a capital market focused portal to browse business markets or corporate news
8.	Adventure Air Race Company Limited (Nevada, US)	December 22, 2020	3.60%	Organizes international air race series
9.	Pentaip Technology Inc. (Nevada, US)	December 29, 2020	10%	Provides big data and focuses on artificial intelligence (AI) to provide financial services
10.	Angkasa-X Holdings Corp. (British Virgin Islands)	February 3, 2021	5%	Provides internet connectivity to rural areas in Southeast Asia
11.	Simson Wellness Tech. Corp. (Nevada, US)	February 19, 2021	5%	Provides a digital platform that acts as middleware for distribution of optical products
12.	Innovest Energy Fund (Cayman Islands)	April 7, 2021	N/A	Develops a multi-faceted suite of products and services for the cryptocurrency industry and economy
13.	Jocom Holdings Corp. (Nevada, US)	June 2, 2021	3%	Operates a Malaysia-based m-commerce platform specializing in online grocery shopping via smartphones
14.	72 Technology Group Limited (Cayman Islands)	July 13, 2021	0.83%	Provides digital marketing services using 5G and artificial intelligence (AI) technology
15.	Ata Global Inc. (Nevada, US)	July 30, 2021	5%	Provides financial technology (FinTech) services
16.	catTHIS Holdings Corp. (Nevada, US)	August 27, 2021	5%	Provides a digital catalog management platform for users to upload, share and retrieve digital catalogs from any devices
17.	Fruita Bio Limited (British Virgin Islands)	September 27, 2021	5%	Produces bio-degradable packaging materials

1.	Acquisition of Greenpro Trust Limited

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

On April 14, 2017, GVCL acquired 17,500,000 shares of common stock of Agape ATP Corporation, a Nevada corporation (“Agape”), par value of $0.0001 per share, for $1,750. Agape is principally engaged in providing health and wellness products and advisory services to clients in Malaysia. As of December 31, 2021, GVCL holds approximately 5% of the total outstanding shares of Agape and recognized the investment at historical cost of $1,750 under other investments.

3.	Acquisition of Millennium Fine Art Inc.

On June 29, 2020, the Company entered into a purchase and sale agreement with its Wyoming incorporated subsidiary, Millennium Fine Art Inc. (“MFAI”). Pursuant to the agreement, the Company agreed to sell its 4% ownership interest in a 12.3 kilogram carved natural blue sapphire (the “Millennium Sapphire”) to MFAI and MFAI agreed to acquire the 4% ownership of the Millennium Sapphire from the Company. As consideration thereto, on July 1, 2020, MFAI issued 2,000,000 restricted shares of its Class B common stock to the Company valued at $5,000,000 ($5 per share), in which 1,000,000 shares were retained by the Company and the other 1,000,000 shares were reserved as a dividend to the shareholders of the Company. The Company expects to distribute these 1,000,000 shares to its shareholders later. A gain on disposal of $1,000,000 was recorded at the Company level but was eliminated upon consolidation.

On July 1, 2020, MFAI issued 19,200,000 restricted shares of its Class A common stock to a majority owner of the Millennium Sapphire, Mr. Daniel McKinney valued at $96,000,000 ($5 per share) to acquire the remaining 96% interest in the Millennium Sapphire. MFAI is an investment company and has a 100% interest in the Millennium Sapphire.

As of December 31, 2021, the Company owns 2,000,000 shares of Class B common stock of MFAI, in which 1,000,000 shares were retained by the Company and recognized at historical cost of $4,000,000 (by issuance of 4,444,444 shares of the Company’s restricted Common Stock at $0.9 per share) under other investments, representing approximately 5% of the issued and outstanding shares of MFAI and approximately 1% of MFAI’s total voting rights. The other 1,000,000 shares were reserved as a dividend to the shareholders of the Company, and as of the date of this report, the dividend has not been distributed.

4.	Acquisition of Ata Plus Sdn. Bhd.

On July 8, 2020, GVCL entered into an acquisition agreement with all the eight shareholders of Ata Plus Sdn. Bhd., a company incorporated in Malaysia and a Recognized Market Operator (RMO) by the Securities Commission of Malaysia (“APSB”). Pursuant to the agreement, GVCL agreed to acquire 15% of the issued and outstanding share of APSB for a purchase price of $749,992. The purchase price was paid by the Company issuing to the shareholders approximately 457,312 shares of the Company’s restricted Common Stock, which was based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement, $1.64 per share, on November 18, 2020.

As of December 31, 2021, GVCL holds 15% shareholdings of APSB and recognized the investment at historical cost of $749,992 under other investments.

5.	Acquisition of Global Leaders Corporation

On August 30, 2020, GVCL entered into a subscription agreement with Global Leaders Corporation, a Nevada corporation (“GLC”) to acquire 9,000,000 shares of common stock of GLC at a price of $900 or $0.0001 per share, representing approximately 6% of the total issued and outstanding shares of GLC. GLC’s principal activities are providing training and consulting services to corporate clients in Hong Kong and China. As of December 31, 2021, GVCL recognized the investment at historical cost of $900 under other investments.

6.	Acquisition of First Bullion Holdings, Inc.

On October 19, 2020, GVCL entered into a stock purchase and option agreement with Mr. Tang Ka Siu Johnny and First Bullion Holdings Inc. (“FBHI”). FBHI, a British Virgin Islands company, operates the businesses of banking, payment gateway, credit cards, debit cards, money lending, crypto trading and securities token offerings, with corporate offices in the Philippines and Hong Kong. Pursuant to the agreement, GVCL agreed to acquire 10% of the issued and outstanding shares of FBHI for a purchase price of $1,000,000 by issuing approximately 685,871 shares of the Company’s restricted Common Stock to Mr. Tang, which was based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement.

Pursuant to the agreement, Mr. Tang and FBHI also granted to GVCL an option for 180 days following the date of the agreement to purchase an additional 8% of the issued and outstanding shares of FBHI, at an agreed valuation of FBHI equal to $20,000,000. In consideration of acquisition of the option, GVCL agreed to issue 250,000 shares of the Company’s restricted Common Stock to Mr. Tang, which shall constitute partial payment for the option should GVCL elect to exercise the option.

On December 11, 2020, the Company issued 685,871 shares of its restricted Common Stock to two designees of Mr. Tang at $1.458 per share to acquire 10% of the issued and outstanding shares of FBHI for a purchase price of $1,000,000 and issued 250,000 shares of its restricted Common Stock at $364,500 or $1.458 per share in partial consideration of the additional 8% shareholdings of FBHI.

On February 17, 2021, GVCL exercised its option and FBHI issued to GVCL 160,000 ordinary shares of FBHI, comprising the additional 8% of the shares sold under the agreement valued at $20,000,000.

On February 26, 2021, the Company issued an additional 342,592 shares of its restricted Common Stock to two designees of Mr. Tang at $2.70 per share (valued at approximately $925,000).

As of December 31, 2021, GVCL, in aggregate, holds 360,000 ordinary shares of FBHI, representing 18% of the total issued and outstanding shares of FBHI. The investment was recognized at historical cost of $2,289,500 under other investments.

7.	Acquisition of New Business Media Sdn. Bhd

On November 1, 2020, GVCL entered into an acquisition agreement with Ms. Lee Yuet Lye and Mr. Chia Min Kiat, shareholders of New Business Media Sdn. Bhd. New Business Media Sdn. Bhd. is a Malaysian company involved in operating a Chinese media portal, which provides digital news services focusing on Asian capital markets (“NBMSB”). NBMSB is one of the biggest Chinese language digital business news networks in Malaysia and has readers from across Southeast Asia.

Pursuant to the agreement, both Ms. Lee and Mr. Chia have agreed to sell to GVCL an 18% equity stake in NBMSB in consideration of a new issuance of 257,591 shares of the Company’s restricted Common Stock, valued at $411,120 or $1.596 per share. The consideration was derived from an agreed valuation of NBMSB of $2,284,000, based on its assets including customers, fixed assets, cash and cash equivalents, liabilities as of November 1, 2020.

As of December 31, 2021, GVCL recognized the investment at historical cost of $411,120 under other investments.

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

As of December 31, 2021, GVCL, in aggregate, holds approximately 4% of the issued and outstanding shares of AARC and recognized the investment at historical cost of $249,385 under other investments.

9.	Acquisition of Pentaip Technology Inc.

On December 29, 2020, GVCL entered into a subscription agreement with Pentaip Technology Inc., a Nevada corporation (“PTI”) to acquired 4,000,000 shares of common stock of PTI at a price of $400 or $0.0001 per share, representing 10% of the issued and outstanding shares of PTI. PTI uses artificial intelligence (“AI”) to provide investors and traders with financial data. The investment was recognized at historical cost of $400 under other investments.

10.	Acquisition of Angkasa-X Holdings Corp.

On February 3, 2021, GVCL entered into a subscription agreement with Angkasa-X Holdings Corp., a British Virgin Islands corporation, which principally provides internet connectivity to rural areas in Southeast Asia (“Angkasa”). Pursuant to the agreement, GVCL acquired 28,000,000 ordinary shares of Angkasa at a price of $2,800 or $0.0001 per share. The investment was recognized at historical cost of $2,800 under other investments.

11.	Acquisition of Simson Wellness Tech. Corp.

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

12.	Acquisition of Innovest Energy Fund

On February 11, 2021, Greenpro Resources Limited, a subsidiary of the Company (“GRL”) entered into a subscription agreement with Innovest Energy Fund, a global multi-asset fund incorporated in the Cayman Islands and principally engaged in developing a multi-faceted suite of products and services for the cryptocurrency industry and economy (the “Fund”). Pursuant to the agreement, GRL agreed to subscribe for $7,206,000 worth of Class B shares of the Fund by issuing 3,000,000 shares of the Company’s restricted Common Stock, valued at $7,206,000 to the Fund.

On April 7, 2021, the Company issued 3,000,000 shares of its restricted Common Stock to the Fund and issued 60,000 shares of its restricted Common Stock to a designee of the Fund as a subscription fee of $144,120 ($2.402 per share) associated with the Fund.

On December 31, 2021, GRL determined that its investment in the Fund was impaired and revalued at $1,856,400, and an impairment loss of $5,349,600 was recorded.

13.	Acquisition of Jocom Holdings Corp.

On June 2, 2021, GVCL entered into a subscription agreement with Jocom Holdings Corp., a Nevada corporation, which operates a Malaysia-based m-commerce platform specializing in online grocery shopping via smartphones (“Jocom”). Pursuant to the agreement, GVCL acquired 1,500,000 shares of common stock of Jocom at a price of $150 or $0.0001 per share. The investment was recognized at historical cost of $150 under other investments.

14.	Acquisition of 72 Technology Group Limited

On July 13, 2021, GVCL entered into a subscription agreement with 72 Technology Group Limited, a Cayman Islands media corporation based in China which provides digital marketing services using 5G and AI technology (“72 Technology”). Pursuant to the agreement, GVCL acquired 600,000 shares of common stock of 72 Technology at a price of $6,000 or $0.01 per share. The investment was recognized at historical cost of $6,000 under other investments.

15.	Acquisition of Ata Global Inc.

On July 30, 2021, GVCL entered into a subscription agreement with Ata Global Inc., a Nevada corporation, provides financial technology (“FinTech”) services (“Ata Global”). Pursuant to the agreement, GVCL acquired 2,250,000 shares of common stock of Ata Global at a price of $225 or $0.0001 per share. The investment was recognized at historical cost of $225 under other investments.

16.	Acquisition of catTHIS Holdings Corp.

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

17.	Acquisition of Fruita Bio Limited

On September 27, 2021, GVCL entered into a subscription agreement with Fruita Bio Limited., a British Virgin Islands corporation with major business operations in Thailand and principally engaged in production of bio-degradable packaging materials (“Fruita”). Pursuant to the agreement, GVCL acquired 10,000,000 ordinary shares of Fruita at a price of $1,000 or $0.0001 per share. The investment was recognized at historical cost of $1,000 under other investments.

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

Cross-Border Business Solutions/Cross-Border Listing Solutions

We provide a full range of cross-border services to small to medium-sized enterprises (SMEs) to assist them in conducting their business effectively. Our “Cross-Border Business Solution” includes the following services:

●	Advising clients on company formation in Hong Kong, the United States, the British Virgin Islands and other overseas jurisdictions;

●	Assisting companies to set up bank accounts with banks in Hong Kong to facilitate clients’ banking operations;

●	Providing bank loan referral services;

●	Providing company secretarial services;

●	Assisting companies in applying for business registration certificates with the Inland Revenue Department of Hong Kong;

●	Providing corporate finance consulting services;

●	Providing due diligence investigations and valuations of companies;

●	Advising clients regarding debt and company restructurings;

●	Providing liquidation, insolvency, bankruptcy and individual voluntary arrangement advice and assistance;

●	Designing a marketing strategy and promoting the company’s business, products and services;

●	Providing financial and liquidity analysis;

●	Assisting in setting up cloud invoicing systems for clients;

●	Assisting in liaising with investors for the purposes of raising capital;

●	Assisting in setting up cloud inventory systems to assist clients to record, maintain and control their inventories and track their inventory levels;

●	Assisting in setting up cloud accounting systems to enable clients to keep track of their financial performance;

●	Assisting clients in payroll matters operated in our cloud payroll system;

●	Assisting clients in tax planning, preparing the tax computation and making tax filings with the Inland Revenue Department of Hong Kong;

●	Cross-border listing advisory services, including but not limited to, United States, United Kingdom, Hong Kong, and Australia;

●	International tax planning in China;

●	Advising on Trust and wealth management;

●	Providing an online equity crowdfunding platform to assist small to medium sized enterprises (SMEs) to access funding through its platform;

●	Providing cryptocurrency trading and digital asset exchange services;

●	Providing a capital market focused portal to browse business markets or corporate news;

●	Providing big data and focusing on artificial intelligence (AI) to provide financial services;

●	Providing financial technology (FinTech) services; and

●	Transaction services.

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

Our Service Rates

We intend to have a two-tiered rate system based upon the type of services being offered. We may impose project-based fees, where we charge 10% - 25% of the revenues generated by the client on projects that are completed using our services, such as transaction projects, contract compliance projects, and business planning projects. We may also charge a flat rate fee or fixed fee based on the estimated complexity and timing of a project when our professionals provide specified expertise to our clients on a project. For example, for our Cross-Border Business Solutions services, we plan to charge our client a monthly fixed fee.

Our Venture Capital Business Segment

Venture Capital Investment

As a result of our acquisition of Greenpro Venture Capital Limited (“GVCL”) in 2015, we entered the venture capital business in Hong Kong with a focus on companies located in South-East Asia and East Asia, including Hong Kong, Malaysia, China, Thailand and Singapore. Our venture capital business is focused on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods and (2) investment opportunities in select start-ups and high growth companies.

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

Our business processes for our investment strategy in select start-up and high growth companies are as follows:

●	Step 1. Generating Deal Flow: We expect to actively search for entrepreneurial firms and to generate deal flow through our business incubator and the personal contacts of our executive team. We also anticipate that entrepreneurs will approach us for financing.

●	Step 2. Investment Decision: We will evaluate, examine and engage in due diligence of a prospective portfolio company, including but not limited to product/services viability, market potential and integrity as well as capability of the management. After that, both parties arrive at an agreed value for the deal. Following that is a process of negotiation, which if successful, ends with capital transformation and restructuring.

●	Step 3. Business Development and Value Adding: In addition to capital contribution, we expect to provide expertise, knowledge and relevant business contacts to the company.

●	Step 4. Exit: There are several ways to exit an investment in a company. Common exits are:

○	IPO (Initial Public Offering): The company’s shares are offered in a public sale on an established securities market.

○	Trade sale (Acquisition): The entire company is sold to another company.

○	Secondary sale: The company’s firm sells only part of its shares.

○	Buyback or MBO: Either the entrepreneur or the management of the company buys back the company’s shares of the firm.

○	Reconstruction, liquidation or bankruptcy: If the project fails, the company will restructure or close down its operations.

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

Sales and Marketing

We plan to deploy three strategies to market the Greenpro brand: leadership, market segmentation and sales management process development.

●	Building Brand Image: Greenpro’s marketing efforts will focus on building the image of our extensive expertise and knowledge of our professionals. We intend to conduct a marketing campaign through media visibility, seminars, webinars, and the creation of a wide variety of white papers, newsletters, books, and other information.

●	Market segmentation: We plan to devote marketing resources to highly measurable and high return on investment tactics that specifically target those industries and areas where Greenpro has particularly deep experience and capabilities. These efforts typically involve local, regional or national trade show and event sponsorships, targeted direct mail, email, and telemarketing campaigns, and practice and industry specific micro-sites and newsletters in the Asian region.

●	Social Media: We plan to begin a social media campaign utilizing blogs, Twitter, Facebook and LinkedIn after we secure sufficient financing. A targeted campaign will be made to the following groups of clients: law firms, auditing firms, consulting firms and small to medium-sized enterprises (“SMEs”) in different industries, including biotechnology, intellectual property, information technologies and real estate.

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

Email blasts are one of the commonly used tactics to disseminate information. Our email database will be collected through leads generated by online marketing (social media) and promotional events. Future event invitations and monthly/quarterly newsletters will be sent to the email database to boost event participation and provide updates on Company development.

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

Online Search Engine Optimization (“SEO”) will be used as a supporting strategy to enhance our online presence campaign. We will seek a SEO expert team in China and Malaysia to assist in the promotion of the campaign by using an advertising and keyword tagging strategy to drive traffic to our social media accounts and our company website. The major search engines are Baidu and Google as these are the common search engine worldwide.

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

We generated revenues of $2,949,780 during the fiscal year ended December 31, 2021 and $2,254,811 during the fiscal year ended December 31, 2020. We are not a party to any long-term agreements with our customers.

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

The Employment Ordinance is the main piece of legislation governing conditions of employment in Hong Kong. It covers a comprehensive range of employment protection and benefits for employees, including Wage Protection, Rest Days, Holidays with Pay, Paid Annual Leave, Sickness Allowance, Maternity Protection, Statutory Paternity Leave, Severance Payment, Long Service Payment, Employment Protection, Termination of Employment Contract and Protection against Anti-Union Discrimination.

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

Seasonality

Our businesses are not subject to seasonality.

Employees

As of March 29, 2022, we have 55 employees, located in the following territories:

Country/Territory	Number of Employees
Malaysia	18
China	25
Hong Kong	12

As a result of the Employment Contract Law, all our employees in China have executed standard written employment agreements with us.

We are required to contribute to the Employees Provident Fund under a defined contribution pension plan for all eligible employees in Malaysia between the ages of eighteen and fifty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. The participants are entitled to all of our contributions together with accrued returns regardless of their length of service with the Company. For the years ended December 31, 2021 and 2020, the contributions are $35,977 and $60,536, respectively.

We are required to contribute to the MPF for all eligible employees in Hong Kong between the ages of eighteen and sixty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2021 and 2020, the MPF contributions by the Company were $25,663 and $33,455, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

We are required to contribute to the Social Insurance Schemes and Housing Fund Schemes for all eligible employees in PRC. For the years ended December 31, 2021 and 2020, the contributions were $44,603 and $17,854, respectively.

Executive Office

Our principal executive office is located at B-7-5, Northpoint, Mid Valley City, No. 1 Medan Syed Putra Utara, 59200 Kuala Lumpur, Malaysia. Our principal telephone number is +60 3 2201 - 3192. Our website is at: http://www.greenprocapital.com. The information contained on our website is not, and should not be interpreted to be, a part of this Form 10-K.

We have regional offices in Hong Kong and Shenzhen, China which principally serve their respective clients and provide support to the Company.

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

More specifically our business was affected to a large extent by a shut-down of operations both for ourselves and our clients for much of the first half of 2020. Total revenue for fiscal year 2020 was $2,254,811 compared to $2,949,780 for fiscal year 2021. The increase year o ver year is largely attributable to the growth in the provision of business services, which mainly comprise business consulting and advisory services as well as company secretarial, accounting and financial analysis services. When nation-wide shutdowns were mandated the first half of 2020, there was a corresponding decline in demand for our business services. When business gradually resumed beginning the latter half 2020, we saw a corresponding increase in orders of our business services.

The full extent of the financial impact of the COVID-19 pandemic cannot be reasonably estimated at this time and the pandemic is still ongoing. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and its variants and the actions taken globally to contain the coronavirus or treat its impact, the efficacy of vaccines on COVID-19 and its variants, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events.

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

We were incorporated in Nevada in July 2013. For the year ended December 31, 2021 and 2020, we have generated $2,949,780 and $2,254,811, respectively, in revenues and incurred net losses of $14,363,232 and $3,752,953, respectively. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we are operating. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to market our product and services;

●	our ability to generate revenues; and

●	our ability to raise the capital necessary to continue marketing and developing our product.

We are not currently profitable and may not become profitable.

As of December 31, 2021, we had $5,338,571 cash on hand and our common stockholders’ equity was $18,811,934. We have generated $2,949,780 in revenue in 2021 and have incurred operating loss of $2,754,684 and net loss of $14,363,232. We expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve profitability. We also expect to experience negative cash flow for the foreseeable future due to operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our business.

We may not be able to continue to operate as a going concern.

For the year ended December 31, 2021, the Company incurred a net loss of $14,363,232 and used cash in operating activities of $2,023,150. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2021 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if necessary, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

We believe that barriers to entry are low to medium because of economies of scale, cost advantage and brand identity. Potential competitors may enter this sector with superior services. This would have an adverse effect upon our business and our results of operations. In addition, a high level of support is critical for the successful marketing and recurring sales of our services. Despite having accumulated customers from the past four years, we may still need to continue to improve our platform and software to assist potential customers in using our platform, and we also need to provide effective support to future clients. If we are unable to increase customer support and improve our platform in the face of increasing competition, with the increase in competition, our ability to sell our services to potential customers could adversely affect our brand, which would harm our reputation.

Our use of open source and third-party software could impose limitations on our ability to commercialize our services.

We intend to incorporate open-source software into our platform. Although we monitor our use of open source closely, the terms of many open-source licenses have not been interpreted by U.S. courts or jurisdictions elsewhere, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our services. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open-source software incorporated into our products. In either event, we could be required to seek licenses from third parties to continue our services in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results and financial condition.

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

Risks Related to Doing Business in Hong Kong and China

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

The recent state government interference into business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in Hong Kong and China.

Recently, the Chinese government announced that it would step up supervision of Chinese firms listed offshore. Under the new measures, China will improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading, China will also check sources of funding for securities investment and control leverage ratios. The Cyberspace Administration of China (“CAC”) has also opened a cybersecurity probe into several U.S.-listed tech giants focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the Data Security Law, how companies collect, store, process and transfer data. If our Hong Kong and PRC subsidiaries are subject to such a probe or if they are required to comply with stepped-up supervisory requirements, valuable time from management and money may be expended in complying and/or responding to the probe and requirements, thus diverting valuable resources and attention away from our operations. This may, in turn, negatively impact their operations.

The Company is headquartered in Malaysia with operations in Hong Kong and China. The Company is NOT a Chinese operating company but a Malaysian holding company with operations conducted by its subsidiaries based in China and that this structure involves unique risks to investors. It does not use variable interest entities in its corporate structure. It provides cross-border business solutions such as tax planning, trust and wealth management, cross border listing advisory services, transaction services, record management services, and accounting outsourcing services. One of its venture capital business segments focuses on rental activities of commercial properties and the sale of investment properties. None of the aforesaid business activities appears to be within the current targeted areas of concern by the Chinese government. The Company plans to continue to explore future potential business opportunities in the Asia region, in particular South East Asia. Nonetheless, it intends to keep Hong Kong and China as part of its operating structure going forward and this would potentially subject it to political and economic influence from China to the extent of such operations.

Because of the Company’s subsidiaries in Hong Kong and mainland China and its operations there and given the Chinese government’s significant oversight and discretion over the conduct of our Hong Kong and PRC subsdiaries’ business operations there, there is always a risk that the Chinese government may, in the future, seek to affect operations of any company with any level of operations in China including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. In light of China’s recent extension of authority not only in China but into Hong Kong, there are risks and uncertainties which it cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice. The Chinese government may intervene or influence the Company’s current and future operations in Hong Kong and China at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers likes ourselves.

If any or all of the foregoing were to occur, this could lead to a material change in our Hong Kong and China subsidiaries’ operations and/or the value of the Company common stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Our shares may be delisted under the Holding Foreign Companies Accountable Act (“HFCCA”) if the PCAOB is unable to inspect our auditors for three consecutive years beginning in 2021. If the bill passed by the U.S. Senate on June 22, 2021 is passed by the U.S. House of Representatives and signed into law, this would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two. The delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such shares from being traded on a national securities exchange or in the over the counter trading market in the U.S.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC began to assess how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above.

On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. On December 16, 2021, the PCAOB issued a report on its determinations that the Board is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong because of positions taken by PRC authorities in those jurisdictions. The Board made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfils its responsibilities under the HFCAA.

The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate (“Commission-Identified Issuers”). The final amendments require Commission-Identified Issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that a Commission-Identified Issuer that is a “foreign issuer,” as defined in Exchange Act Rule 3b-4, provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. Further, the release provides notice regarding the procedures the SEC has established to identify issuers and to impose trading prohibitions on the securities of certain Commission-Identified Issuers, as required by the HFCAA.

The SEC will identify Commission-Identified Issuers for fiscal years beginning after December 18, 2020. A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as a Commission-Identified Issuer based on its annual report for the fiscal year ended December 31, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ended December 31, 2022.

Our current auditor, JP Centurion & Partners PLT (“Centurion”) is headquartered in Kuala Lumpur, Malaysia. Our previous auditors, JLKZ CPA LLP (“JLKZ”) and Weinberg & Company, P.A. (“Weinberg”) are both headquartered in the United States of America and are the independent registered public accounting firms that issued the audit reports included in this proxy statement, and as auditors of companies that are traded publicly in the United States and firms registered with the PCAOB, are subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess their compliance with the applicable professional standards. We are not aware of any reasons to believe or conclude that Centurion, JLKZ or Weinberg would not permit an inspection by PCAOB or that either one may not be subject to such inspection. Centurion, JLKZ and Weinberg are outside the jurisdiction of Hong Kong and China and have assured us that if requested, they shall cooperate and deliver work papers of our Chinese subsidiaries to the PCAOB for inspection. We cannot assure you that the jurisdiction in which our current auditor is located would not implement rules forbidding our auditor to be subject to PCAOB inspection. If such rules were to be implemented, we may have to incur substantial costs and time to appoint a new auditor to re-audit our financials. This could cause the market price of our shares to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on the national securities exchange if we fail to do so timely or on commercially reasonable times.

However, given the recent developments, we cannot assure you whether NASDAQ or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCA Act. However, some of the recommendations were more stringent than the HFCA Act. For example, if a company’s auditor was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC had announced that the SEC staff was preparing a consolidated proposal for the rules regarding the implementation of the HFCA Act and to address the recommendations in the PWG report. The implications of possible additional regulation in addition to the requirements of the HFCA Act and what was recently adopted on December 2, 2021 are uncertain. Such uncertainty could cause the market price of our shares to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on the national securities exchange earlier than would be required by the HFCAA. If our shares are unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase our shares when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our shares.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our future business and operations.

Our business direction going forward is focused in the Asia region which, accordingly, could place our future business, financial condition, results of operations and prospects be influenced to a certain degree by political, economic and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies.

The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our future business and operating results, lead to reduction in demand for our services and adversely affect our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our future business and operating results.

Interpretation of PRC laws and the implementation of National Security Law in Hong Kong involve uncertainty.

The PRC’s legal system is based on written statutes, and prior court decisions can only be used as a reference. Since 1979, the PRC’s government has promulgated laws and regulations in relation to economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, with a view to developing a comprehensive system of commercial law, including laws relating to property ownership and development. However, due to the fact that these laws and regulations have not been fully developed, and because of the limited volume of published cases and the non-binding nature of prior court decisions, interpretation of PRC’s laws and regulations involves a degree of uncertainty. Some of these laws may be changed with little advance notice, without immediate publication or may be amended with retroactive effect.

On June 30, 2020, China’s top legislature unanimously passed a new National Security Law for Hong Kong that was enacted on the same day. Similar to PRC’s laws and regulations, the interpretation of National Security Law involves a degree of uncertainty.

Depending on the government agency or how an application or case is presented to such agency, we may receive less favorable interpretations of laws and regulations than our competitors, particularly if a competitor has long been established in the locality of, and has developed a relationship with such agency. In addition, any litigation may be protracted and result in substantial costs and a diversion of resources and management attention. All of these uncertainties may cause difficulties in the enforcement of our land use rights, entitlements under our permits and other statutory and contractual rights and interests.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law.

In connection with any future offering, we may be subjected to the U.S. Foreign Corrupt Practices Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We may also be subjected to Chinese anti-corruption laws, which strictly prohibit the payment of bribes to government officials. Going forward Hong Kong and China subsidiaries may have operations, agreements with third parties, and make sales in China, which may experience corruption. Our Hong Kong and China subsidiaries’ future activities in China may create the risk of unauthorized payments or offers of payments by one of their employees, because sometimes these employees are out of our control. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect their business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

The PRC government may issue further restrictive measures in the future.

We cannot assure you that the PRC’s government will not issue further restrictive measures in the future. The PRC government’s restrictive regulations and measures could increase our existing and future operating costs in adapting to these regulations and measures, limit our access to capital resources or even restrict our existing and future business operations, which could further adversely affect our business and prospects.

Our Hong Kong and China subsidiaries may be subject to a variety of laws and other obligations regarding cybersecurity and data protection, and any failure to comply with applicable laws and obligations could have a material and adverse effect on their business, financial condition and results of operations.

Our Hong Kong and China subsidiaries may be subject relating various risks and costs associated with to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. This data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. The relevant PRC laws apply not only to third-party transactions, but also to transfers of information between us, our subsidiaries and other parties with which we/they have commercial relations.

The PRC regulatory and enforcement regime with regard to privacy and data security is evolving. The PRC Cybersecurity Law which was promulgated on November 7, 2016 and became effective on June 1, 2017 provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. According to the Cybersecurity Review Measures promulgated by the Cyberspace Administration of China and certain other PRC regulatory authorities in April 2020, which became effective in June 2020, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. If they provide or are deemed to provide such network products and services to critical information infrastructure operators, or they are deemed to be a critical information infrastructure operator, they would be required to follow cybersecurity review procedures. There can be no assurance that they would be able to complete the applicable cybersecurity review procedures in a timely manner, or at all, if they are required to follow such procedures. Any failure or delay in the completion of the cybersecurity review procedures may prevent them from using or providing certain network products and services, and may result in fines of up to ten times the purchase price of such network products and services being imposed upon us, if they are to be deemed a critical information infrastructure operator using network products or services without having completed the required cybersecurity review procedures. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period.

On June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the Data Security Law which shall take effect in September 1, 2021. The Data Security Law provides for data security and privacy obligations of entities and individuals carrying out data activities, prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from the competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines of up to RMB10 million, suspension of relevant business, and revocation of business permits or licenses.

On August 20, 2021, the Standing Committee of the National People’s Congress adopted the Personal Information Security Law, which shall come into force as of November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the legal responsibilities for illegal collection, processing, and use of personal information.

In addition, on July 10, 2021, the Cyberspace Administration of China issued the Measures for Cybersecurity Review (Revision Draft for Comments) for public comments, which proposes to authorize the relevant government authorities to conduct cybersecurity review on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess personal data of more than one million users. The PRC National Security Law covers various types of national security, including technology security and information security.

Our Hong Kong and China subsidiaries do not collect, process or use personal information of entities or individuals other than what is necessary for our business and do not disseminate such information. They do not operate mobile apps and they do not possess information on more than a million entities/individuals. Although we believe they currently are not required to obtain clearance from the Cyberspace Administration of China under the Measures for Cybersecurity Review (Revision Draft for Comments) or the Opinions on Strictly Cracking Down on Illegal Securities Activities, they face uncertainties as to the interpretation or implementation of such regulations or rules, and if required, whether such clearance can be timely obtained, or at all.

Compliance with the PRC Cybersecurity Law, the PRC National Security Law, the Data Security Law, the Personal Information Protection Law, the Cybersecurity Review Measures, as well as additional laws and regulations that PRC regulatory bodies may enact in the future, including data security and personal information protection laws, may result in additional expenses to us and subject us to negative publicity, which could harm our reputation among users and negatively affect the trading price of our shares in the future. There are also uncertainties with respect to how the PRC Cybersecurity Law, the PRC National Security Law and the Data Security Law will be implemented and interpreted in practice. PRC regulators, including the Ministry of Public Security, the MIIT, the SAMR and the Cyberspace Administration of China, have been increasingly focused on regulation in the areas of data security and data protection, including for mobile apps, and are enhancing the protection of privacy and data security by rule-making and enforcement actions at central and local levels. We expect that these areas will receive greater and continued attention and scrutiny from regulators and the public going forward, which could increase our Hong Kong and China subsidiaries’ compliance costs and subject them to heightened risks and challenges associated with data security and protection. If our Hong Kong and China subsidiaries are unable to manage these risks, they could become subject to penalties, including fines, suspension of business, prohibition against new user registration (even for a short period of time) and revocation of required licenses, and their reputation and results of operations could be materially and adversely affected.

It may be difficult for overseas shareholders and/or regulators to conduct investigation or collect evidence within China.

Shareholder claims or regulatory investigation that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigation initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator, such as the Department of Justice, the SEC, the PCAOB and other authorities, to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

Some of our business operations are conducted in Hong Kong and the PRC through our Hong Kong and China subsidiaries. In the event that the U.S. regulators carry out investigation on us and there is a need to conduct investigation or collect evidence within the territory of the PRC, the U.S. regulators may not be able to carry out such investigation or evidence collection directly in the PRC under the PRC laws. The U.S. regulators may consider cross-border cooperation with securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or regulatory cooperation mechanism established with the securities regulatory authority of the PRC.

Failure to comply with laws and regulations applicable to our business in China could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business.

Our Hong Kong and China subsidiaries’ business is subject to regulation by various governmental agencies in China, including agencies responsible for monitoring and enforcing compliance with various legal obligations, such as value-added telecommunication laws and regulations, privacy and data protection-related laws and regulations, intellectual property laws, employment and labor laws, workplace safety, environmental laws, consumer protection laws, governmental trade laws, import and export controls, anti-corruption and anti-bribery laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in China. These laws and regulations impose added costs on their business. Noncompliance with applicable regulations or requirements could subject them to:

●	investigations, enforcement actions, and sanctions;
●	mandatory changes to our network and products;
●	disgorgement of profits, fines, and damages;
●	civil and criminal penalties or injunctions;
●	claims for damages by our customers or channel partners;
●	termination of contracts;
●	loss of intellectual property rights;
●	failure to obtain, maintain or renew certain licenses, approvals, permits, registrations or filings
●	necessary to conduct our operations; and
●	temporary or permanent debarment from sales to public service organizations.

If any governmental sanctions are imposed, or if they do not prevail in any possible civil or criminal litigation, their business, results of operations, and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of our management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could materially harm our business, results of operations, and financial condition.

Additionally, companies in the technology industry have recently experienced increased regulatory scrutiny. Any similar reviews by regulatory agencies or legislatures may result in substantial regulatory fines, changes to their business practices, and other penalties, which could negatively affect their business and results of operations.

Changes in social, political, and regulatory conditions or in laws and policies governing a wide range of topics may cause them to change their business practices. Further, their expansion into a variety of new fields also could raise a number of new regulatory issues. These factors could negatively affect their business and results of operations in material ways.

Moreover, they are exposed to the risk of misconduct, errors and failure to functions by their management, employees and parties that they collaborate with, who may from time to time be subject to litigation and regulatory investigations and proceedings or otherwise face potential liability and penalties in relation to noncompliance with applicable laws and regulations, which could harm their reputation and business.

The recent joint statement by the SEC, proposed rule changes submitted by NASDAQ, and an act passed by the U.S. Senate and the U.S. House of Representatives, all call for additional and more stringent criteria to be applied to U.S.-listed companies with significant operations in China. These developments could add uncertainties to our future offerings, business operations share price and reputation.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud.

On December 7, 2018, the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by the U.S. regulators in their oversight of financial statement audits of U.S.-listed companies with significant operations in China. On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China, reiterating past SEC and PCAOB statements on matters including the difficulty associated with inspecting accounting firms and audit work papers in China and higher risks of fraud in emerging markets and the difficulty of bringing and enforcing SEC, Department of Justice and other U.S. regulatory actions, including in instances of fraud, in emerging markets generally.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (“HFCAA”) requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 2, 2020, the U.S. House of Representatives approved the HFCAA. On December 18, 2020, the HFCAA Act was signed into law. On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two.

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant.

On May 21, 2021, NASDAQ filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in a “Restrictive Market”, (ii) prohibit Restrictive Market companies from directly listing on NASDAQ Capital Market, and only permit them to list on NASDAQ Global Select or NASDAQ Global Market in connection with a direct listing and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the Public Company Accounting Oversight Board (“PCAOB”) is unable to inspect or investigate (“Commission-Identified Issuers”). The final amendments require Commission-Identified Issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that a Commission-Identified Issuer that is a “foreign issuer,” as defined in Exchange Act Rule 3b-4, provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. Further, the release provides notice regarding the procedures the SEC has established to identify issuers and to impose trading prohibitions on the securities of certain Commission-Identified Issuers, as required by the HFCAA.

The SEC will identify Commission-Identified Issuers for fiscal years beginning after December 18, 2020. A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as a Commission-Identified Issuer based on its annual report for the fiscal year ended December 31, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ended December 31, 2022.

These recent developments could add uncertainties to our offering and we cannot assure you whether NASDAQ or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements.

It remains unclear what further actions the SEC, the PCAOB or NASDAQ will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national securities exchange or over-the-counter stock market). In addition, the March 2021 interim final amendments and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our ordinary shares could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time.

As a result of these scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our future offerings, business and our share price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our Company. This situation will be costly and time consuming and distract our management from developing our growth. If such allegations are not proven to be groundless, we and our business operations will be severely affected and you could sustain a significant decline in the value of our shares.

NASDAQ may apply additional and more stringent criteria for our continued listing.

NASDAQ Listing Rule 5101 provides NASDAQ with broad discretionary authority over the continued listing of securities in NASDAQ and NASDAQ may use such discretion to deny apply additional or more stringent criteria for the continued listing of particular securities, or suspend or delist particular securities based on any event, condition, or circumstance that exists or occurs that makes continued listing of the securities on NASDAQ inadvisable or unwarranted in the opinion of NASDAQ, even though the securities meet all enumerated criteria for continued listing on NASDAQ. In addition, NASDAQ has used its discretion to deny continued listing or to apply additional and more stringent criteria in the instances, including but not limited to where the company engaged an auditor that has not been subject to an inspection by PCAOB, an auditor that PCAOB cannot inspect, or an auditor that has not demonstrated sufficient resources, geographic reach, or experience to adequately perform the company’s audit. For the aforementioned concerns, we may be subject to the additional and more stringent criteria of NASDAQ for our continued listing.

The current tension in international trade, particularly with regard to U.S. and China trade policies, may adversely impact our business, financial condition, and results of operations.

Although cross-border business may not be an area of our focus, if we plan to expand our business internationally in the future, any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our services, impact our competitive position, or prevent us from being able to conduct business in certain countries. If any new tariffs, legislation, or regulations are implemented, or if existing trade agreements are renegotiated, such changes could adversely affect our business, financial condition, and results of operations. Recently, there have been heightened tensions in international economic relations, such as the one between the United States and China. The U.S. government has recently imposed, and has recently proposed to impose additional, new, or higher tariffs on certain products imported from China to penalize China for what it characterizes as unfair trade practices. China has responded by imposing, and proposing to impose additional, new, or higher tariffs on certain products imported from the United States. Following mutual retaliatory actions for months, on January 15, 2020, the United States and China entered into the Economic and Trade Agreement Between the United States of America and the People’s Republic of China as a phase one trade deal, effective on February 14, 2020.

Although the direct impact of the current international trade tension, and any escalation of such tension, on the industries in which we operate is uncertain, the negative impact on general, economic, political and social conditions may adversely impact our business, financial condition and results of operations.

The Hong Kong legal system embodies uncertainties which could limit the legal protections available to the Company.

Hong Kong is a Special Administrative Region of the PRC and enjoys a high degree of autonomy under the “one country, two systems” principle. The Hong Kong Special Administrative Region’s constitutional document, the Basic Law, ensures that the current political situation will remain in effect for 50 years. Hong Kong has enjoyed the freedom to function in a high degree of autonomy for its affairs, including currencies, immigration and custom, independent judiciary system and parliamentary system. However, we are not in any position to guarantee the implementation of the “one country, two systems” principle and the level of autonomy as currently in place at the moment. Any changes in the state of political environment in Hong Kong may materially and adversely affect our business and operation. Additionally, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our clients

Risks Related to our Common Stock

Our failure to meet the continued listing requirements of Nasdaq could result in the de-listing of our Common Stock.

On January 3, 2022, we received notice from The NASDAQ Stock Market (“Nasdaq”) that, because the closing bid price for our common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Capital Market pursuant to the Nasdaq Listing Rule 5550(a)(2). However the Nasdaq Listing Rules also provide us a compliance period of 180 calendar days (i.e. by July 5, 2022) in which to regain compliance. If we fail to satisfy the continued listing requirements of Nasdaq, including the minimum closing bid price requirement, Nasdaq may take steps to delist our Common Stock. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so.

The Company is considering actions that it may take in response to this notification to regain compliance with the continued listing requirements, but no decisions about a response have been made as of the date of this report.

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

Mr. Lee Chong Kuang, our CEO, beneficially owns 22.10% of our outstanding shares of Common Stock, and Mr. Loke Che Chan Gilbert, our CFO, beneficially owns 13.54% of our outstanding shares of Common Stock.   As a result, Messrs. Lee and Loke are collectively able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit the other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at B-7-5, Northpoint, Mid Valley City, No. 1 Medan Syed Putra Utara, 59200 Kuala Lumpur, Malaysia.

Location	Owner	Use

B-7-5, Northpoint, Mid Valley City, No. 1 Medan Syed Putra Utara, 59200 Kuala Lumpur, Malaysia	Greenpro Resources Sdn Bhd	Self-use business premises

D-07-06 and D-07-07~Sky Park @ One City, Jalan USJ 25/1, 47650 Subang Jaya, Selangor Darul Ehsan, Malaysia	Greenpro Resources Sdn Bhd	Investment for rental and capital gains

Units 6, 7 and 8, 22/F., Di Wang Building, No. 5002 Shennan Dong Road, Luohu District, Shenzhen, China	Greenpro Management Consultancy Limited	Self-use business premises

Factory Units A8, B1, B6, B7, B8, B9, C3, C6, C7, C8, C9, D8, D9 on 14/F., Wang Cheung Industrial Building, 6 Tsing Yeung Circuit, Tuen Mun, New Territories, Hong Kong	Forward Win International Limited	Investment for rental and capital gains

In December 2013, the Company obtained a loan in the principal amount of MYR1,629,744 (approximately $391,201) from Standard Chartered Saadiq Berhad, a financial institution in Malaysia to finance the acquisition of leasehold office units at Sky Park @ One City, Selangor Darul Ehsan, Malaysia which bore interest at the base lending rate less 2.1% per annum with 300 monthly installments of MYR8,984 (approximately $2,157) each and would mature in November 2038. The mortgage loan was secured by (i) the first legal charge over the property, (ii) personally guaranteed by Messrs. Lee Chong Kuang and Loke Che Chan Gilbert, officers and directors of the Company, and (iii) corporate guaranteed by a related company which was controlled by the directors of the Company. On September 21, 2021, the Company repaid the loan in full.

In December 2013, the Company, through Mr. Lee Chong Kuang, President, Chief Executive Officer and director of the Company, obtained a loan in the principal amount of MYR1,074,896 (approximately $258,016) from United Overseas Bank (Malaysia) Berhad, a financial institution in Malaysia to finance the acquisition of a leasehold office unit at Northpoint, Mid Valley City in Kuala Lumpur, Malaysia which bore interest at the base lending rate less 2.2% per annum with 360 monthly installments of MYR4,998 (approximately $1,200) each and would mature in November 2043. The mortgage loan was secured by the first legal charge over the property. On August 9, 2021, the Company repaid the loan in full.

In December 2017, the Company obtained a loan in the principal amount of RMB9,000,000 (approximately $1,416,185) from Bank of China Limited, a financial institution in China to finance the acquisition of leasehold office units of approximately 5,000 square feet at the Di Wang Building (Shun Hing Square), Shenzhen, China. The loan bore interest at a 25% premium above the 5-year-or-above RMB base lending rate per annum with 120 monthly installments and would mature in December 2027. The interest rate of the loan was 6.125% per annum. The monthly installment would be determined by the sum of (i) a 25% premium above the 5-year-or-above RMB base lending rate per annum on the 20th day of each month for the interest payment and (ii) RMB75,000 (approximately $11,802) for the fixed repayment of principal. The mortgage loan was secured by (i) the first legal charge over the property, (ii) a Restricted-Cash Fixed Deposit of RMB1,000,000 (approximately $157,354) of Greenpro Management Consultancy Limited, (iii) the accounts receivable of Greenpro Management Consultancy Limited, (iv) corporate guaranteed by Greenpro Financial Consulting Limited, (v) corporate guaranteed by a related company which was controlled by Mr. Loke Che Chan Gilbert and (vi) personally guaranteed by Ms. Chen Yanhong, the legal representative of Greenpro Management Consultancy Limited and a shareholder of the Company. On July 9, 2021, the Company repaid the loan in full.

We believe that the current facilities are adequate for our current needs. We intend to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. LEGAL PROCEEDINGS

On August 24, 2021, Plaintiff Millennium Fine Art Inc. (“MFAI”) filed a Complaint against the Company, alleging that on or about April 21, 2021, MFAI and the Company entered into a contract (the “Contract”), by which MFAI agreed to create 7,700 non-fungible tokens (“NFT”) in exchange for sixteen million dollars ($16,000,000) worth of shares of the Company. MFAI claims that the Company breached the Contract by refusing delivery of the NFTs and not delivering $16 million worth of shares to MFAI. The Complaint asserts causes of action for breach of contract, special damages and promissory estoppel, and seeks sixty-six million dollars ($66,000,000) in damages, specific performance by Company according to the terms of the Contract, and MFAI’s attorney’s fees and costs.

On October 18, 2021, the Company filed a motion, denying all the material allegations of the Complaint, and seeking to stay the case and compel arbitration pursuant to the purported Contract. In its motion, the Company only sought to enforce the terms of the Contract as it relates to arbitration, but otherwise denied the existence of a valid and binding contract. Over MFAI’s opposition, the Court granted the Company’s motion, and stayed the case, pending the resolution of the Parties’ arbitration of the dispute.

To date, MFAI has not filed an arbitration, and the matter remains stayed. The Company intends to continue to defend the matter vigorously, to the extent MFAI ultimately decides to file an arbitration.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed on the NASDAQ Capital Market under the trading symbol “GRNQ.” Our Common Stock did not trade prior to July 9, 2015.

On March 28, 2022, the closing price for our Common Stock as reported on the NASDAQ Capital Market was $2.52.

As of March 29, 2022, we had 78,671,688 shares of our Common Stock issued and outstanding. There were approximately 212 record holders of our Common Stock. Such number does not include any shareholders holding shares in nominee or “street name”.

Dividend Policy

Distribution of DQWS shares as a dividend:

On September 24, 2020, the board of directors of the Company agreed to distribute 11,840,684 restricted shares of common stock of an investment of the Company, DSwiss, Inc. (OTC: DQWS) (the “Dividend”)., to the Company’s shareholders (the “Shareholders”) of record on September 30, 2020.

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

On November 12, 2020, the Dividend was distributed to the Shareholders.

Distribution of SEAV shares as a dividend:

On August 17, 2021, the Company announced that its Board of Directors had declared a dividend of 7,441,721 shares of common stock of SEATECH Ventures Corp. (“SEAV”) to the Company’s shareholders (the “Shareholders”) of record as of August 31, 2021. However, in order to comply with Nasdaq Listing Rule 5250(e)(6), which requires the Company to provide the Nasdaq with 10 days calendar days’ notice prior to the record date, the Company has amended the record date to September 13, 2021 (the “Record Date”).

At September 13, 2021 (the “Record Date”), the Company owned 10,000,000 restricted shares of the total issued and outstanding 92,519,867 restricted shares of common stock of SEAV. The dividend comprised one share of SEAV common stock for every 10 shares of the Company’s Common Stock issued and outstanding on the Record Date.

On September 27, 2021, the dividend of 7,720,187 shares of common stock of SEAV was distributed to the Shareholders.

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

Date	Shares of Common Stock Issued	Cash Proceeds / Value in Kind from Share Issuance	Recipient(s) of Shares
June 15, 2020 (1)	4,444,444	4,000,000	Three shareholders
September 14, 2020 (2)	35,000	35,000	One shareholder
November 18, 2020 (3)	457,312	750,000	Eight shareholders
November 24, 2020 (4)	50,000	55,000	One shareholder
November 24, 2020 (5)	145,455	160,000	One shareholder
November 30, 2020 (6)	257,591	411,120	Two shareholders
December 1, 2020 (7)	200,000	313,400	One shareholder
December 1, 2020 (8)	300,000	372,150	One shareholder
December 11, 2020 (9)	935,871	1,364,500	Three shareholders
December 31, 2020 (10)	215,000	262,300	One shareholder
February 26, 2021 (11)	342,592	925,000	Two shareholders
April 7, 2021 (12)	3,000,000	7,206,000	One shareholder
April 7, 2021 (13)	60,000	144,120	One shareholder
April 16, 2021 (14)	704,738	1,642,040	One shareholder
July 14, 2021 (15)	232,659	234,986	One shareholder
July 19, 2021 (16)	79,530	69,191	Twenty five shareholders
July 26, 2021 (17)	281,498	261,793	One shareholder
August 5, 2021 (18)	562,995	489,637	One shareholder
August 12, 2021 (19)	643,423	521,237	One shareholder
August 20, 2021 (20)	3,375,000	2,564,662	One shareholder
August 24, 2021 (21)	3,370,000	3,088,268	One shareholder
August 31, 2021 (22)	1,709,667	1,636,664	One shareholder
August 31, 2021 (23)	1,075,000	1,029,097	One shareholder
October 6, 2021 (24)	227,299	153,676	One shareholder
October 8, 2021 (25)	1,042,725	710,200	One shareholder
November 17, 2021 (26)	200,000	208,080	One shareholder

1.	The Company issued 4,444,444 shares of restricted Common Stock at a price of $0.90 per share, or a total of $4,000,000, to acquire a 4% interest in a 12.3-kilogram carved natural blue sapphire (the “Millennium Sapphire”).

2.	The Company issued 35,000 shares of restricted Common Stock at a price of $1.00 per share, or a total of $35,000, to settle marketing expense to CorporateAds, LLC (“CorporateAds”).

3.	The Company issued 457,312 shares of restricted Common Stock at a price of $1.64 per share, or a total of $749,992, to acquire 15% equity interests in Ata Plus Sdn. Bhd (“APSB”).

4.	The Company issued and sold 50,000 shares of restricted Common Stock in a private placement to Mr. Seah Kok Wah at a price of $1.10 per share for cash proceeds of $55,000.

5.	The Company issued and sold 145,455 shares of restricted Common Stock in a private placement to AG Opportunities Fund SPC-AG Pre-IPO Fund SP1 at a price of $1.10 per share for cash proceeds of $160,000.

6.	The Company issued 257,591 shares of restricted Common Stock at a price of $1.596 per share, or a total of $411,120, to acquire 18% equity interests in New Business Media Sdn. Bhd (“NBMSB”).

7.	The Company issued 200,000 shares of restricted Common Stock at a price of $1.567 per share, or a total of $313,400, to settle marketing expense to Mr. Dennis Burns.

8.	The Company issued 300,000 shares of restricted Common Stock at a price of $1.2405 per share, or a total of $372,150, to settle consultancy fee to Mr. Daniel McKinney.

9.	The Company issued 685,871 shares of restricted Common Stock at a price of $1.458 per share, or a total of $1,000,000, to acquire 10% equity interests in First Bullion Holdings Inc. (“FBHI”).
The Company also issued 250,000 shares of restricted Common Stock at a price of $1.458 per share, or a total of $364,500 for purchase of an option to acquire an additional 8% of the issued and outstanding shares of FBHI, at an agreed valuation of FBHI equal to $20,000,000, which shall constitute partial payment for the option should the Company elect to exercise the option.

10.	The Company issued and sold 215,000 shares of restricted Common Stock in a private placement to Ms. Wong Wai Hing Lena at a price of $1.22 per share for cash proceeds of $262,300.

11.	The Company issued 342,592 shares of its restricted Common Stock at $2.7 per share, or a total of $925,000, to exercise the stock option pursuant to Section 2.2 of a stock purchase and option agreement dated October 19, 2020, between the Company, First Bullion Holdings Inc. (“FBHI”) and the shareholder of FBHI.

12.	The Company subscribed for $7,206,000 worth of Class B shares of Innovest Energy Fund (the “Fund”) by issuing 3,000,000 shares of the Company’s restricted Common Stock at a price of $2.402 per share, or a total of $7,206,000 to the Fund.

13.	The Company issued 60,000 shares of restricted Common Stock to a designee of the Fund at a price of $2.402 per share, or a total of $144,120 to settle a subscription fee to the Fund.

14.	The Company fully repaid the convertible note issued to Streeterville Capital, LLC (“Streeterville”) on October 13, 2020 by issuance of 704,738 shares of its restricted Common Stock at a conversion price of $1 per share for settlement of the principal balance of $670,000 and accrued interest of $34,738, respectively on April 16, 2021. The market price of the Company’s Common Stock was $2.33 per share, or at a total value of $1,642,040, on April 16, 2021.

15.	The Company partially repaid the convertible note issued to Streeterville on January 8, 2021 by issuance of 232,659 shares of its restricted Common Stock at a conversion price of $0.752175 per share for settlement of the principal balance of $175,000 on July 14, 2021. The market price of the Company’s Common Stock was $1.01 per share, or at a total value of $234,986, on July 14, 2021.

16.	The Company issued 79,530 shares of its restricted Common Stock at a price of $0.87 per share, or a total of $69,191, to redeem 347,000 shares out of total 504,750 shares of preferred stock from 25 preferred stock shareholders of Greenpro Capital Village Sdn. Bhd.

17.	The Company partially repaid the convertible note issued to Streeterville on January 8, 2021 by issuance of 281,498 shares of its restricted Common Stock at a conversion price of $0.621675 per share for settlement of the principal balance of $175,000 on July 26, 2021. The market price of the Company’s Common Stock was $0.93 per share, or at a total value of $261,793, on July 26, 2021.

18.	The Company partially repaid the convertible note issued to Streeterville on January 8, 2021 by issuance of 562,995 shares of its restricted Common Stock at a conversion price of $0.621675 per share for settlement of the principal balance of $350,000 on August 5, 2021. The market price of the Company’s Common Stock was $0.8697 per share, or at a total value of $489,637, on August 5, 2021.

19.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021 by issuance of 643,423 shares of its restricted Common Stock at a conversion price of $0.621675 per share for settlement of principal balance of $400,000 on August 12, 2021. The market price of the Company’s Common Stock was $0.8101 per share, or at a total value of $521,237, on August 12, 2021.

20.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021 by issuance of 3,375,000 shares of its restricted Common Stock at a conversion price of $0.621675 per share for settlement of principal balance of $2,098,153 on August 20, 2021. The market price of the Company’s Common Stock was $0.7599 per share, or at a total value of $2,564,662, on August 20, 2021.

21.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021 by issuance of 3,370,000 shares of its restricted Common Stock at a conversion price of $0.621675 per share for settlement of principal balance of $2,095,045 on August 24, 2021. The market price of the Company’s Common Stock was $0.9164 per share, or at a total value of $3,088,268, on August 24, 2021.

22.	The Company fully repaid the convertible note issued to Streeterville on January 8, 2021 by issuance of 1,709,667 shares of its restricted Common Stock at a conversion price of $0.621675 per share for settlement of the balance of principal of $960,000 and accrued interest of $102,857 on August 31, 2021. The market price of the Company’s Common Stock was $0.9573 per share, or at a total value of $1,636,664, on August 31, 2021.

23.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021 by issuance of 1,075,000 shares of its restricted Common Stock at a conversion price of $0.621675 per share for settlement of principal balance of $668,301 on August 31, 2021. The market price of the Company’s Common Stock was $0.9573 per share, or at a total value of $1,029,097, on August 31, 2021.

24.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021 by issuance of 227,299 shares of its restricted Common Stock at a conversion price of $0.43995 per share for settlement of principal balance of $100,000 on October 6, 2021. The market price of the Company’s Common Stock was $0.6761 per share, or at a total value of $153,676, on October 6, 2021.

25.	The Company fully repaid the convertible note issued to Streeterville on February 11, 2021 by issuance of 1,042,725 shares of its restricted Common Stock at a conversion price of $0.43995 per share for settlement of the balance of principal of $154,989 and accrued interest of $303,758, respectively on October 8, 2021. The market price of the Company’s Common Stock was $0.6811 per share, or at a total value of $710,200, on October 8, 2021.

26.	The Company issued 200,000 shares of its restricted Common Stock at a price of $1.0404 per share, or a total of $208,080, to settle marketing expense to Mr. Dennis Burns.

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2021 and 2020, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

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

During the years ended December 31, 2021 and 2020, we operated in three regions: Hong Kong, Malaysia and China. We derived revenues from rental activities of our commercial properties, sale of properties, and the provision of services. A table further describing our revenue and cost of revenues is set forth below:

	Year ended December 31,
	2021	2020

REVENUES:
Service revenue (including $861,449 and $250,246 of service revenue from related parties for the years ended December 31, 2021 and 2020, respectively)	$2,820,950	$1,876,954
Rental revenue	128,830	124,128
Sale of real estate properties	-	253,729
Total revenues	2,949,780	2,254,811

COST OF REVENUES:
Cost of service revenue (including $0 and $2,514 of cost of service to related parties for the years ended December 31, 2021 and 2020, respectively)	(422,908)	(338,683)
Cost of rental revenue	(49,778)	(50,114)
Cost of real estate properties sold	-	(210,616)
Total cost of revenues	(472,686)	(599,413)

GROSS PROFIT	2,477,094	1,655,398

OPERATING EXPENSES:
General and administrative (including $12,922 and $12,483 of general and administrative expense to related parties for the years ended December 31, 2021 and 2020, respectively)	(5,231,778)	(4,560,973)
Total operating expenses	(5,231,778)	(4,560,973)

LOSS FROM OPERATIONS	$(2,754,684)	$(2,905,575)

Comparison of the years ended December 31, 2021 and 2020

Total Revenues

Total revenue was $2,949,780 and $2,254,811 for the years ended December 31, 2021 and 2020, respectively. The increase of $694,969 was primarily due to an increase in the revenue of business services. We expect revenue from our business services segment to steadily improve as we are expanding our businesses into new territories.

Service Business Revenue

Revenue from the provision of business services was $2,820,950 and $1,876,954 for the years ended December 31, 2021 and 2020, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We expect revenue from our business services segment to steadily improve as we are expanding our businesses into new territories.

Real Estate Business

Rental Revenue

Revenue from rentals was $128,830 and $124,128 for the years ended December 31, 2021 and 2020, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Sale of Properties

For the year ended December 31, 2021, revenue from the sale of properties was $0, as no property was sold. For the year ended December 31, 2020, there was revenue of $253,729 generated from the sale of one property located in Hong Kong.

As opportunities permit, management expects to continue to purchase and sell commercial real estate in the near future. Accordingly, we expect revenue and costs attributable to the sale of properties to fluctuate on a going forward basis.

Total Operating Costs and Expenses

Total operating costs and expenses were $5,704,464 and $5,160,386 for the years ended December 31, 2021 and 2020, respectively. They consist of cost of service revenue, cost of rental revenue and cost of real estate properties sold, and general and administrative expenses.

Loss from operations for the Company for the years ended December 31, 2021 and 2020 was $2,754,684 and $2,905,575, respectively. The decrease in loss from operations was mainly due to an increase in service revenue by $943,996.

Cost of Service Revenue

Cost of revenue for provision of services was $422,908 and $338,683 for the years ended December 31, 2021 and 2020, respectively. It primarily consists of employee compensation and related payroll benefits, company formation cost and other professional fees directly attributable to cost related to the services rendered.

Cost of Rental Revenue

Cost of rental revenue was $49,778 and $50,114 for the years ended December 31, 2021 and 2020, respectively. It includes the costs associated with taxes, repairs and maintenance, property insurance, depreciation and other related administrative costs. Property management fee and utility expenses are paid directly by tenants.

Cost of Real Estate Properties Sold

Cost of revenue on properties sold was $0 and $210,616 for the years ended December 31, 2021 and 2020, respectively. It primarily consists of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

General and Administrative

General and administrative (“G&A”) expenses were $5,231,778 and $4,560,973 for the years ended December 31, 2021 and 2020, respectively. In 2021, G&A expenses primarily consisted of salaries and wages of $1,636,129, directors’ salary and compensation of $707,343, advertising and marketing of $603,164, commission of $260,494, rent and rates of $179,101, subscription fee of $154,042, and audit, legal, and other professional fees of $707,166. We expect our G&A expenses will continue to increase as we integrate our business acquisitions, expand our businesses and offices into new jurisdictions, and strengthen our existing businesses.

Fair value of shares issued for consultancy fee, subscription fee and marketing expenses

For the year ended December 31, 2021, the Company issued 60,000 shares and 200,000 shares of restricted Common Stock for subscription fee of $144,120 and marketing expense of $280,080, respectively.

On April 7, 2021, the Company issued 60,000 shares of restricted Common Stock to a designee of the Innovest Energy Fund (the “Fund”) as subscription fee of $144,120 ($2.402 per share) associated with the Fund.

On November 17, 2021, the Company issued 200,000 shares of restricted Common Stock valued at $1.0404 per share, or a total of $208,080 for marketing expense to an investor relations agent, Mr. Dennis Burns.

For the year ended December 31, 2020, the Company issued 235,000 shares and 300,000 shares of restricted Common Stock for marketing expenses of $348,400 and consultancy fee of $372,150, respectively.

On September 14, 2020, the Company issued 35,000 shares of restricted Common Stock valued at $1.00 per share, or a total of $35,000 for marketing expense to a marketing service provider, CorporateAds, LLC.

On December 1, 2020, the Company issued 200,000 shares of restricted Common Stock valued at $1.567 per share, or a total of $313,400 for marketing expense to an investor relations agent, Mr. Dennis Burns.

On December 1, 2020, the Company issued 300,000 shares of restricted Common Stock valued at $1.2405 per share, or a total of $372,150 for consultancy fee to a business consultant, Mr. Daniel McKinney.

Other income or expenses

Net other expenses were $11,603,608 and $847,378 for the years ended December 31, 2021 and 2020, respectively. In 2021, other expenses included interest expenses of $12,950,750 which mainly consisted of interest expense associated with convertible notes of $12,900,855, loss on extinguishment of convertible notes of $3,521,263 and impairment of other investment of $5,349,600, while other income mainly consisted of fair value gains associated with convertible notes of $5,093,720 and reversal of write-off notes receivable of $5,000,000.

Interest expenses

On October 13, 2020, the Company issued three unsecured promissory notes to Streeterville Capital, LLC, FirstFire Global Opportunities Fund, LLC, and Granite Global Value Investments Ltd. (collectively, the “Investors”), respectively. The Company issued another unsecured promissory note to Streeterville Capital, LLC (“Streeterville”) on January 8, 2021, and February 11, 2021, respectively (see Note 12). Interest expenses related to the convertible promissory notes totaled $12,900,855 for the year ended December 31, 2021, which included coupon interest expense of $460,189, amortization of discount on convertible notes of $206,342, amortization of debt issuance costs of $76,380, interest expense associated with conversion of notes of $2,254,480, interest expense associated with accretion of convertible notes payable of $8,561,440, interest expense due to non-fulfillment of use of proceeds requirements of $1,106,488 and additional charge for early redemption of $235,536. Interest expenses related to the convertible promissory notes totaled $1,013,415 for the year ended December 31, 2020, which included coupon interest expense of $38,742, amortization of discount on convertible notes of $15,122, amortization of debt issuance costs of $6,780, interest expense associated with conversion of notes of $120,571 and interest expense associated with accretion of convertible notes payable of $832,200.

Total interest expenses were $12,950,750 and $1,144,530 for the years ended December 31, 2021 and 2020, respectively.

Attributable to noncontrolling interest

The Company recorded net income (loss) attributable to noncontrolling interest in the consolidated statements of operations for noncontrolling interests of a consolidated subsidiary.

For the years ended December 31, 2021 and 2020, the consolidated financial statements included noncontrolling interests related to the Company’s 60% ownership of Forward Win International Limited (“FWIL”), which is principally involved in trading and leasing properties in Hong Kong.

The Company recorded net loss attributable to noncontrolling interest of $13,876 for the year ended December 31, 2021 and net income attributable to noncontrolling interest of $8,870 for the year ended December 31, 2020. In 2021, net loss attributable to noncontrolling interest was primarily due to a net loss incurred by FWIL and its share of loss allocated to the noncontrolling interests. In 2020, net income attributable to noncontrolling interest was primarily due to a net income derived from FWIL and its share of income allocated to the noncontrolling interests.

Net Loss

Net loss was $14,363,232 and $3,752,953 for the years ended December 31, 2021 and 2020, respectively. The increase in net loss in 2021 was mainly due to an increase of G&A expenses, interest expenses associated with the convertible promissory notes, loss on extinguishment of convertible notes and impairment loss of other investments.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Annual Report, we are not aware of any trends, uncertainties, demands, commitments or events for the year ended December 31, 2021 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2021.

Contractual Obligations

As of December 31, 2021, one of the subsidiaries of the Company leases an office in Hong Kong under a separate non-cancellable operating lease with a term of two years commencing from March 15, 2021 to April 14, 2023. Another subsidiary of the Company leases an office in Malaysia under a separate non-cancellable operating lease with a term of one year commencing from April 1, 2021 to March 31, 2022. At December 31, 2021, the future minimum rental payments under these leases in the aggregate are approximately $115,538 and are due as follows: 2022: $96,301 and 2023: $19,237, respectively.

Related Party Transactions

For the years ended December 31, 2021 and 2020, related party service income totaled $861,449 and $250,246, respectively.

For the years ended December 31, 2021 and 2020, related party expenses included in cost of services and general and administrative expenses totaled $12,922 and $14,997, respectively.

Impairment of related party investment was $5,349,600 and $0 for the years ended December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021 and 2020, related party other income totaled $0 and $1,934, respectively.

Net accounts receivable from related parties was $41 and $152,475 as of December 31, 2021 and 2020, respectively.

Amounts due from related parties were $1,170,855 and $62,320 as of December 31, 2021 and 2020, respectively. Amounts due to related parties were $757,283 and $1,108,641 as of December 31, 2021 and 2020, respectively.

Our related parties are mainly those companies in which Greenpro Venture Capital Limited or Greenpro Resources Limited owns a certain percentage of the shares of such companies, or those companies that the Company can exercise significant influence over those companies in making financial and operating policy decisions. Some of the related parties are either controlled by or under common control of Mr. Loke Che Chan Gilbert or Mr. Lee Chong Kuang, officers and directors of the Company. One of the related parties is controlled by Ms. Chen Yanhong, a director of some of our subsidiaries.

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

Liquidity and Capital Resources

Our cash balance on December 31, 2021, was $5,338,571, as compared to $1,086,753 on December 31, 2020, it was increased by $4,251,818. We estimate the Company has sufficient cash available to meet its anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2021, the Company incurred a net loss of $14,363,232 and net cash used in operations of $2,023,150. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s financial statements on December 31, 2021, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Operating activities

Net cash used in operating activities was $2,023,150 and $1,567,758 for the year ended December 31, 2021 and 2020, respectively. The cash used in operating activities in 2021 was mainly from net loss for the year of $14,363,232, reversal of write-off notes receivable of $5,000,000, fair value gains of options associated with convertible notes of $5,093,720 and offset by amortization and interest expenses associated with convertible notes of $12,440,666, loss of extinguishment of convertible notes of $3,521,263 and impairment of other investment of $5,349,600, while the cash used in operating activities in 2020 was mainly from net loss for the year of $3,752,953 and offset by amortization and interest expenses associated with convertible notes of $974,673, consultancy and marketing expenses of $720,550.

Non-cash net expenses totaled $11,836,184 and $2,060,955 for the years ended December 31, 2021 and 2020, respectively, which were mostly composed of non-cash expenses of interest expense associated with accretion of convertible notes of $8,561,440, interest expense associated with conversion of notes of $2,254,480, interest expense due to non-fulfillment of use of proceeds requirements of $1,106,488, interest expense due to early redemption of notes of $235,536, amortization of discount on convertible notes of $206,342, amortization of debt issuance costs of $76,380, loss of extinguishment of convertible notes of $3,521,263 and impairment of other investment of $5,349,600, and offset by non-cash income of reversal of write-off notes receivable of $5,000,000 and fair value gains of options associated with convertible notes of $5,093,720 for the year ended December 31, 2021.

The Company incurred operating losses and had net cash used in operating activities for the past two years.

Investing activities

Net cash provided by investing activities was $35,515 for the year ended December 31, 2021 and net cash used in investing activities was $44,887 for the year ended December 31, 2020.

Financing activities

Net cash provided by financing activities was $6,308,213 and $1,502,735 for the years ended December 31, 2021 and 2020, respectively.

Cash provided by financing activities was mainly from the net proceeds of convertible notes of $5,210,000 and collection of notes receivable of $5,000,000 in 2021. In 2020, cash provided by financing activities was mainly from the net cash proceeds of convertible notes of $1,470,000.

No cash proceeds from shares issued in 2021, while cash proceeds from shares issued were $477,300 in 2020.

Below is the share issuance summary of the financing activities of the Company during 2021 and 2020:

Date	Shares of Common Stock Issued	Cash Proceeds from Share Issuance	Recipient(s) of Shares
June 15, 2020 (1)	4,444,444	$-	Three shareholders
September 14, 2020 (2)	35,000	-	One shareholder
November 18, 2020 (3)	457,312	-	Eight shareholders
November 24, 2020 (4)	50,000	55,000	One shareholder
November 24, 2020 (5)	145,455	160,000	One shareholder
November 30, 2020 (6)	257,591	-	Two shareholders
December 1, 2020 (7)	200,000	-	One shareholder
December 1, 2020 (8)	300,000	-	One shareholder
December 11, 2020 (9)	935,871	-	Three shareholders
December 31, 2020 (10)	215,000	262,300	One shareholder
February 26, 2021 (11)	342,592	-	Two shareholders
April 7, 2021 (12)	3,000,000	-	One shareholder
April 7, 2021 (13)	60,000	-	One shareholder
April 16, 2021 (14)	704,738	-	One shareholder
July 14, 2021 (15)	232,659	-	One shareholder
July 19, 2021 (16)	79,530	-	Twenty five shareholders
July 26, 2021 (17)	281,498	-	One shareholder
August 5, 2021 (18)	562,995	-	One shareholder
August 12, 2021 (19)	643,423	-	One shareholder
August 20, 2021 (20)	3,375,000	-	One shareholder
August 24, 2021 (21)	3,370,000	-	One shareholder
August 31, 2021 (22)	1,709,667	-	One shareholder
August 31, 2021 (23)	1,075,000	-	One shareholder
October 6, 2021 (24)	227,299	-	One shareholder
October 8, 2021 (25)	1,042,725	-	One shareholder
November 17, 2021 (26)	200,000	-	One shareholder

1.	The Company issued 4,444,444 shares of restricted Common Stock at a price of $0.90 per share, or a total of $4,000,000, to acquire a 4% interest in a 12.3-kilogram carved natural blue sapphire (the “Millennium Sapphire”).

2.	The Company issued 35,000 shares of restricted Common Stock at a price of $1.00 per share, or a total of $35,000, to settle marketing expense to a marketing service provider, CorporateAds, LLC (“CorporateAds”).

3.	The Company issued 457,312 shares of restricted Common Stock at a price of $1.64 per share, or a total of $749,992, to acquire 15% equity interests in Ata Plus Sdn. Bhd (“APSB”).

4.	The Company issued and sold 50,000 shares of restricted Common Stock in a private placement to Mr. Seah Kok Wah at a price of $1.10 per share for cash proceeds of $55,000.

5.	The Company issued and sold 145,455 shares of restricted Common Stock in a private placement to AG Opportunities Fund SPC-AG Pre-IPO Fund SP1 at a price of $1.10 per share for cash proceeds of $160,000.

6.	The Company issued 257,591 shares of restricted Common Stock at a price of $1.596 per share, or a total of $411,120, to acquire 18% equity interests in New Business Media Sdn. Bhd (“NBMSB”).

7.	The Company issued 200,000 shares of restricted Common Stock at a price of $1.567 per share, or a total of $313,400, to settle marketing expense to an investor relations agent, Mr. Dennis Burns.

8.	The Company issued 300,000 shares of restricted Common Stock at a price of $1.2405 per share, or a total of $372,150, to settle consultancy fee to a business consultant, Mr. Daniel McKinney.

9.	The Company issued 685,871 shares of restricted Common Stock at a price of $1.458 per share, or a total of $1,000,000, to acquire 10% equity interests in First Bullion Holdings Inc. (“FBHI”).

The Company also issued 250,000 shares of restricted Common Stock at a price of $1.458 per share, or a total of $364,500 for purchase of an option to acquire an additional 8% of the issued and outstanding shares of FBHI, at an agreed valuation of FBHI equal to $20,000,000, which shall constitute partial payment for the option should the Company elect to exercise the option.

10.	The Company issued and sold 215,000 shares of restricted Common Stock in a private placement to Ms. Wong Wai Hing Lena at a price of $1.22 per share for cash proceeds of $262,300.

11.	The Company issued 342,592 shares of its restricted Common Stock at $2.7 per share, or a total of $925,000, to exercise the stock option pursuant to Section 2.2 of a stock purchase and option agreement dated October 19, 2020, between the Company, First Bullion Holdings Inc. (“FBHI”) and the shareholder of FBHI.

12.	The Company subscribed for $7,206,000 worth of Class B shares of Innovest Energy Fund (the “Fund”) by issuing 3,000,000 shares of the Company’s restricted Common Stock at a price of $2.402 per share, or a total of $7,206,000 to the Fund.

13.	The Company issued 60,000 shares of restricted Common Stock to a designee of the Fund at a price of $2.402 per share, or a total of $144,120 to settle a subscription fee to the Fund.

14.	The Company fully repaid the convertible note issued to Streeterville Capital, LLC (“Streeterville”) on October 13, 2020 by issuance of 704,738 shares of its restricted Common Stock at a conversion price of $1 per share for settlement of the principal balance of $670,000 and accrued interest of $34,738, respectively on April 16, 2021. The market price of the Company’s Common Stock was $2.33 per share, or at a total value of $1,642,040, on April 16, 2021.

15.	The Company partially repaid the convertible note issued to Streeterville on January 8, 2021 by issuance of 232,659 shares of its restricted Common Stock at a conversion price of $0.752175 per share for settlement of the principal balance of $175,000 on July 14, 2021. The market price of the Company’s Common Stock was $1.01 per share, or at a total value of $234,986, on July 14, 2021.

16.	The Company issued 79,530 shares of its restricted Common Stock at a price of $0.87 per share, or a total of $69,191, to redeem 347,000 shares out of total 504,750 shares of preferred stock from 25 preferred stock shareholders of Greenpro Capital Village Sdn. Bhd.

17.	The Company partially repaid the convertible note issued to Streeterville on January 8, 2021 by issuance of 281,498 shares of its restricted Common Stock at a conversion price of $0.621675 per share for settlement of the principal balance of $175,000 on July 26, 2021. The market price of the Company’s Common Stock was $0.93 per share, or at a total value of $261,793, on July 26, 2021.

18.	The Company partially repaid the convertible note issued to Streeterville on January 8, 2021 by issuance of 562,995 shares of its restricted Common Stock at a conversion price of $0.621675 per share for settlement of the principal balance of $350,000 on August 5, 2021. The market price of the Company’s Common Stock was $0.8697 per share, or at a total value of $489,637, on August 5, 2021.

19.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021 by issuance of 643,423 shares of its restricted Common Stock k at a conversion price of $0.621675 per share for settlement of principal balance of $400,000 on August 12, 2021. The market price of the Company’s Common Stock was $0.8101 per share, or at a total value of $521,237, on August 12, 2021.

20.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021 by issuance of 3,375,000 shares of its restricted Common Stock at a conversion price of $0.621675 per share for settlement of principal balance of $2,098,153 on August 20, 2021. The market price of the Company’s Common Stock was $0.7599 per share, or at a total value of $2,564,662, on August 20, 2021.

21.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021 by issuance of 3,370,000 shares of its restricted Common Stock at a conversion price of $0.621675 per share for settlement of principal balance of $2,095,045 on August 24, 2021. The market price of the Company’s Common Stock was $0.9164 per share, or at a total value of $3,088,268, on August 24, 2021.

22.	The Company fully repaid the convertible note issued to Streeterville on January 8, 2021 by issuance of 1,709,667 shares of its restricted Common Stock at a conversion price of $0.621675 per share for settlement of the balance of principal of $960,000 and accrued interest of $102,857 on August 31, 2021. The market price of the Company’s Common Stock was $0.9573 per share, or at a total value of $1,636,664, on August 31, 2021.

23.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021 by issuance of 1,075,000 shares of its restricted Common Stock at a conversion price of $0.621675 per share for settlement of principal balance of $668,301 on August 31, 2021. The market price of the Company’s Common Stock was $0.9573 per share, or at a total value of $1,029,097, on August 31, 2021.

24.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021 by issuance of 227,299 shares of its restricted Common Stock at a conversion price of $0.43995 per share for settlement of principal balance of $100,000 on October 6, 2021. The market price of the Company’s Common Stock was $0.6761 per share, or at a total value of $153,676, on October 6, 2021.

25.	The Company fully repaid the convertible note issued to Streeterville on February 11, 2021 by issuance of 1,042,725 shares of its restricted Common Stock at a conversion price of $0.43995 per share for settlement of the balance of principal of $154,989 and accrued interest of $303,758, respectively on October 8, 2021. The market price of the Company’s Common Stock was $0.6811 per share, or at a total value of $710,200, on October 8, 2021.

26.	The Company issued 200,000 shares of its restricted Common Stock at a price of $1.0404 per share, or a total of $208,080, to settle marketing expense to Mr. Dennis Burns.

As of December 31, 2021, there were 78,671,688 shares of Common Stock issued and outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 and have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted assessments of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2021, the Company’s internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

We have not been identified by the Securities and Exchange Commission pursuant to Section 104(i)(2)(A) of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7214(i)(2)(A)) as having retained, for the preparation of the audit report on our financial statements included in the Form 10-K, a registered public accounting firm that has a branch or office that is located in a foreign jurisdiction and that the Public Company Accounting Oversight Board has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers and directors as of the date of this Annual Report.

Name	Age	Positions and Offices

Lee, Chong Kuang	48	President, Chief Executive Officer, Director
Loke, Che Chan Gilbert	67	Chief Financial Officer, Secretary, Treasurer, Chairman of the Board
Chuchottaworn, Srirat (1)	53	Director
Louis, Ramesh Ruben (1)(2)(3)	44	Director
Glendening, Brent Lewis (1)(2)(3)	67	Director
Bringuier, Christophe Philippe Roland (1)(2)	44	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Lee, Chong Kuang, age 48, has served as our Chief Executive Officer, President and Director since July 19, 2013. During the period of July 19, 2013 to June 5, 2019, he served as Chairman of the Board. From 2003 until January 2015, Mr. Lee served as a director of Asia UBS Global Ltd, a Hong Kong company, which he founded in 2003. He served as director, Chief Financial Officer and Treasurer of Odenza Corp. from February 4, 2013 to April 29, 2016. He also served as the Chief Financial Officer and director of Moxian Corporation from October 2012 until December 2014. Mr. Lee served as director of Greenpro Talents Ltd. from November 16, 2015 to June 6, 2017. Mr. Lee served as director of GC Investment Management Limited, which is the investment manager of Greenpro Asia Strategic SPC, since April 6, 2016. From 1997 to 2000, Mr. Lee worked at K. Y. Ho & Co, Chartered Accountants. He began his professional career with Siva Tan & Co., a Chartered Accountant firm in Malaysia in 1995 where he remained until 1997. As a qualified member of the ACCA and Malaysia Institute of Accountants, Mr. Lee earned his professional qualification from the Hong Kong Institute of Certified Public Accountants and extended his professional services covering accounting, tax, corporate structuring planning with special focus in cross-border client nature, in addition to his accounting software businesses. Mr. Lee established the Cross-Border Business Association (CBBA) – a NGO (Non-Government Organization) established under Hong Kong Society Act - to provide information and professional advice in Cross Border Business for its investment members. For the Cross-Border Investment especially in the mining resources companies which are growing fast since 2011, Mr. Lee continues to support its clients by using cloud platform to strengthen its clientele through the use of technology advancement and models such as SaaS, PaaS, etc., for accounting and management solution purposes. Mr. Lee brings to the board of directors his business leadership, corporate strategy and accounting and financial expertise.

Loke, Che Chan Gilbert, age 67, has served as our Chief Financial Officer, Treasurer and Director since inception on July 19, 2013. Effective from June 6, 2019, he serves as Chairman of the Board. Mr. Loke has extensive knowledge in accounting and has been an accountant for more than 35 years. He was trained and qualified with UHY (formerly known as Hacker Young), Chartered Accountants, one of the large accounting firms based in London, England between 1981 and 1988. His extensive experience in auditing, accounting, taxation, SOX compliance and corporate listing has prompted him to specialize in corporate advisory, risk management and internal controls serving those small medium-sized enterprises. From September 1999 until June 2013, Mr. Loke served as an adjunct lecturer in ACCA P3 Business Analysis at HKU SPACE (HKU School of Professional and Continuing Education), which is an extension of the University of Hong Kong and provides professional and continuing education. Mr. Loke worked as an independent, non-executive director of ZMay Holdings Limited, a public company listed on the Hong Kong Stock Exchange from January 2008 to July 2008 and as Chief Financial Officer for Asia Properties Inc. from May 31, 2011 to March 28, 2012 and Sino Bioenergy Inc., with both companies listed on the OTC Markets in the US, from 2011 to 2012. Mr. Loke has served as the Chief Executive Officer and a director of Greenpro Resources Corporation since October 16, 2012. He has also served the Chief Executive Officer and a director of Moxian Corporation from October 2012 until December 2014. Mr. Loke served as an independent director of Odenza Corp. from February 2013 to May 2015. He has also served as the Chief Financial Officer, Secretary, Treasurer, and a director of CGN Nanotech, Inc. from September 4, 2014 to September 28, 2016.

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

Chuchottaworn, Srirat, age 53, joined us as an Independent Director on October 18, 2015. Ms. Chuchottaworn has more than 20 years in the IT and consulting business. In 1997, she became an SAP consultant for finance and controlling (FI/CO) and held a certificate of FI/CO. In 2004, she found I AM Group and has been the group director since then. She is an experienced project manager and holds multiple SAP certifications. She earned a Bachelor’s in Engineering Degree from the King Monkut’s Institute of Technology Ladkrabang and Master of Science in Information Technology from the Chulalongkorn University. Ms. Chuchottaworn brings to the board of directors business leadership and experience and familiarity with conducting business in Thailand.

Louis, Ramesh Ruben, age 44, joined us as an Independent Director of the Company on May 8, 2019. Mr. Louis is a Chartered Accountant of the Malaysian Institute of Accountants (MIA), a fellow member of Association of Chartered Certified Accountants (FCCA), a chartered member of the Institute of Internal Auditors, as well as a Certified Financial Planner. Mr. Louis has over 20 years of experience in accounting, auditing and risk management ranging from large public listed companies to multinational corporations, government agencies as well as SME’s in a spectrum of industries including plantation, property development, manufacturing, trading, IT, shipping, retailing, etc. He started his career at Arthur Andersen from December 1996 to 1997, and subsequently moved to BDO from April 2000 to 2004 and from 2005 to 2006, respectively. He also has experience in corporate finance with Southern Investment Bank Berhad for a year from 2004 to 2005. Mr. Louis has hands-on experience on other corporate exercises such as due diligence, IPO’s, issuance of bonds, corporate and debt restructuring and investigative audit. His training and advisory experience includes topics on Internal and Statutory Auditing, Public Sector/Government Audits, Value-for-Money Audits, ISQC 1, Risk Management and Internal Controls, Review and Assurance Engagements such as Financial Due Diligence, Forecasts and Projections, Forensic and Fraud Accounting/Auditing, as well as practical application of International Financial Reporting Standards (“IFRS”), Reporting Standards for SMEs (MPERS/PERS) and public sector accounting (MPSAS). He has facilitated training and provided advisory for public accountants across Asia Pacific, multinationals and public sector institutions. Mr. Louis is a certified trainer by the Human Resource Development Fund (HRDF), Ministry of Human Resources Malaysia. Mr. Louis brings to the board of directors extensive experience in mergers and acquisitions, risk management, strategic planning, and financial oversight and reporting.

Glendening, Brent Lewis, age 67, joined us as an Independent Director of the Company on October 1, 2019. Mr. Glendening, a U.S. citizen, is a global technology executive with over 25 years of experience in international management and strategic IT leadership driving business results and strategic programs. Since September 2018, he has served as the managing director of Brent Glendening & Associates LLC, a company that provides senior IT leadership development and support services in strategic planning, strategic supplier negotiations and business analytics / artificial intelligence (AI) development. From March 2017 to August 2018, he served as vice president of supply chain solutions of Halo BI LLC, a company that provides business analytics solutions with an emphasis in supply planning and utilizing AI to improve supply chain planning. In this role, Mr. Glendening was the chief architect for all business analytics solutions development. From April 2010 to February 2017, he served as vice president of information technology of The Carlstar Group LLC, a worldwide leader of specialty tires and wheels for the off-road enthusiast market. Mr. Glendening has expertise in global business harmonization, consolidation and restructuring. During his career, in addition to the positions disclosed above, Mr. Glendening has held senior technology management positions in various other notable companies, such as director of management information services of ADT Security Systems, Inc., executive vice president and chief information officer of Schindler Holding AG, Switzerland (SCHN: SWX), president of Schindler Informatik AG and vice president and international chief information officer of Whirlpool Corporation (NYSE: WHR). Mr. Glendening was awarded the Top 10 Chief Information Officer by Computerworld in Switzerland 2005. Mr. Glendening brings to the board of directors significant senior executive leadership experience, as well as relevant experience in information technology, AI and business process improvement.

Bringuier, Christophe Philippe Roland, age 44, joined us as an Independent Director of the Company on October 16, 2019. Mr. Bringuier, a French citizen, is currently living and working in Hong Kong. He has over 15 years of international exposure in France, India, PRC and Hong Kong. Mr. Bringuier has held various managerial positions in different industries such as banking, energy, direct marketing, watchmaking and financial services since 2001. From 2011 to 2016, he served as senior operations manager, and from September 2021, he has rejoined and served as the operations director in Asia-Pacific of Intertrust Group (HK) Limited, a company that delivers high-quality, tailored corporate, fund, capital market and private wealth services to its clients. From October 2018 to September 2021, he served as the business transformation specialist and from April 2020, he was promoted as the director of operations of Asia of Equiom Group (HK) Limited, a company that provides end-to-end wealth protection and business support services to private clients, corporate clients and funds.  Mr. Bringuier established his own consulting company in 2016, Itaque Consulting in Hong Kong, providing consulting services for business transformation, leadership and communication skill training and coaching courses for senior executives in various industries. From 2007 to 2011, he served as project and marketing manager of Montrichard Watch Company Limited in Shenzhen, PRC, a watchmaking company with production plants in PRC and Switzerland, and offices in Europe, Asia and USA. Mr. Bringuier has expertise in process improvement, stakeholder management and project management in a complex, multicultural or cross-functional environment. Mr. Bringuier brings to the board of directors extensive knowledge and experience in talent development, executive coaching, business transformation and international operations.

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

Audit Committee

Our Audit Committee was established on March 23, 2016 and is currently comprised of all our independent directors: Mr. Louis Ramesh Ruben (Chairman), Ms. Chuchottaworn Srirat, Mr. Glendening Brent Lewis and Mr. Bringuier Christophe Philippe Roland. Mr. Louis is Chair of the Audit Committee, and he qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

According to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of NASDAQ, and Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). The Company’s website contains a copy of the Audit Committee Charter. The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders, except one officer who was late, were met during the year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation paid during the year ended December 31, 2021 and 2020 to our principal executive officer and principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary ($)	Other Compensation ($)	Total ($)

Lee Chong Kuang	2021	299,000	26,000	325,000
Chief Executive Officer and President	2020	169,000	26,000	195,000

Loke Che Chan Gilbert	2021	299,000	26,000	325,000
Chief Financial Officer, Treasurer and Secretary	2020	169,000	26,000	195,000

Employment Agreements

Each of Mr. Loke Che Chan Gilbert, our Chief Financial Officer, Secretary and director, and Mr. Lee Chong Kuang, our Chief Executive Officer and director, signed an employment agreement on July 28, 2020. The new employment agreement came into effect on September 1, 2020 and would expire on August 31, 2023. The terms of the agreement were the same as that of the previous employment agreements.

Under the terms of the agreements, each of Messrs. Loke and Lee was entitled to receive a monthly salary of $13,000 and a monthly housing allowance of $2,000, plus one month’s additional salary and housing allowance by the end of each year. All of these were payable in the equivalent amount of Hong Kong Dollars. Any variances were mainly due to fluctuation of currency exchange.

On January 28, 2021, each of Messrs. Loke and Lee signed a revised employment agreement. The terms of the revised employment agreements, except the monthly salary was increased to $23,000 effective January 1, 2021, are the same as that of the 2020 employment agreements.

Messrs. Loke and Lee are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf. The employment agreements also contain normal and customary terms relating to confidentiality, indemnification, non-solicitation and ownership of intellectual property.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

During the fiscal year ended December 31, 2021, we provided monthly compensation to our independent directors, including Ms. Chuchottaworn Srirat of $1,000, Mr. Louis Ramesh Ruben of $1,700, Mr. Glendening Brent Lewis of $1,250 and Mr. Bringuier Christophe Philippe Roland of $1,000.

During fiscal 2020, we provided monthly compensation to our independent directors, including Ms. Chuchottaworn Srirat of $500, Mr. Louis Ramesh Ruben of $1,200, Mr. Glendening Brent Lewis of $750 and Mr. Bringuier Christophe Philippe Roland of $500.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2022, certain information concerning the beneficial ownership of our Common Stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding Common Stock or series of Common Stock; (ii) each director; (iii) each named executive officer; and (iv) all our executive officers and directors as a group, and their percentage ownership and voting power.

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

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned(2)

Officers and Directors

Lee Chong Kuang(3) President, Chief Executive Officer and Director	17,390,337	22.10%

Loke Che Chan Gilbert Chief Financial Officer and Director	10,650,838	13.54%

G-Invest Corporation	2,000,000	2.54%

Chuchottaworn Srirat Independent Director	1,222,500	1.55%

Louis Ramesh Ruben Independent Director	4,000	0.01%

Glendening Brent Lewis Independent Director	-	-

Bringuier Christophe Philippe Roland Independent Director	-	-

Yap Pei Ling(3)(4) Officer	1,659,150	2.11%

Chen Yanhong(5) Officer	208,364	0.26%

All officers and directors as a group (8 persons named above)	31,135,189	39.57%

(1)	Except as otherwise set forth below, the address of each beneficial owner is B-7-5, Northpoint, Mid Valley City, No. 1 Medan Syed Putra Utara, 59200 Kuala Lumpur, Malaysia

(2)	Based on 78,671,688 shares of Common Stock outstanding as of March 29, 2022, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 29, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 29, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	17,390,337 shares of Common Stock are held by Mr. Lee Chong Kuang and 1,659,150 shares of Common Stock are held by his spouse, Ms. Yap Pei Ling, a director of two of our subsidiaries. In the aggregate of the shares held by Mr. Lee and Ms. Yap, 19,049,487 shares or 24.21% of total outstanding shares of Common Stock as of March 29, 2022.

(4)	Ms. Yap Pei Ling, spouse of Mr. Lee Chong Kuang, is a shareholder of the Company and a director of two subsidiaries, Asia UBS Global Limited (Belize) and Asia UBS Global Limited (Hong Kong), respectively.

(5)	Ms. Chen Yanhong is a shareholder of the Company and a director of our subsidiaries, Greenpro Management Consultancy Limited, Shenzhen Falcon Financial Consulting Limited, Falcon Corporate Services Limited and Greenpro Synergy Network (Shenzhen) Limited, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

Except as set forth below, we have not been a party to any transaction since January 1, 2020, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

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

For the years ended December 31, 2021 and 2020, related party service income totaled $861,449 and $250,246, respectively.

For the years ended December 31, 2021 and 2020, related party expenses included in cost of services and general and administrative expenses totaled $12,922 and $14,997, respectively.

Impairment of related party investment was $5,349,600 and $0 for the years ended December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021 and 2020, related party other income totaled $0 and $1,934, respectively.

Net accounts receivable from related parties was $41 and $152,475 as of December 31, 2021 and 2020, respectively.

Amounts due from related parties were $1,170,855 and $62,320 as of December 31, 2021 and 2020, respectively. Amounts due to related parties were $757,283 and $1,108,641 as of December 31, 2021 and 2020, respectively.

Our related parties are mainly those companies in which Greenpro Venture Capital Limited or Greenpro Resources Limited owns a certain percentage of the shares of such companies, or those companies that the Company can exercise significant influence over them in making financial and operating policy decisions. Some of the related parties are either controlled by or under common control of Mr. Loke Che Chan Gilbert or Mr. Lee Chong Kuang, directors of the Company and the other entity. One of the related parties is controlled by Ms. Chen Yanhong, a director of some of our subsidiaries. All these related party transactions are generally transacted at an arm’s-length basis at the current market value in the normal course of business (see Note 16).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants.

ACCOUNTING FEES AND SERVICES	2021	2020

Audit fees	$105,000	$105,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$105,000	$130,000

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

The policies and procedures contained in the Audit Committee Charter provide that the Committee must pre-approve the audit services, audit-related services and non-audit services provided by the independent auditors and the provision for such services by JP Centurion & Partners PLT (2021) and JLKZ CPA LLP (2020) were compatible with the maintenance of the firms’ independence in the conduct of its audits.

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

(a) Financial Statements

The following are filed as part of this Annual Report:

Financial Statements

The following financial statements of Greenpro Capital Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Annual Report:

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (17)
3.2	Bylaws, as amended (2)
4.1	Form of Common Stock Certificate (2)
4.2	Description of the Registrant’s Common Stock (17)
10.1	Letter of offer of Malaysia Office- One City D-07-06 (3)
10.2	Letter of offer of Malaysia Office- One City D-07-07 (3)
10.3	Exclusive Business Cooperation Agreement, dated June 13, 2016, by and between Greenpro Holding Limited and Greenpro Synergy Network Limited (4)
10.4	Loan Agreement, dated June 13, 2016, by and among Greenpro Holding Limited and Loke Che Chan Gilbert, Lee Chong Kuang (4)
10.5	Share Pledge Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.6	Power of Attorney of Loke Che Chan Gilbert dated June 13, 2016 (4)
10.7	Power of Attorney of Lee Chong Kuang dated June 13, 2016 (4)
10.8	Exclusive Option Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.9	Sale and Purchase Agreement, dated as of April 25, 2017, between Greenpro Capital Corp. and Mr. Yiu Yau Wing and Mr. Chui Sang Derek (5)
10.10	Asset Purchase Agreement, dated as of April 27, 2017, between Greenpro Resources Limited and Gushen Credit Limited (6)
10.11	Employment Contract dated July 28, 2017, by and between the Company and Loke Che Chan Gilbert (7)
10.12	Employment Contract dated July 28, 2017, by and between the Company and Lee Chong Kuang (7)
10.13	Independent Director Agreement, dated October 18, 2015, by and between the Company and Chuchottaworn Srirat (7)
10.14	Independent Director Agreement, dated March 14, 2016, by and between the Company and Shum Albert (7)
10.15	Independent Director Agreement, dated March 14, 2016, by and between the Company and Hee Chee Keong (7)
10.16	Placement Agency Agreement, dated May 31, 2018 (11)
10.17	Subscription Agreement and Supplemental Agreement dated as of July 18, 2018 (12)

10.18	Form of Loan Agreement dated July 17, 2018 between the Company and Shenzhen Rong Jin Jia Cheng Investment Limited (13)
10.19	Independent Director Agreement, dated May 8, 2019, by and between the Company and Louis Ramesh Ruben (14)
10.20	Independent Director Agreement, dated October 1, 2019, by and between the Company and Brent Lewis Glendening (15)
10.21	Independent Director Agreement, dated October 16, 2019, by and between the Company and Christophe Philippe Roland Bringuier (16)
10.22	Purchase and Sale Agreement of Millennium Sapphire dated May 27, 2020 between the Company and Daniel McKinney (18) (19)
10.23	Subscription Agreement dated October 9, 2020 between the Company and Seah Kok Wah (20)
10.24	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and FirstFire Global Opportunities Fund, LLC (19)
10.25	Form of Convertible Note issued to FirstFire Global Opportunities Fund, LLC dated October 13, 2020 (19)
10.26	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and Granite Global Value Investments Ltd. (19)
10.27	Form of Convertible Note issued to Granite Global Value Investments Ltd. dated October 13, 2020 (19)
10.28	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and Streeterville Capital, LLC (19)
10.29	Form of Convertible Note issued to Streeterville Capital, LLC dated October 13, 2020 (19)
10.30	Stock Purchase and Option Agreement of First Bullion Holdings Inc. dated October 19, 2020. (21)
10.31	Acquisition Agreement dated November 1, 2020 between the Company, Ms. Lee Yuet Lye and Mr. Chia Min Kiat (22)
10.32	Form of Amendment to Convertible Promissory Note dated February 21, 2021 between the Company and Streeterville Capital, LLC (24)
10.33	Form of Subscription Agreement between Greenpro Resources Limited and Innovest Energy Fund dated February 11, 2021. (23)
10.34	Form of Additional 8% Acquisition of First Bullion Holdings Inc. dated February 17, 2021 (25)
10.35	Revised Employment Contract dated January 28, 2021, by and between Greenpro Holding Limited and Loke Che Chan Gilbert*
10.36	Revised Employment Contract dated January 28, 2021, by and between Greenpro Holding Limited and Lee Chong Kuang*
10.37	Subscription Agreement dated February 3, 2021 between Greenpro Venture Capital Limited and Angkasa-X Holdings Corp.*
10.38	Subscription Agreement dated February 19, 2021 between Greenpro Venture Capital Limited and Simson Wellness Tech. Corp.*
10.39	Form of Acquisition Agreement between the Company and Mr. Lee Chong Kuang dated May 18, 2021 (26)
10.40	Form of Share Exchange Agreement between the Company, Greenpro Capital Village Sdn. Bhd. (GCVSB) and the holders of preference shares of GCVSB dated June 1, 2021 (27)
10.41	Subscription Agreement dated June 2, 2021 between Greenpro Venture Capital Limited and Jocom Holdings Corp.*
10.42	Subscription Agreement dated July 13, 2021 between Greenpro Venture Capital Limited and 72 Technology Group Limited*
10.43	Subscription Agreement dated July 30, 2021 between Greenpro Venture Capital Limited and Ata Global Inc.*
10.44	Subscription Agreement dated August 27, 2021 between Greenpro Venture Capital Limited and catTHIS Holdings Corp.*
10.45	Subscription Agreement dated September 27, 2021 between Greenpro Venture Capital Limited and Fruita Bio Limited*
10.46	Consulting Agreement dated October 1, 2021 between the Company and Dennis Burns*
14.1	Code of Ethics (17)
21.1	List of Subsidiaries (17)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer (17)
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer (17)
32.1	Section 1350 Certification of principal executive officer (17)
32.2	Section 1350 Certification of principal financial officer and principal accounting officer (17)
99.1	Charter of the Audit Committee (17)
99.2	Audit Committee Pre-Approval Procedures (17)
99.3	Charter of the Compensation Committee (17)
99.4	Charter of the Corporate Governance and Nominating Committee (17)

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

(26) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2021.

(27) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2021.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenpro Capital Corp.

Date: March 29, 2022	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee Chong Kuang	President and Chief Executive Officer	March 29, 2022
Lee Chong Kuang	(Principal Executive Officer)

/s/ Loke Che Chan Gilbert	Chairman, Chief Financial Officer	March 29, 2022
Loke Che Chan Gilbert	(Principal Financial and Accounting Officer)

/s/ Chuchottaworn Srirat	Director	March 29, 2022
Chuchottaworn Srirat

/s/ Louis Ramesh Ruben	Director	March 29, 2022
Louis Ramesh Ruben

/s/ Glendening Brent Lewis	Director	March 29, 2022
Glendening Brent Lewis

/s/ Bringuier Christophe Philippe Roland	Director	March 29, 2022
Bringuier Christophe Philippe Roland

GREENPRO CAPITAL CORP. Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020 (With Report of Independent Registered Public Accounting Firm)

GREENPRO CAPITAL CORP.

Report of Independent Registered Public Accounting Firm

To:	The Board of Directors and Stockholders of
Greenpro Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenpro Capital Corp. and subsidiaries (the ‘Company’) as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended of December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Promissory Notes

As disclosed in Note 12 to the consolidated financial statements, the Company issued unsecured convertible promissory notes with principal amount of $6,070,000 and $1,790,000 during 2021 and 2020 respectively. The notes bear the face interest rate of 10% per annum and have contractual maturity of 18 months since the issuance. The Company assessed the notes agreements for embedded derivatives, and recorded beneficial conversion feature of $1,896,160 and $943,584 in 2021 and 2020 respectively, and accretion interest expense of $8,561,440 for the convertible notes payable.

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

Our audit procedures in this area included the following, among others:

(a)	Inspected Board minutes and other appropriate documentation of authorization to assess whether the transactions were appropriately authorized;
(b)	Verified amounts, interest rate and maturity date to the supporting documentation and debt agreement; and examined terms and conditions of the note;
(c)	Reviewed the analysis carried out by the management on bifurcation of the convertible debt into debt, beneficial conversion feature, and embedded derivatives; and
(d)	Considered the adequacy of the disclosures in the financial statements in relation to convertible notes.

Investments and Impairment Valuation

The Company has significant investments as they represented approximately 43% of total assets. As disclosed in Note 7 to the consolidated financial statements, the Company had equity securities investments in companies without readily determinable market values. The Company adopted the guidance of ASC 321, Investments - Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of same issuer (the “Measurement Alternative”). The Company made qualitative assessments to evaluate whether the investments are impaired and concluded that the investments are not impaired.

We identified the impairment valuation of investments as a key audit matter due to the significance of the balance to the financial statements as a whole. These investments require significant judgments as they are equity securities without a readily determinable fair value and require the Company to assess if there are any changes in circumstances that indicate that the carrying amount of an investment may require impairment. There were significant judgments made by management to identify indicators of impairment and estimating the fair value of the investments which led to a high degree of auditor judgment, subjectivity and effort in evaluating management’s estimation of the fair value of the investment including management’s assessment of the equity investment financial condition, operating performance, prospects and other company-specific information.

Our audit procedures in this area included the following, among others:

(a)	Inspected Board minutes and other appropriate documentation of authorization to assess whether the transactions were appropriately authorized;
(b)	Inquired management to obtain an understanding of the Company’s process in evaluating the indication of impairment and fair value assessments;
(c)	Evaluated the Company’s assessment of impairment by reviewing valuation reports by independent valuers of significant investees;
(d)	Evaluated the knowledge, skills and ability of the Company’s specialist; and
(e)	Considered the adequacy of the disclosures in the financial statements in relation to investments.

/s/ JP Centurion & Partners PLT

We have served as the Company’s auditor since July 2021.

JP Centurion & Partners PLT (PCAOB: 6723)
Kuala Lumpur, Malaysia
March 29, 2022

Report of Independent Registered Public Accounting Firm

To:	The Board of Directors and Stockholders of
Greenpro Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Greenpro Capital Corp. and subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan regarding these matters is described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Convertible Promissory Notes

The Company has significant amount of outstanding convertible promissory notes. As disclosed in Note 12 to the consolidated financial statements, the Company issued three unsecured convertible promissory notes a total principal amount of $1,790,000 with an initial issuance discount of $190,000. As part of debt issuance, the Company also incurred brokers’ fees of $130,000, recorded as a debt issuance cost. The notes bear the face interest rate of 10% and have contractual maturity of 18 months since the issuance. The Company assessed the notes agreements for embedded derivatives, and recorded beneficial conversion feature of $995,500, derivative liability related to put options of $474,500, and accretion interest expense of $832,200 for the amounts in excess of the debt proceeds.

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

Valuation of financial derivatives instruments

The Company has certain derivatives that are bifurcated from convertible promissory notes. As disclosed in Note 10 to the consolidated financial statements, the Company issued three unsecured convertible promissory notes with certain Investors’ early redemption options that are considered derivative liabilities. The Company used Trinomial Option Pricing Model to estimate the fair value of the derivative liability. The derivative liability was classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation model. The fair value of the derivative liability was estimated to be $1,306,700 at Inception and $1,109,800 at December 31, 2020.

We identified the valuation of the fair value measurement of these derivatives instruments requires significant judgments as the contracts are not traded on public exchange and requires the Company to estimate their fair values. The fair values of these option contracts are determined by the Company’s engaged specialist using option pricing models with inputs about share price, strike price, risk-free interest rates, term to expiration, and volatility. As such, the Company has categorized these option contracts as Level 3 fair value measures.

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

Investments and Impairment Valuation

The Company has significant investments as they represented approximately 49% of total assets. As disclosed in Note 7 to the consolidated financial statements, the Company had equity securities investments in privately held companies without readily determinable market values. The Company adopted the guidance of ASC 321, Investments - Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of same issuer (the “Measurement Alternative”). The Company made qualitative assessments to evaluate whether the investments are impaired and concluded that the investments are not impaired.

We identified the impairment valuation of investments as a key audit matter due to the significance of the balance to the financial statements as a whole. These investments require significant judgments as they are private entities that are not traded on public exchange and requires the Company to assess if there is any changes in circumstances that indicate that the carrying amount of an investment may require impairment. There were significant judgments made by management to identify indicators of impairment and estimating the fair value of the investments which led to a high degree of auditor judgment, subjectivity and effort in evaluating management’s estimation of the fair value of the investment including management’s assessment of the equity investment financial condition, operating performance, prospects and other company-specific information.

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

/s/ JLKZ CPA LLP

We have served as the Company’s auditor since July 2020. In 2021, we became the predecessor auditor.

JLKZ CPA LLP (PCAOB: 6519)

Flushing, New York

March 29, 2021

GREENPRO CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash and cash equivalents (including $12,866 and $172,962 of restricted cash as of December 31, 2021 and 2020, respectively)	$5,338,571	$1,086,753
Accounts receivable, net of allowance of $133,356 and $24,084 as of December 31, 2021 and 2020, respectively (including $41 and $152,475 of net accounts receivable from related parties as of December 31, 2021 and 2020, respectively)	30,601	191,490
Prepaids and other current assets	146,661	190,304
Due from related parties	1,170,855	62,320
Deferred costs of revenue (including $11,640 and $0 to related parties as of December 31, 2021 and 2020, respectively)	123,293	81,246
Total current assets	6,809,981	1,612,113

Property and equipment, net	2,860,205	2,881,090
Real Estate investments:
Real estate held for sale	2,205,839	2,218,273
Real estate held for investment, net	717,823	776,080
Intangible assets, net	2,625	3,364
Goodwill	345,808	319,726
Other investments (including $9,621,935 and $6,829,660 of investments in related parties as of December 31, 2021 and 2020, respectively)	9,621,935	6,829,660
Operating lease right-of-use assets, net	101,221	85,133
Other non-current assets	45,244	70,447
TOTAL ASSETS	$22,710,681	$14,795,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$787,595	$702,726
Current portion of loans secured by real estate	-	158,612
Convertible notes payable, net	-	142,473
Due to related parties	757,283	1,108,641
Income tax payable	2,342	-
Operating lease liabilities, current portion	89,636	86,975
Deferred revenue (including $912,980 and $558,600 from related parties as of December 31, 2021 and 2020, respectively)	2,006,696	1,634,075
Derivative liabilities	9,935	1,189,786
Total current liabilities	3,653,487	5,023,288

Long term portion of loans secured by real estate	-	1,376,996
Operating lease liabilities, net of current portion	18,760	-
Total liabilities	3,672,247	6,400,284

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 78,671,688 and 61,764,562 shares issued and outstanding as of December 31, 2021 and 2020, respectively	7,867	6,178
Additional paid in capital	50,102,738	25,135,738
Accumulated other comprehensive loss	(26,863)	(26,863)
Accumulated deficit	(31,271,808)	(16,922,452)
Total Greenpro Capital Corp. stockholders’ equity	18,811,934	8,192,601
Noncontrolling interests in consolidated subsidiaries	226,500	203,001

Total stockholders’ equity	19,038,434	8,395,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,710,681	$14,795,886

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

	Year ended December 31,
	2021	2020

REVENUES:
Service revenue (including $861,449 and $250,246 of service revenue from related parties for the years ended December 31, 2021 and 2020, respectively)	$2,820,950	$1,876,954
Rental revenue	128,830	124,128
Sale of real estate properties	-	253,729
Total revenues	2,949,780	2,254,811

COST OF REVENUES:
Cost of service revenue (including $0 and $2,514 of cost of service to related parties for the years ended December 31, 2021 and 2020, respectively)	(422,908)	(338,683)
Cost of rental revenue	(49,778)	(50,114)
Cost of real estate properties sold	-	(210,616)
Total cost of revenues	(472,686)	(599,413)

GROSS PROFIT	2,477,094	1,655,398

OPERATING EXPENSES:
General and administrative (including $12,922 and $12,483 of general and administrative expense to related parties for the years ended December 31, 2021 and 2020, respectively)	(5,231,778)	(4,560,973)
Total operating expenses	(5,231,778)	(4,560,973)

LOSS FROM OPERATIONS	(2,754,684)	(2,905,575)

OTHER INCOME (EXPENSES)
Other income (including $0 and $1,934 of other income from a related party for the years ended December 31, 2021 and 2020, respectively)	46,740	150,087
Interest income	7,494	1,606
Reversal of write-off notes receivable	5,000,000	-
Fair value (gains) losses of derivative liabilities associated with warrants	70,051	(51,441)
Fair value gains of options associated with convertible notes	5,093,720	196,900
Interest expense (including $12,900,855 and $1,013,415 of interest expense related to convertible notes for the years ended December 31, 2021, and 2020, respectively)	(12,950,750)	(1,144,530)
Loss on extinguishment of convertible notes	(3,521,263)	-
Impairment of other investment (including $5,349,600 and $0 of related party investment for the years ended December 31, 2021, and 2020, respectively)	(5,349,600)	-
Total other expenses	(11,603,608)	(847,378)

LOSS BEFORE INCOME TAX	(14,358,292)	(3,752,953)
Income tax expense	(4,940)	-
NET LOSS	(14,363,232)	(3,752,953)
Net loss (income) attributable to noncontrolling interest	13,876	(8,870)

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(14,349,356)	(3,761,823)
Other comprehensive income:
- Foreign currency translation income	-	68,306
COMPREHENSIVE LOSS	$(14,349,356)	$(3,693,517)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.21)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	69,204,518	57,357,398

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

					Accumulated
	Common Stock			Additional	Other		Non-	Total
	Number			Paid-in	Comprehensive	Accumulated	Controlling	Stockholders’
	of shares	Amount		Capital	Loss	Deficit	Interest	Equity
Balance as of December 31, 2019	54,723,889	$5,473		$16,417,481	$(95,169)	$(13,160,629)	$186,685	$3,353,841
Fair value of shares issued for marketing expenses	235,000	24		348,376	-	-	-	348,400
Fair value of shares issued for consultancy fee	300,000	30		372,120	-	-	-	372,150
Fair value of shares issued for other investments	5,845,218	585		6,160,527	-	-	-	6,161,112
Fair value of shares issued for a stock option	250,000	25		364,475	-	-	-	364,500
Common Stock sold in private placements	410,455	41		477,259	-	-	-	477,300
Derecognition of non-controlling interest due to deconsolidation	-	-		-	-	-	7,446	7,446
Foreign currency translation	-	-		-	68,306	-	-	68,306
Beneficial conversion feature related to convertible notes	-	-		995,500	-	-	-	995,500
Net loss for the year	-	-		-	-	(3,761,823)	8,870	(3,752,953)
Balance as of December 31, 2020	61,764,562	$6,178		$25,135,738	$(26,863)	$(16,922,452)	$203,001	$8,395,602
Fair value of shares issued for other investments	3,342,592	334		8,130,666	-	-	-	8,131,000
Fair value of shares issued for subscription fee	60,000	6		144,114	-	-	-	144,120
Fair value of shares issued for marketing expense	200,000	20		208,060	-	-	-	208,080
Fair value of shares issued from conversion of promissory notes	13,225,004	1,322		12,330,938	-	-	-	12,332,260
Fair value of shares issued for acquisition	79,530	7		69,184	-	-	37,375	106,566
Beneficial conversion feature related to convertible notes	-	-		4,010,083	-	-	-	4,010,083
Reclassification of conversion option related to a convertible note	-	-		5,745,520	-	-	-	5,745,520
Value of beneficial conversion feature resulting from debt extinguishment	-		-	(5,671,565)	-	-	-	(5,671,565)
Foreign currency translation	-	-		-	-	-	-	-
Net loss for the year	-	-		-	-	(14,349,356)	(13,876)	(14,363,232)
Balance as of December 31, 2021	78,671,688	7,867		50,102,738	(26,863)	(31,271,808)	226,500	19,038,434

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

	Year ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(14,363,232)	$(3,752,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168,684	252,129
Amortization of right-of-use assets	148,954	263,126
Amortization of discount on convertible notes	206,342	15,122
Amortization of debt issuance costs	76,380	6,780
Interest expense associated with accretion of convertible notes	8,561,440	832,200
Interest expense associated with conversion of notes	2,254,480	120,571
Interest expense due to non-fulfillment of use of proceeds requirements	1,106,488	-
Interest expense due to early redemption of notes	235,536	-
Loss on extinguishment of convertible notes	3,521,263	-
Impairment of other investment - related party	5,349,600	-
Provision for bad debts	22,583	40,895
Fair value of shares issued for subscription fee	144,120	-
Fair value of shares issued for marketing expenses	208,080	348,400
Fair value of shares issued for consultancy fee	-	372,150
Reversal of write-off notes receivable	(5,000,000)	-
(Gain) loss on disposal of a subsidiary	(3,847)	125
(Gain) loss on disposal of property and equipment	(148)	117
Gain on disposal of other investment	-	(875)
Gain on sale of real estate held for sale	-	(43,113)
Loss on deconsolidation of controlled subsidiaries	-	727
Fair value (gains) losses of derivative liabilities associated with warrants	(70,051)	51,441
Fair value gains of derivative liabilities associated with convertible notes	(5,093,720)	(196,900)
Increase in cash surrender value on life insurance	-	(1,940)
Changes in operating assets and liabilities:
Accounts receivable	160,889	30,039
Prepaids and other current assets	68,846	18,441
Deferred costs of revenue	(42,047)	(7,425)
Accounts payable and accrued liabilities	84,869	(55,087)
Income tax payable	2,342	(27,598)
Operating lease liabilities	(143,622)	(266,052)
Deferred revenue	372,621	431,922
Net cash used in operating activities	(2,023,150)	(1,567,758)

Cash flows from investing activities:
Purchase of property and equipment	(39,349)	(3,008)
Purchase of other investments	(10,875)	(248,056)
Acquisition of business, net of cash acquired	81,609	-
Proceeds from real estate held for sale	-	137,375
Proceeds from sale of property and equipment	283	100
Proceeds from disposal of subsidiary	3,847	-
Proceeds from redemption of life insurance policy	-	93,717
Disposal of subsidiaries, net of cash disposed	-	(25,015)
Net cash provided by (used in) investing activities	35,515	(44,887)

Cash flows from financing activities:
Principal payments of loans secured by real estate	(1,542,298)	(542,928)
Advances (to) from related parties	(1,239,489)	98,363
Proceeds from convertible promissory notes, net	5,210,000	1,470,000
Collection of notes receivable	5,000,000	-
Convertible note redemptions paid in cash	(1,120,000)	-
Proceeds from shares issued for cash, net	-	477,300
Net cash provided by financing activities	6,308,213	1,502,735

Effect of exchange rate changes in cash and cash equivalents	(68,760)	(60,076)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,251,818	(169,986)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	1,086,753	1,256,739

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$5,338,571	$1,086,753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$3,631	$31,581
Cash paid for interest	$343,009	$126,140

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of shares issued for a stock option	$-	$364,500
Fair value of shares issued for acquisition of business	$69,191	$-
Fair value of shares issued for other investments	$8,131,000	$6,161,112
Fair value of shares issued from conversion of promissory notes	$12,332,260	$-
Beneficial conversion feature associated with convertible notes payable	$4,010,083	$995,500
Reclassification of conversion option associated with convertible notes payable to additional paid in capital	$5,745,520	$-
Derecognition of beneficial conversion feature value from additional paid in capital resulting from debt extinguishment	$5,671,565	$-
Debt discount associated with convertible notes payable	$-	$1,647,527
Derivative liability associated with convertible notes payable	$-	$1,109,800

See accompanying notes.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2021, the Company incurred a net loss of $14,363,232 and net cash used in operating activities of $2,023,150. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

Cash, cash equivalents, and restricted cash

Cash consists of funds on hand and held in bank accounts. Cash equivalents includes demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less, including money market funds. Restricted cash represents cash restricted for the loan collateral requirements as defined in a loan agreement, and the minimum paid-up share capital requirement for insurance brokers specified under the Insurance Ordinance of Hong Kong.

On December 31, 2021 and 2020, cash included funds held by employees of $0 and $10,911, respectively and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms which the Company had not set up corporate accounts for (WeChat Pay and Alipay).

	December 31, 2021	December 31, 2020
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$4,137,396	$147,371
Denominated in Hong Kong Dollars	895,820	623,652
Denominated in Chinese Renminbi	151,311	270,014
Denominated in Malaysian Ringgit	154,044	45,716
Cash, cash equivalents, and restricted cash	$5,338,571	$1,086,753

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

	As of December 31, 2021	As of December 31, 2020
Accounts receivable, gross	$163,957	$215,574
Less: Allowance for doubtful accounts	(133,356)	(24,084)
Accounts receivable, net	$30,601	$191,490

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line basis over the following estimated useful lives:

Categories	Estimated useful life
Office leasehold	27 years
Furniture and fixtures	3 - 10 years
Office equipment	3 - 10 years
Leasehold improvement	Over the shorter of estimated useful life or term of lease

Office leasehold represents three adjoining office units used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a land lease with a term of 27 years and is being amortized over the remaining lease term. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense, classified as operating expenses, was $120,707 and $120,190 for the years ended December 31, 2021 and 2020, respectively.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2021 and 2020, the Company determined there were no indicators of impairment of its property and equipment.

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

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed (none as of December 31, 2021), and projected margin on future unit sales. The Company pays close attention to discern if the real estate held for sale is moving at a slower than expected pace or where margins are trending downward. For the years ended December 31, 2021 and 2020, the Company determined there were no indicators of impairment of its real estate held for sale.

Real estate held for investment, net

Real estate held for investment is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the following estimated useful lives:

Categories	Estimated useful life
Office leasehold	50 years
Furniture and fixtures	3 – 10 years
Office equipment	3 – 10 years
Leasehold improvement	Shorter of the estimated useful life or term of lease

Office leasehold represents three office units owned by the Company located in two commercial buildings in Kuala Lumpur, Malaysia.

Depreciation and amortization expense, classified as cost of rental, was $31,688 and $32,072 for the years ended December 31, 2021 and 2020, respectively.

Management assesses the carrying value of real estate held for investment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2021 and 2020, the Company determined there were no indicators of impairment of its real estate held for investment.

Intangible assets, net

Amortizable identifiable intangible assets are stated at cost less accumulated amortization and represent customer lists and an insurance agency license acquired in business combinations, and certain trademarks registered in USA, Hong Kong, the PRC, and Singapore.

Amortization is calculated on the straight-line basis over the following estimated useful lives:

Categories	Estimated useful life
Customer lists	5 years
Insurance agency license	2 years
Trademarks	10 years

Amortization expense for the years ended December 31, 2021 and 2020 was $723 and $87,665, respectively.

The Company follows ASC 360 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the years ended December 31, 2021 and 2020, the Company determined there were no indicators of impairment of intangible assets (see Note 8).

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform an annual impairment testing for its reporting units on December 31, of each fiscal year. For the years ended December 31, 2021 and 2020, the Company determined there were no indicators of impairment of goodwill (see Note 8).

Impairment of long-lived assets

Long-lived assets primarily include real estate held for investment, property and equipment and intangible assets. In accordance with the provision of ASC 360, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As of December 31, 2021 and 2020, the Company determined there were no indicators of impairment of its real estate held for investment and its property and equipment.

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. On December 31, 2021, the Company had seventeen investments in equity securities without readily determinable fair values of related parties valued at $9,621,935, and ten investments in equity securities without readily determinable fair values of related parties had been fully impaired with carrying value of $nil. On December 31, 2020, the Company had nine investments in equity securities without readily determinable fair values of related parties valued at $6,829,660, and ten investments in equity securities without readily determinable fair values of related parties had been fully impaired with carrying value of $nil (see Note 7).

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

Debt discount

During the year ended December 31, 2021, the Company incurred $570,000 of debt discount related to the issuance of convertible promissory notes, as described in Note 12. The discount was amortized over the life of the convertible promissory notes and the Company recognized $206,342 of related amortization expense for the year ended December 31, 2021.

During the year ended December 31, 2020, the Company incurred $190,000 of debt discount related to the issuance of convertible promissory notes, as described in Note 12. The discount was amortized over the life of the convertible promissory notes and the Company recognized $15,122 of related amortization expense for the year ended December 31, 2020.

Debt issuance costs

During the year ended December 31, 2021, the Company incurred direct costs associated with the issuance of convertible promissory notes, as described in Note 12, and recorded $290,000 of debt issuance costs as a discount to the convertible promissory notes and amortized over the life of the convertible promissory notes. The Company recognized approximately $76,380 of related amortization expense for the year ended December 31, 2021.

During the year ended December 31, 2020, the Company incurred direct costs associated with the issuance of convertible promissory notes, as described in Note 12, and recorded $130,000 of debt issuance costs as a discount to the convertible promissory notes and amortized over the life of the convertible promissory notes. The Company recognized approximately $6,780 of related amortization expense for the year ended December 31, 2020.

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

The Company conducts major businesses in Hong Kong, China and Malaysia, and is subject to tax in these jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Net loss per share

Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding Common Stock equivalents. On December 31, 2021 and 2020, the only outstanding Common Stock equivalents were warrants for 53,556 potentially dilutive shares outstanding that have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore basic and diluted net loss per share were the same.

Foreign currencies translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and records in their respective local currency, which consists of Malaysian Ringgit (“MYR”), Renminbi (“RMB”) and Hong Kong Dollars (“HK$”), which is also the respective functional currency of subsidiaries.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the years ended December 31,
	2021	2020
Period-end MYR : US$1 exchange rate	4.17	4.02
Period-average MYR : US$1 exchange rate	4.14	4.20
Period-end RMB : US$1 exchange rate	6.36	6.53
Period-average RMB : US$1 exchange rate	6.44	6.90
Period-end HK$ : US$1 exchange rate	7.80	7.75
Period-average HK$ : US$1 exchange rate	7.77	7.76

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

As of December 31, 2021 and 2020, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of derivative liabilities of $9,935 and $1,189,786, respectively (see Note 10). The following table sets forth a summary of the changes in the estimated fair value of our derivative during the years ended December 31, 2021 and 2020:

	Year ended December 31, 2021	Year ended December 31, 2020
Fair value at beginning of period	$1,189,786	$28,545
Derivative liability associated with convertible notes issued during the period	10,839,240	1,306,700
Reclassification of conversion option related to a convertible note to additional paid in capital	(5,745,520)	-
Fair value gains of derivative liability associated with convertible note	(6,203,520)	(196,900)
Fair value (gains) losses of derivative liability associated with warrants	(70,051)	51,441
Fair value at end of period	$9,935	$1,189,786

Concentrations of risks

For the year ended December 31, 2021, three customers accounted for 26% (12%, 8% and 6%, respectively) of revenue and three customers accounted for 56% (40%, 10% and 6%, respectively) of accounts receivable at year-end.

For the year ended December 31, 2020, three customers accounted for 30% (16%, 11% and 3%, respectively) of revenue and three customers accounted for 82% (74%, 5% and 3%, respectively) of accounts receivable at year-end.

For the year ended December 31, 2021, no vendor accounted for 10% or more of the Company’s cost of revenues and three vendors accounted for 65% (47%, 9% and 9%, respectively) of accounts payable at year-end.

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

Revenue from services

For certain service contracts, we assist or provide advisory to clients in capital market listings (“Listing services”), our services provided to clients are considered as our performance obligations. Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and when needed may record a liability if a determination is made that costs will exceed revenue.

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets. Generally, the Company’s sales of its real estate properties are considered a sale of a nonfinancial asset. Under ASC 610-20, the Company derecognizes the asset and recognizes a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. During the year ended December 31, 2021, no revenue was recognized from the sale of commercial property held for sale. During the year ended December 31, 2020, the Company recognized revenue from the sale of one unit of commercial property held for sale.

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

The following tables provide information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Year ended December 31,
	2021	2020
Revenue by service lines:
Corporate advisory – Non-Listing services	$1,848,200	$1,521,279
Corporate advisory – Listing services	972,750	355,675
Rental of real estate properties	128,830	124,128
Sales of real estate held for sale	-	253,729
Total revenue	$2,949,780	$2,254,811

	Year ended December 31,
	2021	2020
Revenue by geographic area:
Hong Kong	$1,573,606	$1,567,943
Malaysia	601,336	502,338
China	774,838	184,530
Total revenue	$2,949,780	$2,254,811

Our service contract balances include deferred costs of revenue and deferred revenue:

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

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Deferred revenue and deferred costs of revenue at December 31, 2021 and 2020 are classified as current assets or current liabilities and totaled:

	As of December 31, 2021	As of December 31, 2020
Deferred revenue	$2,006,696	$1,634,075
Deferred costs of revenue	$123,293	$81,246

Changes in deferred revenue were as follows at December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Deferred revenue, beginning of period	$1,634,075	$1,202,153
New contract liabilities	1,616,633	787,597
Performance obligations satisfied	(1,244,012)	(355,675)
Deferred revenue, end of period	$2,006,696	$1,634,075

NOTE 3 - BUSINESS COMBINATION

On June 26, 2019, the Company sold its entire 51% interest (51,000 shares of common stock) in Greenpro Capital Village Sdn. Bhd. (“GCVSB”) to Ms. Tan Tee Yong (“Ms. Tan”) for MYR51 (approximately $12).

On June 22, 2020, our director, Mr. Lee Chong Kuang (“Mr. Lee”) acquired respective 51% and 49% shareholdings of GCVSB (51,000 shares and 49,000 shares of common stock of GCVSB) from Ms. Tan and QSC Asia Sdn. Bhd. (“QSC”) at a price of MYR51,000 and MYR49,000 or MYR1 per share.

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

	Year ended December 31, 2021	Year ended December 31, 2020
	(unaudited)	(unaudited)
Revenue	$2,949,780	$2,254,811
Loss from operations	(2,754,684)	(2,907,000)
Net loss	(14,363,232)	(3,754,375)
Net loss per share-basic and diluted	$(0.21)	$(0.07)

NOTE 4 - PROPERTY AND EQUIPMENT, NET

	As of	As of
	December 31, 2021	December 31, 2020

Office leaseholds	$3,270,668	$3,183,749
Furniture and fixtures	53,372	53,122
Office equipment	61,894	54,524
Leasehold improvement	95,152	63,696
	3,481,086	3,355,091
Less: Accumulated depreciation and amortization	(620,881)	(474,001)
Total	$2,860,205	$2,881,090

Office leasehold represents three adjoining office units used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a 50-year land lease with a remaining term of 23 years and is being amortized over the remaining lease term. Depreciation and amortization expense, classified as operating expenses, were $120,707 and $120,190 for the years ended December 31, 2021 and 2020, respectively.

On July 9, 2021, the Company had repaid a pledged loan by the office leasehold in full (see Note 11).

NOTE 5 - REAL ESTATE HELD FOR SALE

At December 31, 2021 and 2020, real estate held for sale was valued $2,205,839 and $2,218,273, respectively. Real estate held for sale represents multiple units in a building located in Hong Kong. During the year ended December 31, 2021, no unit was sold. During the year ended December 31, 2020, the Company sold one unit for $253,729, with original cost of $188,840 and other costs of sale of $21,776. The property was developed for resale on a “unit by unit” basis and is stated at the lower of cost or estimated fair value, less estimated costs to sell. Real estate held for sale represents properties for which a committed plan to sell exists and an active program to market such properties has been initiated.

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT, NET

	As of	As of
	December 31, 2021	December 31, 2020

Office leasehold	$824,828	$854,253
Furniture and fixtures	54,658	56,608
Office equipment	17,472	18,096
Leasehold improvement	74,931	77,604
	971,889	1,006,561
Less: Accumulated depreciation and amortization	(254,066)	(230,481)
Total	$717,823	$776,080

Real estate held for investment represents three office units located in two commercial buildings in Malaysia. One of the adjoining office units in one building is rented to an unrelated tenant, and one office unit in another building is used by the Company. Depreciation and amortization expense, included in cost of rental revenue, was $31,688 and $32,072 for the years ended December 31, 2021 and 2020, respectively.

On August 9, and September 21, 2021, the Company had repaid the pledged loans by the real estate held for investment in full (see Note 11).

NOTE 7 - OTHER INVESTMENTS

	As of	As of
	December 31, 2021	December 31, 2020
(A) Investment in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$51,613	$51,613
(2) Other related parties	9,570,322	6,413,547
(B) Stock option (a related party)	-	364,500
Total	$9,621,935	$6,829,660

(A)	Investment in equity securities without readily determinable fair values of affiliates (related parties):

Equity securities without readily determinable fair values are investments in privately held companies without readily determinable market values. The Company adopted the guidance of ASC 321, Investments - Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of same issuer (the “Measurement Alternative”). The fair value of equity securities without readily determinable fair values that have been remeasured due to impairment are classified within Level 3. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired. During the year ended December 31, 2021, the Company recognized impairment of $5,349,600 for one of the investments in equity securities without readily determinable fair values.

In addition, the Company held equity securities without readily determinable fair values that were recorded at cost. For these cost method investments, we recorded as other investments in our consolidated balance sheets. We reviewed all of our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally used discounted cash flow analyses to that the fair values of our cost method investments approximated or exceeded their carrying values as of December 31, 2021. Our cost method investments had a carrying value of $9,621,935 as of December 31, 2021.

On December 31, 2021 and 2020, the carrying values of equity securities without readily determinable fair values are as follows:

	As of	As of
	December 31, 2021	December 31, 2020

Original cost	$15,545,764	$6,839,389
Unrealized gains (losses)	-	-
Provision for impairment or decline in value	(5,923,829)	(374,229)
Equity securities without readily determinable fair values, net	$9,621,935	$6,465,160

(1)	Greenpro Trust Limited (a related party)

At December 31, 2021 and 2020, the Company had an approximately 11% interest in Greenpro Trust Limited with an investment value of $51,613 which was recorded at cost, approximates fair value. Greenpro Trust Limited (“GTL”) is a company incorporated in Hong Kong and Messrs. Lee Chong Kuang and Loke Che Chan Gilbert are common directors of GTL and the Company.

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

(b) First Bullion Holdings Inc.:

On October 19, 2020, GVCL entered into a stock purchase and option agreement with Mr. Tang Ka Siu Johnny and First Bullion Holdings Inc. (“FBHI”). FBHI, a British Virgin Islands company, operates the businesses of banking, payment gateway, credit cards, debit cards, money lending, crypto trading and securities token offerings, with corporate offices in the Philippines and Hong Kong. Pursuant to the agreement, GVCL agreed to acquire 10% of the issued and outstanding shares of FBHI for a purchase price of $1,000,000 by issuing approximately 685,871 shares of the Company’s restricted Common Stock to Mr. Tang, which was based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement.

Pursuant to the agreement, Mr. Tang and FBHI also granted to GVCL an option for 180 days following the date of the agreement to purchase an additional 8% of the issued and outstanding shares of FBHI, at an agreed valuation of FBHI equal to $20,000,000. In consideration of acquisition of the option, GVCL agreed to issue 250,000 shares of the Company’s restricted Common Stock to Mr. Tang, which shall constitute partial payment for the option should GVCL elect to exercise the option.

On December 11, 2020, the Company issued 685,871 shares of its Common Stock to two designees of Mr. Tang at $1.458 per share to acquire 10% of the issued and outstanding shares of FBHI for a purchase price of $1,000,000, and issued 250,000 shares of its restricted Common Stock at $364,500 or $1.458 per share in partial consideration of the additional 8% shareholdings of FBHI.

On February 17, 2021, GVCL exercised its option and FBHI issued to GVCL, 160,000 ordinary shares of FBHI, comprising the additional 8% of the shares sold under the agreement valued at $20,000,000.

On February 26, 2021, the Company issued an additional 342,592 shares of its restricted Common Stock to two designees of Mr. Tang at $2.70 per share (valued at approximately $925,000).

As of December 31, 2021, GVCL in aggregate holds 360,000 ordinary shares of FBHI, representing 18% of the total issued and outstanding shares of FBHI. The investment was recognized at historical cost of $2,289,500 under other investments.

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

(d) Innovest Energy Fund:

On February 11, 2021, Greenpro Resources Limited, a subsidiary of the Company (“GRL”) entered into a subscription agreement with Innovest Energy Fund, a global multi-asset fund incorporated in the Cayman Islands and is principally engaged in developing a multi-faceted suite of products and services for the cryptocurrency industry and economy (the “Fund”). Pursuant to the agreement, GRL agreed to subscribe for $7,206,000 worth of Class B shares of the Fund by issuing 3,000,000 shares of the Company’s restricted Common Stock, par value $0.0001 per share, valued at $7,206,000 to the Fund.

On April 7, 2021, the Company issued 3,000,000 shares of its restricted Common Stock to the Fund and issued 60,000 shares of its restricted Common Stock to a designee of the Fund as a subscription fee of $144,120 ($2.402 per share) associated with the investment.

On December 31, 2021, the Company determined that its investment in the Fund was impaired and revalued at $1,856,400, and an impairment loss of $5,349,600 was recorded.

(e) Jocom Holdings Corp.:

On June 2, 2021, GVCL entered into a subscription agreement with Jocom Holdings Corp., a Nevada corporation, which operates a Malaysia-based m-commerce platform specializing in online grocery shopping via smartphones (“Jocom”). Pursuant to the agreement, GVCL acquired 1,500,000 shares of common stock of Jocom at a price of $150 or $0.0001 per share. The investment was recognized at historical cost of $150 under other investments.

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

Impairment of other investments

For the year ended December 31, 2021, the Company recognized an impairment loss of $5,349,600 of other investments. For the year ended December 31, 2020, there was no impairment of other investments recorded.

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets

	As of	As of
	December 31, 2021	December 31, 2020

Trademarks	$7,210	$7,250
Customer lists	344,500	344,500
Insurance agency license	129,032	129,032
	480,742	480,782
Less: Accumulated amortization	(478,117)	(477,418)
Total	$2,625	$3,364

Intangible assets at December 31, 2021 totaled $480,742 and included $7,210 of trademarks acquired by Greenpro Resources (HK) Limited (“GRHK”) during the years of 2013 to 2018, $344,500 of customer lists from the acquisition of Ace Corporation Services Limited (“Ace”, renamed to Falcon Corporate Services Limited on August 26, 2016) in 2015, and $129,032 of an insurance agency license from the acquisition of Sparkle Insurance Brokers Limited (“Sparkle”, renamed to Greenpro Sparkle Insurance Brokers Limited on April 4, 2019) on January 2, 2019, respectively.

On December 31, 2021, the customer lists from Ace and the insurance agency license from Sparkle had been fully amortized. The Company’s management conducted the annual impairment test and concluded that it is more likely than not the estimated fair value of the trademarks of GRHK was more than their carrying amount, and no impairment loss was indicated. As a result, no impairment was recorded.

Amortization expense for intangible assets for the years ended December 31, 2021 and 2020 was $723 and $87,665, respectively.

Amortization for each year following December 31, 2021 is as follows:

Year ending December 31:
2022	$723
2023	723
2024 and thereafter	1,179
Total	$2,625

As of December 31, 2021, the accumulated amortization of intangible assets was $478,117, and the net value of intangible assets was $2,625.

Goodwill

During 2021, goodwill was increased by $26,082 due to the acquisition of Greenpro Capital Village Sdn. Bhd. (“GCVSB”), and as of December 31, 2021, the value of goodwill of $345,808 was recorded.

As of December 31, 2020, the value of goodwill of $319,726 was recorded, which arose from the Company’s acquisition of Falcon Secretaries Limited (“FASL”, renamed to Falcon Accounting & Secretaries Limited on February 25, 2020) in 2015.

Goodwill is not amortized but tested for impairment annually.

On December 31, 2021, the Company’s management conducted the annual impairment test and concluded that it is more likely than not either the estimated fair value of GCVSB or FASL was more than its respective carrying value, and no impairment of goodwill was indicated. As a result, no impairment was recorded.

NOTE 9 - OPERATING LEASES

As of December 31, 2021, the Company has two separate operating lease agreements for one office space in each of Malaysia and Hong Kong with remaining lease terms of 3 months and 15 months, respectively. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of operating lease cost and supplemental cash flow information related to leases are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations for measurement of lease liabilities)	$154,562	$273,561

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2021	$149,204	$270,280
Weighted average remaining lease term – operating leases (in years)	1.21	0.33
Average discount rate – operating leases	4.0%	4.0%

The supplemental balance sheet information related to leases is as follows:

	As of December 31,2021	As of December 31, 2020
Operating leases
Right-of-use assets	$101,221	$85,133

Operating lease liabilities	$108,396	$86,975

Maturities of the Company’s lease liabilities are as follows:

Operating Leases
Year Ended December 31,
2022	$92,340
2023	18,865
Total lease payments	111,205
Less: Imputed interest	(2,809)
Present value of lease liabilities	$108,396

For the years ended December 31, 2021 and 2020, the Company’s total lease expenses were $179,101 and $319,481, respectively.

NOTE 10 - DERIVATIVE LIABILITIES

	As of	As of
	December 31, 2021	December 31, 2020

Fair value of warrants	$9,935	$79,986
Fair value of options associated with convertible promissory notes	-	1,109,800
Total	$9,935	$1,189,786

Warrants

On June 12, 2018, warrants exercisable into 53,556 shares of the Company’s Common Stock were issued as placement agent fees related to the Company’s sale of Common Stock (see Note 14). The strike price of warrants issued by the Company is denominated in US dollars. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	December 31, 2021	December 31, 2020

Risk-free interest rate	$1.9%	$1.7%
Expected volatility	174%	181%
Expected life (in years)	1.4 years	2.4 years
Expected dividend yield	0.00%	0.00%
Fair Value of warrants	$9,935	$79,986

The risk-free interest rate is based on the yield available on U.S. Treasury securities. The Company estimates volatility based on the historical volatility of its Common Stock. The expected life of the warrants is based on the expiration date of the warrants. The expected dividend yield was based on the fact the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future. For the year ended December 31, 2021, the Company recognized a gain of $70,051 associated with the revaluation of above derivative liability.

Convertible debt early redemption options

On October 13, 2020, the Company issued three unsecured convertible promissory notes with certain Investors’ early redemption options that are considered derivative liabilities (see Note 12).

On April 14, 2021, Streeterville Capital, LLC (“Streeterville”), exercised an option defined in the terms of the convertible promissory note issued by the Company on October 13, 2020, to redeem the note after 6 months from issuance date, at a conversion price of $1 per share. The note was repaid upon 704,738 shares of the Company’s restricted Common Stock were issued to Streeterville on April 16, 2021. The note was fully repaid by issuance of 704,738 shares of the Company’s restricted Common Stock for settlement of the principal balance of $670,000 and accrued interest of $34,738, respectively.

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

On July 14, July 26, August 5, and August 31, 2021, Streeterville exercised an option defined in the terms of the convertible promissory note issued by the Company on January 8, 2021, to redeem its note after 6 months from issuance date, at a conversion price of $0.752175 per share for the conversion notice on July 14, 2021, and $0.621675 per share for the remaining three conversion notices on July 26, August 5, and August 31, 2021, respectively. The note was fully repaid in the amount of $1,762,857 upon issuance of an aggregate of 2,786,819 shares of the Company’s restricted Common Stock to Streeterville for settlement of the principal balance of $1,660,000 and accrued interest of $102,857, respectively.

On August 12, August 20, August 24, August 31, October 6 and October 8, 2021, Streeterville exercised an option defined in the terms of the convertible promissory note issued by the Company on February 11, 2021, to redeem its note after 6 months from issuance date, at a conversion price of $0.621675 per share for the conversion notice on August 12, August 20, August 24, and August 31, 2021, and $0.43995 per share for the remaining two conversion notices on October 6 and October 8, 2021, respectively. The note was fully repaid in the amount of $5,820,246 upon issuance of an aggregate of 9,733,447 shares of the Company’s restricted Common Stock to Streeterville for settlement of the principal balance of $5,516,488 and accrued interest of $303,758.

During the year ended December 31, 2021, the Company repaid the convertible notes by cash amounted to $1,413,115 (including aggregated principal of $1,120,000, accrued interest of $57,579 and early redemption charge of $235,536) and by issuance of 13,225,004 shares of the Company’s restricted Common Stock at a total conversion value of $8,287,841 (including the aggregated principal of $7,846,488 and interest of $441,353), respectively. Total fair value of the 13,225,004 shares of the Company’s restricted Common Stock issued during the year was $12,332,260.

As of December 31, 2021, all convertible notes issued by the Company during October 2020 to February 2021, had been repaid.

The Company used Trinomial Option Pricing Model to estimate the fair value of the derivative liability related to Investors’ early redemption options. The derivative liability was classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation model. The Company estimated the fair value of the derivative liability related to Investors’ early redemption options to be $0 and $1,109,800 on December 31, 2021 and 2020, respectively.

The Company estimated the fair value of derivative liabilities related to Investors’ early redemption options using the following assumptions:

	As of December 31, 2021	As of December 31, 2020
Risk free rate	-%	0.11%
Fair value of underlying stock	$-	$2.05
Expected term (in years)	-	1.28
Stock price volatility	-%	206.17%
Expected dividend yield	-%	0%
Fair value of options	$-	$1,109,800

On December 31, 2021, the fair value of derivative liability was zero, resulting from redemptions of three convertible notes issued in October 2020 during the year (see Note 12).

NOTE 11 - LOANS SECURED BY REAL ESTATE

	As of	As of
	December 31, 2021	December 31, 2020

(A) Standard Chartered Saadiq Berhad, Malaysia	$-	$328,731

(B) United Overseas Bank (Malaysia) Berhad	-	241,892

(C) Bank of China Limited, Shenzhen, PRC	-	964,985
	-	1,535,608
Less: Current portion	-	(158,612)
Loans secured by real estate, net of current portion	$-	$1,376,996

(A)	In December 2013, the Company obtained a loan in the principal amount of MYR1,629,744 (approximately $391,201) from Standard Chartered Saadiq Berhad, a financial institution in Malaysia to finance the acquisition of leasehold office units at Sky Park @ One City, Selangor Darul Ehsan, Malaysia which bears interest at the base lending rate less 2.1% per annum with 300 monthly installments of MYR8,984 (approximately $2,157) each and will mature in November 2038. The mortgage loan is secured by (i) the first legal charge over the property, (ii) personally guaranteed by Messrs. Lee Chong Kuang and Loke Che Chan Gilbert, the directors of the Company, and (iii) corporate guaranteed by a related company which is controlled by the directors of the Company. On September 21, 2021, the Company had repaid the loan in full.

(B)	In December 2013, the Company, through Mr. Lee Chong Kuang, the director of the Company, obtained a loan in the principal amount of MYR1,074,896 (approximately $258,016) from United Overseas Bank (Malaysia) Berhad, a financial institution in Malaysia to finance the acquisition of a leasehold office unit at Northpoint, Mid Valley City in Kuala Lumpur, Malaysia which bears interest at the base lending rate less 2.2% per annum with 360 monthly installments of MYR4,998 (approximately $1,200) each and will mature in November 2043. The mortgage loan is secured by the first legal charge over the property. On August 9, 2021, the Company had repaid the loan in full.

(C)	In December 2017, the Company obtained a loan in the principal amount of RMB9,000,000 (approximately $1,416,185) from Bank of China Limited, a financial institution in China to finance the acquisition of leasehold office units of approximately 5,000 square feet at the Di Wang Building (Shun Hing Square), Shenzhen, China. The loan bears interest at a 25% premium above the 5-year-or-above RMB base lending rate per annum with 120 monthly installments and will mature in December 2027. The current interest rate of the loan is 6.125% per annum. The monthly installment will be determined by the sum of (i) a 25% premium above the 5-year-or-above RMB base lending rate per annum on the 20th day of each month for the interest payment and (ii) RMB75,000 (approximately $11,802) for the fixed repayment of principal. The mortgage loan is secured by (i) the first legal charge over the property, (ii) a Restricted-Cash Fixed Deposit of RMB1,000,000 (approximately $157,354) of Greenpro Management Consultancy Limited, (iii) the accounts receivable of Greenpro Management Consultancy Limited, (iv) corporate guaranteed by Greenpro Financial Consulting Limited, (v) corporate guaranteed by a related company which is controlled by Mr. Loke Che Chan Gilbert and (vi) personally guaranteed by Ms. Chen Yanhong, the legal representative of Greenpro Management Consultancy Limited and a shareholder of the Company. On July 9, 2021, the Company had repaid the loan in full.

NOTE 12 - CONVERTIBLE NOTES PAYABLE, NET

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

Investors’ put option and the option to redeem the debt upon default triggered by events not directly linked to Company’s creditworthiness were separated from the debt instrument and presented as a “compound” derivative liability (see Note 10).

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

On April 14, 2021, Streeterville Capital, LLC (“Streeterville”), exercised an option defined in the terms of the convertible promissory note issued by the Company on October 13, 2020, to redeem the note after 6 months from issuance date, at a conversion price of $1 per share. The note was fully repaid upon 704,738 shares of the Company’s restricted Common Stock were issued to Streeterville on April 16, 2021, for settlement of the principal balance of $670,000 and accrued interest of $34,738, respectively.

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

On December 31, 2021, the fair value of the derivative liability related to Investors’ early redemption options was zero, resulting from redemption of notes during the year (see Note 10).

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

On July 14, July 26, August 5, and August 31, 2021, Streeterville exercised an option defined in the terms of the convertible promissory note issued by the Company on January 8, 2021, to redeem its note after 6 months from issuance date, at a conversion price of $0.752175 per share for the conversion notice on July 14, 2021, and $0.621675 per share for the remaining three conversion notices on July 26, August 5 and August 31, 2021, respectively. The note was fully repaid in the amount of $1,762,857 upon issuance of an aggregate of 2,786,819 shares of the Company’s restricted Common Stock to Streeterville for settlement of the principal balance of $1,660,000 and accrued interest of $102,857, respectively.

On December 31, 2021, the fair value of the derivative liability related to Investors’ early redemption options was zero, resulting from redemption of notes during the year (see Note 10).

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

On August 12, August 20, August 24, August 31, October 6 and October 8, 2021, Streeterville exercised an option defined in the terms of the convertible promissory note issued by the Company on February 11, 2021, to redeem its note after 6 months from issuance date, at a conversion price of $0.621675 per share for the conversion notice on August 12, August 20, August 24, August 31 and $0.43995 per share for the remaining two conversion notices on October 6 and October 8, 2021, respectively. The note was repaid in the amount of $5,820,246 upon issuance of an aggregate of 9,733,447 shares of the Company’s restricted Common Stock to Streeterville for settlement of the principal of $5,516,488 and accrued interest of $303,758.

Amount of unamortized debt discount including initial issuance discount, transaction cost, beneficial conversion feature, and separated derivative liability was zero on December 31, 2021 (related to the note issued to Streeterville on January 8 and February 11, 2021) and $1,647,527 on December 31, 2020 (related to the notes issued to Streeterville, FirstFire and Granite on October 13, 2020), respectively.

During the year ended December 31, 2021, the Company repaid the convertible notes by cash amounted to $1,413,115 (including aggregated principal of $1,120,000, accrued interest of $57,579 and early redemption charge of $235,536) and by issuance of 13,225,004 shares of the Company’s restricted Common Stock at a total conversion value of $8,287,841 (including the aggregated principal of $7,846,488 and interest of $441,353), respectively. Total fair value of the 13,225,004 shares of the Company’s restricted Common Stock issued during the year was $12,332,260.

As of December 31, 2021, all convertible notes issued by the Company during October 2020 to February 2021, had been repaid.

Summary of convertible debt’s interest expense is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Coupon interest	$460,189	$38,742
Amortization of discount on convertible notes	206,342	15,122
Amortization of debt issuance costs	76,380	6,780
Interest expense associated with conversion of notes	2,254,480	120,571
Interest expense associated with accretion of convertible notes payable	8,561,440	832,200
Interest expense due to non-fulfillment of use of proceeds requirements	1,106,488	-
Additional charge for early redemption	235,536	-
Total	$12,900,855	$1,013,415

All convertible promissory notes were classified as short-term due to lender’s earlier redemption or put option.

On December 31, 2021 and 2020, carrying values of the short-term convertible notes are as follows:

	December 31, 2021	December 31, 2020
Face value of convertible notes	$7,860,000	$1,790,000
Additional 25% to Outstanding Balance due to non-fulfillment of use of proceeds requirements	1,106,488	-
Initial discount	(286,756)	(174,878)
Discount related to debt issuance costs	(200,410)	(123,220)
Discount related to beneficial conversion feature	(1,896,160)	(943,584)
Discount related to put options	(327,631)	(405,845)
Discount related to conversion option	(177,157)	-
Convertible notes payable, net of discounts	6,078,374	142,473
Accrued interest during the year	-	38,742
Reversal of discounts	2,888,114	-
Redeemed by cash or converted to shares	(8,966,488)	-
Carrying value of convertible notes payable	$-	$181,215

The Company determined the fair value of all convertible promissory notes to be $0 and $3,669,500 as of December 31, 2021, and December 31, 2020, respectively. The level of the fair value hierarchy is Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation model.

Components and costs of the convertible promissory notes issued during the year ended December 31, 2021 and 2020, are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Original Principal Amount	$6,070,000	$1,790,000
Less: Original issue discount (OID)	(550,000)	(160,000)
Less: Transaction Expense Amount	(20,000)	(30,000)
Purchase Price	5,500,000	1,600,000
Less: Broker Fee	(290,000)	(130,000)
Net proceeds	$5,210,000	$1,470,000

NOTE 13 - STOCKHOLDERS’ EQUITY

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

Shares issued for acquisitions in 2021 and 2020

2021:

On February 26, 2021, the Company issued 342,592 shares of its restricted Common Stock at $2.7 per share to two designees of the shareholder of First Bullion Holdings Inc. (“FBHI”), valued at approximately $925,000 for settling the balance consideration of acquisition of additional 8% shareholdings in FBHI.

On April 7, 2021, the Company subscribed for $7,206,000 worth of Class B shares of Innovest Energy Fund (the “Fund”) by issuance of 3,000,000 shares of the Company’s restricted Common Stock at $2.402 per share to the Fund at a subscription of $7,206,000.

On July 19, 2021, the Company redeemed 347,000 shares out of total 504,750 shares of preferred stock from 25 preferred stock shareholders of Greenpro Capital Village Sdn. Bhd. by issuance of 79,530 shares of the Company’s restricted Common Stock valued at $69,191 or $0.87 per share.

2020:

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

On December 11, 2020, the Company acquired 10% of the issued and outstanding shares of First Bullion Holdings Inc. (“FBHI”) and issued 685,871 shares of its restricted Common Stock at $1.458 per share to a shareholder of FBHI for consideration of $1,000,000. The Company was also granted a stock option, an option to acquire addition 8% equity interest and assets of FBHI, by the issuance of 250,000 shares of the Company’s restricted Common Stock at $1.458 per share to two designees of the shareholder of FBHI valued $364,500, in partial consideration of the additional 8% shareholdings of FBHI.

Shares issued from conversion of promissory notes in 2021

On April 16, 2021, the Company issued 704,738 shares of its restricted Common Stock to Streeterville Capital, LLC (“Streeterville”) at a conversion price of $1 per share for settlement of the principal balance of $670,000 and accrued interest of $34,738, respectively of the convertible note issued on October 13, 2020. The market price of the Company’s Common Stock was $2.33 per share, or at a total value of $1,642,040, on April 16, 2021.

On July 14, 2021, the Company issued 232,659 shares of its restricted Common Stock to Streeterville at a conversion price of $0.752175 per share for settlement of the partial principal of the convertible note issued on January 8, 2021, amounted $175,000. The market price of the Company’s Common Stock was $1.01 per share, or at a total value of $234,986, on July 14, 2021.

On July 26, 2021, the Company issued 281,498 shares of its restricted Common Stock to Streeterville at a conversion price of $0.621675 per share for settlement of the partial principal of the convertible note issued on January 8, 2021, amounted $175,000. The market price of the Company’s Common Stock was $0.93 per share, or at a total value of $261,793, on July 26, 2021.

On August 5, 2021, the Company issued 562,995 shares of its restricted Common Stock to Streeterville at a conversion price of $0.621675 per share for settlement of the partial principal of the convertible note issued on January 8, 2021, amounted $350,000. The market price of the Company’s Common Stock was $0.8697 per share, or at a total value of $489,637, on August 5, 2021.

On August 12, 2021, the Company issued 643,423 shares of its restricted Common Stock to Streeterville at a conversion price of $0.621675 per share for settlement of the partial principal of the convertible note issued on February 11, 2021, amounted $400,000. The market price of the Company’s Common Stock was $0.8101 per share, or at a total value of $521,237, on August 12, 2021.

On August 20, 2021, the Company issued 3,375,000 shares of its restricted Common Stock to Streeterville at a conversion price of $0.621675 per share for settlement of the partial principal of the convertible note issued on February 11, 2021, amounted $2,098,153. The market price of the Company’s Common Stock was $0.7599 per share, or at a total value of $2,564,662, on August 20, 2021.

On August 24, 2021, the Company issued 3,370,000 shares of its restricted Common Stock to Streeterville at a conversion price of $0.621675 per share for settlement of the partial principal of the convertible note issued on February 11, 2021, amounted $2,095,045. The market price of the Company’s Common Stock was $0.9164 per share, or at a total value of $3,088,268, on August 24, 2021.

On August 31, 2021, the Company issued 1,709,667 shares of its restricted Common Stock to Streeterville at a conversion price of $0.621675 per share for settlement of the balance of principal of $960,000 and accrued interest of $102,857 of the convertible note issued on January 8, 2021. The market price of the Company’s Common Stock was $0.9573 per share, or at a total value of $1,636,664, on August 31, 2021.

On August 31, 2021, the Company issued 1,075,000 shares of its restricted Common Stock to Streeterville at a conversion price of $0.621675 per share for settlement of the partial principal of the convertible note issued on February 11, 2021, amounted $668,301. The market price of the Company’s Common Stock was $0.9573 per share, or at a total value of $1,029,097, on August 31, 2021.

On October 6, 2021, the Company issued 227,299 shares of its restricted Common Stock to Streeterville at a conversion price of $0.43995 per share for settlement of the partial principal of the convertible note issued on February 11, 2021, amounted $100,000. The market price of the Company’s Common Stock was $0.6761 per share, or at a total value of $153,676, on October 6, 2021.

On October 8, 2021, the Company issued 1,042,725 shares of its restricted Common Stock to Streeterville at a conversion price of $0.43995 per share for settlement of the balance of principal of $154,989 and accrued interest of $303,758, respectively of the convertible note issued on February 11, 2021. The market price of the Company’s Common Stock was $0.6811 per share, or at a total value of $710,200, on October 8, 2021.

Shares issued for expenses in 2021 and 2020

2021:

On April 7, 2021, the Company issued 60,000 shares of its restricted Common Stock to a designee of the Innovest Energy Fund (the “Fund”) as subscription fee of $144,120 ($2.402 per share) associated with the Fund.

On November 17, 2021, the Company issued 200,000 shares of its restricted Common Stock valued at $1.0404 per share, or a total of $208,080 for marketing expense to an investor relations agent, Mr. Dennis Burns.

2020:

On September 14, 2020, the Company issued 35,000 shares of restricted Common Stock valued at $1.00 per share, or a total of $35,000 for marketing expense to a marketing service provider, CorporateAds, LLC (“CorporateAds”).

On December 1, 2020, the Company issued 200,000 shares of restricted Common Stock valued at $1.567 per share, or a total of $313,400 for marketing expense to an investor relations agent, Mr. Dennis Burns.

On December 1, 2020, the Company issued 300,000 shares of restricted Common Stock valued at $1.2405 per share, or a total of $372,150 for consultancy fee to a business consultant, Mr. Daniel McKinney.

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

NOTE 14 - WARRANTS

A summary of warrants to purchase Common Stock issued during the years ended December 31, 2021 and 2020 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at January 1, 2020	53,556	$7.20
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Balance outstanding at December 31, 2020	53,556	7.20
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Balance outstanding and exercisable at December 31, 2021	53,556	$7.20

At December 31, 2021 and 2020, the 53,556 outstanding stock warrants had no intrinsic value.

In conjunction with the sale of Common Stock in June 2018, the Company granted to the placement agent warrants exercisable into 53,556 of the Company’s Common Stock. The warrants were exercisable immediately, have an exercise price of $7.20 per share, and expire in June 2023.

NOTE 15 - INCOME TAXES

Provision for income taxes consisted of the following:

	For the years ended December 31,
	2021	2020

Current:
– Local	$-	$-
– Foreign:
Hong Kong	2,630	-
The PRC	2,310	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$4,940	$-

A summary of United States and foreign loss before income taxes was comprised of the following:

	For the years ended December 31,
	2021	2020
Tax jurisdictions from:
– United States	$(8,055,793)	$(2,364,220)
– Foreign, representing:
Hong Kong	(347,092)	(171,615)
The PRC	(61,084)	(501,372)
Malaysia	(176,350)	(152,011)
Other (primarily nontaxable jurisdictions)	(5,717,973)	(563,735)

Loss before income taxes	$(14,358,292)	$(3,752,953)

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of the Company’s blended statutory income tax rate to the Company’s effective tax rate as a percentage of income from continuing operations before taxes:

	For the years ended December 31,
	2021	2020

Statutory tax rate	21.0%	21.0%
Impairment of goodwill, intangible assets and investments	-%	-%
Change in income tax valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operate in different countries and are subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

The significant components of deferred taxes of the Company are as follows (in thousands):

	As of	As of
	December 31, 2021	December 31, 2020
Deferred tax assets:
Impairment of goodwill, intangible assets, and investments	$832,000	$832,000
Financing costs	974,000	974,000
Operating lease liability	23,000	18,000
Accounts receivable allowance	28,000	5,000
Net operating loss carryforwards
– United States of America	3,766,000	2,074,000
– Hong Kong	470,000	418,000
– The PRC	619,000	603,000
– Malaysia	197,000	161,000
Gross deferred tax assets	6,909,000	5,085,000
Less: valuation allowance	(5,804,000)	(5,036,000)
Total deferred tax assets	1,105,000	49,000
Deferred tax liabilities:
Change in fair value of derivative liabilities	1,084,000	31,000
Operating lease right-of-use asset	21,000	18,000
Total deferred tax liabilities	1,105,000	49,000
Net deferred tax asset (liability)	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realized in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $5,050,598 as of December 31, 2021. For the year ended December 31, 2021, the valuation allowance increased by $1,794,685, primarily relating to losses carryforward from various tax regimes.

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. For the years ended December 31, 2021 and 2020, the operations in the United States of America incurred a net operating loss (NOL) of $8,056,000 and $2,364,000, respectively. As of December 31, 2021, the cumulative net operating losses (NOLs) were $17,931,000 which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 16.5% on their assessable income for the tax year. For the years ended December 31, 2021 and 2020, the subsidiaries in Hong Kong incurred the aggregate of a net operating loss (NOL) of $347,000 and $172,000, respectively. As of December 31, 2021, the cumulative net operating losses (NOLs) aggregated for those subsidiaries which have operations in Hong Kong were $2,379,000. The cumulative NOLs can be carried forward indefinitely to offset future taxable income.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the years ended December 31, 2021 and 2020, the subsidiaries in the PRC recorded the aggregate of a net operating loss (NOL) of $61,000 and $501,000, respectively. As of December 31, 2021, the subsidiaries operating in the PRC had incurred the aggregate amount of cumulative net operating losses (NOLs) of $2,475,000 which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2023, if unutilized.

Malaysia

The Company’s subsidiaries operating in Malaysia are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 17% on their assessable income for the tax year. For the years ended December 31, 2021 and 2020, the subsidiaries in Malaysia incurred the aggregate of a net operating loss (NOL) of $176,000 and $152,000, respectively. As of December 31, 2021, the operations in Malaysia had incurred the aggregate amount of cumulative net operating losses (NOLs) of $983,000 which can be carried forward indefinitely to offset taxable income in future.

The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from all the Company’s net operating loss carryforwards as the management believes it is more likely than not that these deferred tax assets will not be fully realized in the future.

NOTE 16 - RELATED PARTY TRANSACTIONS

Due from related parties:	December 31, 2021	December 31, 2020

Accounts receivable, net
Due from related party B (net of allowance of $41 and $8,025 as of December 31, 2021 and 2020, respectively)	$41	$152,475

Due from related parties
Due from related party B	503,361	-
Due from related party D	606,430	-
Due from related party G	1,064	2,320
Due from related party H	60,000	60,000
Total	$1,170,896	$214,795

The amounts due from related parties are interest-free, unsecured and have no fixed terms of repayment.

Due to related parties:	December 31, 2021	December 31, 2020

Due to related party A	$29,512	$586
Due to related party B	1,513	9,580
Due to related party G	780	-
Due to related party I	2,257	-
Due to related party J	701,781	744,428
Due to related party K	21,440	354,047
Total	$757,283	$1,108,641

The amounts due to related parties are interest-free, unsecured and have no fixed terms of repayment.

	For the years ended December 31,
Income from or expenses to related parties:	2021	2020
Service revenue from related parties
- Related party A	$93,718	$78,957
- Related party B	733,103	132,288
- Related party C	115	129
- Related party D	26,512	24,508
- Related party E	5,418	14,252
- Related party G	1,425	112
- Related party I	1,158	-
Total	$861,449	$250,246

Cost of service revenue to related parties
- Related party B	$-	$2,514
Total	$-	$2,514

General and administrative expenses to related parties
- Related party A	$8,420	$6,784
- Related party B	3,859	3,868
- Related party D	643	645
- Related party G	-	1,186
Total	$12,922	$12,483

Other income from related parties
- Related party B	$-	$1,934
Total	$-	$1,934

Other expenses to related parties
- Related party B	$5,349,600	$-
Total	$5,349,600	$-

Related party A is under common control of Mr. Loke Che Chan Gilbert, the Company’s CFO and a major shareholder.

Related party B represents companies where the Company owns a respective percentage ranging from 1% to 18% interests in those companies.

Related party C is controlled by a director of some wholly owned subsidiaries of the Company.

Related party D represents companies that we have determined that we can significantly influence based on our common business relationships.

Related party E represents companies whose CEO is a consultant to the Company, and who is also a director of Aquarius Protection Fund and a shareholder of the Company.

Related party F represents a family member or members of Mr. Loke Che Chan Gilbert, the Company’s CFO and a major shareholder.

Related party G is under common control of Mr. Lee Chong Kuang, the Company’s CEO and a major shareholder.

Related party H represents a company in which we currently have an approximate 48% equity-method investment. On December 31, 2021 and 2020, amounts due from Related party H are unsecured, bear no interest, and are payable upon demand. During 2018, the Company acquired 49% of Related party H for total consideration of $368,265. On December 31, 2018, the Company determined that its investments in Related party H was impaired and recorded an impairment of other investments of $368,265.

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

NOTE 17 - SEGMENT INFORMATION

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the year ended December 31, 2021
	Real estate business	Service business	Corporate	Total

Revenues	$128,830	$2,820,950	$-	$2,949,780
Cost of revenues	(49,778)	(422,908)	-	(472,686)
Reversal of write-off notes	-	-	5,000,000	5,000,000
Depreciation and amortization	(154,023)	(5,201)	(9,460)	(168,684)
Impairment	-	-	(5,349,600)	(5,349,600)
Loss on extinguishment of notes	-	-	(3,521,263)	(3,521,263)
Net income (loss)	(34,692)	(6,345,701)	(7,982,839)	(14,363,232)

Total assets	2,373,236	9,491,903	10,845,542	22,710,681
Capital expenditures for long-lived assets	$-	$39,349	$-	$39,349

	For the year ended December 31, 2020
	Real estate business	Service business	Corporate	Total

Revenues	$377,857	$1,876,954	$-	$2,254,811
Cost of revenues	(260,730)	(338,683)	-	(599,413)
Depreciation and amortization	(153,399)	(88,744)	(9,986)	(252,129)
Net income (loss)	22,174	(1,428,845)	(2,346,282)	(3,752,953)

Total assets	2,410,439	5,346,449	7,038,998	14,795,886
Capital expenditures for long-lived assets	$-	$3,008	$-	$3,008

(b) By Geography*

	For the year ended December 31, 2021
	Hong Kong	Malaysia	China	Total

Revenues	$1,573,606	$601,336	$774,838	$2,949,780
Cost of revenues	(136,346)	(264,703)	(71,637)	(472,686)
Reversal of write-off notes	5,000,000	-	-	5,000,000
Depreciation and amortization	(14,282)	(33,315)	(121,087)	(168,684)
Impairment	(5,349,600)	-	-	(5,349,600)
Loss on extinguishment of notes	(3,521,263)	-	-	(3,521,263)
Net income (loss)	(14,499,520)	199,381	(63,093)	(14,363,232)

Total assets	18,389,057	1,295,424	3,026,200	22,710,681
Capital expenditures for long-lived assets	$30,652	$2,071	$6,626	$39,349

	For the year ended December 31, 2020
	Hong Kong	Malaysia	China	Total

Revenues	$1,567,943	$502,338	$184,530	$2,254,811
Cost of revenues	(398,486)	(197,810)	(3,117)	(599,413)
Depreciation and amortization	(97,651)	(33,967)	(120,511)	(252,129)
Net income (loss)	(3,141,075)	(110,727)	(501,151)	(3,752,953)

Total assets	10,672,758	982,613	3,140,515	14,795,886
Capital expenditures for long-lived assets	$-	$3,008	$-	$3,008

*	Revenues and costs are attributed to countries based on the location of customers.

