Form 10-Q/A
period 2021-03-31
Greenpro Capital Corp.
filed 2022-04-29
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2021 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2021 to correct an erroneously recorded sale of one unit of real estate property in Hong Kong. More particularly, we have restated our condensed consolidated financial statements as of and for the three months ended March 31, 2021, to reverse the transaction of the sale of real estate property. The cumulative effect of the correction of the error was to decrease sales revenue of real estate property by $383,445, cost of real estate property sold by $253,276, interest income by $1,433, prepayments and other current assets by $49,704, other non-current assets by $276,135 and noncontrolling interest by $52,641, and to increase real estate held for sale by $246,087, other comprehensive income by $6,007 and accrued liabilities by $45,843.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on May 17, 2021 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after May 17, 2021) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(In U.S. dollars, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited) (As Restated) (see Note 2)
ASSETS
Current assets
Cash and cash equivalents (including $171,978 and $172,962 of restricted cash as of March 31, 2021 and December 31, 2020, respectively)	$5,456,654	$1,086,753
Accounts receivable, net of allowance of $17,707 and $24,084 as of March 31, 2021 and December 31, 2020, respectively (including $68,781 and $152,475 of net accounts receivable from related parties as of March 31, 2021 and December 31, 2020, respectively)	118,875	191,490
Prepaids and other current assets	330,747	190,304
Due from related parties	61,165	62,320
Deferred costs of revenue	99,800	81,246
Total current assets	6,067,241	1,612,113

Property and equipment, net	2,830,513	2,881,090
Real Estate investments:
Real estate held for sale	2,218,273	2,218,273
Real estate held for investment, net	745,869	776,080
Intangible assets, net	3,175	3,364
Goodwill	319,726	319,726
Other investments (including $7,757,960 and $6,829,660 of investments in related parties as of March 31, 2021 and December 31, 2020, respectively)	7,757,960	6,829,660
Operating lease right-of-use assets, net	183,518	85,133
Other non-current assets	64,112	70,447
TOTAL ASSETS	$20,190,387	$14,795,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$766,266	$702,726
Current portion of loans secured by real estate	157,382	158,612
Convertible notes payable, net	971,170	142,473
Due to related parties	1,102,567	1,108,641
Operating lease liabilities, current portion	101,356	86,975
Income tax payable	-	-
Deferred revenue (including $441,600 and $558,600 from related parties as of March 31, 2021 and December 31, 2020, respectively)	1,854,138	1,634,075
Derivative liabilities	1,066,107	1,189,786
Total current liabilities	6,018,986	5,023,288

Long term portion of loans secured by real estate	1,316,277	1,376,996
Operating lease liabilities, net of current portion	86,581	-
Total liabilities	7,421,844	6,400,284

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 62,107,154 and 61,764,562 shares issued and outstanding at March 31, 2021 and December 31, 2020	6,212	6,178
Additional paid in capital	35,816,307	25,135,738
Accumulated other comprehensive loss	(39,383)	(26,863)
Accumulated deficit	(23,220,972)	(16,922,452)
Total Greenpro Capital Corp. stockholders’ equity	12,562,164	8,192,601
Noncontrolling interests in consolidated subsidiaries	206,379	203,001

Total stockholders’ equity	12,768,543	8,395,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,190,387	$14,795,886

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2021	2020
	(As Restated) (see Note 2)
REVENUES:
Service revenue (including $288,471 and $50,843 of service revenue from related parties for the three months ended March 31, 2021 and 2020, respectively)	$559,335	$793,713
Sale of real estate properties	-	-
Rental revenue	30,238	22,828
Total revenues	589,573	816,541

COST OF REVENUS:
Cost of service revenue (including $0 and $1,094 of cost of service to related parties for the three months ended March 31, 2021 and 2020, respectively)	(83,802)	(128,507)
Cost of real estate properties sold	-	-
Cost of rental revenue	(11,815)	(11,634)
Total cost of revenues	(95,617)	(140,141)

GROSS PROFIT	493,956	676,400

OPERATING EXPENSES:
General and administrative (including $5,524 and $1,145 of general and administrative expense to related parties for the three months ended March 31, 2021 and 2020, respectively)	(1,381,254)	(909,907)
Total operating expenses	(1,381,254)	(909,907)

LOSS FROM OPERATIONS	(887,298)	(233,507)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	5,217,399	15,456
Other income	766	8,997
Interest income	1,029	143
Interest expense	(10,627,038)	(33,604)
Total other expense	(5,407,844)	(9,008)

LOSS BEFORE INCOME TAX	(6,295,142)	(242,515)
Income tax expense	-	-
NET LOSS	(6,295,142)	(242,515)
Net income attributable to noncontrolling interest	(3,378)	(700)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS OF GREENPRO CAPITAL CORP.	(6,298,520)	(243,215)
Other comprehensive loss:
- Foreign currency translation loss	(12,520)	(40,920)
COMPREHENSIVE LOSS	$(6,311,040)	$(284,135)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.10)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	61,796,474	54,723,889

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In U.S. dollars, except share data)

(Unaudited)

Three months ended March 31, 2021
	Greenpro Capital Corp. Stockholders
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2020	61,764,562	$6,178	$25,135,738	$(26,863)	$(16,922,452)	$203,001	$8,395,602
Fair value of shares issued for acquisition	342,592	34	924,966	-	-	-	925,000
Foreign currency translation	-	-	-	(12,520)	-	-	(12,520)
Beneficial conversion feature related to convertible notes	-	-	4,010,083	-	-	-	4,010,083
Reclassification of conversion option related to a convertible note	-	-	5,745,520	-	-	-	5,745,520
Net income (loss)	-	-	-	-	(6,298,520)	3,378	(6,295,142)
Balance as of March 31, 2021 (Unaudited) (As Restated) (see Note 2)	62,107,154	$6,212	$35,816,307	$(39,383)	$(23,220,972)	$206,379	$12,768,543

Three months ended March 31, 2020
	Greenpro Capital Corp. Stockholders
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2019	54,723,889	$5,473	$16,417,481	$(95,169)	$(13,160,629)	$186,685	$3,353,841
Derecognition of non-controlling interest due to deconsolidation	-	-	-	-	-	7,446	7,446
Foreign currency translation	-	-	-	(40,920)	-	-	(40,920)
Net income (loss)	-	-	-	-	(243,215)	700	(242,515)
Balance as of March 31, 2020 (Unaudited)	54,723,889	$5,473	$16,417,481	$(136,089)	$(13,403,844)	$194,831	$3,077,852

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2021	2020
	(As Restated) (see Note 2)
Cash flows from operating activities:
Net loss	$(6,295,142)	$(242,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,664	64,669
Amortization of right-of-use assets	67,085	75,549
Amortization of discount on convertible notes	70,796	-
Amortization of debt issuance costs	24,930	-
Interest expense associated with accretion of convertible notes	8,561,440	-
Interest expense associated with conversion of notes	705,596	-
Interest expense due to non-fulfillment of use of proceeds requirements	1,105,256	-
Change in fair value of warrants	19,521	(15,456)
Change in fair value of options associated with convertible notes	(5,236,920)	-
Increase in cash surrender value on life insurance	-	(454)
Provision for bad debts	13,481	(15,064)
Loss on disposal of a subsidiary	-	727
Loss on disposal of property and equipment	-	115
Changes in operating assets and liabilities:
Accounts receivable, net	72,615	63,470
Prepaids and other current assets	(140,326)	(42,574)
Deferred costs of revenue	(18,554)	21,444
Accounts payable and accrued liabilities	63,540	(131,307)
Operating lease liabilities	(64,509)	(74,974)
Income tax payable	-	(6,565)
Deferred revenue	220,063	(270,000)
Net cash used in operating activities	(788,464)	(572,935)

Cash flows from investing activities:
Purchase of property and equipment	(688)	-
Purchase of other investments	(3,300)	-
Net decrease in cash due to deconsolidation of subsidiary	-	(24,887)
Net cash used in investing activities	(3,988)	(24,887)

Cash flows from financing activities:
Principal payments of loans secured by real estate	(39,823)	(35,856)
Advances (to) from related parties	(886)	58,517
Proceeds from convertible promissory notes, net	5,210,000	-
Net cash provided by financing activities	5,169,291	22,661

Effect of exchange rate changes in cash and cash equivalents	(6,938)	(2,364)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,369,901	(577,525)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,086,753	1,256,739

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$5,456,654	$679,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$9,721
Cash paid for interest	$19,326	$33,604

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for other investments	$925,000	$-
Beneficial conversion feature associated with convertible notes payable	$4,010,083	$-
Reclassification of conversion option associated with convertible notes payable to additional paid in capital	$5,745,520	$-
Noncash assets derecognized on deconsolidation of subsidiary	$-	$142,130
Noncash liabilities derecognized on deconsolidation of subsidiary	$-	$173,680
Right-of-use assets and operating lease liabilities removed for terminated operating leases	$-	$158,870

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2021, the Company incurred a net loss of $6,295,142 and used cash in operations of $788,464. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Concentrations of risks

For the three months ended March 31, 2021, one customer accounted for 35% of revenues. For the three months ended March 31, 2020, one customer accounted for 42% of revenues. For the three months ended March 31, 2021, one customer accounted for 56% of accounts receivable at period-end. For the three months ended March 31, 2020, one customer accounted for 10% of accounts receivable at period-end.

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) in accounting for the sale of real estate properties. The Company records the sale based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset to the buyer. During the three months ended March 31, 2021 and 2020, the Company recorded no sales revenue from the real estate property held for sale.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by service lines:	(As Restated)
Corporate advisory – Non-listing services	$359,335	$451,713
Corporate advisory – Listing services	200,000	342,000
Rental of real estate properties	30,238	22,828
Total revenue	$589,573	$816,541

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by geographic area:	(As Restated)
Hong Kong	$378,163	$662,493
Malaysia	135,901	123,942
China	75,509	30,106
Total revenue	$589,573	$816,541

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

Deferred revenue and deferred costs of revenue at March 31, 2021 and December 31, 2020 are classified as current assets or current liabilities and totaled:

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)
Deferred revenue	$1,854,138	$1,634,075
Deferred costs of revenue	$99,800	$81,246

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2021

The financial statements for the three months ended March 31, 2021 have been restated. On March 25, 2022, our management determined the following:

●	that the Company erroneously recorded the sale of one unit of real estate property in Hong Kong.

The effects on the previously issued financial statements are as follows:

(A)	In February 2021, the Company erroneously recorded the sale of one unit of real estate property to a buyer. As a result, both the sales revenue and the cost of real estate property sold were overstated, and the real estate held for sale was understated accordingly. The Company has restated its condensed consolidated financial statements as of and for the three months ended March 31, 2021, to reverse the transaction of the sale of real estate property. The cumulative effect of the correction of the error was to decrease sales revenue of real estate property by $383,445, cost of real estate property sold by $253,276, interest income by $1,433, other comprehensive loss by $6,007, prepaids and other current assets by $49,704, other non-current assets by $276,135 and noncontrolling interest by $52,641, and to increase real estate held for sale by $246,087 and accrued liabilities by $45,843.

The following table presents the effect of the restatements on the Company’s previously issued condensed consolidated balance sheet:

	As of March 31, 2021 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Prepaids and other current assets	$380,451	$(49,704)	A	$330,747
Other non-current assets	340,247	(276,135)	A	64,112
Real estate held for sale	1,972,186	246,087	A	2,218,273
Accounts payable and accrued liabilities	720,423	45,843	A	766,266
Accumulated other comprehensive loss	(45,390)	6,007	A	(39,383)
Accumulated deficit	(23,142,011)	(78,961)	A	(23,220,972)
Noncontrolling interest in consolidated subsidiary	259,020	(52,641)	A	206,379

The following table presents the effect of the restatements on the Company’s previously issued condensed consolidated statements of operations and comprehensive loss:

	For the three months ended March 31, 2021 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Sale of real estate properties	$383,445	$(383,445)	A	$-
Cost of real estate properties sold	(253,276)	253,276	A	-
Interest income	2,462	(1,433)	A	1,029
Net loss	(6,163,540)	(131,602)	A	(6,295,142)
Net income attributable to noncontrolling interest	(56,019)	52,641	A	(3,378)
Net loss attributed to common stockholders	(6,219,559)	(78,961)	A	(6,298,520)
Foreign currency translation loss	(18,527)	6,007	A	(12,520)
Comprehensive loss	(6,238,086)	(72,954)	A	(6,311,040)

Net loss per share, basic and diluted	$(0.10)	$-		$(0.10)

The following table presents the effect of the restatements on the Company’s previously issued condensed consolidated statement of cash flows:

	For the three months ended March 31, 2021 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Cash flows from operating activities:
Net loss	$(6,163,540)	$(131,602)	A	$(6,295,142)
Gain on sale of real estate held for sale	(130,168)	130,168	A	-
Changes in operating assets and liabilities:
Prepaids and other current assets	(127,758)	(12,568)	A	(140,326)
Accounts payable and accrued liabilities	17,697	45,843	A	63,540

Cash flows from investing activities:
Proceeds from real estate held for sale	43,328	(43,328)	A	-

Effect of exchange rate changes in cash and cash equivalents	(18,425)	11,487	A	(6,938)

The information herein amends and supersedes the information contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2021. The affected financial statements and related financial information contained in our previously filed reports for those periods should no longer be relied upon and should be read only in conjunction with the Unaudited financial information set forth herein.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the three months ended March 31, 2021 (Unaudited) (As Restated)
	Real estate business	Service business	Corporate	Total

Revenues	$30,238	$559,335	$-	$589,573
Cost of revenues	11,815	83,802	-	95,617
Depreciation and amortization	40,020	249	2,395	42,664
Net income (loss)	8,445	(326,641)	(5,976,946)	(6,295,142)

Total assets	2,461,040	5,747,198	11,982,149	20,190,387
Capital expenditures for long-lived assets	$-	$688	$-	$688

	For the three months ended March 31, 2020 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$22,828	$793,713	$-	$816,541
Cost of revenues	11,634	128,507	-	140,141
Depreciation and amortization	8,002	54,120	2,547	64,669
Net income (loss)	1,750	(162,537)	(81,728)	(242,515)

Total assets	2,449,384	5,141,557	160,361	7,751,302
Capital expenditures for long-lived assets	$-	$-	$-	$-

(b) By Geography*

	For the three months ended March 31, 2021 (Unaudited) (As Restated)
	Hong Kong	Malaysia	China	Total

Revenues	$378,163	$135,901	$75,509	$589,573
Cost of revenues	30,390	57,816	7,411	95,617
Depreciation and amortization	2,576	8,390	31,698	42,664
Net income (loss)	(6,233,251)	76,036	(137,927)	(6,295,142)

Total assets	15,983,599	963,633	3,243,155	20,190,387
Capital expenditures for long-lived assets	$-	$688	$-	$688

	For the three months ended March 31, 2020 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$662,493	$123,942	$30,106	$816,541
Cost of revenues	97,828	39,172	3,141	140,141
Depreciation and amortization	26,332	8,632	29,705	64,669
Net income (loss)	(79,196)	(7,124)	(156,195)	(242,515)

Total assets	3,770,585	967,132	3,013,585	7,751,302
Capital expenditures for long-lived assets	$-	$-	$-	$-

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

Comparison of the three months ended March 31, 2021 and 2020

Total Revenues

Total revenue was $589,573 and $816,541 for the three months ended March 31, 2021 and 2020, respectively. The decreased amount of $226,968 was primarily due to a decrease in the revenue of business services. We expect revenue from our business services segment to steadily increase as we continue to grow our business and expand into new territories.

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

Real Estate Business

Sale of real estate properties

There was no revenue generated from the sale of real estate property for the three months ended March 31, 2021 and 2020, respectively.

Rental Revenue

Revenue from rentals was $30,238 and $22,828 for the three months ended March 31, 2021 and 2020, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total Operating Costs and Expenses

Total operating costs and expenses were $1,476,871 and $1,050,048 for the three months ended March 31, 2021 and 2020, respectively. They consist of cost of service revenue, cost of rental revenue, and general and administrative expenses.

The losses from operations for the Company for the three months ended March 31, 2021 and 2020 was $887,298 and $233,507, respectively. The increase in a loss from operations was mainly due to an increase in general and administrative expenses of $471,347.

Cost of service revenue

Cost of revenue on provision of services was $83,802 and $128,507 for the three months ended March 31, 2021 and 2020, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of real estate properties sold

There was no revenue generated from the sale of real estate property for the three months ended March 31, 2021 and 2020, respectively, hence no cost of real estate properties sold was recorded accordingly.

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

Other income (expense)

Net other expenses were ($5,407,844) and ($9,008) for the three months ended March 31, 2021 and 2020, respectively. Gain on change in fair value of derivative liabilities was $5,217,399, which was composed of a fair value gain associated with convertible notes of $5,236,920 and a fair value loss associated with warrants of $19,521 for the three months ended March 31, 2021, while gain on change in fair value of derivative liabilities associated with warrants was $15,456 for the three months ended March 31, 2020. Interest expense was $10,627,038, which mainly consisted of interest expense associated convertible notes of $10,607,711 for the three months ended March 31, 2021, while interest expense was $33,604 for the three months ended March 31, 2020.

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

Net loss

Net loss was $6,295,142 and $242,515 for the three months ended March 31, 2021 and 2020, respectively. The increase in net loss was mainly due to an increase of G&A expenses and interest expenses associated with the aforementioned convertible promissory notes in 2021.

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

At March 31, 2021, the noncontrolling interest is related to the Company’s 60% ownership of Forward Win International Limited.

For the three months ended March 31, 2021 and 2020, we recorded net income attributable to a noncontrolling interest of $3,378 and $700, respectively.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2021, the Company incurred a net loss of $6,295,142 and used cash in operations of $788,464. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $788,464 for the three months ended March 31, 2021 as compared to net cash used in operating activities of $572,935 for the three months ended March 31, 2020. The cash used in operating activities in 2021 was mainly from the net loss for the period of $6,259,142, a change in fair value of options associated with convertible notes of $5,236,920 and offset by amortization and interest expenses associated with convertible notes of $10,468,018. For the three months ended March 31, 2021, non-cash adjustments totaled $5,373,849, which was mostly composed of non-cash expenses of interest expense associated with accretion of convertible notes of $8,561,440, interest expense associated with conversion of notes of $705,596, interest expense due to non-fulfillment of use of proceeds requirements of $1,105,256 and amortization of discount on convertible notes and debt issuance costs of $95,726 and offset by non-cash income of change in fair value of options associated with convertible notes of $5,236,920.

Investing activities

Net cash used in investing activities was $3,988 and $24,887 for the three months ended March 31, 2021 and 2020, respectively.

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

Greenpro Capital Corp.

Date: April 29, 2022	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2022	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

