Form 10-Q/A
period 2021-06-30
Greenpro Capital Corp.
filed 2022-05-09
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2021 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2021 to correct an erroneously recorded sale of one unit of real estate property in Hong Kong. More particularly, we have restated our condensed consolidated financial statements as of and for the three and six months ended June 30, 2021, to reverse the transaction of the sale of real estate property. The cumulative effect of the correction of the error was to decrease sales revenue of real estate property by $383,445, cost of real estate property sold by $253,276, interest income by $2,846, general and administrative expenses by $23, other comprehensive loss by $3,632, prepaids and other current assets by $60,752, other non-current assets by $260,337 and noncontrolling interest by $53,197, and to increase real estate held for sale by $244,106 and accrued liabilities by $52,377.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on August 10, 2021 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after August 10, 2021) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(In U.S. dollars, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited) (As Restated) (see Note 2)
ASSETS
Current assets
Cash and cash equivalents (including $174,676 and $172,962 of restricted cash as of June 30, 2021 and December 31, 2020, respectively)	$6,739,280	$1,086,753
Accounts receivable, net of allowance of $11,201 and $24,084 as of June 30, 2021 and December 31, 2020, respectively (including $41 and $152,475 of net accounts receivable from related parties as of June 30, 2021 and December 31, 2020, respectively)	87,914	191,490
Prepaids and other current assets	202,896	190,304
Due from related parties	61,261	62,320
Deferred costs of revenue (including $11,640 and $0 from related parties as of June 30, 2021 and December 31, 2020, respectively)	97,978	81,246
Total current assets	7,189,329	1,612,113

Property and equipment, net	2,878,714	2,881,090
Real Estate investments:
Real estate held for sale	2,218,273	2,218,273
Real estate held for investment, net	736,062	776,080
Intangible assets, net	2,997	3,364
Goodwill	319,726	319,726
Other investments (including $11,718,110 and $6,829,660 of investments in related parties as of June 30, 2021 and December 31, 2020, respectively)	11,718,110	6,829,660
Operating lease right-of-use assets, net	142,305	85,133
Other non-current assets	57,973	70,447
TOTAL ASSETS	$25,263,489	$14,795,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$912,045	$702,726
Current portion of loans secured by real estate	159,831	158,612
Convertible notes payable, net	1,750,712	142,473
Due to related parties	1,083,704	1,108,641
Operating lease liabilities, current portion	88,217	86,975
Deferred revenue (including $313,000 and $558,600 from related parties as of June 30, 2021 and December 31, 2020, respectively)	1,780,213	1,634,075
Derivative liabilities	40,242	1,189,786
Total current liabilities	5,814,964	5,023,288

Long term portion of loans secured by real estate	1,287,774	1,376,996
Operating lease liabilities, net of current portion	64,282	-
Total liabilities	7,167,020	6,400,284

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 65,871,892 and 61,764,562 shares issued and outstanding at June 30, 2021 and December 31, 2020	6,588	6,178
Additional paid in capital	41,916,290	25,135,738
Accumulated other comprehensive loss	(45,559)	(26,863)
Accumulated deficit	(23,991,826)	(16,922,452)
Total Greenpro Capital Corp. stockholders’ equity	17,885,493	8,192,601
Noncontrolling interests in consolidated subsidiaries	210,976	203,001

Total stockholders’ equity	18,096,469	8,395,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,263,489	$14,795,886

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended June 30		Six months ended June 30,
	2021	2020	2021	2020
	(As Restated) (see Note 2)		(As Restated) (see Note 2)
REVENUES:
Service revenue (including $376,518 and $57,128 of service revenue from related parties for the three months ended June 30, 2021 and 2020, respectively, and $664,989 and $107,971 of service revenue from related parties for the six months ended June 30, 2021 and 2020, respectively)	$757,364	$368,460	$1,316,699	$1,162,173
Sale of real estate properties	-	-	-	-
Rental revenue	34,661	32,680	64,899	55,508
Total revenue	792,025	401,140	1,381,598	1,217,681

COST OF REVENUES:
Cost of service revenue (including $0 and $1,096 of cost of service to related parties for the three months ended June 30, 2021 and 2020, respectively, and $0 and $2,190 of cost of service to related parties for the six months ended June 30, 2021 and 2020, respectively)	(87,768)	(71,937)	(171,570)	(200,444)
Cost of real estate properties sold	-	-	-	-
Cost of rental revenue	(13,491)	(14,607)	(25,306)	(26,241)
Total cost of revenues	(101,259)	(86,544)	(196,876)	(226,685)

GROSS PROFIT	690,766	314,596	1,184,722	990,996

OPERATING EXPENSES:
General and administrative (including $1,449 and $1,901 of general and administrative expense to related parties for the three months ended June 30, 2021 and 2020, respectively, and $6,973 and $3,046 of general and administrative expense to related parties for the six months ended June 30, 2021 and 2020, respectively)	(1,179,832)	(853,285)	(2,561,086)	(1,763,192)
Total operating expenses	(1,179,832)	(853,285)	(2,561,086)	(1,763,192)

LOSS FROM OPERATIONS	(489,066)	(538,689)	(1,376,364)	(772,196)

OTHER INCOME (EXPENSES)
Other income	3,356	59,654	4,122	68,651
Interest income	869	176	1,898	319
Interest expense	(1,560,226)	(28,947)	(12,187,264)	(62,551)
Change in fair value of derivative liabilities associated with warrants	59,265	(55,409)	39,744	(39,953)
Change in fair value of options associated with convertible notes	(143,200)	-	5,093,720	-
Gain on extinguishment of convertible notes	1,611,379	-	1,611,379	-
Reversal of write-off notes receivable	3,000,000	-	3,000,000	-
Impairment of other investments (including $3,246,000 and $0 of related party investments for the three and six months ended June 30, 2021 and 2020, respectively)	(3,246,000)	-	(3,246,000)	-
Total other expenses	(274,557)	(24,526)	(5,682,401)	(33,534)

LOSS BEFORE INCOME TAX	(763,623)	(563,215)	(7,058,765)	(805,730)
Income tax expense	(2,634)	-	(2,634)	-
NET LOSS	(766,257)	(563,215)	(7,061,399)	(805,730)
Net income attributable to noncontrolling interest	(4,597)	(3,562)	(7,975)	(4,262)

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(770,854)	(566,777)	(7,069,374)	(809,992)
Other comprehensive (loss) income:
- Foreign currency translation (loss) income	(6,176)	4,936	(18,696)	(35,984)
COMPREHENSIVE LOSS	$(777,030)	$(561,841)	$(7,088,070)	$(845,976)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.11)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	65,516,503	55,505,329	62,741,231	54,918,182

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In U.S. dollars, except share data)

(Unaudited)

Three months ended June 30, 2021 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of March 31, 2021 (Unaudited) (As Restated) (see Note 2)	62,107,154	$6,212	$35,816,307	$(39,383)	$(23,220,972)	$206,379	$12,768,543
Fair value of shares issued for other investment	3,000,000	300	7,205,700	-	-	-	7,206,000
Fair value of shares issued for subscription fee	60,000	6	144,114	-	-	-	144,120
Fair value of shares issued from conversion of promissory note	704,738	70	1,641,969	-	-	-	1,642,039
Value of beneficial conversion feature resulting from debt extinguishment	-	-	(2,891,800)	-	-	-	(2,891,800)
Foreign currency translation	-	-	-	(6,176)	-	-	(6,176)
Net (loss) income	-	-	-	-	(770,854)	4,597	(766,257)
Balance as of June 30, 2021 (Unaudited) (As Restated) (see Note 2)	65,871,892	$6,588	$41,916,290	$(45,559)	$(23,991,826)	$210,976	$18,096,469

Six months ended June 30, 2021 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2020	61,764,562	$6,178	$25,135,738	$(26,863)	$(16,922,452)	$203,001	$8,395,602
Fair value of shares issued for other investments	3,342,592	334	8,130,666	-	-	-	8,131,000
Fair value of shares issued for subscription fee	60,000	6	144,114	-	-	-	144,120
Fair value of shares issued from conversion of promissory note	704,738	70	1,641,969	-	-	-	1,642,039
Beneficial conversion feature related to convertible notes	-	-	4,010,083	-	-	-	4,010,083
Reclassification of conversion option related to a convertible note	-	-	5,745,520	-	-	-	5,745,520
Value of beneficial conversion feature resulting from debt extinguishment	-	-	(2,891,800)	-	-	-	(2,891,800)
Foreign currency translation	-	-	-	(18,696)	-	-	(18,696)
Net (loss) income	-	-	-	-	(7,069,374)	7,975	(7,061,399)
Balance as of June 30, 2021 (Unaudited) (As Restated) (see Note 2)	65,871,892	$6,588	$41,916,290	$(45,559)	$(23,991,826)	$210,976	$18,096,469

Three months ended June 30, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of March 31, 2020 (Unaudited)	54,723,889	$5,473	$16,417,481	$(136,089)	$(13,403,844)	$194,831	$3,077,852
Fair value of shares issued for other investment	4,444,444	444	3,999,556	-	-	-	4,000,000
Changes in ownership interests in subsidiaries	-	-	109,353	-	-	(109,353)	-
Foreign currency translation	-	-	-	4,936	-	-	4,936
Net (loss) income	-	-	-	-	(566,777)	3,562	(563,215)
Balance as of June 30, 2020 (Unaudited)	59,168,333	$5,917	$20,526,390	$(131,153)	$(13,970,621)	$89,040	$6,519,573

Six months ended June 30, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2019	54,723,889	$5,473	$16,417,481	$(95,169)	$(13,160,629)	$186,685	$3,353,841
Fair value of shares issued for other investment	4,444,444	444	3,999,556	-	-	-	4,000,000
Derecognition of non-controlling interest due to deconsolidation	-	-	-	-	-	7,446	7,446
Changes in ownership interests in subsidiaries	-	-	109,353	-	-	(109,353)	-
Foreign currency translation	-	-	-	(35,984)	-	-	(35,984)
Net (loss) income	-	-	-	-	(809,992)	4,262	(805,730)
Balance as of June 30, 2020 (Unaudited)	59,168,333	$5,917	$20,526,390	$(131,153)	$(13,970,621)	$89,040	$6,519,573

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In U.S. dollars)

(Unaudited)

	Six months ended June 30,
	2021	2020
	(As Restated) (see Note 2)
Cash flows from operating activities:
Net loss	$(7,061,399)	$(805,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,669	128,758
Amortization of right-of-use assets	108,490	137,324
Amortization of discount on convertible notes	160,077	-
Amortization of debt issuance costs	56,959	-
Interest expense associated with accretion of convertible notes	8,561,440	-
Interest expense associated with conversion of notes	1,700,909	-
Interest expense due to non-fulfillment of use of proceeds requirements	1,105,256	-
Provision for bad debts	13,743	(28,911)
Fair value of shares issued for subscription fee	144,120	-
Reversal of write-off notes receivable	(3,000,000)	-
Impairment of other investment-related party	3,246,000	-
Gain on sale of real estate held of sale	-	-
Loss on disposal of property and equipment	-	114
Loss on disposal of a subsidiary	-	125
Increase in cash surrender value on life insurance	-	(923)
Loss on deconsolidation of controlled subsidiaries	-	727
Change in fair value of derivative liabilities associated with warrants	(39,744)	39,953
Change in fair value of options associated with convertible notes	(5,093,720)	-
Gain on extinguishment of convertible notes	(1,611,379)	-
Changes in operating assets and liabilities:
Accounts receivable, net	103,576	152,716
Prepaids and other current assets	(12,266)	(11,703)
Deferred costs of revenue	(16,732)	21,424
Accounts payable and accrued liabilities	209,319	(84,486)
Operating lease liabilities	(100,138)	(137,485)
Income tax payable	-	(13,601)
Deferred revenue	146,138	(270,000)
Net cash used in operating activities	(1,294,682)	(871,698)

Cash flows from investing activities:
Purchase of property and equipment	(35,133)	(2,042)
Purchase of other investments	(3,450)	-
Proceeds from real estate held for sale	-	-
Proceeds from sale of property and equipment	-	93
Net decrease in cash due to deconsolidation of subsidiaries	-	(25,015)
Net cash used in investing activities	(38,583)	(26,964)

Cash flows from financing activities:
Principal payments of loans secured by real estate	(80,705)	(71,921)
Advances (to) from related parties	(26,304)	218,825
Proceeds from convertible promissory notes, net	5,210,000	-
Collection of notes receivable	3,000,000	-
Convertible note redemptions paid in cash	(1,120,000)	-
Net cash provided by financing activities	6,982,991	146,904

Effect of exchange rate changes in cash and cash equivalents	2,801	54,484
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	5,652,527	(697,274)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,086,753	1,256,739

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$6,739,280	$559,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$3,645	$16,769
Cash paid for interest	$331,691	$62,551

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Noncash assets derecognized on deconsolidation of controlled subsidiaries	$-	$142,130
Noncash liabilities derecognized on deconsolidation of controlled subsidiaries	$-	$173,680
Fair value of shares issued for other investments	$8,131,000	$4,000,000
Fair value of shares issued from conversion of promissory note	$1,642,039	$-
Beneficial conversion feature associated with convertible notes payable	$4,010,083	$-
Reclassification of conversion option associated with convertible notes payable to additional paid in capital	$5,745,520	$-
Derecognition of beneficial conversion feature value from additional paid in capital resulting from debt extinguishment	$2,891,800	$-
Right-of-use assets and operating lease liabilities removed for terminated operating leases	$-	$158,870

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2021, the Company incurred a net loss of $7,061,399 and used cash in operations of $1,294,682. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Concentrations of risks

For the three months ended June 30, 2021, two customers accounted for 40% (23% and 17%) of revenues. For the six months ended June 30, 2021, two customers accounted for 38% (24%, and 14%) of revenues. For the three months ended June 30, 2020, no customer accounted for 10% or more of revenues. For the six months ended June 30, 2020, one customer accounted for 28% of revenues. For the period ended June 30, 2021, three customers accounted for 48% (28%, 10% and 10%) of accounts receivable. For the period ended June 30, 2020, two customers accounted for 22% (12% and 10%) of accounts receivable.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non-listing services	$457,364	$355,075
Corporate advisory – Listing services	300,000	13,385
Rental of real estate properties	34,661	32,680
Total revenue	$792,025	$401,140

	Three Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$578,879	$248,980
Malaysia	146,940	107,312
China	66,206	44,848
Total revenue	$792,025	$401,140

	Six Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by service lines:	(As Restated)
Corporate advisory – Non-listing services	$816,699	$806,788
Corporate advisory – Listing services	500,000	355,385
Rental of real estate properties	64,899	55,508
Total revenue	$1,381,598	$1,217,681

	Six Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by geographic area:	(As Restated)
Hong Kong	$957,042	$911,473
Malaysia	282,841	231,254
China	141,715	74,954
Total revenue	$1,381,598	$1,217,681

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

The financial statements for the three and six months ended June 30, 2021 have been restated. On March 25, 2022, our management determined the following:

●	that the Company erroneously recorded the sale of one unit of real estate property in Hong Kong.

The effects on the previously issued financial statements are as follows:

(A)	In February 2021, the Company erroneously recorded the sale of one unit of real estate property to a buyer. As a result, both the sales revenue and the cost of real estate property sold were overstated, and the real estate held for sale was understated accordingly. The Company has restated its condensed consolidated financial statements as of and for the six months ended June 30, 2021, to reverse the transaction of the sale of real estate property. The cumulative effect of the correction of the error was to decrease sales revenue of real estate property by $383,445, cost of real estate property sold by $253,276, interest income by $2,846, general and administrative expenses by $23, other comprehensive loss by $3,632, prepaids and other current assets by $60,752, other non-current assets by $260,337 and noncontrolling interest by $53,197, and to increase real estate held for sale by $244,106 and accrued liabilities by $52,377.

(B)	In April 2021, the Company erroneously recorded the interest income due to the erroneously recorded transaction in February 2021 (see (A)). As a result, both the interest income and the net income attributable to noncontrolling interest were overstated accordingly. The Company has restated its condensed consolidated financial statements as of and for the three months ended June 30, 2021, to reverse the interest income and the net income attributable to noncontrolling interest. The cumulative effect of the correction of the error was to decrease interest income by $1,413, general and administrative expenses by $23 and net income attributable to noncontrolling interest by $556, and to increase other comprehensive loss by $2,375.

The following table presents the effect of the restatements on the Company’s previously issued condensed consolidated balance sheet:

	As of June 30, 2021 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Prepaids and other current assets	$263,648	$(60,752)	A	$202,896
Other non-current assets	318,310	(260,337)	A	57,973
Real estate held for sale	1,974,167	244,106	A	2,218,273
Accounts payable and accrued liabilities	859,668	52,377	A	912,045
Accumulated other comprehensive loss	(49,191)	3,632	A	(45,559)
Accumulated deficit	(23,912,031)	(79,795)	A	(23,991,826)
Noncontrolling interest in consolidated subsidiary	264,173	(53,197)	A	210,976

The following table presents the effect of the restatements on the Company’s previously issued condensed consolidated statements of operations and comprehensive loss:

	For the three months ended June 30, 2021 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Interest income	$2,282	(1,413)	B	$869
General and administrative expenses	(1,179,855)	23	B	(1,179,832)
Net loss	(764,867)	(1,390)	B	(766,257)
Net income attributable to noncontrolling interest	(5,153)	556	B	(4,597)
Net loss attributed to common stockholders	(770,020)	(834)	B	(770,854)
Foreign currency translation loss	(3,801)	(2,375)	B	(6,176)
Comprehensive loss	(773,821)	(3,209)	B	(777,030)

Net loss per share, basic and diluted	$(0.01)	$-		$(0.01)

	For the six months ended June 30, 2021 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Sale of real estate properties	$383,445	$(383,445)	A	$-
Cost of real estate properties sold	(253,276)	253,276	A	-
Interest income	4,744	(2,846)	A	1,898
General and administrative expenses	(2,561,109)	23	A	(2,561,086)
Net loss	(6,928,407)	(132,992)	A	(7,061,399)
Net income attributable to noncontrolling interest	(61,172)	53,197	A	(7,975)
Net loss attributed to common stockholders	(6,989,579)	(79,795)	A	(7,069,374)
Foreign currency translation loss	(22,328)	3,632	A	(18,696)
Comprehensive loss	(7,011,907)	(76,163)	A	(7,088,070)

Net loss per share, basic and diluted	$(0.11)	$-		$(0.11)

The following table presents the effect of the restatements on the Company’s previously issued condensed consolidated statement of cash flows:

	For the six months ended June 30, 2021 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Cash flows from operating activities:
Net loss	$(6,928,407)	$(132,992)	A	$(7,061,399)
Gain on sale of real estate held for sale	(130,169)	130,169	A	-
Changes in operating assets and liabilities:
Prepaids and other current assets	315	(12,581)	A	(12,266)
Accounts payable and accrued liabilities	156,942	52,377	A	209,319

Cash flows from investing activities:
Proceeds from real estate held for sale	48,448	(48,448)	A	-

Effect of exchange rate changes in cash and cash equivalents	(8,674)	11,475	A	2,801

The information herein amends and supersedes the information contained in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021. The affected financial statements and related financial information contained in our previously filed reports for those periods should no longer be relied upon and should be read only in conjunction with the Unaudited financial information set forth herein.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the six months ended June 30, 2021 (Unaudited) (As Restated)
	Real estate business	Service business	Corporate	Total

Revenues	$64,899	$1,316,699	$-	$1,381,598
Cost of revenues	25,306	171,570	-	196,876
Depreciation and amortization	78,352	1,556	4,761	84,669
Net income (loss)	19,938	(3,842,690)	(3,238,647)	(7,061,399)

Total assets	2,363,316	14,953,540	7,946,633	25,263,489
Capital expenditures for long-lived assets	$-	$7,241,133	$928,450	$8,169,583

	For the six months ended June 30, 2020 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$55,508	$1,162,173	$-	$1,217,681
Cost of revenues	26,241	200,444	-	226,685
Depreciation and amortization	75,148	48,515	5,095	128,758
Net income (loss)	10,497	(508,569)	(307,658)	(805,730)

Total assets	2,466,329	4,936,420	4,123,285	11,526,034
Capital expenditures for long-lived assets	$-	$2,042	$4,000,000	$4,002,042

(b) By Geography*

	For the six months ended June 30, 2021 (Unaudited) (As Restated)
	Hong Kong	Malaysia	China	Total

Revenues	$957,042	$282,841	$141,715	$1,381,598
Cost of revenues	83,452	98,958	14,466	196,876
Depreciation and amortization	6,149	16,819	61,701	84,669
Net income (loss)	(6,937,224)	154,917	(279,092)	(7,061,399)

Total assets	19,943,054	1,168,435	4,152,000	25,263,489
Capital expenditures for long-lived assets	$8,169,225	$2,079	$2,279	$8,169,583

	For the six months ended June 30, 2020 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$911,473	$231,254	$74,954	$1,217,681
Cost of revenues	131,956	93,736	993	226,685
Depreciation and amortization	52,665	17,079	59,014	128,758
Net loss	(474,989)	(75,760)	(254,981)	(805,730)

Total assets	7,679,172	910,594	2,936,268	11,526,034
Capital expenditures for long-lived assets	$4,000,000	$2,042	$-	$4,002,042

*	Revenues and costs are attributed to countries based on the location where the entities operate.

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

Total operating costs and expenses

Total operating costs and expenses were $1,281,091 and $939,829 for the three months ended June 30, 2021 and 2020, respectively. They consist of cost of service revenue, cost of rental revenue, and general and administrative expenses.

Loss from operations for the three months ended June 30, 2021 and 2020 was $489,066 and $538,689, respectively. A decrease in loss from operations was mainly due to an increase in service revenue.

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

General and administrative expenses

General and administrative (“G&A”) expenses were $1,179,832 and $853,285 for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021, G&A expenses consisted primarily of directors’ compensation of $164,583, salary and wages of $360,829, advertising and promotion expenses of $105,771, other professional fees of $70,075, rental expenses of $49,924 and subscription fees of $144,746. We expect our G&A expenses to continue to increase as we integrate our business acquisitions, expand our existing business and develop new markets in other regions.

Other income or expenses

Net other expenses were $274,557 and $24,526 for the three months ended June 30, 2021 and 2020, respectively. Loss on change in fair value of derivative liabilities was $83,935, which mainly composed of fair value loss of options associated with convertible notes of $143,200 and offset by a fair value gain associated with warrants of $59,265 for the three months ended June 30, 2021, while a loss on change in fair value of derivative liabilities associated with warrants was $55,409 for the three months ended June 30, 2020. Interest expense was $1,560,226, which mainly consisted of interest expense associated with convertible notes of $1,540,977 for the three months ended June 30, 2021, while interest expense was $28,947 for the three months ended June 30, 2020. Gain on extinguishment of convertible notes of $1,611,379, reversal of write-off notes receivable of $3,000,000, and offset by impairment of other investments of $3,246,000 were recorded for the three months ended June 30, 2021.

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

Net loss

Net loss was $766,257 and $563,215 for the three months ended June 30, 2021 and 2020, respectively. An increase in net loss was mainly due to an increase of G&A expenses, interest expenses associated with the aforementioned convertible promissory notes and an impairment loss of other investments.

Net income or loss attributable to noncontrolling interest

The Company records net income or loss attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

For the three months ended June 30, 2021 and 2020, the Company recorded net income attributable to a noncontrolling interest of $4,597 and $3,562, respectively.

Comparison of the six months ended June 30, 2021 and 2020

Total revenue

Total revenue was $1,381,598 and $1,217,681 for the six months ended June 30, 2021 and 2020, respectively. The increase of $163,917 was due to an increase of revenue in business services. We expect revenue from our business services segment to steadily improve as we are expanding our businesses into new territories.

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

Real estate business

Sale of real estate properties

There was no revenue generated from the sale of real estate property for the six months ended June 30, 2021 and 2020, respectively.

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

Total operating costs and expenses

Total operating costs and expenses were $2,757,962 and $1,989,877 for the six months ended June 30, 2021 and 2020, respectively. They consist of cost of service revenue, cost of real estate properties sold, cost of rental revenue and G&A expenses. The Company incurred $2,561,086 of G&A expenses for the six months ended June 30, 2021 compared with $1,763,192 of G&A expenses for the six months ended June 30, 2020.

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

Cost of real estate properties sold

There was no revenue generated from the sale of real estate property for the six months ended June 30, 2021 and 2020, respectively, hence no cost of real estate properties sold was recorded accordingly.

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

General and administrative expenses

G&A expenses were $2,561,086 and $1,763,192 for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, G&A expenses consisted primarily of directors’ compensation of $329,217, salary and wages of $722,042, advertising and promotion expenses of $248,205, other professional fees of $182,102, commission expenses of $260,494, rental expenses of $127,568 and subscription fees of $149,086. We expect our G&A expenses to continue to increase as we expect to integrate our business acquisitions, deepen our existing businesses and develop new markets in other regions.

Other income or expenses

Net other expenses were $5,682,401 and $33,534 for the six months ended June 30, 2021 and 2020, respectively. Gain on change in fair value of derivative liabilities was $5,133,464, which was composed of a fair value gain of options associated with convertible notes of $5,093,720 and a fair value gain associated with warrants of $39,744 for the six months ended June 30, 2021, as compared to a loss on change in fair value of derivative liabilities associated with warrants of $39,953 for the six months ended June 30, 2020. Interest expense was $12,187,264, which mainly consisted of interest expense associated convertible notes of $12,148,688 for the six months ended March 31, 2021, while interest expense was $62,551 for the six months ended June 30, 2020. Gain on extinguishment of convertible notes of $1,611,379, reversal of write-off notes receivable of $3,000,000, and offset by impairment of other investments of $3,246,000 were recorded for the six months ended June 30, 2021.

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

Net Loss

Net loss was $7,061,399 and $805,730 for the six months ended June 30, 2021 and 2020, respectively. An increase in net loss was mainly due to an increase of G&A expenses, interest expenses associated with the aforementioned convertible promissory notes and an impairment loss of other investments.

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

At June 30, 2021, the noncontrolling interest is related to the Company’s 60% ownership of Forward Win International Limited.

For the six months ended June 30, 2021 and 2020, we recorded net income attributable to a noncontrolling interest of $7,975 and $4,262, respectively.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2021, the Company incurred a net loss of $7,061,399 and used cash in operations of $1,294,682. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $1,294,682 and $871,698 for the six months ended June 30, 2021 and 2020, respectively. The cash used in operating activities in 2021 was mainly due to net loss for the period of $7,061,399, reversal of write-off notes receivable of $3,000,000, a fair value gain of options associated with convertible notes of $5,093,720, gain of extinguishment of convertible notes of $1,611,379 and offset by amortization and interest expenses associated with convertible notes of $11,584,641 and impairment of other investments of $3,246,000. For the six months ended June 30, 2021, non-cash adjustments totaled $5,436,820, which was mostly composed of non-cash expenses of interest expense associated with accretion of convertible notes of $8,561,440, interest expense associated with conversion of notes of $1,700,909, interest expense due to non-fulfillment of use of proceeds requirements of $1,105,256 and amortization of discount on convertible notes, debt issuance costs of $217,036 and impairment of other investments of $3,246,000, and offset by non-cash income of reversal of write-off notes receivable of $3,000,000, change in fair value of options associated with convertible notes of $5,093,720 and gain on extinguishment of convertible notes of $1,611,379.

Investing activities

Net cash used in investing activities was $38,583 and $26,964 for the six months ended June 30, 2021 and 2020, respectively.

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

Greenpro Capital Corp.

Date: May 9, 2022	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

