Form 10-Q/A
period 2021-09-30
Greenpro Capital Corp.
filed 2022-05-09
CIK 1597846

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2021 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2021 to correct an erroneously recorded sale of one unit of real estate property in Hong Kong. More particularly, we have restated our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021, to reverse the transaction of the sale of real estate property. The cumulative effect of the correction of the error was to decrease sales revenue of real estate property by $383,445, cost of real estate property sold by $253,276, interest income by $2,843, general and administrative expenses by $127, other comprehensive loss by $9,253, prepaids and other current assets by $76,842, other non-current assets by $243,464 and noncontrolling interest by $53,154, and to increase real estate held for sale by $248,924 and accrued liabilities by $52,250.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on November 10, 2021 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after November 10, 2021) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	3

	Condensed Consolidated Balance Sheets - September 30, 2021 (Unaudited) (As Restated) and December 31, 2020	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (As Restated) - Three and Nine Months Ended September 30, 2021 and 2020	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) (As Restated) - Three and Nine Months Ended September 30, 2021 and 2020	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) (As Restated) - Nine Months Ended September 30, 2021 and 2020	6

	Notes to Condensed Consolidated Financial Statements (Unaudited) (As Restated) - Nine Months Ended September 30, 2021 and 2020	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4.	CONTROLS AND PROCEDURES	34

PART II	OTHER INFORMATION	35

ITEM 1	LEGAL PROCEEDINGS	35

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	35

ITEM 4	MINE SAFETY DISCLOSURES	35

ITEM 5	OTHER INFORMATION	36

ITEM 6	EXHIBITS	36

SIGNATURES		37

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021, AND DECEMBER 31, 2020

(In U.S. dollars, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
	(As Restated) (see Note 2)
ASSETS
Current assets
Cash and cash equivalents (including $12,886 and $172,962 of restricted cash as of September 30, 2021, and December 31, 2020, respectively)	$6,010,499	$1,086,753
Accounts receivable, net of allowance of $16,324 and $24,084 as of September 30, 2021, and December 31, 2020, respectively (including $41 and $152,475 of net accounts receivable from related parties as of September 30, 2021, and December 31, 2020, respectively)	44,396	191,490
Prepaids and other current assets	229,014	190,304
Due from related parties	471,777	62,320
Deferred costs of revenue (including $11,640 and $0 from related parties as of September 30, 2021, and December 31, 2020, respectively)	118,528	81,246
Total current assets	6,874,214	1,612,113

Property and equipment, net	2,839,925	2,881,090
Real Estate investments:
Real estate held for sale	2,218,273	2,218,273
Real estate held for investment, net	722,438	776,080
Intangible assets, net	2,809	3,364
Goodwill	345,808	319,726
Other investments (including $9,631,235 and $6,829,660 of investments in related parties as of September 30, 2021, and December 31, 2020, respectively)	9,631,235	6,829,660
Operating lease right-of-use assets, net	121,778	85,133
Other non-current assets	51,596	70,447
TOTAL ASSETS	$22,808,076	$14,795,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$637,678	$702,726
Current portion of loans secured by real estate	-	158,612
Convertible notes payable, net	170,736	142,473
Due to related parties	760,503	1,108,641
Operating lease liabilities, current portion	88,884	86,975
Deferred revenue (including $609,129 and $558,600 from related parties as of September 30, 2021, and December 31, 2020, respectively)	1,863,145	1,634,075
Derivative liabilities	12,564	1,189,786
Total current liabilities	3,533,510	5,023,288

Long term portion of loans secured by real estate	-	1,376,996
Operating lease liabilities, net of current portion	41,571	-
Total liabilities	3,575,081	6,400,284

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 77,201,664 and 61,764,562 shares issued and outstanding on September 30, 2021, and December 31, 2020	7,720	6,178
Additional paid in capital	49,064,234	25,135,738
Accumulated other comprehensive loss	(50,609)	(26,863)
Accumulated deficit	(30,018,189)	(16,922,452)
Total Greenpro Capital Corp. stockholders’ equity	19,003,156	8,192,601
Noncontrolling interests in consolidated subsidiaries	229,839	203,001

Total stockholders’ equity	19,232,995	8,395,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,808,076	$14,795,886

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021, AND 2020

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(As Restated) (see Note 2)		(As Restated) (see Note 2)
REVENUES:
Service revenue (including $74,960 and $73,446 of service revenue from related parties for the three months ended September 30, 2021, and 2020, respectively, and $739,949 and $181,417 of service revenue from related parties for the nine months ended September 30, 2021, and 2020, respectively)	$398,856	$389,610	$1,715,555	$1,551,783
Sale of real estate properties	-	253,677	-	253,677
Rental revenue	30,510	35,630	95,409	91,138
Total revenue	429,366	678,917	1,810,964	1,896,598

COST OF REVENUES:
Cost of service revenue (including $0 and $324 of cost of service to related parties for the three months ended September 30, 2021, and 2020, respectively, and $0 and $2,514 of cost of service to related parties for the nine months ended September 30, 2021, and 2020, respectively)	(85,335)	(52,243)	(256,905)	(252,687)
Cost of real estate properties sold	-	(210,573)	-	(210,573)
Cost of rental revenue	(10,506)	(13,986)	(35,812)	(40,227)
Total cost of revenues	(95,841)	(276,802)	(292,717)	(503,487)

GROSS PROFIT	333,525	402,115	1,518,247	1,393,111

OPERATING EXPENSES:
General and administrative (including $2,900 and $5,274 of general and administrative expense to related parties for the three months ended September 30, 2021, and 2020, respectively, and $9,873 and $8,320 of general and administrative expense to related parties for the nine months ended September 30, 2021 and 2020, respectively)	(964,246)	(870,537)	(3,525,332)	(2,633,729)
Total operating expenses	(964,246)	(870,537)	(3,525,332)	(2,633,729)

LOSS FROM OPERATIONS	(630,721)	(468,422)	(2,007,085)	(1,240,618)

OTHER INCOME (EXPENSES)
Other income	6,466	62,835	10,588	131,486
Interest income	1,621	152	3,519	471
Interest expense (including $750,982 and $0 of interest expense related to convertible notes for the three months ended September 30, 2021, and 2020, respectively, and $12,899,670 and $0 of interest expense related to convertible notes for the nine months ended September 30, 2021, and 2020, respectively)	(762,253)	(36,118)	(12,949,517)	(98,669)
Change in fair value of derivative liabilities associated with warrants	27,678	11,804	67,422	(28,149)
Change in fair value of options associated with convertible notes	-	-	5,093,720	-
Loss on extinguishment of convertible notes	(4,593,366)	-	(2,981,987)	-
Reversal of write-off notes receivable	2,000,000	-	5,000,000	-
Impairment of other investments (including $2,094,300 and $0 of related party investments for the three months ended September 30, 2021, and 2020, respectively, and $5,340,300 and $0 of related party investments for the nine months ended September 30, 2021, and 2020, respectively)	(2,094,300)	-	(5,340,300)	-
Total other (expenses) income	(5,414,154)	38,673	(11,096,555)	5,139

LOSS BEFORE INCOME TAX	(6,044,875)	(429,749)	(13,103,640)	(1,235,479)
Income tax expense	-	-	(2,634)	-
NET LOSS	(6,044,875)	(429,749)	(13,106,274)	(1,235,479)
Net loss (income) attributable to noncontrolling interest	18,512	(24,162)	10,537	(28,424)

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(6,026,363)	(453,911)	(13,095,737)	(1,263,903)
Other comprehensive (loss) income:
- Foreign currency translation (loss) income	(5,050)	66,616	(23,746)	30,632
COMPREHENSIVE LOSS	$(6,031,413)	$(387,295)	$(13,119,483)	$(1,233,271)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.09)	$(0.01)	$(0.20)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	70,641,827	59,174,800	64,991,858	56,036,990

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021, AND 2020

(In U.S. dollars, except share data)

(Unaudited)

Three months ended September 30, 2021 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of June 30, 2021 (Unaudited) (As Restated) (see Note 2)	65,871,892	$6,588	$41,916,290	$(45,559)	$(23,991,826)	$210,976	$18,096,469
Fair value of shares issued from conversion of promissory notes	11,250,242	1,125	9,825,220	-	-	-	9,826,345
Fair value of shares issued for acquisition	79,530	7	69,183	-	-	37,375	106,565
Value of beneficial conversion feature resulting from debt extinguishment			(2,746,459)	-	-	-	(2,746,459)
Foreign currency translation	-	-	-	(5,050)	-	-	(5,050)
Net loss	-	-	-	-	(6,026,363)	(18,512)	(6,044,875)
Balance as of September 30, 2021 (Unaudited) (As Restated) (see Note 2)	77,201,664	$7,720	$49,064,234	$(50,609)	$(30,018,189)	$229,839	$19,232,995

Nine months ended September 30, 2021 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2020	61,764,562	$6,178	$25,135,738	$(26,863)	$(16,922,452)	$203,001	$8,395,602
Fair value of shares issued for other investments	3,342,592	334	8,130,666	-	-	-	8,131,000
Fair value of shares issued for subscription fee	60,000	6	144,114	-	-	-	144,120
Fair value of shares issued from conversion of promissory notes	11,954,980	1,195	11,467,189	-	-	-	11,468,384
Fair value of shares issued for acquisition	79,530	7	69,183			37,375	106,565
Beneficial conversion feature related to convertible notes	-	-	4,010,083	-	-	-	4,010,083
Reclassification of conversion option related to a convertible note	-	-	5,745,520	-	-	-	5,745,520
Value of beneficial conversion feature resulting from debt extinguishment	-	-	(5,638,259)	-	-	-	(5,638,259)
Foreign currency translation	-	-	-	(23,746)	-	-	(23,746)
Net (loss) income	-	-	-	-	(13,095,737)	(10,537)	(13,106,274)
Balance as of September 30, 2021 (Unaudited) (As Restated) (see Note 2)	77,201,664	$7,720	$49,064,234	$(50,609)	$(30,018,189)	$229,839	$19,232,995

Three months ended September 30, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of June 30, 2020 (Unaudited)	59,168,333	$5,917	$20,526,390	$(131,153)	$(13,970,621)	$89,040	$6,519,573
Fair value of shares issued for marketing expenses	35,000	3	34,997	-	-	-	35,000
Changes in ownership interests in subsidiaries	-	-	(109,353)	-	-	109,353	-
Foreign currency translation	-	-	-	66,616	-	-	66,616
Net (loss) income	-	-	-	-	(453,911)	24,162	(429,749)
Balance as of September 30, 2020 (Unaudited)	59,203,333	$5,920	$20,452,034	$(64,537)	$(14,424,532)	$222,555	$6,191,440

Nine months ended September 30, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2019	54,723,889	$5,473	$16,417,481	$(95,169)	$(13,160,629)	$186,685	$3,353,841
Fair value of shares issued for marketing expenses	35,000	3	34,997	-	-	-	35,000
Fair value of shares issued for other investment	4,444,444	444	3,999,556	-	-	-	4,000,000
Derecognition of non-controlling interest due to deconsolidation	-	-	-	-	-	7,446	7,446
Foreign currency translation	-	-	-	30,632	-	-	30,632
Net (loss) income	-	-	-	-	(1,263,903)	28,424	(1,235,479)
Balance as of September 30, 2020 (Unaudited)	59,203,333	$5,920	$20,452,034	$(64,537)	$(14,424,532)	$222,555	$6,191,440

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021, AND 2020

(In U.S. dollars)

(Unaudited)

	Nine months ended September 30,
	2021	2020
	(As Restated) (see Note 2)
Cash flows from operating activities:
Net loss	$(13,106,274)	$(1,235,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,589	193,510
Amortization of right-of-use assets	128,625	199,878
Amortization of discount on convertible notes	206,342	-
Amortization of debt issuance costs	76,380	-
Interest expense associated with accretion of convertible notes	8,561,440	-
Interest expense associated with conversion of notes	2,254,480	-
Interest expense due to non-fulfillment of use of proceeds requirements	1,106,488	-
Loss on extinguishment of convertible notes	2,981,987	-
Impairment of other investment-related party	5,340,300	-
Provision for bad debts	20,733	40,710
Fair value of shares issued for subscription fee	144,120	-
Fair value of shares issued for marketing expenses	-	35,000
Reversal of write-off notes receivable	(5,000,000)	-
Gain on sale of real estate held of sale	-	(43,104)
Gain on disposal of other investment	-	(875)
Gain on disposal of a subsidiary	(3,854)	-
Loss on disposal of a subsidiary	-	125
Loss on disposal of property and equipment	-	115
Increase in cash surrender value on life insurance	-	(1,395)
Loss on deconsolidation of controlled subsidiaries	-	727
Change in fair value of derivative liabilities associated with warrants	(67,422)	28,149
Change in fair value of options associated with convertible notes	(5,093,720)	-
Changes in operating assets and liabilities:
Accounts receivable, net	147,094	161,675
Prepaids and other current assets	(38,261)	8,013
Deferred costs of revenue	(37,282)	20,714
Accounts payable and accrued liabilities	(65,048)	(66,909)
Operating lease liabilities	(121,789)	(201,421)
Income tax payable	-	(20,645)
Deferred revenue	229,070	36,087
Net cash used in operating activities	(2,210,002)	(845,125)

Cash flows from investing activities:
Purchase of property and equipment	(35,638)	(2,106)
Purchase of other investments	(10,875)	(900)
Proceeds from real estate held for sale	-	113,845
Proceeds from sale of property and equipment	-	97
Proceeds from disposal of subsidiary	3,854	-
Proceeds from sale of other investments	-	2,629
Acquisition of business, net of cash acquired	81,609	-
Net decrease in cash due to deconsolidation of subsidiaries	-	(25,015)
Net cash provided by investing activities	38,950	88,550

Cash flows from financing activities:
Principal payments of loans secured by real estate	(1,522,122)	(156,591)
Advances (to) from related parties	(551,759)	240,509
Proceeds from convertible promissory notes, net	5,210,000	-
Collection of notes receivable	5,000,000	-
Convertible note redemptions paid in cash	(1,120,000)	-
Net cash provided by financing activities	7,016,119	83,918

Effect of exchange rate changes in cash and cash equivalents	78,679	(24,339)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,923,746	(696,996)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,086,753	1,256,739

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$6,010,499	$559,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$3,636	$24,642
Cash paid for interest	$342,961	$92,265

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Noncash assets derecognized on deconsolidation of controlled subsidiaries	$-	$142,130
Noncash liabilities derecognized on deconsolidation of controlled subsidiaries	$-	$173,680
Fair value of shares issued for acquisition of business	$69,190	$-
Fair value of shares issued for other investments	$8,131,000	$4,000,000
Fair value of shares issued from conversion of promissory notes	$11,468,384	$-
Beneficial conversion feature associated with convertible notes payable	$4,010,083	$-
Reclassification of conversion option associated with convertible notes payable to additional paid in capital	$5,745,520	$-
Derecognition of beneficial conversion feature value from additional paid in capital resulting from debt extinguishment	$5,638,259	$-
Right-of-use assets and operating lease liabilities removed for terminated operating leases	$-	$159,160

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2021, the Company incurred a net loss of $13,106,274 and used cash in operations of $2,210,002. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020, financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Concentrations of risks

For the three months ended September 30, 2021, no customer accounted for 10% or more of the Company’s revenues. For the nine months ended September 30, 2021, two customers accounted for 30% (19% and 11%) of revenues. For the three months ended September 30, 2020, one customer accounted for 37% of revenues. For the nine months ended September 30, 2020, two customers accounted for 31% (18% and 13%) of revenues. For the period ended September 30, 2021, three customers accounted for 36% (13%, 13% and 10%) of accounts receivable. For the period ended September 30, 2020, three customers accounted for 38% (16%, 11% and 11%) of accounts receivable.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non listing services	$378,856	$389,509
Corporate advisory – Listing services	20,000	101
Rental of real estate properties	30,510	35,630
Sale of real estate properties	-	253,677
Total revenue	$429,366	$678,917

	Three Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$231,407	$506,699
Malaysia	172,546	133,107
China	25,413	39,111
Total revenue	$429,366	$678,917

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by service lines:	(As Restated)
Corporate advisory – Non listing services	$1,195,555	$1,196,297
Corporate advisory – Listing services	520,000	355,486
Rental of real estate properties	95,409	91,138
Sale of real estate properties	-	253,677
Total revenue	$1,810,964	$1,896,598

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue by geographic area:	(As Restated)
Hong Kong	$1,188,449	$1,418,172
Malaysia	455,387	364,361
China	167,128	114,065
Total revenue	$1,810,964	$1,896,598

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

Deferred costs of revenue and deferred revenue as of September 30, 2021, and December 31, 2020, are classified as current assets and current liabilities, respectively as follows:

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)
Deferred costs of revenue	$118,528	$81,246
Deferred revenue	$1,863,145	$1,634,075

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

The financial statements for the nine months ended September 30, 2021 have been restated. On March 25, 2022, our management determined the following:

●	that the Company erroneously recorded the sale of one unit of real estate property in Hong Kong.

The effects on the previously issued financial statements are as follows:

(A)	In February 2021, the Company erroneously recorded the sale of one unit of real estate property to a buyer. As a result, both the sales revenue and the cost of real estate property sold were overstated, and the real estate held for sale was understated accordingly. The Company has restated its condensed consolidated financial statements as of and for the nine months ended September 30, 2021, to reverse the transaction of the sale of real estate property. The cumulative effect of the correction of the error was to decrease sales revenue of real estate property by $383,445, cost of real estate property sold by $253,276, interest income by $2,843, general and administrative expenses by $127, other comprehensive loss by $9,253, prepaids and other current assets by $76,842, other non-current assets by $243,464 and noncontrolling interest by $53,154, and to increase real estate held for sale by $248,924 and accrued liabilities by $52,250.

(B)	In July 2021, the Company erroneously recorded the exchange loss due to the erroneously recorded transaction in February 2021 (see (A)). As a result, both the general and administrative expenses and the net loss attributable to noncontrolling interest were overstated accordingly. The Company has restated its condensed consolidated financial statements as of and for the three months ended September 30, 2021, to reverse the general and administrative and the net loss attributable to noncontrolling interest. The cumulative effect of the correction of the error was to decrease general and administrative expenses by $104, net loss attributable to noncontrolling interest by $43 and other comprehensive loss by $5,621, and to increase interest income by $3.

The following table presents the effect of the restatements on the Company’s previously issued condensed consolidated balance sheet:

	As of September 30, 2021 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Prepaids and other current assets	$305,856	$(76,842)	A	$229,014
Other non-current assets	295,060	(243,464)	A	51,596
Real estate held for sale	1,969,349	248,924	A	2,218,273
Accounts payable and accrued liabilities	585,428	52,250	A	637,678
Accumulated other comprehensive loss	(59,862)	9,253	A	(50,609)
Accumulated deficit	(29,938,458)	(79,731)	A	(30,018,189)
Noncontrolling interest in consolidated subsidiary	282,993	(53,154)	A	229,839

The following table presents the effect of the restatements on the Company’s previously issued condensed consolidated statements of operations and comprehensive loss:

	For the three months ended September 30, 2021 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Interest income	$1,618	3	B	$1,621
General and administrative expenses	(964,350)	104	B	(964,246)
Net loss	(6,044,982)	107	B	(6,044,875)
Net loss attributable to noncontrolling interest	18,555	(43)	B	18,512
Net loss attributed to common stockholders	(6,026,427)	64	B	(6,026,363)
Foreign currency translation loss	(10,671)	5,621	B	(5,050)
Comprehensive loss	(6,037,098)	5,685	B	(6,031,413)

Net loss per share, basic and diluted	$(0.09)	$-		$(0.09)

	For the nine months ended September 30, 2021 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Sale of real estate properties	$383,445	$(383,445)	A	$-
Cost of real estate properties sold	(253,276)	253,276	A	-
Interest income	6,362	(2,843)	A	3,519
General and administrative expenses	(3,525,459)	127	A	(3,525,332)
Net loss	(12,973,389)	(132,885)	A	(13,106,274)
Net (income) loss attributable to noncontrolling interest	(42,617)	53,154	A	10,537
Net loss attributed to common stockholders	(13,016,006)	(79,731)	A	(13,095,737)
Foreign currency translation loss	(32,999)	9,253	A	(23,746)
Comprehensive loss	(13,049,005)	(70,478)	A	(13,119,483)

Net loss per share, basic and diluted	$(0.20)	$-		$(0.20)

The following table presents the effect of the restatements on the Company’s previously issued condensed consolidated statement of cash flows:

	For the nine months ended September 30, 2021 (Unaudited)
	As Previously Reported	Adjustments	Notes	As Restated

Cash flows from operating activities:
Net loss	$(12,973,389)	(132,885)	A	(13,106,274)
Gain on sale of real estate held for sale	(130,169)	130,169	A	-
Changes in operating assets and liabilities:
Prepaids and other current assets	(25,709)	(12,552)	A	(38,261)
Accounts payable and accrued liabilities	(117,298)	52,250	A	(65,048)

Cash flows from investing activities:
Proceeds from real estate held for sale	48,329	(48,329)	A	-

Effect of exchange rate changes in cash and cash equivalents	67,332	11,347	A	78,679

The information herein amends and supersedes the information contained in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021. The affected financial statements and related financial information contained in our previously filed reports for those periods should no longer be relied upon and should be read only in conjunction with the Unaudited financial information set forth herein.

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

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
	(Unaudited) (As Restated)	(Unaudited)
Revenue	$1,810,964	$1,896,598
Loss from operations	(2,007,085)	(1,240,618)
Net loss	(13,106,274)	(1,235,479)
Net loss per share	$(0.20)	$(0.02)

NOTE 4 - OTHER INVESTMENTS

	As of	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
(A) Investment in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$51,613	$51,613
(2) Other related parties	9,579,622	6,413,547
(B) Stock option (a related party)	-	364,500
Total	$9,631,235	$6,829,660

(A)	Investment in equity securities without readily determinable fair values of affiliates (related parties):

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the nine months ended September 30, 2021 (Unaudited) (As Restated)
	Real estate business	Service business	Corporate	Total

Revenues	$95,409	$1,715,555	$-	$1,810,964
Cost of revenues	35,812	256,905	-	292,717
Depreciation and amortization	116,107	3,371	7,111	126,589
Net loss	(26,342)	(6,211,216)	(6,868,716)	(13,106,274)

Total assets	2,378,164	9,069,452	11,360,460	22,808,076
Capital expenditures for long-lived assets	$-	$35,638	$-	$35,638

	For the nine months ended September 30, 2020 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$344,815	$1,551,783	$-	$1,896,598
Cost of revenues	250,800	252,687	-	503,487
Depreciation and amortization	113,553	72,366	7,591	193,510
Net income (loss)	71,060	(853,822)	(452,717)	(1,235,479)

Total assets	2,407,537	4,938,386	4,100,892	11,446,815
Capital expenditures for long-lived assets	$-	$2,106	$-	$2,106

(b) By Geography*

	For the nine months ended September 30, 2021 (Unaudited) (As Restated)
	Hong Kong	Malaysia	China	Total

Revenues	$1,188,449	$455,387	$167,128	$1,810,964
Cost of revenues	99,412	177,644	15,661	292,717
Depreciation and amortization	10,217	25,094	91,278	126,589
Net income (loss)	(12,785,455)	98,495	(419,314)	(13,106,274)

Total assets	18,681,381	1,210,013	2,916,682	22,808,076
Capital expenditures for long-lived assets	$30,700	$2,062	$2,876	$35,638

	For the nine months ended September 30, 2020 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$1,418,172	$364,361	$114,065	$1,896,598
Cost of revenues	364,171	138,316	1,000	503,487
Depreciation and amortization	78,947	25,412	89,151	193,510
Net loss	(783,123)	(68,705)	(383,651)	(1,235,479)

Total assets	7,518,850	931,238	2,996,727	11,446,815
Capital expenditures for long-lived assets	$-	$2,106	$-	$2,106

*	Revenues and costs are attributed to countries based on the location where the entities operate.

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

Total operating costs and expenses

Total operating costs and expenses were $1,060,087 and $1,147,339 for the three months ended September 30, 2021, and 2020, respectively. They consist of cost-of-service revenue, cost of real estate properties sold, cost of rental revenue, and general and administrative expenses.

Loss from operations for the three months ended September 30, 2021, and September 30, 2020 was $630,721 and $468,422, respectively. An increase in loss from operations was mainly due to a decrease in revenue from the sale of real estate property and an increase in general and administrative expenses in 2021.

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

General and administrative expenses

General and administrative (“G&A”) expenses were $964,246 and $870,537 for the three months ended September 30, 2021, and September 30, 2020, respectively. For the three months ended September 30, 2021, G&A expenses consisted primarily of directors’ compensation of $164,244, salary and wages of $338,167, other professional fees of $103,737, legal services fee of $86,007, advertising and promotion expenses of $59,347 and rental expenses of $25,580. We expect our G&A expenses to continue to increase as we integrate our business acquisitions, expand our existing businesses, and develop new markets in other regions.

Other income or expenses

Net other expense was $5,414,154 and net other income was $38,673 for the three months ended September 30, 2021, and September 30, 2020, respectively. For the three months ended September 30, 2021, and September 30, 2020, a fair value gain associated with warrants was $27,678 and $11,804, respectively. Interest expense was $762,253, which mainly consisted of interest expense associated with convertible notes of $750,982 for the three months ended September 30, 2021, while interest expense was $36,118 for the three months ended September 30, 2020. Loss on extinguishment of convertible notes of $4,593,366 and impairment of other investments of $2,094,300 offset by reversal of write-off notes receivable of $2,000,000 were recorded for the three months ended September 30, 2021.

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

Net loss

Net loss was $6,044,875 and $429,749 for the three months ended September 30, 2021, and September 30, 2020, respectively. An increase in net loss was mainly due to a decrease in revenue from the sale of real estate properties, an increase of G&A expenses and interest expenses associated with the convertible promissory notes, loss on extinguishment of convertible notes and impairment loss of other investments.

Net income or loss attributable to noncontrolling interest

The Company records net income or loss attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

For the three months ended September 30, 2021, and September 30, 2020, the Company recorded net loss attributable to a noncontrolling interest of $18,512 and net income attributable to the noncontrolling interests of $24,162, respectively.

Comparison of the nine months ended September 30, 2021, and September 30, 2020

Total revenue

Total revenue was $1,810,964 and $1,896,598 for the nine months ended September 30, 2021, and September 30, 2020, respectively. The slightly decreased amount of $85,634 was mainly due to a decrease in revenue from the sale of real estate properties in 2021. We expect revenue from our business services segment to steadily improve as we are expanding our businesses into new territories.

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

Real estate business

Sale of real estate properties

There was no revenue generated from the sale of real estate property for the nine months ended September 30, 2021. Revenue from the sale of real estate property was $253,677 for the nine months ended September 30, 2020, which was derived from the sale of one unit of commercial property located in Hong Kong.

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

Total operating costs and expenses

Total operating costs and expenses were $3,818,049 and $3,137,216 for the nine months ended September 30, 2021, and September 30, 2020, respectively. They consist of cost-of-service revenue, cost of real estate properties sold, cost of rental revenue and G&A expenses. The Company incurred $3,525,332 of G&A expenses for the nine months ended September 30, 2021, compared to $2,633,729 of G&A expenses for the same period in 2020.

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

Cost of real estate properties sold

There was no cost incurred for the sale of real estate property for the nine months ended September 30, 2021. Cost of revenue on real estate property sold was $210,573 for the nine months ended September 30, 2020. It primarily consisted of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

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

General and administrative expenses

G&A expenses were $3,525,332 and $2,633,729 for the nine months ended September 30, 2021, and September 30, 2020, respectively. For the nine months ended September 30, 2021, G&A expenses consisted primarily of directors’ compensation of $493,461, salary and wages of $1,060,209, advertising and promotion expenses of $307,552, other professional fees of $285,839, commission expenses of $260,494, legal services fees of $177,868, rental expenses of $153,148 and subscription fees of $151,363. We expect our G&A expenses to continue to increase as we expect to integrate our business acquisitions, develop our existing businesses, and explore new markets in other regions.

Other income or expenses

Net other expense was $11,096,555 and net other income was $5,139 for the nine months ended September 30, 2021, and September 30, 2020, respectively. A fair value gain on derivative liabilities associated with warrants was $67,422 and a fair value gain on derivative liabilities of options associated with convertible notes was $5,093,720 for the nine months ended September 30, 2021, compared to a loss on change in fair value of derivative liabilities associated with warrants of $28,149 for the nine months ended September 30, 2020. Interest expense was $12,949,517, which mainly consisted of interest expense associated with convertible notes of $12,899,670 for the nine months ended September 30, 2021, while interest expense was $98,669, and no such interest expenses associated with convertible notes for the nine months ended September 30, 2020. Loss on extinguishment of convertible notes of $2,981,987 and impairment of other investments of $5,340,300, were offset by a reversal of write-off notes receivable of $5,000,000 for the nine months ended September 30, 2021.

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

Net Loss

Net loss was $13,106,274 and $1,235,479 for the nine months ended September 30, 2021, and September 30, 2020, respectively. An increase in net loss was mainly due to an increase of G&A expenses, interest expenses associated with the convertible promissory notes, loss on extinguishment of convertible notes and impairment loss of other investments.

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

For the nine months ended September 30, 2021, and September 30, 2020, the Company recorded net loss attributable to a noncontrolling interest of $10,537 and net income attributable to the noncontrolling interests of $28,424, respectively.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2021, the Company incurred a net loss of $13,106,274 and used cash in operations of $2,210,002. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s financial statements on December 31, 2020, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $2,210,002 and $845,125 for the nine months ended September 30, 2021, and September 30, 2020, respectively. The cash used in operating activities in 2021 was mainly due to net loss for the period of $13,106,274, reversal of write-off notes receivable of $5,000,000, a fair value gain of options associated with convertible notes of $5,093,720 and offset by amortization and interest expenses associated with convertible notes of $12,205,130, loss of extinguishment of convertible notes of $2,981,987 and impairment of other investments of $5,340,300. For the nine months ended September 30, 2021, non-cash adjustments totaled $10,782,488, were mainly composed of non-cash expenses of interest expense associated with accretion of convertible notes of $8,561,440, interest expense associated with conversion of notes of $2,254,480, interest expense due to non-fulfillment of use of proceeds requirements of $1,106,488, amortization of discount on convertible notes of $206,342, amortization of debt issuance costs of $76,380, loss of extinguishment of convertible notes of $2,981,987 and impairment of other investments of $5,340,000, and offset by non-cash income of reversal of write-off notes receivable of $5,000,000 and fair value gain of options associated with convertible notes of $5,093,720.

Investing activities

Net cash provided by investing activities was $38,950 and $88,550 for the nine months ended September 30, 2021, and September 30, 2020, respectively.

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

