Form 10-Q
period 2022-03-31
Greenpro Capital Corp.
filed 2022-05-10
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 10, 2022, there were 78,671,688 shares, par value $0.0001, of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(In U.S. dollars, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents (including $38,343 and $12,866 of restricted cash as of March 31, 2022 and December 31, 2021, respectively)	$4,560,884	$5,338,571
Accounts receivable, net of allowance of $14,067 and $133,356 as of March 31, 2022 and December 31, 2021, respectively (including $548 and $41 of net accounts receivable from related parties as of March 31, 2022 and December 31, 2021, respectively)	68,840	30,601
Prepaids and other current assets	204,431	146,661
Due from related parties	1,291,171	1,170,855
Deferred costs of revenue (including $11,640 to related party as of March 31, 2022 and December 31, 2021)	143,981	123,293
Total current assets	6,269,307	6,809,981

Property and equipment, net	2,834,043	2,860,205
Real Estate investments:
Real estate held for sale	2,076,340	2,205,839
Real estate held for investment, net	703,524	717,823
Intangible assets, net	2,433	2,625
Goodwill	345,808	345,808
Other investments (including $9,084,485 and $9,621,935 of investments in related parties as of March 31, 2022 and December 31, 2021, respectively)	9,084,485	9,621,935
Operating lease right-of-use assets, net	80,274	101,221
Other non-current assets	38,751	45,244
TOTAL ASSETS	$21,434,965	$22,710,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$405,138	$787,595
Due to related parties	701,949	757,283
Income tax payable	-	2,342
Operating lease liabilities, current portion	85,933	89,636
Deferred revenue (including $1,013,530 and $912,980 from related parties as of March 31, 2022 and December 31, 2021, respectively)	2,222,907	2,006,696
Derivative liabilities	4,033	9,935
Total current liabilities	3,419,960	3,653,487

Operating lease liabilities, net of current portion	-	18,760
Total liabilities	3,419,960	3,672,247

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 78,671,688 shares issued and outstanding as of March 31, 2022 and December 31, 2021	7,867	7,867
Additional paid in capital	50,102,738	50,102,738
Accumulated other comprehensive loss	(40,422)	(26,863)
Accumulated deficit	(32,305,490)	(31,271,808)
Total Greenpro Capital Corp. stockholders’ equity	17,764,693	18,811,934
Noncontrolling interests in consolidated subsidiaries	250,312	226,500

Total stockholders’ equity	18,015,005	19,038,434

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,434,965	$22,710,681

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2022	2021

REVENUES:
Service revenue (including $59,085 and $288,471 of service revenue from related parties for the three months ended March 31, 2022 and 2021, respectively)	$355,033	$559,335
Sale of real estate properties	186,873	-
Rental revenue	33,940	30,238
Total revenues	575,846	589,573

COST OF REVENUES:
Cost of service revenue	(64,276)	(83,802)
Cost of real estate properties sold	(127,341)	-
Cost of rental revenue	(10,793)	(11,815)
Total cost of revenues	(202,410)	(95,617)

GROSS PROFIT	373,436	493,956

OPERATING EXPENSES:
General and administrative (including $18,511 and $5,524 of general and administrative expense to related parties for the three months ended March 31, 2022 and 2021, respectively)	(904,139)	(1,381,254)
Total operating expenses	(904,139)	(1,381,254)

LOSS FROM OPERATIONS	(530,703)	(887,298)

OTHER INCOME (EXPENSE)
Other income	50,721	766
Interest income	610	1,029
Fair value gains (losses) of derivative liabilities associated with warrants	5,902	(19,521)
Fair value gains of options associated with convertible notes	-	5,236,920
Interest expense (including $10,607,711 of interest expense related to convertible notes for the three months ended March 31, 2021)	-	(10,627,038)
Impairment of other investment (including $536,400 of related party investment for the three months ended March 31, 2022)	(536,400)	-
Total other expense	(479,167)	(5,407,844)

LOSS BEFORE INCOME TAX	(1,009,870)	(6,295,142)
Income tax expense	-	-
NET LOSS	(1,009,870)	(6,295,142)
Net income attributable to noncontrolling interest	(23,812)	(3,378)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS OF GREENPRO CAPITAL CORP.	(1,033,682)	(6,298,520)
Other comprehensive loss:
- Foreign currency translation loss	(13,559)	(12,520)
COMPREHENSIVE LOSS	$(1,047,241)	$(6,311,040)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	78,671,688	61,796,474

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In U.S. dollars, except share data)

(Unaudited)

Three months ended March 31, 2022
	Greenpro Capital Corp. Stockholders
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2021	78,671,688	$7,867	$50,102,738	$(26,863)	$(31,271,808)	$226,500	$19,038,434
Foreign currency translation	-	-	-	(13,559)	-	-	(13,559)
Net (loss) income	-	-	-	-	(1,033,682)	23,812	(1,009,870)
Balance as of March 31, 2022 (Unaudited)	78,671,688	$7,867	$50,102,738	$(40,422)	$(32,305,490)	$250,312	$18,015,005

Three months ended March 31, 2021
	Greenpro Capital Corp. Stockholders
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2020	61,764,562	$6,178	$25,135,738	$(26,863)	$(16,922,452)	$203,001	$8,395,602
Fair value of shares issued for acquisition	342,592	34	924,966	-	-	-	925,000
Foreign currency translation	-	-	-	(12,520)	-	-	(12,520)
Beneficial conversion feature related to convertible notes	-	-	4,010,083	-	-	-	4,010,083
Reclassification of conversion option related to a convertible note	-	-	5,745,520	-	-	-	5,745,520
Net (loss) income	-	-	-	-	(6,298,520)	3,378	(6,295,142)
Balance as of March 31, 2021 (Unaudited)	62,107,154	$6,212	$35,816,307	$(39,383)	$(23,220,972)	$206,379	$12,768,543

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,009,870)	$(6,295,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,630	42,664
Amortization of right-of-use assets	20,544	67,085
Amortization of discount on convertible notes	-	70,796
Amortization of debt issuance costs	-	24,930
Interest expense associated with accretion of convertible notes	-	8,561,440
Interest expense associated with conversion of notes	-	705,596
Interest expense due to non-fulfillment of use of proceeds requirements	-	1,105,256
Change in fair value of warrants	(5,902)	19,521
Change in fair value of options associated with convertible notes	-	(5,236,920)
Loss on forfeiture of other investment	1,650	-
Provision for bad debts	-	13,481
Impairment of other investment	536,400	-
Gain on sale of real estate held for sale	(59,532)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(38,239)	72,615
Prepaids and other current assets	(51,277)	(140,326)
Deferred costs of revenue	(20,688)	(18,554)
Accounts payable and accrued liabilities	(382,457)	63,540
Operating lease liabilities	(22,059)	(64,509)
Income tax payable	(2,342)	-
Deferred revenue	216,211	220,063
Net cash used in operating activities	(774,931)	(788,464)

Cash flows from investing activities:
Purchase of property and equipment	(2,495)	(688)
Purchase of other investments	(600)	(3,300)
Proceeds from real estate held for sale	184,561	-
Net cash provided by (used in) investing activities	181,466	(3,988)

Cash flows from financing activities:
Principal payments of loans secured by real estate	-	(39,823)
Advances to related parties	(172,568)	(886)
Proceeds from convertible promissory notes, net	-	5,210,000
Net cash (used in) provided by financing activities	(172,568)	5,169,291

Effect of exchange rate changes in cash and cash equivalents	(11,654)	(6,938)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(777,687)	4,369,901
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	5,338,571	1,086,753

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$4,560,884	$5,456,654

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$2,347	$-
Cash paid for interest	$-	$19,326

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for other investments	$-	$925,000
Beneficial conversion feature associated with convertible notes payable	$-	$4,010,083
Reclassification of conversion option associated with convertible notes payable to additional paid in capital	$-	$5,745,520

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 and 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The Condensed Consolidated Balance Sheet information as of December 31, 2021 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022. These financial statements should be read in conjunction with that report.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2022, the Company incurred a net loss of $1,009,870 and net cash used in operations of $774,931. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2021 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

More specifically our business was affected to a large extent by a shut-down of operations both for ourselves and our clients for much of the whole year of 2020. Total revenue for the three months ended March 31, 2022, was $575,846 compared to $589,573 for the same period in 2021. The slight decrease in total revenue was mainly due to the decrease in orders for our business services during the first period of 2022. When nation-wide shutdowns were mandated the first half of 2020, there was a corresponding decline in demand for our business services. When business gradually resumed beginning the first half of 2021, we saw a corresponding increase in orders of our business services.

The full extent of the financial impact of the COVID-19 pandemic cannot be reasonably estimated at this time as the pandemic is still ongoing. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and its variants and the actions taken globally to contain the coronavirus or treat its impact, the efficacy of vaccines on COVID-19 and its variants, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events.

Additionally, the COVID-19 pandemic may also affect our overall ability to react timely to mitigate the impact of this event and may hamper our efforts to contact our service providers and advisors and to provide our investors with timely information and comply with our filing obligations with the SEC, especially in the event of office closures, stay-in-place orders and a ban on travel or quarantines. We are still assessing our business operations and the impact COVID-19 may have on our results and financial condition in the future, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our sector in particular.

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

At March 31, 2022 and December 31, 2021, cash included funds held by employees of $142 and $0 respectively, and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$3,540,555	$4,137,396
Denominated in Hong Kong Dollars	849,018	895,820
Denominated in Chinese Renminbi	85,410	151,311
Denominated in Malaysian Ringgit	85,901	154,044
Cash, cash equivalents, and restricted cash	$4,560,884	$5,338,571

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

At March 31, 2022, the Company had eighteen investments in equity securities without readily determinable fair values of related parties valued at $9,084,485, and ten investments in equity securities without readily determinable fair values of related parties had been fully impaired with carrying value of $nil (see Note 3).

At December 31, 2021, the Company had seventeen investments in equity securities without readily determinable fair values of related parties valued at $9,621,935, and ten investments in equity securities without readily determinable fair values of related parties had been fully impaired with carrying value of $nil (see Note 3).

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

Net loss per share

Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of shares from stock warrants. For the three months ended March 31, 2022 and 2021, the only outstanding common stock equivalents were warrants for 53,556 potentially dilutive shares outstanding. These warrants have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore, basic and diluted net loss per share were the same.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2022	2021
Period-end MYR : US$1 exchange rate	4.20	4.14
Period-average MYR : US$1 exchange rate	4.20	4.08
Period-end RMB : US$1 exchange rate	6.34	6.57
Period-average RMB : US$1 exchange rate	6.34	6.49
Period-end HK$ : US$1 exchange rate	7.83	7.77
Period-average HK$ : US$1 exchange rate	7.81	7.76

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

As of March 31, 2022 and December 31, 2021, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of derivative liabilities of $4,033 and $9,935, respectively (see Note 5). The following table sets forth a summary of the changes in the estimated fair value of our derivative during the period ended March 31, 2022.

Derivative liability
Fair value as of December 31, 2021 (Audited)	$9,935
Net change in the fair value of derivative liability associated with warrants	(5,902)
Fair value as of March 31, 2022 (Unaudited)	$4,033

Concentrations of risks

For the three months ended March 31, 2022, one customer accounted for 32% of revenues. For the three months ended March 31, 2021, one customer accounted for 35% of revenues. For the three months ended March 31, 2022, one customer accounted for 60% of accounts receivable at period-end. For the three months ended March 31, 2021, one customer accounted for 56% of accounts receivable at period-end.

For the three months ended March 31, 2022 and 2021, no vendor accounted for 10% or more of the Company’s cost of revenues. For the three months ended March 31, 2022, three vendors accounted for 65% (33%, 22% and 10%) of accounts payable at period-end. For the three months ended March 31, 2021, two vendors accounted for 69% (46% and 23%) of accounts payable at period-end.

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) in accounting for the sale of real estate properties. The Company records the sale based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset to the buyer. During the three months ended March 31, 2022, there was one unit of real estate property sold to an unrelated party.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non-listing services	$355,033	$359,335
Corporate advisory – Listing services	-	200,000
Rental of real estate properties	33,940	30,238
Sale of real estate properties	186,873	-
Total revenue	$575,846	$589,573

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$426,128	$378,163
Malaysia	111,585	135,901
China	38,133	75,509
Total revenue	$575,846	$589,573

Our contract balances include deferred costs of revenue and deferred revenue.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Three Months Ended March 31, 2022
(Unaudited)
Deferred revenue, January 1, 2022	$2,006,696
New contract liabilities	216,211
Performance obligations satisfied	-
Deferred revenue, March 31, 2022	$2,222,907

Deferred Costs of Revenue

For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded for any costs incurred in advance of the performance obligation.

Deferred revenue and deferred costs of revenue at March 31, 2022 and December 31, 2021 are classified as current assets or current liabilities and totaled:

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Deferred revenue	$2,222,907	$2,006,696
Deferred costs of revenue	$143,981	$123,293

NOTE 3 - OTHER INVESTMENTS

	As of	As of
	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Investment in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$51,613	$51,613
(2) Other related parties	9,032,872	9,570,322
Total	$9,084,485	$9,621,935

Investment in equity securities without readily determinable fair values of affiliates (related parties):

Equity securities without readily determinable fair values are investments in privately held companies without readily determinable market values. The Company adopted the guidance of ASC 321, Investments - Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of same issuer (the “Measurement Alternative”). The fair value of equity securities without readily determinable fair values that have been re-measured due to impairment are classified within Level 3. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired. For the three months ended March 31, 2022, the Company recognized an impairment loss of $536,400 for one of the equity securities without readily determinable fair values. During the year ended December 31, 2021, the Company recognized impairment of $5,349,600 for one of the investments in equity securities without readily determinable fair values.

In addition, the Company held equity securities without readily determinable fair values that were recorded at cost. For these cost method investments, we recorded as other investments in our condensed consolidated balance sheets. We reviewed all of our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally used discounted cash flow analyses to that the fair values of our cost method investments approximated or exceeded their carrying values as of March 31, 2022. Our cost method investments had a carrying value of $9,084,485 as of March 31, 2022.

(a) Agape ATP Corporation:

On January 21, 2022, Greenpro Venture Capital Limited, a subsidiary of the Company (“GVCL”) entered into a forfeiture agreement with Agape ATP Corporation (“Agape”). Pursuant to the agreement, GVCL agreed to transfer 16,500,000 shares out of its total invested 17,500,000 shares of common stock of Agape to Agape for nil consideration. As a result, GVC recognized a loss on forfeiture of other investment of $1,650. As of March 31, 2022, GVCL still owns 1,000,000 shares of common stock of Agape and recognized the investment under a historical cost of $100 or $0.0001 per share.

(b) ACT Wealth Academy Inc.:

On February 21, 2022, GVCL entered into a subscription agreement with ACT Wealth Academy Inc., a Nevada corporation, which provides training, seminars, and events in the academic fields (“ACT Wealth”). Pursuant to the agreement, GVCL acquired 6,000,000 shares of common stock of ACT Wealth at a price of $600 or $0.0001 per share. The investment was recognized at a historical cost of $600 under other investments.

The Company had cost method investments without readily determinable fair values with a carrying value of $9,084,485 and $9,621,935 as of March 31, 2022, and December 31, 2021, respectively.

On March 31, 2022, and December 31, 2021, the carrying values of equity securities without readily determinable fair values are as follows:

	As of	As of
	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Original cost	$15,546,364	$15,545,764
Unrealized gains (losses)	-	-
Provision for impairment or decline in value	(6,460,229)	(5,923,829)
Forfeiture of partial investment	(1,650)	-
Equity securities without readily determinable fair values, net	$9,084,485	$9,621,935

Impairment of other investments

For the three months ended March 31, 2022, the Company recognized an impairment loss of $536,400 of other investments. For the year ended December 31, 2021, the Company recognized an impairment loss of $5,349,600 of other investments.

NOTE 4 - OPERATING LEASES

The Company has two separate operating lease agreements for one office space in Hong Kong with a term of two years and one office space in Malaysia with a term of one year. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of operating lease cost and supplemental cash flow information related to leases are as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(Unaudited)	(Unaudited)
Lease Cost
Operating lease costs included in the measurement of lease liabilities for the three months ended March 31, 2022 and 2021, respectively	$21,553	$68,297

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2022 and 2021, respectively	$23,039	$65,711
Weighted average remaining lease term – operating leases (in years)	0.96	1.68
Average discount rate – operating leases	4.0%	4.0%

The supplemental balance sheet information related to leases is as follows:

	As of March 31,2022	As of December 31, 2021
	(Unaudited)	(Audited)
Operating leases
Right-of-use assets	$80,274	$101,221

Short-term operating lease liabilities	$85,933	89,636
Long-term operating lease liabilities	-	18,760
Total operating lease liabilities	$85,933	$108,396

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
(Unaudited)
2022 (remaining 9 months)	68,944
2023	18,780
Total lease payments	87,724
Less: Imputed interest/present value discount	(1,791)
Present value of lease liabilities	$85,933

Total lease costs included in the general and administrative expenses were $27,904 and $77,644 during the three months ended March 31, 2022 and 2021, respectively.

NOTE 5 - DERIVATIVE LIABILITIES

At March 31, 2022, the Company has outstanding warrants exercisable into 53,556 shares of the Company’s common stock. The strike price of warrants is denominated in US dollars. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2021, the balance of the derivative liabilities related to warrants was $9,935. During the three months ended March 31, 2022, the Company recorded a decrease in fair value of derivatives of $5,902. At March 31, 2022, the balance of the derivative liabilities related to warrants was $4,033.

The derivative liabilities related to warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Risk-free interest rate	$2.4%	$1.9%
Expected volatility	172%	174%
Contractual life (in years)	1.2 years	1.4 years
Expected dividend yield	0.00%	0.00%
Fair value of warrants	$4,033	$9,935

The risk-free interest rate is based on the yield available on U.S. Treasury securities. The Company estimates volatility based on the historical volatility of its common stock. The contractual life of the warrants is based on the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future. For the three months ended March 31, 2022, the Company recognized a gain of $5,902 associated with the revaluation of above derivative liability.

NOTE 6 - WARRANTS

In 2018, the Company issued warrants exercisable into 53,556 shares of Common Stock. The warrants were fully vested when issued, have an exercise price of $7.20 per share, and expire in 2023. A summary of warrant activity during the three months ended March 31, 2022 is presented below:

			Remaining
	Number		Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Warrants outstanding at December 31, 2021	53,556	$7.20
Granted	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding at March 31, 2022 (Unaudited)	53,556	$7.20	1.2
Warrants exercisable at March 31, 2022 (Unaudited)	53,556	$7.20	1.2

At March 31, 2022, the intrinsic value of outstanding warrants was zero.

NOTE 7 - RELATED PARTY TRANSACTIONS

Due from related parties:	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Accounts receivable from related parties
- Related party A (net of allowance of $4 as of March 31, 2022)	$82	$-
- Related party B (net of allowance of $25 and $41 as of March 31, 2022 and December 31, 2021, respectively)	466	41
Total	$548	$41

Due from related parties
- Related party B	623,330	503,361
- Related party D	606,428	606,430
- Related party G	1,413	1,064
- Related party H	60,000	60,000
Total	$1,291,171	$1,170,855

The amounts due from related parties are interest-free, unsecured and have no fixed terms of repayment.

Due to related parties:	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Due to related parties
- Related party A	$33,484	$29,512
- Related party B	1,506	1,513
- Related party G	582	780
- Related party I	3,365	2,257
- Related party J	622,024	701,781
- Related party K	40,988	21,440
Total	$701,949	$757,283

The amounts due to related parties are interest-free, unsecured and have no fixed terms of repayment.

	For the three months ended March 31,
Related party revenue and expense transactions:	2022	2021
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$5,846	$58,276
- Related party B	48,992	220,127
- Related party C	-	115
- Related party E	3,794	3,819
- Related party G	167	3,781
- Related party I	286	2,353
Total	$59,085	$288,471

General and administrative expenses to related parties
- Related party A	$1,375	$4,558
- Related party B	2,096	966
- Related party I	4,288	$-
- Related party K	10,752	-
Total	$18,511	$5,524

Other expenses to related parties
- Related party B	$536,400	$-
Total	$536,400	$-

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

Related party H represents a company in which we currently have an approximate 48% equity-method investment. On March 31, 2022 and December 31, 2021, amounts due from related party H are unsecured, bear no interest, and are payable upon demand. During 2018, the Company acquired 49% of related party H for total consideration of $368,265. On December 31, 2018, the Company determined that its investments in related party H was impaired and recorded an impairment of other investments of $368,265.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the three months ended March 31, 2022 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$220,813	$355,033	$-	$575,846
Cost of revenues	(138,134)	(64,276)	-	(202,410)
Depreciation and amortization	(8,232)	(32,048)	(2,350)	(42,630)
Impairment	-	-	(536,400)	(536,400)
Net income (loss)	59,531	(894,310)	(175,091)	(1,009,870)

Total assets	2,166,174	8,462,488	10,806,303	21,434,965
Capital expenditures for long-lived assets	$-	$2,495	$-	$2,495

	For the three months ended March 31, 2021 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$30,238	$559,335	$-	$589,573
Cost of revenues	(11,815)	(83,802)	-	(95,617)
Depreciation and amortization	(40,020)	(249)	(2,395)	(42,664)
Net income (loss)	8,445	(326,641)	(5,976,946)	(6,295,142)

Total assets	2,461,040	5,747,198	11,982,149	20,190,387
Capital expenditures for long-lived assets	$-	$688	$-	$688

(b) By Geography*

	For the three months ended March 31, 2022 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$426,128	$111,585	$38,133	$575,846
Cost of revenues	(136,492)	(56,126)	(9,792)	(202,410)
Depreciation and amortization	(4,059)	(8,232)	(30,339)	(42,630)
Impairment	(536,400)	-	-	(536,400)
Net loss	(815,203)	(52,518)	(142,149)	(1,009,870)

Total assets	17,329,728	1,174,789	2,930,448	21,434,965
Capital expenditures for long-lived assets	$-	$1,284	$1,211	$2,495

	For the three months ended March 31, 2021 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$378,163	$135,901	$75,509	$589,573
Cost of revenues	(30,390)	(57,816)	(7,411)	(95,617)
Depreciation and amortization	(2,576)	(8,390)	(31,698)	(42,664)
Net income (loss)	(6,233,251)	76,036	(137,927)	(6,295,142)

Total assets	15,983,599	963,633	3,243,155	20,190,387
Capital expenditures for long-lived assets	$-	$688	$-	$688

*	Revenues and costs are attributed to countries based on the location where the entities operate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 29, 2022 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

During the three months ended March 31, 2022 and 2021, we operated in three regions: Hong Kong, Malaysia and China. We derived revenues from the provision of services and sales or rental activities of our real estate properties.

Comparison of the three months ended March 31, 2022 and 2021

Total Revenue

Total revenue was $575,846 and $589,573 for the three months ended March 31, 2022 and 2021, respectively. The decrease revenue by $13,727 was primarily due to a decrease in the revenue of business services. We expect revenue from our business services segment will be improved in the next few months, as the effects of the COVID-19 pandemic wanes and stabilizes.

Service Business

Business service revenue

Revenue from the provision of business services was $355,033 and $559,335 for the three months ended March 31, 2022 and 2021, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting and financial analysis services. We experienced a decrease in service income as the performance obligations for some listing services have not been completed during the period ended March 31, 2022.

Real Estate Business

Sale of real estate properties

Revenue from the sale of real estate property was $186,873 for the three months ended March 31, 2022, which was derived from the sale of one unit of real estate property located in Hong Kong. There was no revenue generated from the sale of real estate property for the three months ended March 31, 2021.

Rental revenue

Revenue from rentals was $33,940 and $30,238 for the three months ended March 31, 2022 and 2021, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total Operating Costs and Expenses

Total operating costs and expenses were $1,106,549 and $1,476,871 for the three months ended March 31, 2022 and 2021, respectively. They consist of cost of service revenue, cost of real estate properties sold, cost of rental revenue, and general and administrative expenses.

Loss from operations for the Company for the three months ended March 31, 2022 and 2021 was $530,703 and $887,298, respectively. The decrease in a loss from operations was mainly due to a decrease in general and administrative expenses of $477,115.

Cost of service revenue

Cost of revenue on provision of services was $64,276 and $83,802 for the three months ended March 31, 2022 and 2021, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of real estate properties sold

Cost of revenue on real estate property sold was $127,341 for the three months ended March 31, 2022. It primarily consisted of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred. No sales of real estate property occurred for the three months ended March 31, 2021, hence no cost of real estate sold was recorded.

Cost of rental revenue

Cost of rental revenue was $10,793 and $11,815 for the three months ended March 31, 2022 and 2021, respectively. It includes the costs associated with governmental charges, building management fees, repairs and maintenance, property insurance, depreciation and other related administrative costs.

General and administrative expenses

General and administrative (“G&A”) expenses were $904,139 and $1,381,254 for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, G&A expenses consisted primarily of employees’ salaries and allowances of $346,736, directors’ salaries and compensation of $163,644, legal and other professional fees of $108,063, and consulting fees of $61,787. We expect our G&A expenses will continue to increase as we integrate our business acquisitions, expand our existing business and develop new markets in other regions.

Other Income or Expense

Net other expenses were $479,167 and $5,407,844 for the three months ended March 31, 2022 and 2021, respectively. Impairment of other investment was $536,400 for the three months ended March 31, 2022, but no such impairment was recorded during the same period in 2021. Gain on change in fair value of derivative liabilities associated with warrants was $5,902 for the three months ended March 31, 2022, while gain on change in fair value of derivative liabilities was $5,217,399, which was composed of a fair value gain associated with convertible notes of $5,236,920 and a fair value loss associated with warrants of $19,521 for the three months ended March 31, 2021. Interest expense was $0 for the three months ended March 31, 2022, while interest expense was $10,627,038, which mainly consisted of interest expense associated convertible notes of $10,607,711 for the three months ended March 31, 2021.

Interest expenses

Total interest expenses were $0 and $10,627,038 for the three months ended March 31, 2022 and 2021, respectively.

On October 13, 2020, the Company issued three unsecured promissory notes to Streeterville Capital, LLC, FirstFire Global Opportunities Fund, LLC and Granite Global Value Investments Ltd. (collectively, the “Investors”), respectively. The Company issued another unsecured promissory note to Streeterville Capital, LLC (“Streeterville”) on January 8, 2021 and February 11, 2021, respectively. Interest expenses related to the convertible promissory notes totaled $10,607,711 for the three months ended March 31, 2021, which included coupon interest expense of $139,692, amortization of discount on convertible notes of $70,796, amortization of debt issuance costs of $24,930, interest expense associated with conversion of notes of $705,597, interest expense associated with accretion of convertible notes payable of $8,561,440 and interest expense due to non-fulfillment of use of proceeds requirements of $1,105,256.

Net Loss

Net loss was $1,009,870 and $6,295,142 for the three months ended March 31, 2022 and 2021, respectively. The decrease in net loss was mainly due to a decrease of G&A expenses and no interest expenses were incurred in 2022.

Net Income or Loss Attributable to Noncontrolling Interest

We record net income or loss attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

At March 31, 2022, the noncontrolling interest is related to the Company’s 60% ownership of Forward Win International Limited.

For the three months ended March 31, 2022 and 2021, we recorded net income attributable to a noncontrolling interest of $23,812 and $3,378, respectively.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the three months ended March 31, 2022 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2022.

Contractual Obligations

As of March 31, 2022, one of our subsidiaries leased one office in Hong Kong under a non-cancellable operating lease, with a term of two years commencing from March 15, 2021 to March 14, 2023. Another subsidiary of the Company leased an office in Malaysia under a non-cancellable operating lease with a term of one year commencing from April 1, 2022 to March 31, 2023. As of March 31, 2022, the future minimum rental payments under these leases in the aggregate are approximately $103,791 and are due as follows: 2022: $80,716 and 2023: $23,075.

Related Party Transactions

Accounts receivable due from related parties was $548 and $41 as of March 31, 2022 and December 31, 2021, respectively. Other receivable due from related parties was $1,291,171 and $1,170,855 as of March 31, 2022 and December 31, 2021, respectively. The amounts due to related parties was $701,949 and $757,283 as of March 31, 2022 and December 31, 2021, respectively.

For the three months ended March 31, 2022 and 2021, related party service revenue totaled $59,085 and $288,471, respectively.

General and administrative (“G&A”) expenses to related parties were $18,511 and $5,524 for the three months ended March 31, 2022 and 2021, respectively. Impairment of investment in a related party was $536,400 for the three months ended March 31, 2022.

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

Liquidity and Capital Resources

Our cash balance at March 31, 2022 was $4,560,884 as compared to $5,338,571 at December 31, 2021. We estimate the Company currently has sufficient cash available to meet its anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2022, the Company incurred a net loss of $1,009,870 and net cash used in operations of $774,931. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2021 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $774,931 for the three months ended March 31, 2022 as compared to net cash used in operating activities of $788,464 for the three months ended March 31, 2021. The cash used in operating activities in 2022 was mainly from the net loss for the period of $1,009,870 and a decrease in accounts payable and accrued liabilities of $382,457 and offset by impairment of other investment of $536,400 and an increase in deferred revenue of $216,211. For the three months ended March 31, 2022, non-cash adjustments totaled $535,790, which was mostly composed of the non-cash expenses of impairment of other investment of $536,400.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2022 was $181,466 while net cash used in investing activities for the three months ended March 31, 2021 was $3,988.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2022 was $172,568 while net cash provided by financing activities for the three months ended March 31, 2021 was $5,169,291.

The cash used in financing activities in 2022 was advances to related parties of $172,568.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 1, 2022, MFAI filed a Request for Arbitration with JAMS dispute resolution services, the Company’s response to which is due by May 2, 2022. The Company intends to submit defenses to MFAI’s arbitration request and will continue to defend the matter vigorously.

On May 2, 2022, the Company filed the Statement of Defense to MFAI’s complaint and is waiting arbitrator to hold a pre-hearing conference to set a discovery schedule. This matter is pending scheduled by JAMS.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer and principal accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenpro Capital Corp.

Date: May 10, 2022	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

