Form 10-K/A
period 2021-12-31
Greenpro Capital Corp.
filed 2022-07-18
CIK 1597846

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K/A”) is to correct the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022 (the “Form 10-K”) as follows: (i) the year of the Annual Report is corrected from 2019 to 2021 and the dates of certifications from our Chief Executive Officer and Chief Financial Officer from March 30, 2020 to March 29, 2022.

This Form 10-K/A makes no other changes to the Form 10-K as filed with the SEC on March 29, 2022 and no attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Form 10-K/A does not reflect subsequent events occurring after the original filing of the Form 10-K (i.e., those events occurring after March 29, 2022) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings with the SEC.

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

More specifically our business was affected to a large extent by a shut-down of operations both for ourselves and our clients for much of the first half of 2020. Total revenue for fiscal year 2020 was $2,254,811 compared to $2,949,780 for fiscal year 2021. The increase year over year is largely attributable to the growth in the provision of business services, which mainly comprise business consulting and advisory services as well as company secretarial, accounting and financial analysis services. When nation-wide shutdowns were mandated the first half of 2020, there was a corresponding decline in demand for our business services. When business gradually resumed beginning the latter half 2020, we saw a corresponding increase in orders of our business services.

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

(a) Financial Statements

The following are filed as part of this Annual Report:

Financial Statements

The following financial statements of Greenpro Capital Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Annual Report:

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (17)
3.2	Bylaws, as amended (2)
4.1	Form of Common Stock Certificate (2)
4.2	Description of the Registrant’s Common Stock (17)
10.1	Letter of offer of Malaysia Office- One City D-07-06 (3)
10.2	Letter of offer of Malaysia Office- One City D-07-07 (3)
10.3	Exclusive Business Cooperation Agreement, dated June 13, 2016, by and between Greenpro Holding Limited and Greenpro Synergy Network Limited (4)
10.4	Loan Agreement, dated June 13, 2016, by and among Greenpro Holding Limited and Loke Che Chan Gilbert, Lee Chong Kuang (4)
10.5	Share Pledge Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.6	Power of Attorney of Loke Che Chan Gilbert dated June 13, 2016 (4)
10.7	Power of Attorney of Lee Chong Kuang dated June 13, 2016 (4)
10.8	Exclusive Option Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.9	Sale and Purchase Agreement, dated as of April 25, 2017, between Greenpro Capital Corp. and Mr. Yiu Yau Wing and Mr. Chui Sang Derek (5)
10.10	Asset Purchase Agreement, dated as of April 27, 2017, between Greenpro Resources Limited and Gushen Credit Limited (6)
10.11	Employment Contract dated July 28, 2017, by and between the Company and Loke Che Chan Gilbert (7)
10.12	Employment Contract dated July 28, 2017, by and between the Company and Lee Chong Kuang (7)
10.13	Independent Director Agreement, dated October 18, 2015, by and between the Company and Chuchottaworn Srirat (7)
10.14	Independent Director Agreement, dated March 14, 2016, by and between the Company and Shum Albert (7)
10.15	Independent Director Agreement, dated March 14, 2016, by and between the Company and Hee Chee Keong (7)
10.16	Placement Agency Agreement, dated May 31, 2018 (11)
10.17	Subscription Agreement and Supplemental Agreement dated as of July 18, 2018 (12)

10.18	Form of Loan Agreement dated July 17, 2018 between the Company and Shenzhen Rong Jin Jia Cheng Investment Limited (13)
10.19	Independent Director Agreement, dated May 8, 2019, by and between the Company and Louis Ramesh Ruben (14)
10.20	Independent Director Agreement, dated October 1, 2019, by and between the Company and Brent Lewis Glendening (15)
10.21	Independent Director Agreement, dated October 16, 2019, by and between the Company and Christophe Philippe Roland Bringuier (16)
10.22	Purchase and Sale Agreement of Millennium Sapphire dated May 27, 2020 between the Company and Daniel McKinney (18) (19)
10.23	Subscription Agreement dated October 9, 2020 between the Company and Seah Kok Wah (20)
10.24	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and FirstFire Global Opportunities Fund, LLC (19)
10.25	Form of Convertible Note issued to FirstFire Global Opportunities Fund, LLC dated October 13, 2020 (19)
10.26	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and Granite Global Value Investments Ltd. (19)
10.27	Form of Convertible Note issued to Granite Global Value Investments Ltd. dated October 13, 2020 (19)
10.28	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and Streeterville Capital, LLC (19)
10.29	Form of Convertible Note issued to Streeterville Capital, LLC dated October 13, 2020 (19)
10.30	Stock Purchase and Option Agreement of First Bullion Holdings Inc. dated October 19, 2020. (21)
10.31	Acquisition Agreement dated November 1, 2020 between the Company, Ms. Lee Yuet Lye and Mr. Chia Min Kiat (22)
10.32	Form of Amendment to Convertible Promissory Note dated February 21, 2021 between the Company and Streeterville Capital, LLC (24)
10.33	Form of Subscription Agreement between Greenpro Resources Limited and Innovest Energy Fund dated February 11, 2021. (23)
10.34	Form of Additional 8% Acquisition of First Bullion Holdings Inc. dated February 17, 2021 (25)
10.35	Revised Employment Contract dated January 28, 2021, by and between Greenpro Holding Limited and Loke Che Chan Gilbert**
10.36	Revised Employment Contract dated January 28, 2021, by and between Greenpro Holding Limited and Lee Chong Kuang**
10.37	Subscription Agreement dated February 3, 2021 between Greenpro Venture Capital Limited and Angkasa-X Holdings Corp.**
10.38	Subscription Agreement dated February 19, 2021 between Greenpro Venture Capital Limited and Simson Wellness Tech. Corp.**
10.39	Form of Acquisition Agreement between the Company and Mr. Lee Chong Kuang dated May 18, 2021 (26)
10.40	Form of Share Exchange Agreement between the Company, Greenpro Capital Village Sdn. Bhd. (GCVSB) and the holders of preference shares of GCVSB dated June 1, 2021 (27)
10.41	Subscription Agreement dated June 2, 2021 between Greenpro Venture Capital Limited and Jocom Holdings Corp.**
10.42	Subscription Agreement dated July 13, 2021 between Greenpro Venture Capital Limited and 72 Technology Group Limited**
10.43	Subscription Agreement dated July 30, 2021 between Greenpro Venture Capital Limited and Ata Global Inc.**
10.44	Subscription Agreement dated August 27, 2021 between Greenpro Venture Capital Limited and catTHIS Holdings Corp.**
10.45	Subscription Agreement dated September 27, 2021 between Greenpro Venture Capital Limited and Fruita Bio Limited**
10.46	Consulting Agreement dated October 1, 2021 between the Company and Dennis Burns**
14.1	Code of Ethics (17)
21.1	List of Subsidiaries (17)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*
32.1	Section 1350 Certification of principal executive officer*
32.2	Section 1350 Certification of principal financial officer and principal accounting officer*
99.1	Charter of the Audit Committee (17)
99.2	Audit Committee Pre-Approval Procedures (17)
99.3	Charter of the Compensation Committee (17)
99.4	Charter of the Corporate Governance and Nominating Committee (17)

* Filed herewith

** Previously Filed

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

Greenpro Capital Corp.

Date: July 18, 2022	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee Chong Kuang	President and Chief Executive Officer	July 18, 2022
Lee Chong Kuang	(Principal Executive Officer)

/s/ Loke Che Chan Gilbert	Chairman, Chief Financial Officer	July 18, 2022
Loke Che Chan Gilbert	(Principal Financial and Accounting Officer)

/s/ Chuchottaworn Srirat	Director	July 18, 2022
Chuchottaworn Srirat

/s/ Louis Ramesh Ruben	Director	July 18, 2022
Louis Ramesh Ruben

/s/ Glendening Brent Lewis	Director	July 18, 2022
Glendening Brent Lewis

/s/ Bringuier Christophe Philippe Roland	Director	July 18, 2022
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

