Form 10-Q
period 2022-06-30
Greenpro Capital Corp.
filed 2022-08-12
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 12, 2022, there were 7,867,188 shares, par value $0.0001, of the registrant’s Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(In U.S. dollars, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents (including $38,270 and $12,866 of restricted cash as of June 30, 2022 and December 31, 2021, respectively)	$4,094,007	$5,338,571
Accounts receivable, net of allowance of $6,226 and $133,356 as of June 30, 2022 and December 31, 2021, respectively (including $0 and $41 of net accounts receivable from related parties as of June 30, 2022 and December 31, 2021, respectively)	33,834	30,601
Prepaids and other current assets	594,414	146,661
Due from related parties	1,230,661	1,170,855
Deferred costs of revenue (including $11,640 to related party as of June 30, 2022 and December 31, 2021, respectively)	185,138	123,293
Total current assets	6,138,054	6,809,981

Property and equipment, net	2,651,854	2,860,205
Real Estate investments:
Real estate held for sale	2,072,398	2,205,839
Real estate held for investment, net	663,907	717,823
Intangible assets, net	2,250	2,625
Goodwill	345,809	345,808
Other investments (including $8,407,735 and $9,621,935 of investments in related parties as of June 30, 2022 and December 31, 2021, respectively)	8,407,735	9,621,935
Operating lease right-of-use assets, net	59,448	101,221
Other non-current assets	32,350	45,244
TOTAL ASSETS	$20,373,805	$22,710,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$340,529	$787,595
Due to related parties	716,996	757,283
Income tax payable	1,490	2,342
Operating lease liabilities, current portion	63,617	89,636
Deferred revenue (including $967,700 and $912,980 from related parties as of June 30, 2022 and December 31, 2021, respectively)	2,326,108	2,006,696
Derivative liabilities	530	9,935
Total current liabilities	3,449,270	3,653,487

Operating lease liabilities, net of current portion	-	18,760
Total liabilities	3,449,270	3,672,247

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 7,867,188 shares issued and outstanding at June 30, 2022 (post reverse split) and 78,671,688 shares issued and outstanding at December 31, 2021, respectively	7,867	7,867
Additional paid in capital	50,102,738	50,102,738
Accumulated other comprehensive loss	(178,732)	(26,863)
Accumulated deficit	(33,251,270)	(31,271,808)
Total Greenpro Capital Corp. stockholders’ equity	16,680,603	18,811,934
Noncontrolling interests in consolidated subsidiaries	243,932	226,500

Total stockholders’ equity	16,924,535	19,038,434

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,373,805	$22,710,681

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended June 30		Six months ended June 30,
	2022	2021	2022	2021

REVENUES:
Service revenue (including $448,086 and $376,518 of service revenue from related parties for the three months ended June 30, 2022 and 2021, respectively, and $507,171 and $664,989 of service revenue from related parties for the six months ended June 30, 2022 and 2021, respectively)	$777,552	$757,364	$1,132,585	$1,316,699
Sale of real estate properties	-	-	186,873	-
Rental revenue	30,390	34,661	64,330	64,899
Total revenue	807,942	792,025	1,383,788	1,381,598

COST OF REVENUES:
Cost of service revenue	(72,068)	(87,768)	(136,344)	(171,570)
Cost of real estate properties sold	-	-	(127,341)	-
Cost of rental revenue	(11,907)	(13,491)	(22,700)	(25,306)
Total cost of revenues	(83,975)	(101,259)	(286,385)	(196,876)

GROSS PROFIT	723,967	690,766	1,097,403	1,184,722

OPERATING EXPENSES:
General and administrative (including $17,717 and $1,449 of general and administrative expense to related parties for the three months ended June 30, 2022 and 2021, respectively, and $36,228 and $6,973 of general and administrative expense to related parties for the six months ended June 30, 2022 and 2021, respectively)	(1,028,635)	(1,179,832)	(1,932,774)	(2,561,086)

LOSS FROM OPERATIONS	(304,668)	(489,066)	(835,371)	(1,376,364)

OTHER INCOME (EXPENSES)
Other income	24,975	3,356	75,696	4,122
Interest income	2,966	869	3,576	1,898
Fair value gains of derivative liabilities associated with warrants	3,503	59,265	9,405	39,744
Fair value (losses) gains of options associated with convertible notes	-	(143,200)	-	5,093,720
Gain on extinguishment of convertible notes	-	1,611,379	-	1,611,379
Reversal of write-off notes receivable	-	3,000,000	-	3,000,000
Interest expense	-	(1,560,226)	-	(12,187,264)
Impairment of other investments (including $677,400 and $3,246,000 of related party investments for the three months ended June 30, 2022 and 2021, respectively, and $1,213,800 and $3,246,000 of related party investments for the six months ended June 30, 2022 and 2021, respectively)	(677,400)	(3,246,000)	(1,213,800)	(3,246,000)
Total other expenses	(645,956)	(274,557)	(1,125,123)	(5,682,401)

LOSS BEFORE INCOME TAX	(950,624)	(763,623)	(1,960,494)	(7,058,765)
Income tax expense	(1,536)	(2,634)	(1,536)	(2,634)
NET LOSS	(952,160)	(766,257)	(1,962,030)	(7,061,399)
Net loss (income) attributable to noncontrolling interest	6,380	(4,597)	(17,432)	(7,975)

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(945,780)	(770,854)	(1,979,462)	(7,069,374)
Other comprehensive loss:
- Foreign currency translation loss	(138,310)	(6,176)	(151,869)	(18,696)
COMPREHENSIVE LOSS	$(1,084,090)	$(777,030)	$(2,131,331)	$(7,088,070)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.03)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	78,671,688	65,516,503	78,671,688	62,741,231

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In U.S. dollars, except share data)

(Unaudited)

Three months ended June 30, 2022 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of March 31, 2022 (Unaudited)	78,671,688	$7,867	$50,102,738	$(40,422)	$(32,305,490)	$250,312	$18,015,005
Foreign currency translation	-	-	-	(138,310)	-	-	(138,310)
Net loss	-	-	-	-	(945,780)	(6,380)	(952,160)
Balance as of June 30, 2022 (Unaudited)	78,671,688	$7,867	$50,102,738	$(178,732)	$(33,251,270)	$243,932	$16,924,535

Six months ended June 30, 2022 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2021	78,671,688	$7,867	$50,102,738	$(26,863)	$(31,271,808)	$226,500	$19,038,434
Foreign currency translation	-	-	-	(151,869)	-	-	(151,869)
Net (loss) income	-	-	-	-	(1,979,462)	17,432	(1,962,030)
Balance as of June 30, 2022 (Unaudited)	78,671,688	$7,867	$50,102,738	$(178,732)	$(33,251,270)	$243,932	$16,924,535

Three months ended June 30, 2021 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of March 31, 2021 (Unaudited)	62,107,154	$6,212	$35,816,307	$(39,383)	$(23,220,972)	$206,379	$12,768,543
Fair value of shares issued for other investment	3,000,000	300	7,205,700	-	-	-	7,206,000
Fair value of shares issued for subscription fee	60,000	6	144,114	-	-	-	144,120
Fair value of shares issued from conversion of promissory note	704,738	70	1,641,969	-	-	-	1,642,039
Value of beneficial conversion feature resulting from debt extinguishment	-	-	(2,891,800)	-	-	-	(2,891,800)
Foreign currency translation	-	-	-	(6,176)	-	-	(6,176)
Net (loss) income	-	-	-	-	(770,854)	4,597	(766,257)
Balance as of June 30, 2021 (Unaudited)	65,871,892	$6,588	$41,916,290	$(45,559)	$(23,991,826)	$210,976	$18,096,469

Six months ended June 30, 2021 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2020	61,764,562	$6,178	$25,135,738	$(26,863)	$(16,922,452)	$203,001	$8,395,602
Fair value of shares issued for other investments	3,342,592	334	8,130,666	-	-	-	8,131,000
Fair value of shares issued for subscription fee	60,000	6	144,114	-	-	-	144,120
Fair value of shares issued from conversion of promissory note	704,738	70	1,641,969	-	-	-	1,642,039
Beneficial conversion feature related to convertible notes	-	-	4,010,083	-	-	-	4,010,083
Reclassification of conversion option related to a convertible note	-	-	5,745,520	-	-	-	5,745,520
Value of beneficial conversion feature resulting from debt extinguishment	-	-	(2,891,800)	-	-	-	(2,891,800)
Foreign currency translation	-	-	-	(18,696)	-	-	(18,696)
Net (loss) income	-	-	-	-	(7,069,374)	7,975	(7,061,399)
Balance as of June 30, 2021 (Unaudited)	65,871,892	$6,588	$41,916,290	$(45,559)	$(23,991,826)	$210,976	$18,096,469

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In U.S. dollars)

(Unaudited)

	Six months ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,962,030)	$(7,061,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,243	84,669
Amortization of right-of-use assets	41,219	108,490
Amortization of discount on convertible notes	-	160,077
Amortization of debt issuance costs	-	56,959
Interest expense associated with accretion of convertible notes	-	8,561,440
Interest expense associated with conversion of notes	-	1,700,909
Interest expense due to non-fulfillment of use of proceeds requirements	-	1,105,256
Provision for bad debts	-	13,743
Fair value of shares issued for subscription fee	-	144,120
Reversal of write-off notes receivable	-	(3,000,000)
Impairment of other investment-related party	1,213,800	3,246,000
Loss on forfeiture of other investment	1,650	-
Gain on sale of real estate held of sale	(59,532)	-
Fair value gains of derivative liabilities associated with warrants	(9,405)	(39,744)
Fair value gains of options associated with convertible notes	-	(5,093,720)
Gain on extinguishment of convertible notes	-	(1,611,379)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,233)	103,576
Prepaids and other current assets	(434,859)	(12,266)
Deferred costs of revenue	(61,845)	(16,732)
Accounts payable and accrued liabilities	(447,066)	209,319
Operating lease liabilities	(44,225)	(100,138)
Income tax payable	(852)	-
Deferred revenue	319,412	146,138
Net cash used in operating activities	(1,364,723)	(1,294,682)

Cash flows from investing activities:
Purchase of property and equipment	(2,371)	(35,133)
Purchase of other investments	(1,250)	(3,450)
Proceeds from real estate held for sale	184,211	-
Net cash provided by (used in) investing activities	180,590	(38,583)

Cash flows from financing activities:
Principal payments of loans secured by real estate	-	(80,705)
Advances to related parties	(93,768)	(26,304)
Proceeds from convertible promissory notes, net	-	5,210,000
Collection of notes receivable	-	3,000,000
Convertible note redemptions paid in cash	-	(1,120,000)
Net cash (used in) provided by financing activities	(93,768)	6,982,991

Effect of exchange rate changes in cash and cash equivalents	33,337	2,801
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,244,564)	5,652,527
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	5,338,571	1,086,753

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$4,094,007	$6,739,280

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$2,222	$3,645
Cash paid for interest	$-	$331,691

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of shares issued for other investments	$-	$8,131,000
Fair value of shares issued from conversion of promissory note	$-	$1,642,039
Beneficial conversion feature associated with convertible notes payable	$-	$4,010,083
Reclassification of conversion option associated with convertible notes payable to additional paid in capital	$-	$5,745,520
Derecognition of beneficial conversion feature value from additional paid in capital resulting from debt extinguishment	$-	$2,891,800

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The Condensed Consolidated Balance Sheet information as of December 31, 2021 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Amendment No. 1 to Form 10-K filed with the SEC on July 18, 2022. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2022, the Company incurred a net loss of $1,962,030 and net cash used in operations of $1,364,723. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2021 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

More specifically our business was affected to a large extent by a shut-down of operations both for ourselves and our clients for much of the whole year of 2020. Total revenue for the six months ended June 30, 2022, was $1,383,788 compared to $1,381,598 for the same period in 2021. The slight increase in total revenue was mainly due to sale of real estate properties during the first quarter of 2022. When nation-wide shutdowns were mandated the first half of 2020, there was a corresponding decline in demand for our business services. When business gradually resumed beginning the first half of 2021, we saw a corresponding increase in orders of our business services.

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, the allowance for doubtful accounts receivable, impairment analysis of real estate assets and other long-term assets including goodwill, valuation allowance on deferred income taxes, the assumptions used in the valuation of the derivative liabilities, and the accrual of potential liabilities. Actual results may differ from these estimates.

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

At June 30, 2022 and December 31, 2021, cash included funds held by employees of $42,060 and $0, respectively, and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

	As of June 30, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$2,844,834	$4,137,396
Denominated in Hong Kong Dollars	748,150	895,820
Denominated in Chinese Renminbi	314,812	151,311
Denominated in Malaysian Ringgit	186,211	154,044
Cash, cash equivalents, and restricted cash	$4,094,007	$5,338,571

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

At June 30, 2022, the Company had twenty investments in equity securities without readily determinable fair values of related parties valued at $8,407,735, and ten investments in equity securities without readily determinable fair values of related parties had been fully impaired with carrying value of $nil (see Note 3).

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

Net loss per share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of shares from stock warrants. For the three and six months ended June 30, 2022 and 2021, the only outstanding Common Stock equivalents were warrants for 53,556 potentially dilutive shares outstanding. These warrants have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore, basic and diluted net loss per share were the same.

Foreign currency translation

The consolidated financial statements are presented in United States Dollars (“US$”), which is the functional and reporting currency of the Company. In addition, the Company’s operating subsidiaries maintain their books and records in their respective functional currency, which consists of the Malaysian Ringgit (“MYR”), Chinese Renminbi (“RMB”) and Hong Kong Dollars (“HK$”).

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2022	2021
Period-end MYR : US$1 exchange rate	4.41	4.15
Period-average MYR : US$1 exchange rate	4.29	4.10
Period-end RMB : US$1 exchange rate	6.70	6.46
Period-average RMB : US$1 exchange rate	6.50	6.46
Period-end HK$ : US$1 exchange rate	7.85	7.77
Period-average HK$ : US$1 exchange rate	7.83	7.76

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

As of June 30, 2022 and December 31, 2021, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of derivative liabilities of $530 and $9,935, respectively (see Note 5). The following table sets forth a summary of the changes in the estimated fair value of our derivative during the six-month period ended June 30, 2022:

Derivative liability
Fair value as of December 31, 2021 (Audited)	$9,935
Fair value gains of derivative liability associated with warrants	(9,405)
Fair value as of June 30, 2022 (Unaudited)	$530

Concentrations of risks

For the three months ended June 30, 2022, two customers accounted for 45% (31% and 14%) of revenues, as compared to two customers accounted for 40% (23% and 17%) of revenues for the three months ended June 30, 2021. For the six months ended June 30, 2022, two customers accounted for 32% (18% and 14%) of revenues, as compared to two customers accounted for 38% (24%, and 14%) of revenues for the six months ended June 30, 2021.

One customer accounted for 14% of net accounts receivable and three customers accounted for 56% (40%, 10% and 6%) of net accounts receivable as of June 30, 2022 and December 31, 2021, respectively.

For the three and six months ended June 30, 2022 and 2021, no vendor accounted for 10% or more of the Company’s cost of revenues.

Three vendors accounted for 82% (35%, 24% and 23%) of accounts payable and three vendors accounted for 65% (47%, 9% and 9%) of accounts payable as of June 30, 2022 and December 31, 2021, respectively.

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) in accounting for the sale of real estate properties. The Company records the sale based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset to the buyer. During the three and six months ended June 30, 2022, no revenue from sale of real estate property and revenue from sale of one-unit real estate property, respectively. The Company recorded no sales revenue from the real estate property held for sale for the three and six months ended June 30, 2021.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non-listing services	$421,811	$457,364
Corporate advisory – Listing services	355,741	300,000
Rental of real estate properties	30,390	34,661
Total revenue	$807,942	$792,025

	Three Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$311,570	$578,879
Malaysia	156,849	146,940
China	339,523	66,206
Total revenue	$807,942	$792,025

	Six Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non-listing services	$776,844	$816,699
Corporate advisory – Listing services	355,741	500,000
Rental of real estate properties	64,330	64,899
Sale of real estate properties	186,873	-
Total revenue	$1,383,788	$1,381,598

	Six Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$737,698	$957,042
Malaysia	268,434	282,841
China	377,656	141,715
Total revenue	$1,383,788	$1,381,598

Our contract balances include deferred costs of revenue and deferred revenue.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Six Months Ended June 30, 2022
(Unaudited)
Deferred revenue, January 1, 2022	$2,006,696
New contract liabilities	675,153
Performance obligations satisfied	(355,741)
Deferred revenue, June 30, 2022	$2,326,108

Deferred Costs of Revenue

For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded for any costs incurred in advance of the performance obligation.

Deferred revenue and deferred costs of revenue at June 30, 2022 and December 31, 2021 are classified as current assets or current liabilities and totaled:

	As of June 30, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Deferred revenue	$2,326,108	$2,006,696
Deferred costs of revenue	$185,138	$123,293

NOTE 3 - OTHER INVESTMENTS

	As of	As of
	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Investment in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$51,613	$51,613
(2) Other related parties	8,356,122	9,570,322
Total	$8,407,735	$9,621,935

Investment in equity securities without readily determinable fair values of affiliates (related parties):

Equity securities without readily determinable fair values are investments in companies without readily determinable market values. The Company adopted the guidance of ASC 321, Investments - Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of same issuer (the “Measurement Alternative”). The fair value of equity securities without readily determinable fair values that have been remeasured due to impairment are classified within Level 3. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired. For the three and six months ended June 30, 2022, the Company recognized an impairment loss of $677,400 and $1,213,800, respectively for one of the equity securities without readily determinable fair values. During the year ended December 31, 2021, the Company recognized impairment of $5,349,600 for one of the investments in equity securities without readily determinable fair values.

In addition, the Company held equity securities without readily determinable fair values that were recorded at cost. For these cost method investments, we recorded as other investments in our condensed consolidated balance sheets. We reviewed all of our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally used discounted cash flow analyses to that the fair values of our cost method investments approximated or exceeded their carrying values as of June 30, 2022. Our cost method investments had a carrying value of $8,407,735 as of June 30, 2022.

(a) Agape ATP Corporation:

On January 21, 2022, Greenpro Venture Capital Limited, a subsidiary of the Company (“GVCL”) entered into a forfeiture agreement with Agape ATP Corporation (“Agape”). Pursuant to the agreement, GVCL agreed to transfer 16,500,000 shares out of its total invested 17,500,000 shares of common stock of Agape to Agape for nil consideration. As a result, GVC recognized a loss on forfeiture of other investment of $1,650. As of June 30, 2022, GVCL still owns 1,000,000 shares of common stock of Agape and recognized the investment under a historical cost of $100 or $0.0001 per share.

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

(c) REBLOOD Biotech Corp.:

On April 1, 2022, GVCL entered into a subscription agreement with REBLOOD Biotech Corp., a Nevada corporation, which provides health management and biotechnology services (“REBLOOD”). Pursuant to the agreement, GVCL acquired 1,000,000 shares of common stock of REBLOOD at a price of $100 or $0.0001 per share. The investment was recognized at a historical cost of $100 under other investments.

(d) Best2bid Technology Corp.:

On June 9, 2022, GVCL entered into a subscription agreement with Best2bid Technology Corp., a Nevada corporation, which provides an online bidding cum e-commerce platform enabling participants to auction or sell their merchandise to bidders (“Best2bid”). Pursuant to the agreement, GVCL acquired 5,500,000 shares of common stock of Best2bid at a price of $550 or $0.0001 per share. The investment was recognized at a historical cost of $550 under other investments.

The Company had cost method investments without readily determinable fair values with a carrying value of $8,407,735 and $9,621,935 as of June 30, 2022, and December 31, 2021, respectively.

On June 30, 2022 and December, 31 2021, the carrying values of equity securities without readily determinable fair values are as follows:

	As of	As of
	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Original cost	$15,547,014	$15,545,764
Unrealized gains (losses)	-	-
Provision for impairment or decline in value	(7,137,629)	(5,923,829)
Forfeiture of partial investment	(1,650)	-
Equity securities without readily determinable fair values, net	$8,407,735	$9,621,935

Impairment of other investments

For the three and six months ended June 30, 2022, the Company recognized an impairment loss of $677,400 and $1,213,800, respectively of other investments. As of June 30, 2022 and December 31, 2021, balance of provision for impairment loss of other investments was $7,137,629 and of $5,923,829, respectively.

NOTE 4 - OPERATING LEASES

The Company has three separate operating lease agreements for one office space in Hong Kong with a term of two years, one office space in Kuala Lumpur and another office space in Labuan both with a term of one year, respectively. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(Unaudited)	(Unaudited)
Lease Cost
Operating lease costs included in the measurement of lease liabilities for the six months ended June 30, 2022 and 2021, respectively	$43,011	$111,418

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2022 and 2021, respectively	$45,978	$103,060
Weighted average remaining lease term - operating leases (in years)	0.71	1.71
Average discount rate - operating leases	4.0%	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

	As of June 30, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Operating lease assets and liabilities
Long-term ROU assets	$59,448	$101,221

Short-term lease liabilities	$63,617	$89,636
Long-term lease liabilities	-	18,760
Total lease liabilities	$63,617	$108,396

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Leases Liabilities
(Unaudited)
2022 (remaining 6 months)	$45,875
2023	18,745
Total lease payments	64,620
Less: Imputed interest/present value discount	(1,003)
Present value of lease liabilities	$63,617

Lease expenses were $27,442 and $55,346 during the three and six months ended June 30, 2022, respectively, and $49,924 and $127,568 during the three and six months ended June 30, 2021, respectively.

NOTE 5 - DERIVATIVE LIABILITIES

At June 30, 2022, the Company has outstanding warrants exercisable into 53,556 shares of the Company’s Common Stock. The strike price of warrants is denominated in US dollars. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as the derivative liabilities upon issuance. The derivative liabilities are re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2021, the balance of the derivative liabilities related to warrants was $9,935. During the six months ended June 30, 2022, the Company recorded a decrease in fair value of derivatives of $9,405. At June 30, 2022, the balance of the derivative liabilities related to warrants was $530.

The derivative liabilities related to warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Risk-free interest rate	$3.1%	$1.9%
Expected volatility	170%	174%
Contractual life (in years)	1.0 years	1.4 years
Expected dividend yield	0.00%	0.00%
Fair value of warrants	$530	$9,935

The risk-free interest rate is based on the yield available on U.S. Treasury securities. The Company estimates volatility based on the historical volatility of its Common Stock. The contractual life of the warrants is based on the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future. For the six months ended June 30, 2022, the Company recognized a fair value gain of $9,405 associated with the revaluation of above derivative liabilities.

NOTE 6 - WARRANTS

In 2018, the Company issued warrants exercisable into 53,556 shares of Common Stock. The warrants were fully vested when issued, have an exercise price of $7.20 per share, and expire in 2023. A summary of warrant activity during the six months ended June 30, 2022 is presented below:

			Remaining
	Number		Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Warrants outstanding at December 31, 2021	53,556	$7.20
Granted	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding at June 30, 2022 (Unaudited)	53,556	$7.20	1.0
Warrants exercisable at June 30, 2022 (Unaudited)	53,556	$7.20	1.0

At June 30, 2022, the intrinsic value of outstanding warrants was zero.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts receivable from related parties:	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Accounts receivable, net - related parties
- Related party B (net of allowance of $0 and $41 as of June 30, 2022 and December 31, 2021, respectively)	$-	$41

Due from related parties:	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Due from related parties
- Related party B	563,301	503,361
- Related party D	606,296	606,430
- Related party G	1,064	1,064
- Related party H	60,000	60,000
Total	$1,230,661	$1,170,855

The amounts due from related parties are interest-free, unsecured and have no fixed terms of repayment.

Due to related parties:	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Due to related parties
- Related party A	$53,648	$29,512
- Related party B	1,503	1,513
- Related party G	396	780
- Related party I	1,543	2,257
- Related party J	620,843	701,781
- Related party K	39,063	21,440
Total	$716,996	$757,283

The amounts due to related parties are interest-free, unsecured and have no fixed terms of repayment.

	For the six months ended June 30,
Related party revenue and expense transactions:	2022	2021
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$15,375	$79,391
- Related party B	456,809	563,073
- Related party C	-	115
- Related party D	17,545	16,579
- Related party E	4,296	3,819
- Related party G	12,541	1,427
- Related party I	560	585
- Related party K	45	-
Total	$507,171	$664,989

General and administrative expenses to related parties
- Related party A	$3,196	$4,397
- Related party B	3,182	1,932
- Related party D	-	644
- Related party I	8,394	-
- Related party K	21,456	-
Total	$36,228	$6,973

Impairment of other investments in related parties:
- Related party B	$1,213,800	$3,246,000

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

Related party H represents a company in which we currently have an approximate 49% equity-method investment. During 2018, the Company acquired 49% of related party H for total consideration of $368,265. At December 31, 2018, the Company determined that its investments in Related party H was impaired and recorded an impairment of other investments of $368,265. On June 30, 2022 and December 31, 2021, amounts due from Related party H are unsecured, bear no interest, and are payable upon demand.

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

NOTE 8 - SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments that are based on the following business units: service business and real estate business. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing, and distribution processes. The Company operates two reportable business segments:

●	Service business - provision of corporate advisory and business solution services

●	Real estate business - leasing and trading of commercial real estate properties in Hong Kong and Malaysia

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the six months ended June 30, 2022 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$251,203	$1,132,585	$-	$1,383,788
Cost of revenues	(150,041)	(136,344)	-	(286,385)
Depreciation and amortization	(15,919)	(62,459)	(3,865)	(82,243)
Impairment	-	-	(1,213,800)	(1,213,800)
Net income (loss)	43,583	(1,554,363)	(451,250)	(1,962,030)

Total assets	2,150,178	7,542,246	10,681,381	20,373,805
Capital expenditures for long-lived assets	$-	$2,371	$-	$2,371

	For the six months ended June 30, 2021 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$64,899	$1,316,699	$-	$1,381,598
Cost of revenues	(25,306)	(171,570)	-	(196,876)
Depreciation and amortization	(78,352)	(1,556)	(4,761)	(84,669)
Net income (loss)	19,938	(3,842,690)	(3,238,647)	(7,061,399)

Total assets	2,363,316	14,953,540	7,946,633	25,263,489
Capital expenditures for long-lived assets	$-	$7,241,133	$928,450	$8,169,583

(b) By Geography*

	For the six months ended June 30, 2022 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$737,698	$268,434	$377,656	$1,383,788
Cost of revenues	(157,009)	(104,786)	(24,590)	(286,385)
Depreciation and amortization	(7,276)	(15,919)	(59,048)	(82,243)
Impairment	(1,213,800)	-	-	(1,213,800)
Net (loss) income	(2,074,652)	87,816	24,806	(1,962,030)

Total assets	15,322,562	2,082,098	2,969,145	20,373,805
Capital expenditures for long-lived assets	$-	$1,225	$1,146	$2,371

	For the six months ended June 30, 2021 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$957,042	$282,841	$141,715	$1,381,598
Cost of revenues	(83,452)	(98,958)	(14,466)	(196,876)
Depreciation and amortization	(6,149)	(16,819)	(61,701)	(84,669)
Net (loss) income	(6,937,224)	154,917	(279,092)	(7,061,399)

Total assets	19,943,054	1,168,435	4,152,000	25,263,489
Capital expenditures for long-lived assets	$8,165,225	$2,079	$2,279	$8,169,583

*	Revenues and costs are attributed to countries based on the location where the entities operate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Amendment No. 1 to Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on July 18, 2022 (the “Form 10-K/A”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K/A. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

During the three and six months ended June 30, 2022 and 2021, we operated in three regions: Hong Kong, Malaysia and China. We derived revenue from the provision of services and sales or rental activities of our commercial properties.

The Company effected a 10:1 reverse split of its common stock on July 28, 2022.

Comparison of the three months ended June 30, 2022 and 2021

Total revenue

Total revenue was $807,942 and $792,025 for the three months ended June 30, 2022 and 2021, respectively. The increased amount of $15,917 was primarily due to an increase in the revenue from our business services. We expect revenue from our business services segment to steadily improve as we expand our businesses into new territories and as the effects of the COVID-19 pandemic wane.

Service business revenue

Revenue from the provision of business services was $777,552 and $757,364 for the three months ended June 30, 2022 and 2021, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We experienced a slight increase in service revenue as some listing service obligations were completed during the three months ended June 30, 2022.

Real estate business

Sale of real estate properties

There was no revenue generated from the sale of real estate properties for the three months ended June 30, 2022 and 2021, respectively.

Rental revenue

Revenue from rentals was $30,390 and $34,661 for the three months ended June 30, 2022 and 2021, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total operating costs and expenses

Total operating costs and expenses were $1,112,610 and $1,281,091 for the three months ended June 30, 2022 and 2021, respectively. They consist of cost-of-service revenue, cost of rental revenue, and general and administrative expenses.

Loss from operations for the three months ended June 30, 2022 and 2021 was $304,668 and $489,066, respectively. A decrease in loss from operations was mainly due to a decrease in general and administrative expenses of $151,197.

Cost of service revenue

Cost of revenue on provision of services was $72,068 and $87,768 for the three months ended June 30, 2022 and 2021, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

A decrease of cost-of-service revenue was mainly due to a decrease of other professional fees directly attributable to the services for the three months ended June 30, 2022.

Cost of real estate properties sold

There was no cost incurred for the sale of real estate properties for the three months ended June 30, 2022 and 2021, respectively.

Cost of rental revenue

Cost of rental revenue was $11,907 and $13,491 for the three months ended June 30, 2022 and 2021, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants. A slight decrease of cost of rental revenue was mainly due to a decrease in commission fees incurred for the three months ended June 30, 2022 as compared to the same fee incurred for the three months ended June 30, 2021.

General and administrative expenses

General and administrative (“G&A”) expenses were $1,028,635 and $1,179,832 for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022, G&A expenses consisted primarily of employees’ salaries and allowances of $381,974, directors’ salaries and compensation of $162,995, advertising and promotion expenses of $118,747, legal service fee of $83,057, consulting fees of $69,782, and other professional fees of $51,129, respectively. We expect our G&A expenses will slightly increase as we integrate our business acquisitions, expand our existing business, and develop new markets in other regions.

Other income or expenses

Net other expenses were $645,956 and $274,557 for the three months ended June 30, 2022 and 2021, respectively. Impairment of other investment was $677,400 for the three months ended June 30, 2022, while impairment of other investment was $3,246,000 for the three months ended June 30, 2021. Fair value gains associated with warrants was $3,503 for the three months ended June 30, 2022, while a loss on change in fair value of derivative liabilities was $83,935 which was composed of fair value loss of options associated with convertible notes of $143,200 and offset by a fair value gain associated with warrants of $59,265 for the three months ended June 30, 2021. Interest expense was $0 for the three months ended June 30, 2022, while interest expense was $1,560,226 which mainly consisted of interest expense associated with convertible notes of $1,540,977 for the three months ended June 30, 2021. Gain on extinguishment of convertible notes of $1,611,379 and reversal of write-off notes receivable of $3,000,000 were recorded for the three months ended June 30, 2021, but no such gain or reversal was recorded during the same period in 2022.

Interest expenses

Total interest expenses were $0 and $1,560,226 for the three months ended June 30, 2022 and 2021, respectively.

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

Net loss

Net loss was $952,160 and $766,257 for the three months ended June 30, 2022 and 2021, respectively. An increase in net loss was mainly due to a decrease in other income in three months ended June 30, 2022.

Net income or loss attributable to noncontrolling interest

The Company records net income or loss attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

For the three months ended June 30, 2022, the Company recorded net loss attributable to a noncontrolling interest of $6,380, as compared to net income attributable to a noncontrolling interest of $4,597 for the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2022 and 2021

Total revenue

Total revenue was $1,383,788 and $1,381,598 for the six months ended June 30, 2022 and 2021, respectively. A slight increase of revenue was mainly due to the sale of one-unit real estate property of $186,873 and offset by a decreased service revenue of $184,114. We expect revenue from our business services segment to steadily improve as we expand our businesses into new territories and as the effects of the COVID-19 pandemic wane.

Service business revenue

Revenue from the provision of business services was $1,132,585 and $1,316,699 for the six months ended June 30, 2022 and 2021, respectively. It was derived principally from business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We experienced decreased revenue of $184,114, mainly due to a decrease of revenue from listing services for the six months ended June 30, 2022 in comparison with the same period in 2021.

Real estate business

Sale of real estate properties

Revenue from the sale of real estate property was $186,873 for the six months ended June 30, 2022, which was derived from the sale of one commercial property located in Hong Kong. There was no revenue generated from the sale of real estate property for the six months ended June 30, 2021.

Rental revenue

Revenue from rentals was $64,330 and $64,899 for the six months ended June 30, 2022 and 2021, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total operating costs and expenses

Total operating costs and expenses were $2,219,159 and $2,757,962 for the six months ended June 30, 2022 and 2021, respectively. They consist of cost-of-service revenue, cost of real estate properties sold, cost of rental revenue and G&A expenses. The Company incurred $1,932,774 and $2,561,086 of G&A expenses for the six months ended June 30, 2022 and 2021, respectively.

Cost of service revenue

Cost of revenue on provision of services were $136,344 and $171,570 for the six months ended June 30, 2022 and 2021, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered. A decrease of cost-of-service revenue was mainly due to a decrease of other professional fees directly attributable to the services for the six months ended June 30, 2022.

Cost of real estate properties sold

Cost of revenue on real estate property sold was $127,341 for the six months ended June 30, 2022. It primarily consisted of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred. There was no revenue generated from the sale of real estate property for the six months ended June 30, 2021, hence no cost was recorded.

Cost of rental revenue

Cost of rental revenue was $22,700 and $25,306 for the six months ended June 30, 2022 and 2021, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants. A slight decrease of cost of rental revenue was mainly due to a decrease in commission fees incurred for the six months ended June 30, 2022 as compared to the same fees incurred for the six months ended June 30, 2021.

General and administrative expenses

G&A expenses were $1,932,774 and $2,561,086 for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, G&A expenses consisted primarily of employees’ salaries and allowances of $728,710, directors’ salaries and compensation of $326,639, advertising and promotion expenses of $156,456, consulting fee of $131,569, legal service fee of $127,732, and other professional fee of $114,517, respectively. We expect our G&A expenses will slightly increase as we integrate our business acquisitions, expand our existing business, and develop new markets in other regions.

Other income or expenses

Net other expenses were $1,125,123 and $5,682,401 for the six months ended June 30, 2022 and 2021, respectively. Impairment of other investment was $1,213,800 for the six months ended June 30, 2022, while impairment of the same investment was $3,246,000 for the six months ended June 30, 2021. Gain on change in fair value associated with warrants was $9,405 for the six months ended June 30, 2022, while a gain on change in fair value of derivative liabilities was $5,133,464 which was composed of a fair value gain of options associated with convertible notes of $5,093,720 and a fair value gain associated with warrants of $39,744 for the six months ended June 30, 2021. No interest expense was incurred for the six months ended June 30, 2022, as compared to interest expense of $12,187,264 which mainly consisted of interest expense associated convertible notes of $12,148,688 for the six months ended June 30, 2021. Gain on extinguishment of convertible notes of $1,611,379 and reversal of write-off notes receivable of $3,000,000 were recorded for the six months ended June 30, 2021, but no such gain or reversal was recorded during the same period in 2022.

Interest expenses

Total interest expenses were $0 and $12,187,264 for the six months ended June 30, 2022 and 2021, respectively.

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

Net Loss

Net loss was $1,962,030 and $7,061,399 for the six months ended June 30, 2022 and 2021, respectively. A decrease in net loss was mainly due to a decrease of G&A expenses, interest expenses associated with the aforementioned convertible promissory notes and an impairment loss of other investments.

Net income or loss attributable to noncontrolling interest

We record net income or loss attributable to noncontrolling interest in the consolidated statements of operations for any noncontrolling interest of consolidated subsidiaries.

At June 30, 2022, the noncontrolling interest is related to Forward Win International Limited (“FWIL”), which the Company owns a 60% interest in FWIL and the noncontrolling shareholders own the remaining 40% interest of FWIL.

For the six months ended June 30, 2022 and 2021, we recorded net income attributable to a noncontrolling interest of $17,432 and $7,975, respectively.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the six months ended June 30, 2022 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2022.

Contractual Obligations

As of June 30, 2022, one of our subsidiaries leases one office in Hong Kong under a non-cancellable operating lease, with a term of two years commencing from March 15, 2021 to March 14, 2023. One of the Malaysian subsidiaries leases an office in Kuala Lumpur and the other Malaysian subsidiary leases one office in Labuan, which are under a separate non-cancellable operating lease with terms of one year, from April 1, 2022 to March 31, 2023, and from June 15, 2022 to June 14, 2023, respectively. As of June 30, 2022, the future minimum rental payments under these leases in the aggregate are approximately $81,438 and are due as follows: 2022: $56,085 and 2023: $25,353.

Related Party Transactions

Net accounts receivable due from related parties was $0 and $41 as of June 30, 2022 and December 31, 2021, respectively. Other receivable due from related parties was $1,230,661 and $1,170,855 as of June 30, 2022 and December 31, 2021, respectively. Amounts due to related parties were $716,996 and $757,283 as of June 30, 2022 and December 31, 2021, respectively.

For the six months ended June 30, 2022 and 2021, related party service revenue totaled $507,171 and $664,989, respectively.

General and administrative (“G&A”) expenses to related parties were $36,228 and $6,973 for the six months ended June 30, 2022 and 2021, respectively. Impairment of investment in a related party was $1,213,800 and $3,246,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2022 were $4,094,007, while at December 31, 2021, the cash and cash equivalents were $5,338,571. It was decreased by $1,244,564. We estimate the Company currently has sufficient cash available to meet its anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2022, the Company incurred a net loss of $1,962,030 and net cash used in operations of $1,364,723. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2021 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $1,364,723 and $1,294,682 for the six months ended June 30, 2022 and 2021, respectively. The cash used in operating activities in 2022 primarily consisted of a net loss for the period of $1,962,030, an increase in prepayments and other current assets of $434,859 and a decrease in accounts payable and accrued liabilities of $447,066 and offset by impairment of other investment of $1,213,800 and an increase in deferred revenue of $319,412. For the six months ended June 30, 2022, non-cash adjustments totaled $1,269,975, which was mostly composed of non-cash expenses of impairment of other investment of $1,213,800.

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2022 was $180,590, as compared to net cash used in investing activities of $38,583 for the six months ended June 30, 2021.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2022 was $93,768, as compared to net cash provided by financing activities of $6,982,991 for the six months ended June 30, 2021.

The cash used in financing activities in 2022 was advances to related parties of $93,768.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 1, 2022, MFAI filed a Request for Arbitration with Judicial Arbitration and Mediation Services, Inc. (JAMS) dispute resolution services, and on May 2, 2022, the Company filed a Statement of Defense to MFAI’s complaint, in which it denied all principle allegations.

The Parties agreed to an arbitrator to arbitrate the dispute, and on June 20, 2022, pursuant to his Order, submitted a Proposed Joint Scheduling Order to set discovery deadlines and a hearing date, which the arbitrator accepted. In accordance with the Scheduling Order, the Parties have exchanged initial discovery. The current deadline for fact discovery is December 16, 2022, and the hearing has been set for July 14, 2023.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer and principal accounting officer
101. INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenpro Capital Corp.

Date: August 12, 2022	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

