Form 10-Q
period 2022-09-30
Greenpro Capital Corp.
filed 2022-11-14
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 14, 2022, there were 7,875,813 shares, par value $0.0001, of the registrant’s Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(In U.S. dollars, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents (including $38,280 and $12,866 of restricted cash as of September 30, 2022 and December 31, 2021, respectively)	$3,646,166	$5,338,571
Accounts receivable, net of allowance of $8,284 and $133,356 as of September 30, 2022 and December 31, 2021, respectively (including $0 and $41 of net accounts receivable from a related party as of September 30, 2022 and December 31, 2021, respectively)	70,012	30,601
Prepaids and other current assets (including $80,000 and $0 of deposit paid to a related party as of September 30, 2022 and December 31, 2021, respectively)	791,654	146,661
Due from related parties	1,370,463	1,170,855
Deferred cost of revenue (including $11,640 to a related party as of September 30, 2022 and December 31, 2021, respectively)	205,717	123,293
Total current assets	6,084,012	6,809,981

Property and equipment, net	2,469,179	2,860,205
Real Estate investments:
Real estate held for sale	1,651,217	2,205,839
Real estate held for investment, net	624,276	717,823
Intangible assets, net	2,070	2,625
Goodwill	345,808	345,808
Other investments (including $8,161,635 and $9,621,935 of investments in related parties as of September 30, 2022 and December 31, 2021, respectively)	8,161,635	9,621,935
Operating lease right-of-use assets, net	38,539	101,221
Other non-current assets	25,969	45,244
TOTAL ASSETS	$19,402,705	$22,710,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$358,274	$787,595
Due to related parties	531,969	757,283
Income tax payable	-	2,342
Operating lease liabilities, current portion	41,227	89,636
Deferred revenue (including $967,700 and $912,980 from related parties as of September 30, 2022 and December 31, 2021, respectively)	2,142,894	2,006,696
Derivative liabilities	51	9,935
Total current liabilities	3,074,415	3,653,487

Operating lease liabilities, net of current portion	-	18,760
Total liabilities	3,074,415	3,672,247

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 7,875,813 shares issued and outstanding at September 30, 2022 and 7,867,169 shares issued and outstanding at December 31, 2021, respectively (1)	7,876	7,867
Additional paid in capital	50,102,729	50,102,738
Accumulated other comprehensive loss	(322,172)	(26,863)
Accumulated deficit	(33,782,750)	(31,271,808)
Total Greenpro Capital Corp. stockholders’ equity	16,005,683	18,811,934
Noncontrolling interests in consolidated subsidiaries	322,607	226,500

Total stockholders’ equity	16,328,290	19,038,434

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,402,705	$22,710,681

(1)	Issued and outstanding shares of Common Stock have been adjusted for the periods prior to July 28, 2022 to reflect the 10-for-1 reverse stock split effected on that date on a retroactive basis as described in Note 1.

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

REVENUES:
Service revenue (including $41,431 and $74,960 of service revenue from related parties for the three months ended September 30, 2022, and 2021, respectively, and $548,602 and $739,949 of service revenue from related parties for the nine months ended September 30, 2022, and 2021, respectively)	$628,295	$398,856	$1,760,880	$1,715,555
Sale of real estate properties	652,788	-	839,661	-
Rental revenue	25,356	30,510	89,686	95,409
Total revenue	1,306,439	429,366	2,690,227	1,810,964

COST OF REVENUES:
Cost of service revenue	(103,093)	(85,335)	(239,437)	(256,905)
Cost of real estate properties sold	(445,746)	-	(573,087)	-
Cost of rental revenue	(10,489)	(10,506)	(33,189)	(35,812)
Total cost of revenues	(559,328)	(95,841)	(845,713)	(292,717)

GROSS PROFIT	747,111	333,525	1,844,514	1,518,247

OPERATING EXPENSES:
General and administrative (including $17,461 and $2,900 of general and administrative expense to related parties for the three months ended September 30, 2022, and 2021, respectively, and $53,689 and $9,873 of general and administrative expense to related parties for the nine months ended September 30, 2022 and 2021, respectively)	(977,457)	(964,246)	(2,910,231)	(3,525,332)

LOSS FROM OPERATIONS	(230,346)	(630,721)	(1,065,717)	(2,007,085)

OTHER INCOME (EXPENSES)
Other income (including $1,123 and $0 of other income from a related party for the three months ended September 30, 2022, and 2021, respectively, and $1,123 and $0 of other income from a related party for the nine months ended September 30, 2022, and 2021, respectively)	15,297	6,466	90,993	10,588
Interest income	7,865	1,621	11,441	3,519
Fair value gains of derivative liabilities associated with warrants	479	27,678	9,884	67,422
Fair value gains of options associated with convertible notes	-	-	-	5,093,720
Reversal of write-off notes receivable	-	2,000,000	-	5,000,000
Loss on extinguishment of convertible notes	-	(4,593,366)	-	(2,981,987)
Interest expense (including $0 and $750,982 of interest expense related to convertible notes for the three months ended September 30, 2022, and 2021, respectively, and $0 and $12,899,670 of interest expense related to convertible notes for the nine months ended September 30, 2022, and 2021, respectively)	-	(762,253)	-	(12,949,517)
Impairment of other investments (including $246,100 and $2,094,300 of related party investments for the three months ended September 30, 2022, and 2021, respectively, and $1,459,900 and $5,340,300 of related party investments for the nine months ended September 30, 2022, and 2021, respectively)	(246,100)	(2,094,300)	(1,459,900)	(5,340,300)
Total other expenses	(222,459)	(5,414,154)	(1,347,582)	(11,096,555)

LOSS BEFORE INCOME TAX	(452,805)	(6,044,875)	(2,413,299)	(13,103,640)
Income tax expense	-	-	(1,536)	(2,634)
NET LOSS	(452,805)	(6,044,875)	(2,414,835)	(13,106,274)
Net (income) loss attributable to noncontrolling interest	(78,675)	18,512	(96,107)	10,537

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(531,480)	(6,026,363)	(2,510,942)	(13,095,737)
Other comprehensive loss:
- Foreign currency translation loss	(143,440)	(5,050)	(295,309)	(23,746)
COMPREHENSIVE LOSS	$(674,920)	$(6,031,413)	$(2,806,251)	$(13,119,483)

NET LOSS PER SHARE, BASIC AND DILUTED (1)	$(0.07)	$(0.85)	$(0.32)	$(2.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED (1)	7,873,276	7,064,183	7,868,708	6,499,186

(1)	Weighted average shares outstanding and per share amounts have been adjusted for the periods shown to reflect the 10-for-1 reverse stock split effected on July 28, 2022 on a retroactive basis as described in Note 1.

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In U.S. dollars, except share data)

(Unaudited)

Three months ended September 30, 2022 (Unaudited)
	Common Stock (1)		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of June 30, 2022 (Unaudited)	7,867,169	$7,867	$50,102,738	$(178,732)	$(33,251,270)	$243,932	$16,924,535
Roundup of fractional shares upon reverse stock split	8,644	9	(9)	-	-	-	-
Foreign currency translation	-	-	-	(143,440)	-	-	(143,440)
Net (loss) income	-	-	-	-	(531,480)	78,675	(452,805)
Balance as of September 30, 2022 (Unaudited)	7,875,813	$7,876	$50,102,729	$(322,172)	$(33,782,750)	$322,607	$16,328,290

Nine months ended September 30, 2022 (Unaudited)
	Common Stock (1)		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2021	7,867,169	$7,867	$50,102,738	$(26,863)	$(31,271,808)	$226,500	$19,038,434
Roundup of fractional shares upon reverse stock split	8,644	9	(9)	-	-	-	-
Foreign currency translation	-	-	-	(295,309)	-	-	(295,309)
Net (loss) income	-	-	-	-	(2,510,942)	96,107	(2,414,835)
Balance as of September 30, 2022 (Unaudited)	7,875,813	$7,876	$50,102,729	$(322,172)	$(33,782,750)	$322,607	$16,328,290

Three months ended September 30, 2021 (Unaudited)
	Common Stock (1)		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of June 30, 2021 (Unaudited)	6,587,189	$6,588	$41,916,290	$(45,559)	$(23,991,826)	$210,976	$18,096,469
Fair value of shares issued from conversion of promissory notes	1,125,024	1,125	9,825,220	-	-	-	9,826,345
Fair value of shares issued for acquisition	7,953	7	69,183	-	-	37,375	106,565
Value of beneficial conversion feature resulting from debt extinguishment			(2,746,459)	-	-	-	(2,746,459)
Foreign currency translation	-	-	-	(5,050)	-	-	(5,050)
Net loss	-	-	-	-	(6,026,363)	(18,512)	(6,044,875)
Balance as of September 30, 2021 (Unaudited)	7,720,166	$7,720	$49,064,234	$(50,609)	$(30,018,189)	$229,839	$19,232,995

Nine months ended September 30, 2021 (Unaudited)
	Common Stock (1)		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2020	6,176,456	$6,178	$25,135,738	$(26,863)	$(16,922,452)	$203,001	$8,395,602
Fair value of shares issued for other investments	334,259	334	8,130,666	-	-	-	8,131,000
Fair value of shares issued for subscription fee	6,000	6	144,114	-	-	-	144,120
Fair value of shares issued from conversion of promissory notes	1,195,498	1,195	11,467,189	-	-	-	11,468,384
Fair value of shares issued for acquisition	7,953	7	69,183			37,375	106,565
Beneficial conversion feature related to convertible notes	-	-	4,010,083	-	-	-	4,010,083
Reclassification of conversion option related to a convertible note	-	-	5,745,520	-	-	-	5,745,520
Value of beneficial conversion feature resulting from debt extinguishment	-	-	(5,638,259)	-	-	-	(5,638,259)
Foreign currency translation	-	-	-	(23,746)	-	-	(23,746)
Net loss	-	-	-	-	(13,095,737)	(10,537)	(13,106,274)
Balance as of September 30, 2021 (Unaudited)	7,720,166	$7,720	$49,064,234	$(50,609)	$(30,018,189)	$229,839	$19,232,995

(1)	Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 10-for-1 reverse stock split effected on July 28, 2022 on a retroactive basis as described in Note 1.

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In U.S. dollars)

(Unaudited)

	Nine months ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(2,414,835)	$(13,106,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,084	126,589
Amortization of right-of-use assets	62,110	128,625
Amortization of discount on convertible notes	-	206,342
Amortization of debt issuance costs	-	76,380
Interest expense associated with accretion of convertible notes	-	8,561,440
Interest expense associated with conversion of notes	-	2,254,480
Interest expense due to non-fulfillment of use of proceeds requirements	-	1,106,488
Loss on extinguishment of convertible notes	-	2,981,987
Provision for bad debts	784	20,733
Impairment of other investments-related parties	1,459,900	5,340,300
Loss on forfeiture of other investment	1,650	-
Fair value of shares issued for subscription fee	-	144,120
Reversal of write-off notes receivable	-	(5,000,000)
Gain on disposal of a subsidiary	-	(3,854)
Fair value gains of options associated with convertible notes	-	(5,093,720)
Fair value gains of derivative liabilities associated with warrants	(9,884)	(67,422)
Gain on sale of real estate held for sale	(266,574)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(39,411)	147,094
Prepaids and other current assets	(625,718)	(38,261)
Deferred cost of revenue	(82,424)	(37,282)
Accounts payable and accrued liabilities	(429,321)	(65,048)
Operating lease liabilities	(66,597)	(121,789)
Income tax payable	(2,342)	-
Deferred revenue	136,198	229,070
Net cash used in operating activities	(2,157,380)	(2,210,002)

Cash flows from investing activities:
Purchase of property and equipment	(2,244)	(35,638)
Purchase of other investments	(1,250)	(10,875)
Proceeds from real estate held for sale	839,661	-
Proceeds from disposal of subsidiary	-	3,854
Acquisition of business, net of cash acquired	-	81,609
Net cash provided by investing activities	836,167	38,950

Cash flows from financing activities:
Principal payments of loans secured by real estate	-	(1,522,122)
Advances to related parties	(416,382)	(551,759)
Proceeds from convertible promissory notes, net	-	5,210,000
Collection of notes receivable	-	5,000,000
Convertible note redemptions paid in cash	-	(1,120,000)
Net cash (used in) provided by financing activities	(416,382)	7,016,119

Effect of exchange rate changes in cash and cash equivalents	45,190	78,679
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,692,405)	4,923,746
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	5,338,571	1,086,753

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$3,646,166	$6,010,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$3,495	$3,636
Cash paid for interest	$-	$342,961

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of shares issued for acquisition of business	$-	$69,190
Fair value of shares issued for other investments	$-	$8,131,000
Fair value of shares issued from conversion of promissory notes	$-	$11,468,384
Beneficial conversion feature associated with convertible notes payable	$-	$4,010,083
Reclassification of conversion option associated with convertible notes payable to additional paid in capital	$-	$5,745,520
Derecognition of beneficial conversion feature value from additional paid in capital resulting from debt extinguishment	$-	$5,638,259

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The Condensed Consolidated Balance Sheet information as of December 31, 2021 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Amendment No. 1 to Form 10-K filed with the SEC on July 18, 2022. These financial statements should be read in conjunction with that report.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2022, the Company incurred a net loss of $2,414,835 and net cash used in operations of $2,157,380. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2021 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Certain effects of reverse stock split

On July 19, 2022, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effect a reverse split of the Company’s Common Stock at a ratio of 10-for-1 (the “Reverse Stock Split”), effective as of July 28, 2022. On that date, every 10 issued and outstanding shares of the Company’s Common Stock were automatically converted into one outstanding share of Common Stock. As a result of the Reverse Stock Split, the number of the outstanding shares of Common Stock decreased from 78,671,688 (pre-split) shares to 7,875,813 (post-split) shares. In addition, by reducing the number of outstanding shares, the Company’s loss per share in all prior periods increased by a factor of 10. The Reverse Stock Split affected all shares of Common Stock outstanding immediately prior to the effective time of the Reverse Stock Split. In addition, the Reverse Stock Split effected a reduction in the number of shares of Common Stock issuable upon the exercise of the warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split, resulting in a reduction from 53,556 (pre-split) shares to 5,356 (post-split) shares (see Note 6).

No fractional shares are issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares because they hold a number of pre-reverse stock split shares of the Company’s Common Stock not evenly divisible by 10, in lieu of a fractional share, are entitled the number of shares rounded up to the nearest whole share. The Company will issue one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split.

The Reverse Stock Split affected all holders of Common Stock uniformly and did not affect any stockholder’s percentage of ownership interest. The par value of the Company’s Common Stock remained unchanged at $0.0001 per share and the number of authorized shares of Common Stock remained the same after the Reverse Stock Split.

As the par value per share of the Company’s Common Stock remained unchanged at $0.0001 per share, the change in the Common Stock recorded at par value has been reclassified to additional paid-in-capital on a retroactive basis. All references to shares of Common Stock and per share data for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

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

More specifically our business was affected to a large extent by a shut-down of operations both for ourselves and our clients for much of the whole year of 2020. Total revenue for the nine months ended September 30, 2022, was $2,690,227 compared to $1,810,964 for the same period in 2021. The increase in total revenue was mainly due to sale of real estate properties during the first quarter and third quarter of 2022. When nation-wide shutdowns were mandated the first half of 2020, there was a corresponding decline in demand for our business services. When business gradually resumed beginning the first half of 2021, we saw a corresponding increase in orders of our business services.

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

Additionally, the COVID-19 pandemic may also affect our overall ability to react timely to mitigate the impact of this event and may hamper our efforts to contact our service providers and advisors and to provide our investors with timely information and comply with our filing obligations with the SEC, especially in the event of office closures, stay-in-place orders and a ban on travel or quarantines. We are still assessing our business operations and the impact COVID-19 may have on our results and financial condition in the future, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular.

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

At September 30, 2022 and December 31, 2021, cash included funds held by employees of $38,856 and $0, respectively, and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

	As of September 30, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$2,088,484	$4,137,396
Denominated in Hong Kong Dollars	1,038,054	895,820
Denominated in Chinese Renminbi	373,664	151,311
Denominated in Malaysian Ringgit	137,574	154,044
Denominated in Euro	8,390	-
Cash, cash equivalents, and restricted cash	$3,646,166	$5,338,571

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

At September 30, 2022, the Company had thirty investments in equity securities without readily determinable fair values of related parties valued at $8,161,635, from which twelve investments in equity securities without readily determinable fair values of related parties had been fully impaired with carrying value of $nil, respectively (see Note 3).

At December 31, 2021, the Company had twenty seven investments in equity securities without readily determinable fair values of related parties valued at $9,621,935, from which ten investments in equity securities without readily determinable fair values of related parties had been fully impaired with carrying value of $nil, respectively (see Note 3).

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

Net loss per share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of shares from stock warrants. For the three and nine months ended September 30, 2022 and 2021, the only outstanding Common Stock equivalents were warrants for 5,356 potentially dilutive shares outstanding. These warrants have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore, basic and diluted net loss per share were the same.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2022	2021
Period-end MYR : US$1 exchange rate	4.64	4.18
Period-average MYR : US$1 exchange rate	4.37	4.13
Period-end RMB : US$1 exchange rate	7.12	6.47
Period-average RMB : US$1 exchange rate	6.64	6.46
Period-end HK$ : US$1 exchange rate	7.85	7.79
Period-average HK$ : US$1 exchange rate	7.84	7.77

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

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, prepaids and other current assets, accounts payable and accrued liabilities, income tax payable, deferred cost of revenue, deferred revenue, and due to related parties, approximate their fair values because of the short-term nature of these financial instruments.

As of September 30, 2022 and December 31, 2021, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of derivative liabilities of $51 and $9,935, respectively (see Note 5). The following table sets forth a summary of the changes in the estimated fair value of our derivative during the nine-month period ended September 30, 2022:

Derivative liability
Fair value as of December 31, 2021 (Audited)	$9,935
Fair value gains of derivative liability associated with warrants	(9,884)
Fair value as of September 30, 2022 (Unaudited)	$51

Concentrations of risks

For the three months ended September 30, 2022, three customers accounted for 67% (28%, 22% and 17%) of revenues, as compared to the three months ended September 30, 2021, no customer accounted for 10% or more of the Company’s revenues. For the nine months ended September 30, 2022 and 2021, three customers accounted for 33% (13%, 11% and 9%) and 34% (19%, 11% and 4%) of revenues, respectively.

Three customers accounted for 57% (33%, 12% and 12%) and 56% (40%, 10% and 6%) of net accounts receivable as of September 30, 2022 and December 31, 2021, respectively.

For the three and nine months ended September 30, 2022 and 2021, no vendor accounted for 10% or more of the Company’s cost of revenues.

Three vendors accounted for 84% (63%, 14% and 7%) and 65% (47%, 9% and 9%) of accounts payable as of September 30, 2022 and December 31, 2021, respectively.

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

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. This standard became effective for the Company beginning on January 1, 2022. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company adopted this guidance effective January 1, 2022, and the adoption of this standard did not have a material impact on its consolidated financial statements.

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

Revenue from services

For certain service contracts, we assist or provide advisory to clients in capital market listings (“Listing services”), our services provided to clients are considered as our performance obligations. Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation is not completed, deferred cost of revenue is recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and when needed may record a liability if a determination is made that costs will exceed revenue.

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) in accounting for the sale of real estate properties. The Company records the sale based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset to the buyer. During the three and nine months ended September 30, 2022, the Company recorded revenues from the sale of two and three real estate property units, respectively. The Company recorded no sales revenue from the real estate property held for sale for the three and nine months ended September 30, 2021, respectively.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory - Non-listing services	$340,441	$378,856
Corporate advisory - Listing services	287,854	20,000
Rental of real estate properties	25,356	30,510
Sale of real estate properties	652,788	-
Total revenue	$1,306,439	$429,366

	Three Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$856,319	$231,407
Malaysia	119,390	172,546
China	330,730	25,413
Total revenue	$1,306,439	$429,366

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory - Non-listing services	$1,117,285	$1,195,555
Corporate advisory - Listing services	643,595	520,000
Rental of real estate properties	89,686	95,409
Sale of real estate properties	839,661	-
Total revenue	$2,690,227	$1,810,964

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$1,594,017	$1,188,449
Malaysia	387,824	455,387
China	708,386	167,128
Total revenue	$2,690,227	$1,810,964

The Company’s balance of contract includes deferred cost of revenue and deferred revenue.

Deferred Revenue

Deferred revenue primarily consists of deferred service revenue. For the service contracts where the Company’s performance obligation is not completed, deferred revenue is recorded for any payments received in advance by the Company before the completion of its performance obligation. Changes in deferred revenue were as follows:

Nine Months Ended September 30, 2022
(Unaudited)
Deferred revenue, January 1, 2022	$2,006,696
New contract liabilities	779,793
Performance obligations satisfied	(643,595)
Deferred revenue, September 30, 2022	$2,142,894

Deferred Cost of Revenue

Deferred cost of revenue mainly consists of the direct costs associated with the services provided. For the service contracts where the Company’s performance obligation is not completed, deferred cost of revenue is recorded when the costs incurred.

Deferred revenue and deferred cost of revenue at September 30, 2022 and December 31, 2021 are classified as current assets or current liabilities and totaled:

	As of September 30, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Deferred revenue	$2,142,894	$2,006,696
Deferred cost of revenue	$205,717	$123,293

NOTE 3 - OTHER INVESTMENTS

	As of	As of
	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Investments in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$51,613	$51,613
(2) Other related parties	8,110,022	9,570,322
Total	$8,161,635	$9,621,935

Investments in equity securities without readily determinable fair values of affiliates (related parties):

Equity securities without readily determinable fair values are investments in companies without readily determinable market values. The Company adopted the guidance of ASC 321, Investments - Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of same issuer (the “Measurement Alternative”). The fair value of equity securities without readily determinable fair values that have been remeasured due to impairment are classified within Level 3. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired. For the three and nine months ended September 30, 2022, the Company recognized an impairment loss of $246,100 and $1,459,900, respectively for three of the investments in equity securities without readily determinable fair values. During the year ended December 31, 2021, the Company recognized impairment of $5,349,600 for one of the investments in equity securities without readily determinable fair values.

In addition, the Company held equity securities without readily determinable fair values that were recorded at cost. For these cost method investments, we recorded as other investments in our condensed consolidated balance sheets. We reviewed all of our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally used discounted cash flow analyses to that the fair values of our cost method investments approximated or exceeded their carrying values as of September 30, 2022. Our cost method investments had a carrying value of $8,161,635 as of September 30, 2022.

(a) Agape ATP Corporation:

On January 21, 2022, Greenpro Venture Capital Limited, a subsidiary of the Company (“GVCL”) entered into a forfeiture agreement with Agape ATP Corporation (“Agape”). Pursuant to the agreement, GVCL agreed to transfer 16,500,000 shares out of its total invested 17,500,000 shares of common stock of Agape to Agape for nil consideration. As a result, GVCL recognized a loss on forfeiture of other investment of $1,650. As of September 30, 2022, GVCL still owns 1,000,000 shares of common stock of Agape and recognized the investment under a historical cost of $100 or $0.0001 per share.

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

The Company had cost method investments without readily determinable fair values with a carrying value of $8,161,635 and $9,621,935 as of September 30, 2022, and December 31, 2021, respectively.

On September 30, 2022 and December, 31 2021, the carrying values of equity securities without readily determinable fair values are as follows:

	As of	As of
	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Original cost	$15,547,014	$15,545,764
Unrealized gains (losses)	-	-
Provision for impairment or decline in value	(7,383,729)	(5,923,829)
Forfeiture of partial investment	(1,650)	-
Equity securities without readily determinable fair values, net	$8,161,635	$9,621,935

Impairment of other investments

For the three and nine months ended September 30, 2022, the Company recognized an impairment loss of other investments of $246,100 and $1,459,900, respectively. As of September 30, 2022 and December 31, 2021, closing balance of provision for impairment loss of other investments was $7,383,729 and $5,923,829, respectively.

NOTE 4 - OPERATING LEASES

The Company has three separate operating lease agreements for one office space in Hong Kong with a term of two years, one office space in Kuala Lumpur and another office space in Labuan both with a term of one year, respectively. Other than these three separate leases, the Company does not have other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(Unaudited)	(Unaudited)
Lease Cost
Operating lease costs included in the measurement of lease liabilities for the nine months ended September 30, 2022 and 2021, respectively	$64,463	$133,002

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2022 and 2021, respectively	$68,908	$126,146
Weighted average remaining lease term - operating leases (in years)	0.46	1.46
Average discount rate - operating leases	4.0%	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

	As of September 30, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Operating lease assets and liabilities
Long-term ROU assets	$38,539	$101,221

Short-term lease liabilities	$41,227	$89,636
Long-term lease liabilities	-	18,760
Total lease liabilities	$41,227	$108,396

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Leases Liabilities
(Unaudited)
2022 (remaining 3 months)	$22,930
2023	18,738
Total lease payments	41,668
Less: Imputed interest/present value discount	(441)
Present value of lease liabilities	$41,227

Lease expenses were $28,330 and $83,676 during the three and nine months ended September 30, 2022, respectively, and $25,580 and $153,148 during the three and nine months ended September 30, 2021, respectively.

NOTE 5 - DERIVATIVE LIABILITIES

On July 19, 2022, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effect a reverse split of the Company’s Common Stock at a ratio of 10-for-1 (the “Reverse Stock Split”), effective as of July 28, 2022. The Reverse Stock Split effected a reduction in the number of shares of Common Stock issuable upon the exercise of the warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split. As a result of the Reverse Stock Split, the number of the outstanding warrants exercisable into the Company’s Common Stock was reduced from 53,556 (pre-split) shares to 5,356 (post-split) shares (see Note 6).

Warrant activity including the number of shares and the exercise price per share has been adjusted for all periods presented in this Quarterly Report to reflect the Reverse Stock Split effected on July 28, 2022 on a retroactive basis.

At September 30, 2022, the Company has outstanding warrants exercisable into 5,356 shares of the Company’s Common Stock. The strike price of warrants is denominated in US dollars. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as the derivative liabilities upon issuance. The derivative liabilities are re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2021, the balance of the derivative liabilities related to warrants was $9,935. During the nine months ended September 30, 2022, the Company recorded a decrease in fair value of derivatives of $9,884. At September 30, 2022, the balance of the derivative liabilities related to warrants was $51.

The derivative liabilities related to warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of	As of
	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Risk-free interest rate	$3.79%	$1.9%
Expected volatility	172%	174%
Contractual life (in years)	0.7 years	1.4 years
Expected dividend yield	0.00%	0.00%
Fair value of warrants	$51	$9,935

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

For the nine months ended September 30, 2022, the Company recognized a fair value gain of $9,884 associated with the revaluation of above derivative liabilities.

NOTE 6 - WARRANTS

In 2018, the Company issued warrants exercisable into 53,556 shares of Common Stock at an exercise price of $7.20 per share and will expire in 2023. The warrants were fully vested when issued.

On July 19, 2022, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effect a reverse split of the Company’s Common Stock at a ratio of 10-for-1 (the “Reverse Stock Split”), effective as of July 28, 2022. The Reverse Stock Split effected a reduction in the number of shares of Common Stock issuable upon the exercise of the warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split. As a result of the Reverse Stock Split, the number of the outstanding warrants exercisable into the Company’s Common Stock was reduced from 53,556 (pre-split) shares to 5,356 (post-split) shares (see Note 5) and the exercise price of the warrants was adjusted from $7.2 (pre-split) per share to $72 (post-split) per share.

Warrant activity including the number of shares and the exercise price per share has been adjusted for all periods presented in this Quarterly Report to reflect the Reverse Stock Split effected on July 28, 2022 on a retroactive basis.

A summary of warrant activity during the nine months ended September 30, 2022 is presented below:

			Remaining
	Number		Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Warrants outstanding at December 31, 2021	5,356	$72.00
Granted	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding at September 30, 2022 (Unaudited)	5,356	$72.00	0.7
Warrants exercisable at September 30, 2022 (Unaudited)	5,356	$72.00	0.7

At September 30, 2022, the intrinsic value of outstanding warrants was zero.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts receivable from a related party:	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Accounts receivable, net - related party
- Related party B (net of allowance of $0 and $41 as of September 30, 2022 and December 31, 2021, respectively)	$-	$41

Deposit paid to a related party:	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Deposit - related party
- Related party B	$80,000	$-

Due from related parties:	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Due from related parties
- Related party B	$503,138	$503,361
- Related party D	806,261	606,430
- Related party G	1,064	1,064
- Related party H	60,000	60,000
Total	$1,370,463	$1,170,855

The amounts due from related parties are interest-free, unsecured and have no fixed terms of repayment.

Due to related parties:	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Due to related parties
- Related party A	$103,090	$29,512
- Related party B	1,915	1,513
- Related party G	182	780
- Related party I	1,251	2,257
- Related party J	388,454	701,781
- Related party K	37,077	21,440
Total	$531,969	$757,283

The amounts due to related parties are interest-free, unsecured and have no fixed terms of repayment.

	For the nine months ended September 30,
Related party revenue and expense transactions:	2022	2021
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$22,827	$85,112
- Related party B	482,102	625,469
- Related party C	-	115
- Related party D	24,183	21,534
- Related party E	6,141	5,422
- Related party G	12,480	1,426
- Related party I	824	871
- Related party K	45	-
Total	$548,602	$739,949

General and administrative expenses to related parties
- Related party A	$4,929	$6,333
- Related party B	4,235	2,896
- Related party D	-	644
- Related party I	12,368	-
- Related party K	32,157	-
Total	$53,689	$9,873

Other income from a related party:
- Related party D	$1,123	$-

Impairment of other investments in related parties:
- Related party B	$1,459,900	$5,340,300

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

Related party H represents a company in which we currently have an approximate 49% equity-method investment. During 2018, the Company acquired 49% of related party H for total consideration of $368,265. At December 31, 2018, the Company determined that its investments in related party H was impaired and recorded an impairment of other investments of $368,265. On September 30, 2022 and December 31, 2021, amounts due from related party H are unsecured, bear no interest, and are payable upon demand.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the nine months ended September 30, 2022 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$929,347	$1,760,880	$-	$2,690,227
Cost of revenues	(606,276)	(239,437)	-	(845,713)
Depreciation and amortization	(23,404)	(91,688)	(3,992)	(119,084)
Impairment	-	-	(1,459,900)	(1,459,900)
Net income (loss)	240,271	(1,974,981)	(680,125)	(2,414,835)

Total assets	1,850,721	6,914,212	10,637,772	19,402,705
Capital expenditures for long-lived assets	$-	$2,244	$-	$2,244

	For the nine months ended September 30, 2021 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$95,409	$1,715,555	$-	$1,810,964
Cost of revenues	(35,812)	(256,905)	-	(292,717)
Depreciation and amortization	(116,107)	(3,371)	(7,111)	(126,589)
Impairment	-	-	(5,340,300)	(5,340,300)
Net loss	(26,342)	(6,211,216)	(6,868,716)	(13,106,274)

Total assets	2,378,164	9,069,452	11,360,460	22,808,076
Capital expenditures for long-lived assets	$-	$35,638	$-	$35,638

(b) By Geography*

	For the nine months ended September 30, 2022 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$1,594,017	$387,824	$708,386	$2,690,227
Cost of revenues	(614,162)	(159,755)	(71,796)	(845,713)
Depreciation and amortization	(9,105)	(23,404)	(86,575)	(119,084)
Impairment	(1,459,900)	-	-	(1,459,900)
Net (loss) income	(2,501,120)	(553)	86,838	(2,414,835)

Total assets	14,521,340	2,026,138	2,855,227	19,402,705
Capital expenditures for long-lived assets	$-	$1,164	$1,080	$2,244

	For the nine months ended September 30, 2021 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$1,188,449	$455,387	$167,128	$1,810,964
Cost of revenues	(99,412)	(177,644)	(15,661)	(292,717)
Depreciation and amortization	(10,217)	(25,094)	(91,278)	(126,589)
Impairment	(5,340,300)	-	-	(5,340,300)
Net (loss) income	(12,785,455)	98,495	(419,314)	(13,106,274)

Total assets	18,681,381	1,210,013	2,916,682	22,808,076
Capital expenditures for long-lived assets	$30,700	$2,062	$2,876	$35,638

*	Revenues and costs are attributed to countries based on the location where the entities operate.

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

During the three and nine months ended September 30, 2022 and 2021, we operated in three regions: Hong Kong, Malaysia and China. We derived revenue from the provision of services and sales or rental activities of our commercial properties.

Comparison of the three months ended September 30, 2022 and 2021

Total revenue

Total revenue was $1,306,439 and $429,366 for the three months ended September 30, 2022 and 2021, respectively. The increased amount of $877,073 was primarily due to an increase in the revenue from our business services of $229,439 and the sale of two real estate property units of $652,788 during the period in 2022. We expect revenue from our business services segment to steadily improve as we expand our businesses into new territories and as the effects of the COVID-19 pandemic wane.

Service business revenue

Revenue from the provision of business services was $628,295 and $398,856 for the three months ended September 30, 2022 and 2021, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We experienced a slight increase in service revenue as some listing service obligations were completed during the three months ended September 30, 2022.

Real estate business

Sale of real estate properties

Revenue from the sale of real estate property was $652,788 for the three months ended September 30, 2022, which was derived from the sale of two commercial property units located in Hong Kong. There was no revenue generated from the sale of real estate properties for the three months ended September 30, 2021.

Rental revenue

Revenue from rentals was $25,356 and $30,510 for the three months ended September 30, 2022 and 2021, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total operating costs and expenses

Total operating costs and expenses were $1,536,785 and $1,060,087 for the three months ended September 30, 2022 and 2021, respectively. They consist of cost-of-service revenue, cost of real estate properties sold, cost of rental revenue, and general and administrative expenses.

Loss from operations for the three months ended September 30, 2022 and 2021 was $230,346 and $630,721, respectively. A decrease in loss from operations was mainly due to an increase in the gross profit from our business services of $211,681 and the increased amount of $207,042 from the gross profit of the sale of two real estate property units during the period in 2022.

Cost of service revenue

Cost of revenue on provision of services was $103,093 and $85,335 for the three months ended September 30, 2022 and 2021, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

An increase of cost-of-service revenue was mainly due to an increase of other professional fees directly attributable to the services for the three months ended September 30, 2022.

Cost of real estate properties sold

Cost of revenue on real estate properties sold was $445,746 for the three months ended September 30, 2022. It primarily consisted of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred. There was no revenue generated from the sale of real estate property for the three months ended September 30, 2021, hence no cost was recorded.

Cost of rental revenue

Cost of rental revenue was $10,489 and $10,506 for the three months ended September 30, 2022 and 2021, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants.

General and administrative expenses

General and administrative (“G&A”) expenses were $977,457 and $964,246 for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022, G&A expenses consisted primarily of employees’ salaries and allowances of $367,703, directors’ salaries and compensation of $162,944, advertising and promotion expenses of $120,638, other professional fee of $79,032, legal service fee of $51,575 and consulting fees of $16,402. We expect our G&A expenses will slightly increase as we integrate our business acquisitions, expand our existing business, and develop new markets in other regions.

Other income or expenses

Net other expenses were $222,459 and $5,414,154 for the three months ended September 30, 2022 and 2021, respectively. Impairment of other investments was $246,100 for the three months ended September 30, 2022, while impairment of other investments was $2,094,300 for the three months ended September 30, 2021. Fair value gains associated with warrants was $479 and 27,678 for the three months ended September 30, 2022 and 2021, respectively. Reversal of write-off notes receivable was $0 and $2,000,000 for the three months ended September 30, 2022 and 2021, respectively. Interest expense of $762,253 which mainly consisted of interest expense associated with convertible notes of $750,982, and loss on extinguishment of convertible notes of $4,593,366 were recorded for the three months ended September 30, 2021, but no such interest expense or loss was recorded during the same period in 2022.

Interest expenses

Total interest expenses were $0 and $762,253 for the three months ended September 30, 2022 and 2021, respectively.

On October 13, 2020, the Company issued three unsecured promissory notes to Streeterville Capital, LLC, FirstFire Global Opportunities Fund, LLC, and Granite Global Value Investments Ltd. (collectively, the “Investors”), respectively. The Company issued another unsecured promissory note to Streeterville Capital, LLC (“Streeterville”) on January 8, 2021, and February 11, 2021, respectively. Interest expenses related to the convertible promissory notes totaled $750,982 for the three months ended September 30, 2021, which included coupon interest expense of $130,493, amortization of discount on convertible notes of $46,265, amortization of debt issuance costs of $19,421, interest expense associated with conversion of notes of $553,571 and interest expense due to non-fulfillment of use of proceeds requirements of $1,232.

Net loss

Net loss was $452,805 and $6,044,875 for the three months ended September 30, 2022 and 2021, respectively. A decrease in net loss was mainly due to a decrease of impairment loss of other investments, and no interest expenses and loss on extinguishment associated with the convertible promissory notes was recorded during the three months ended September 30, 2022.

Net income or loss attributable to non-controlling interest

The Company records net income or loss attributable to non-controlling interest in the consolidated statements of operations for any non-controlling interest of consolidated subsidiaries.

For the three months ended September 30, 2022, the Company recorded net income attributable to a non-controlling interest of $78,675, as compared to net loss attributable to a non-controlling interest of $18,512 for the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2022 and 2021

Total revenue

Total revenue was $2,690,227 and $1,810,964 for the nine months ended September 30, 2022 and 2021, respectively. An increase of revenue was mainly due to an increase in the revenue from our business services of $45,325 and the sale of three real estate property units of $839,661 during the period in 2022. We expect revenue from our business services segment to steadily improve as we expand our businesses into new territories and as the effects of the COVID-19 pandemic wane.

Service business revenue

Revenue from the provision of business services was $1,760,880 and $1,715,555 for the nine months ended September 30, 2022 and 2021, respectively. It was derived principally from business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We experienced a slight increase in service revenue as some listing service obligations were completed during the nine months ended September 30, 2022.

Real estate business

Sale of real estate properties

Revenue from the sale of real estate properties was $839,661 for the nine months ended September 30, 2022, which was derived from the sale of three commercial property units located in Hong Kong. There was no revenue generated from the sale of real estate property for the nine months ended September 30, 2021.

Rental revenue

Revenue from rentals was $89,686 and $95,409 for the nine months ended September 30, 2022 and 2021, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable in the near future.

Total operating costs and expenses

Total operating costs and expenses were $3,755,944 and $3,818,049 for the nine months ended September 30, 2022 and 2021, respectively. They consist of cost-of-service revenue, cost of real estate properties sold, cost of rental revenue and G&A expenses.

Loss from operations for the nine months ended September 30, 2022 and 2021 was $1,065,717 and $2,007,085, respectively. A decrease in loss from operations was mainly due to the increased amount of $266,574 from the gross profit of the sale of three real estate property units and the decreased amount of $615,101 from the G&A expenses during the nine months ended September 30, 2022.

Cost of service revenue

Cost of revenue on provision of services were $239,437 and $256,905 for the nine months ended September 30, 2022 and 2021, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered. A decrease of cost-of-service revenue was mainly due to a decrease of other professional fees directly attributable to the services for the nine months ended September 30, 2022.

Cost of real estate properties sold

Cost of revenue on real estate properties sold was $573,087 for the nine months ended September 30, 2022. It primarily consisted of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred. There was no revenue generated from the sale of real estate property for the nine months ended September 30, 2021, hence no cost was recorded.

Cost of rental revenue

Cost of rental revenue was $33,189 and $35,812 for the nine months ended September 30, 2022 and 2021, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants. A slight decrease of cost of rental revenue was mainly due to a decrease in commission fees incurred for the nine months ended September 30, 2022 as compared to the same fees incurred for the nine months ended September 30, 2021.

General and administrative expenses

G&A expenses were $2,910,231 and $3,525,332 for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, G&A expenses consisted primarily of employees’ salaries and allowances of $1,096,413, directors’ salaries and compensation of $489,583, advertising and promotion expenses of $277,094, other professional fee of $193,549, legal service fee of $179,307 and consulting fee of $147,971. We expect our G&A expenses will slightly increase as we integrate our business acquisitions, expand our existing business, and develop new markets in other regions.

Other income or expenses

Net other expenses were $1,347,582 and $11,096,555 for the nine months ended September 30, 2022 and 2021, respectively. Impairment of other investments was $1,459,900 for the nine months ended September 30, 2022, while impairment of other investments was $5,340,300 for the nine months ended September 30, 2021. Gain on change in fair value associated with warrants was $9,884 for the nine months ended September 30, 2022, while a gain on change in fair value of derivative liabilities was $5,161,142 which was composed of a fair value gain of options associated with convertible notes of $5,093,720 and a fair value gain associated with warrants of $67,422 for the nine months ended September 30, 2021. Reversal of write-off notes receivable was $0 and $5,000,000 for the nine months ended September 30, 2022 and 2021, respectively. No interest expense was incurred for the nine months ended September 30, 2022, as compared to interest expense of $12,949,517 which mainly consisted of interest expense associated with convertible notes of $12,899,670 for the nine months ended September 30, 2021. Loss on extinguishment of convertible notes of $2,981,987 was recorded for the nine months ended September 30, 2021, but no such loss was recorded during the same period in 2022.

Interest expenses

Total interest expenses were $0 and $12,949,517 for the nine months ended September 30, 2022 and 2021, respectively.

On October 13, 2020, the Company issued three unsecured promissory notes to Streeterville Capital, LLC, FirstFire Global Opportunities Fund, LLC, and Granite Global Value Investments Ltd. (collectively, the “Investors”), respectively. The Company issued another unsecured promissory note to Streeterville Capital, LLC (“Streeterville”) on January 8, 2021, and February 11, 2021, respectively. Interest expenses related to the convertible promissory notes totaled $12,899,670 for the nine months ended September 30, 2021, which included coupon interest expense of $459,004, amortization of discount on convertible notes of $206,342, amortization of debt issuance costs of $76,380, interest expense associated with conversion of notes of $2,254,480, interest expense associated with accretion of convertible notes payable of $8,561,440, interest expense due to non-fulfillment of use of proceeds requirements of $1,106,488 and additional charge for early redemption of $235,536.

Net Loss

Net loss was $2,414,835 and $13,106,274 for the nine months ended September 30, 2022 and 2021, respectively. A decrease in net loss was mainly due to a decrease of impairment loss of other investments, and no interest expenses and loss on extinguishment associated with the convertible promissory notes were recorded during the nine months ended September 30, 2022.

Net income or loss attributable to non-controlling interest

We record net income or loss attributable to non-controlling interest in the consolidated statements of operations for any non-controlling interest of consolidated subsidiaries.

At September 30, 2022, the non-controlling interest is related to Forward Win International Limited (“FWIL”), which the Company owns a 60% interest in and the non-controlling shareholders own the remaining 40% interest.

For the nine months ended September 30, 2022, the Company recorded net income attributable to a non-controlling interest of $96,107, as compared to net loss attributable to a non-controlling interest of $10,537 for the nine months ended September 30, 2021.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2022 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2022.

Contractual Obligations

As of September 30, 2022, one of our subsidiaries leases one office in Hong Kong under a non-cancellable operating lease, with a term of two years commencing from March 15, 2021 to March 14, 2023. One of the Malaysian subsidiaries leases an office in Kuala Lumpur and the other Malaysian subsidiary leases one office in Labuan, which are under a separate non-cancellable operating lease with terms of one year, from April 1, 2022 to March 31, 2023, and from June 15, 2022 to June 14, 2023, respectively. As of September 30, 2022, the future minimum rental payments under these leases in the aggregate are approximately $52,822 and are due as follows: 2022: $27,783 and 2023: $25,039.

Related Party Transactions

Net accounts receivable due from a related party was $0 and $41 as of September 30, 2022 and December 31, 2021, respectively. Deposit paid to a related party was $80,000 and $0 as of September 30, 2022 and December 31, 2021, respectively. Other receivable due from related parties was $1,370,463 and $1,170,855 as of September 30, 2022 and December 31, 2021, respectively. Amounts due to related parties were $531,969 and $757,283 as of September 30, 2022 and December 31, 2021, respectively.

For the nine months ended September 30, 2022 and 2021, related party service revenue totaled $548,602 and $739,949, respectively.

G&A expenses to related parties were $53,689 and $9,873 for the nine months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022 and 2021, other income from a related party was $1,123 and $0, respectively. Impairment of investments in related parties was $1,459,900 and $5,340,300 for the nine months ended September 30, 2022 and 2021, respectively.

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

Reverse Stock Split

A 10-for-1 reverse stock split, or the Reverse Stock Split, of our Common Stock became effective on July 28, 2022. Unless expressly stated herein, all outstanding shares and per share amounts of the Company’s Common Stock in this Quarterly Report have been adjusted to reflect the Reverse Stock Split.

Recent accounting pronouncements

Refer to Note 1 in the accompanying financial statements.

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2022 were $3,646,166, while at December 31, 2021, the cash and cash equivalents were $5,338,571, a decrease of $1,692,405. We estimate the Company currently has sufficient cash available to meet its anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2022, the Company incurred a net loss of $2,414,835 and net cash used in operations of $2,157,380. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2021 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

Despite the amount of funds that the Company has raised in the past, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its shareholders, in the case of equity financing.

Operating activities

Net cash used in operating activities was $2,157,380 and $2,210,002 for the nine months ended September 30, 2022 and 2021, respectively. The net cash used in operating activities in 2022 primarily consisted of a net loss for the period of $2,414,835, an increase in prepayments and other current assets of $625,718, a decrease in accounts payable and accrued liabilities of $429,321 and a gain on sale of real estate held for sale of $266,574, while it was offset by impairment of other investments of $1,459,900 and an increase in deferred revenue of $136,198. For the nine months ended September 30, 2022, non-cash adjustments totaled $1,367,070, which was mostly composed of non-cash expenses of impairment of other investments of $1,459,900.

Investing activities

Net cash provided by investing activities was $836,167 and $38,950 for the nine months ended September 30, 2022 and 2021, respectively. The net cash provided by investing activities in 2022 primarily was the proceeds from real estate held for sale of $839,661.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $416,382, as compared to net cash provided by financing activities of $7,016,119 for the nine months ended September 30, 2021.

The cash used in financing activities in 2022 was advances to related parties of $416,382.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

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

On or about April 1, 2022, MFAI filed a Request for Arbitration with JAMS dispute resolution services, in response to which the Company filed a Statement of Answer, denying the material allegations of the Complaint, which the Company deems to be without merit. The matter is currently in the discovery phase, and the Company intends to continue vigorously defending this matter.

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

Greenpro Capital Corp.

Date: November 14, 2022	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

