Form 10-K
period 2022-12-31
Greenpro Capital Corp.
filed 2023-03-31
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was $9,325,518, based on the last reported sale price of $2.14 per share.

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

As of March 31, 2023, there were 7,875,813 shares, par value $0.0001, of the registrant’s Common Stock issued and outstanding.

Greenpro Capital Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2022

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

PART I

ITEM 1. BUSINESS

Corporate History

We were incorporated on July 19, 2013, in the state of Nevada under the name “Greenpro, Inc.”. On May 6, 2015, we changed our name to “Greenpro Capital Corp.”. Our corporate structure is set forth below:

# GREENPRO GROUP ORGANIZATION CHART

As of December 31, 2022

GREENPRO CAPITAL CORP.
(Incorporated in Nevada, United States)
100%
GREENPRO RESOURCES LIMITED
(Incorporated in BVI)
100%
GREENPRO CAPITAL VILLAGE SDN. BHD.
(Incorporated in Malaysia)
100%
GREEN-X CORP.
(Incorporated in Labuan)
100%
GREENPRO VENTURE CAPITAL LIMITED
(Incorporated in Anguilla)
60%
FORWARD WIN INTERNATIONAL LIMITED
協旺國際有限公司
(Incorporated in Hong Kong)
100%
GREENPRO HOLDING LIMITED
綠專控股有限公司
(Incorporated in Hong Kong)
100%
GREENPRO RESOURCES (HK) LIMITED
綠專資源(香港)有限公司
(Incorporated in Hong Kong)
100%
GREENPRO RESOURCES SDN. BHD.
(Incorporated in Malaysia)
100%
GREENPRO MANAGEMENT CONSULTANCY LIMITED
綠專企業管理諮詢（深圳）有限公司
(Incorporated in Shenzhen, China)
100%
SHENZHEN FALCON FINANCIAL CONSULTING LIMITED
深圳市輝勤財務咨詢有限公司
(Incorporated in Shenzhen, China)
100%
GREENPRO GLOBAL CAPITAL SDN. BHD.
(Incorporated in Malaysia)
(FORMER NAME: GREENPRO WEALTHON SDN.
100%
GREENPRO NEW FINANCE ACADEMY LIMITED
(Incorporated in Hong Kong)
(FORMER NAME: GREENPRO SYNERGY NETWORK LIMITED)
100%
GREENPRO FINANCIAL CONSULTING (SHENZHEN) LIMITED
綠專財務咨詢(深圳)有限公司
(Incorporated in Shenzhen, China)
(FORMER NAME: GREENPRO SYNERGY NETWORK (SHENZHEN) LIMITED)
100%
ASIA UBS GLOBAL LIMITED
亞洲環球商業顧問有限公司
(Incorporated in Hong Kong)
100%
ASIA UBS GLOBAL LIMITED
(Incorporated in Belize)
100%
FALCON CORPORATE SERVICES LIMITED
輝勤企業服務有限公司
(Incorporated in Hong Kong)
100%
FALCON ACCOUNTING & SECRETARIES LIMITED
輝勤會計秘書事務有限公司
(Incorporated in Hong Kong)
(FORMER NAME: FALCON SECRETARIES LIMITED)
100%
GREENPRO SPARKLE INSURANCE BROKERS LIMITED
綠專耀星保險顧問有限公司
(Incorporated in Hong Kong)
(FORMER NAME: SPARKLE INSURANCE BROKERS LIMITED)
100%
GREENPRO FAMILY OFFICE LIMITED
綠專家族管理服務有限公司
(Incorporated in Hong Kong)
100%
GREENPRO FINANCIAL CONSULTING LIMITED
綠專財務顧問有限公司
(Incorporated in Belize)

A list of our group including all subsidiaries with a brief description of respective business is set forth below:

Name (Domicile)	Business

Greenpro Capital Corp. (Nevada, USA)	Provides financial consulting services and corporate services.

Greenpro Resources Limited (British Virgin Islands)	A holding company.

Greenpro Holding Limited (Hong Kong)	A holding company.

Greenpro Resources (HK) Limited (Hong Kong)	Holds Greenpro’s intellectual property and currently holds six trademarks and applications thereof.

Greenpro Resources Sdn. Bhd. (Malaysia)	Holds investment in commercial real estate in Malaysia.

Greenpro Management Consultancy Limited (China)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory in China.

Shenzhen Falcon Financial Consulting Limited (China)	Provides Hong Kong company formation advisory services and company secretarial services and financial services. It focuses on China clients.

Greenpro Global Capital Sdn. Bhd. (formerly known as Greenpro Wealthon Sdn. Bhd.) (Malaysia)	Provides corporate advisory services such as company review, bank loan advisory and bank products analysis services.

Greenpro New Finance Academy Limited (formerly known as Greenpro Synergy Network Limited) (Hong Kong)	Provides a borderless platform through networking events and programs in Hong Kong.

Greenpro Financial Consulting (Shenzhen) Limited (formerly known as Greenpro Synergy Network (Shenzhen) Limited) (China)	Provides corporate advisory services such as tax planning, cross-border listing solution and financial consulting for clients in China.

Asia UBS Global Limited (Hong Kong)	Provides business advisory services with a focus on Hong Kong company formation advisory and company secretarial services, such as tax planning, bookkeeping and financial review. It focuses on Hong Kong clients.

Asia UBS Global Limited (Belize)	Provides business advisory services with a main focus on offshore company formation advisory and company secretarial services, such as tax planning, bookkeeping and financial review. It focuses on South-East Asia and China clients.

Falcon Corporate Services Limited (Hong Kong)	Provides offshore company formation advisory services and company secretarial services. Clients based in Hong Kong and China.

Falcon Accounting & Secretaries Limited (formerly known as Falcon Secretaries Limited) (Hong Kong)	Provides company formation advisory services and company secretarial services in Hong Kong.

Greenpro Sparkle Insurance Brokers Limited (Hong Kong)	Provides insurance brokerage services with an insurance broker license in Hong Kong.

Greenpro Family Office Limited (Hong Kong)	Provides professional multi-family office offers services such as wealth planning, administration, asset protection and management, asset consolidation, asset performance monitoring, charity services, tax and legal services, trusteeship and risk management, investment planning and management, and business support services.

Greenpro Financial Consulting Limited (Belize)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory, transaction services.

Greenpro Capital Village Sdn. Bhd. (Malaysia)	Provides business consulting and advisory services in Malaysia.
Green-X Corp. (Malaysia)	A licensed asset exchange operator under Labuan Financial Services Authority (LFSA), Malaysia.
Greenpro Venture Capital Limited (Anguilla)	A holding company.

Forward Win International Limited (Hong Kong)	Holds investment in commercial real estate in Hong Kong.

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

Greenpro Resources Sdn. Bhd., a Malaysia company

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

On January 22, 2014, GHL acquired 2 shares, representing 100% of the outstanding shares of GRHK from its shareholders, Messrs. Lee and Loke at a total consideration of HK$2 (approximately $0.26). At the same day after this acquisition, GRHK allotted additional 1,075,000 shares to GHL for HK$1,075,000 (approximately $138,709).

On June 30, 2014, GRHK acquired 100% of the issued and outstanding shares of Greenpro Resources Sdn. Bhd., a Malaysia company (“GRSB”) from our director, Mr. Lee and his spouse, Ms. Yap for HK$2,943,298 (approximately $379,780). GRSB is principally engaged in commercial real estate investments in Malaysia.

Incorporation of Greenpro Venture Capital Limited, an Anguilla company

On September 5, 2014, Greenpro Venture Capital Limited (“GVCL”) was founded and incorporated by our directors, Messrs. Lee and Loke in Anguilla.

Incorporation and restructure of VIE, Greenpro New Finance Academy Limited, a Hong Kong company and its wholly owned subsidiary, Greenpro Financial Consulting (Shenzhen) Limited (formerly known as Greenpro Synergy Network (Shenzhen) Limited), a Shenzhen, China company

On March 2, 2016, Greenpro New Finance Academy Limited (formerly known as Greenpro Synergy Network Limited) (“GNFA”) was incorporated in Hong Kong, as a variable interest entity (the “VIE”), which is required to consolidate with the Company. The principal activity of GNFA is providing a borderless platform through networking events and programs in Hong Kong. The Company controlled GNFA through a series of contractual arrangements (the “VIE Agreements”) between Greenpro Holding Limited, a subsidiary of the Company (“GHL”) and GNFA. Our directors, Messrs. Lee and Loke, are also the shareholders of GNFA.

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

On July 28, 2017, Greenpro Financial Consulting (Shenzhen) Limited (formerly known as Greenpro Synergy Network (Shenzhen) Limited) (“GFCSZ”), a wholly owned subsidiary of GNFA, was incorporated in Shenzhen, China. GFCSZ was initially engaged in provision of a borderless platform through networking events and programs in China for our members to seek professional services, business opportunities, and to exchange sources of information and research. Currently, GFCSZ provides corporate advisory and financial consulting services to the clients in China.

On April 20, 2020, after our directors, Messrs. Lee and Loke transferred all shareholdings of GNFA to GHL, the VIE was dissolved and restructured as a subsidiary of the Company.

Incorporation of Green-X Corp., a Labuan, Malaysia company

On June 22, 2022, Green-X Corp. (“Green-X”) was founded and incorporated by our director, Mr. Lee Chong Kuang (“Mr. Lee”) in Labuan, Malaysia.

Acquisition and Reorganization of Subsidiaries

Acquisitions of entities under common control:

Acquisition of Greenpro Resources Limited, a British Virgin Islands company

On July 31, 2015, we acquired 100% of the issued and outstanding securities of Greenpro Resources Limited, a British Virgin Islands corporation (“GRBVI”), which had been our affiliate at the time of the acquisition. As consideration thereof, we issued 907,000 shares of our restricted Common Stock and paid $25,500 in cash.

At the time of the acquisition of GRBVI, Mr. Lee was the Company’s Chief Executive Officer, President and director, and Mr. Loke was the Company’s Chief Financial Officer, Secretary, Treasurer and director. Messrs. Lee and Loke each held a 44.6% interest in the Company. Before the transaction, Mr. Lee was GRBVI’s Chief Executive Officer and director, and Mr. Loke was GRBVI’s Chief Financial Officer and director, and Messrs. Lee and Loke each held a 50% interest in GRBVI. Upon the consummation of the acquisition, Messrs. Lee and Loke received, in the aggregate, $25,500 in cash and 907,000 shares of restricted Common Stock of the Company, and the acquisition was accounted for as a transfer among entities under common control.

Acquisition of Greenpro Venture Capital Limited, an Anguilla corporation

On September 30, 2015, the Company acquired all the issued and outstanding securities of Greenpro Venture Capital Limited, an Anguilla corporation (“GVCL”), from its shareholders, Messrs. Lee and Loke, respectively. At the time of the acquisition of GVCL, Mr. Lee was the Company’s Chief Executive Officer, President and director, and Mr. Loke was the Company’s Chief Financial Officer, Secretary, Treasurer and director. Messrs. Lee and Loke each held a 43.02% interest in the Company. At the time of the acquisition of GVCL, Mr. Lee was GVCL’s Chief Executive Officer and director, Mr. Loke was GVCL’s Chief Financial Officer and director, and Messrs. Lee and Loke each held a 50% interest in GVCL. Upon the consummation of the acquisition, Messrs. Lee and Loke received, in the aggregate, $6,000 in cash and 1,326,000 shares of restricted Common Stock of the Company, and the acquisition was accounted for as a transfer among entities under common control.

Acquisition of A&G International Limited, a Belize company

On September 30, 2015, we acquired 100% of the issued and outstanding securities of A&G International Limited, a Belize corporation (“A&G”), from Ms. Yap Pei Ling (“Ms. Yap”). Ms. Yap, a director and sole shareholder of A&G, is the spouse of our director, Mr. Lee.

In connection therewith, we issued to Ms. Yap, 184,200 shares of our restricted Common Stock and the acquisition was accounted for as a transfer among entities under common control.

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

Acquisition of Falcon Accounting & Secretaries Limited (formerly known as Falcon Secretaries Limited) and Falcon Corporate Services Limited (formerly known as Ace Corporate Services Limited), Hong Kong companies, and Shenzhen Falcon Financial Consulting Limited, a Shenzhen, China company

On September 30, 2015, we acquired all the issued and outstanding securities of Falcon Secretaries Limited (renamed to Falcon Accounting & Secretaries Limited on February 25, 2020), Ace Corporate Services Limited (renamed to Falcon Corporate Services Limited on August 26, 2016) and Shenzhen Falcon Financial Consulting Limited (these companies collectively known as “F&A”). As consideration thereto, we issued to Ms. Chen Yanhong, a sole shareholder of F&A (“Ms. Chen”), 208,020 shares of our restricted Common Stock, representing an aggregate purchase price of $1,081,704 based on the average closing price of the ten trading days preceding the date of the acquisition agreement on July 31, 2015, of $5.2 per share. The purchase price was determined based on the business value generated from F&A at the time of acquisition. The acquisition was accounted for as a transfer among entities under common control.

Ms. Chen, a director and sole shareholder of F&A, is also a director and legal representative of Greenpro Management Consultancy Limited, one of our subsidiaries in Shenzhen, China.

Acquisition of Greenpro Global Capital Sdn. Bhd., a Malaysia company

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

Acquisition of Greenpro Family Office Limited, a Hong Kong company

On July 21, 2017, our wholly owned subsidiary, GRBVI acquired 51% of the outstanding shares of Greenpro Family Office Limited (“GFOL”) from our director, Mr. Loke. Mr. Loke was the sole shareholder of GFOL before the acquisition. This acquisition was accounted for as a transfer among entities under common control. On September 21, 2018, the remaining 49% shareholdings of GFOL were transferred to GRBVI, and currently GRBVI holds 100% of GFOL.

Acquisition of Greenpro Sparkle Brokers Limited (formerly known as Sparkle Insurance Brokers Limited), a Hong Kong company

On January 2, 2019, the Company acquired Sparkle Insurance Brokers Limited (“Sparkle”, renamed Greenpro Sparkle Brokers Limited on April 4, 2019) from Mr. Teh Boo Yim and Ms. Teh Jocelyn Nga Man, the former 100% shareholders of Sparkle for total consideration of $170,322, made up of $129,032 in cash and the issuance of 860 shares of the Company’s Common Stock valued at $41,290. The shares were valued based on the closing price of the Company’s Common Stock of $48 per share at acquisition. The acquisition was accounted for as a transfer among entities under common control. The Company aims to expand its long term and general insurance services through the acquisition of Sparkle.

Acquisitions of controlling interests:

Acquisition of Forward Win International Limited, a Hong Kong company

On February 25, 2015, we acquired 60% of the issued and outstanding shares of Forward Win International Limited, a Hong Kong company (“FWIL”) at a consideration of $774. FWIL is principally engaged in commercial real estate investments in Hong Kong.

Acquisition, disposal, and reacquisition of Greenpro Capital Village Sdn. Bhd. (formerly known as Weld Asia Global Advisory Sdn. Bhd.), a Malaysia company

On February 25, 2013, Greenpro Financial Consulting Limited, a subsidiary of the Company, acquired 100% of Weld Asia Global Advisory Sdn. Bhd., a Malaysia company, from its shareholders, Mr. Lee Chong Kuang, and his spouse, Ms. Yap Pei Ling, for MYR2 (approximately $0.50). At the time of the acquisition, Mr, Lee Chong Kuang was the Company’s Chief Executive Officer, President and director and the acquisition was accounted for as a transfer among entities under common control.

In 2015, Weld Asia Global Advisory Sdn. Bhd. was renamed Greenpro Capital Village Sdn. Bhd. (“GCVSB”). On October 1, 2015, the Company sold 49% of the outstanding shares of GCVSB to QSC Asia Sdn. Bhd., an unrelated party (“QSC”), for MYR49,000 (approximately $12,794). On June 26, 2019, the Company disposed GCVSB due to continued losses incurred by GCVSB and sold its remaining 51% interest in GCVSB to Ms. Tan Tee Yong, an unrelated party (“Ms. Tan”), for MYR51 (approximately $12).

On June 22, 2020, our director, Mr. Lee acquired respective 51% and 49% shareholdings of GCVSB (51,000 shares and 49,000 shares of common stock of GCVSB) from Ms. Tan and QSC at a price of MYR51,000 and MYR49,000, respectively or MYR1 per share.

In July 2021, the Company acquired all the issued and outstanding shares of common stock of GCVSB from our director, Mr. Lee at a consideration of MYR167 (approximately $40) and redeemed 347,000 shares out of a total of 504,750 shares of preferred stock from 25 preferred stock shareholders of GCVSB by issuance of 7,953 shares of the Company’s Common Stock valued at $69,191 or $8.7 per share. Total consideration of the acquisition was $69,231. The Company’s reacquisition of GCVSB aimed to expand its business consulting services in Malaysia.

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

Acquisition of an associate company

Acquisition of Greenpro KSP Holding Group Company Limited (formerly known as KSP Holding Group Company Limited)

On July 20, 2018, our wholly owned subsidiary, GVCL entered into a sale and purchase agreement with Mr. Prapakorn Saokliew and Ms. Surapa Jamjang, each holding 45.13% and 45.12% shareholdings in KSP Holding Group Company Limited, respectively. Pursuant to the agreement, GVCL agreed to acquire approximately 49% of the shareholdings of KSP Holding Group Company Limited (“KSP”, renamed to Greenpro KSP Holding Group Company Limited on August 7, 2018) in exchange for $363,930, made up of $75,000 in cash and 3,852 shares of the Company’s Common Stock valued at $288,930. The Company also issued 58 shares of the Company’s Common Stock valued at $75 per share, or a total of $4,335, as a commission that was also capitalized as cost of investment in KSP. KSP provides accounting, auditing, and consulting services in Thailand. The Company accounted for its investment in KSP under the equity method of accounting.

On December 31, 2018, the Company determined that its investment in KSP was impaired and recorded an impairment of unconsolidated investment of $363,930. We currently hold approximately 48% of the issued and outstanding shares of KSP.

Acquisitions of other investments

	Name (Domicile)	Acquisition Date	Equity Interest	Business
1.	Greenpro Trust Limited	March 30, 2015	8.33%	Provides trusteeship, custodial and fiduciary services.
	(Hong Kong)	April 13, 2016	2.78%
2.	Agape ATP Corporation (Nevada, USA)	April 14, 2017	1.33%	Supplies health and wellness products.
3.	Millennium Fine Art Inc. (Wyoming, USA)	June 29, 2020	4.65%	Invests in art (Millennium Sapphire).
4.	Ata Plus Sdn. Bhd. (Malaysia)	July 8, 2020	15%	Provides an online equity crowd funding platform to assist small to medium-sized enterprises (SMEs) to access funding through its platform.
5.	Global Leaders Corporation (Nevada, USA)	August 30, 2020	5.83%	Provides training and consulting services.
6.	First Bullion Holdings Inc.	October 19, 2020	10%	Provides crypto currency trading and digital asset exchange services.
	(British Virgin Islands)	February 17, 2021	8%
7.	New Business Media Sdn. Bhd. (Malaysia)	November 1, 2020	18%	Provides a capital market focused portal to browse business markets or corporate news.
8.	Adventure Air Race Company Limited (Nevada, USA)	December 22, 2020	3.6%	Organizes international air race series.
9.	Angkasa-X Holdings Corp. (British Virgin Islands)	February 3, 2021	5%	Provides turnkey services, from strategic satellite anchor station solutions to fully deployable, integrated tactical platform solutions.
10.	Simson Wellness Tech. Corp. (Nevada, USA)	February 19, 2021	5.77%	Provides a digital platform that acts as middleware for distribution of optical products.
11.	Innovest Energy Fund (Cayman Islands)	April 7, 2021	N/A	Develops a multi-faceted suite of products and services for the crypto currency industry and economy.
12.	Jocom Holdings Corp. (Nevada, USA)	June 2, 2021	2.6%	Operates a Malaysia-based m-commerce platform specializing in online grocery shopping via smartphones.
13.	Ata Global Inc. (Nevada, USA)	July 30, 2021	5%	Provides financial technology (FinTech) services.
14.	catTHIS Holdings Corp. (Nevada, USA)	August 27, 2021	1.58%	Provides a digital catalog management platform for users to upload, share and retrieve digital catalogs from any devices.
15.	ACT Wealth Academy Inc. (Nevada, USA)	February 21, 2022	9.80%	Provides trainings, seminars, events and academy in fields related, but not limited to, financial and wealth.
16.	REBLOOD Biotech Corp. (Nevada, USA)	April 1, 2022	0.98%	Provides health management and biotechnology services.
17.	Best2bid Technology Corp. (Nevada, USA)	June 9, 2022	9.17%	Provides an online bidding platform for the art and creative industry stakeholders.

1.	Acquisition of Greenpro Trust Limited

On March 30, 2015, our wholly owned subsidiary, Greenpro Resources Limited, a British Virgin Islands company (“GRBVI”) acquired 300,000 shares, representing approximately 8% of the issued and outstanding shares of Greenpro Trust Limited, a Hong Kong company (“GTL”), from its shareholders at a price of HK$300,000 (approximately $38,710) or HK$1 per share. GTL is principally engaged in provision of trusteeship, custodial and fiduciary services to clients in Hong Kong.

On April 13, 2016, another wholly owned subsidiary of the Company, Asia UBS Global Limited, a Belize company (“AUB”) acquired 100,000 shares, representing approximately 3% of the issued and outstanding shares of GTL for HK$100,000 (approximately $12,903) or HK$1 per share.

The Company indirectly has an aggregate of approximately 11% interest in GTL with an investment value of $51,613. Messrs. Lee and Loke are common directors of GTL and the Company.

As of December 31, 2022, the net asset value (“NAV”) of GTL was $107,835 and according to the Company’s 11% interest in GTL’s NAV, our investment was valued approximately $11,981. Hence, the Company recorded an impairment loss of $39,632 for the year ended December 31, 2022.

As of December 31, 2022, our investment in GTL was revalued at $11,981.

2.	Acquisition of Agape ATP Corporation

On April 14, 2017, our wholly-owned subsidiary, Greenpro Venture Capital Limited (“GVCL”) acquired 17,500,000 shares of common stock of Agape ATP Corporation, a Nevada corporation (“Agape”), par value of $0.0001 per share, for $1,750. Agape is principally engaged in provision of health and wellness products and advisory services to clients in Malaysia. As of December 31, 2021, GVCL holds approximately 5% of the total outstanding shares of Agape and recognized the investment at historical cost of $1,750 under other investments.

On January 21, 2022, GVCL entered into a forfeiture agreement with Agape. Pursuant to the agreement, GVCL agreed to transfer 16,500,000 shares out of its total invested 17,500,000 shares of common stock of Agape to Agape for nil consideration. As a result, GVCL holds approximately 1% of the total outstanding shares of Agape and recognized a loss on forfeiture of other investment of $1,650.

As of December 31, 2022, GVCL owns 1,000,000 shares of common stock of Agape and recognized our investment in Agape under a historical cost of $100 or $0.0001 per share.

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

As of December 31, 2022, the Company owns 2,000,000 shares of Class B common stock of MFAI, in which 1,000,000 shares were retained by the Company and recognized our investment in MFAI at historical cost of $4,000,000 (by issuance of 444,444 shares of the Company’s restricted Common Stock at $9 per share) under other investments, representing approximately 5% of the issued and outstanding shares of MFAI and approximately 1% of MFAI’s total voting rights.

The other 1,000,000 shares were reserved as a dividend to the shareholders of the Company, and as of the date of this report, the dividend has not been distributed.

4.	Acquisition of Ata Plus Sdn. Bhd.

On July 8, 2020, GVCL entered into an acquisition agreement with all the eight shareholders of Ata Plus Sdn. Bhd., a company incorporated in Malaysia and a Recognized Market Operator (RMO) by the Securities Commission of Malaysia (“APSB”). Pursuant to the agreement, GVCL agreed to acquire 15% of the issued and outstanding share of APSB for a purchase price of $749,992. The purchase price was paid by the Company issuing to the shareholders approximately 45,731 shares of the Company’s restricted Common Stock, which was based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement, $16.4 per share, on November 18, 2020.

As of December 31, 2021, GVCL holds 15% of APSB’s issued and outstanding shares of common stock and recognized our investment in APSB at historical cost of $749,992 under other investments.

As of December 31, 2022, the fair value of APSB was appraised by an independent appraiser, Ravia Global Appraisal Advisory Limited (the “Appraiser”) and according to our 15% interest in APSB, our investment was valued approximately $736,000. Hence, the Company recorded an impairment loss of $13,992 for the year ended December 31, 2022.

As of December 31, 2022, our investment in APSB was revalued at $736,000.

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

As of December 31, 2022, GVCL recognized the investment in GLC at historical cost of $900 under other investments.

6.	Acquisition of First Bullion Holdings, Inc.

On October 19, 2020, GVCL entered into a stock purchase and option agreement with Mr. Tang Ka Siu Johnny and First Bullion Holdings Inc. (“FBHI”). FBHI, a British Virgin Islands company, operates the businesses of banking, payment gateway, credit cards, debit cards, money lending, crypto trading and securities token offerings, with corporate offices in the Philippines and Hong Kong. Pursuant to the agreement, GVCL agreed to acquire 10% of the issued and outstanding shares of FBHI for a purchase price of $1,000,000 by issuing approximately 68,587 shares of the Company’s restricted Common Stock to Mr. Tang, which was based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement.

Pursuant to the agreement, Mr. Tang and FBHI also granted to GVCL an option for 180 days following the date of the agreement to purchase an additional 8% of the issued and outstanding shares of FBHI, at an agreed valuation of FBHI equal to $20,000,000. In consideration of acquisition of the option, GVCL agreed to issue 25,000 shares of the Company’s restricted Common Stock to Mr. Tang, which shall constitute partial payment for the option should GVCL elect to exercise the option.

On December 11, 2020, the Company issued 68,587 shares of its restricted Common Stock to two designees of Mr. Tang at $14.58 per share to acquire 10% of the issued and outstanding shares of FBHI for a purchase price of $1,000,000 and issued 25,000 shares of its restricted Common Stock at $364,500 or $14.58 per share in partial consideration of the additional 8% shareholdings of FBHI.

On February 17, 2021, GVCL exercised its option and FBHI issued to GVCL 160,000 ordinary shares of FBHI, comprising the additional 8% of the shares sold under the agreement valued at $20,000,000.

On February 26, 2021, the Company issued an additional 34,259 shares of its restricted Common Stock to two designees of Mr. Tang at $27 per share (valued at approximately $925,000).

As of December 31, 2021, GVCL, in aggregate, holds 360,000 ordinary shares of FBHI, representing 18% of the total issued and outstanding shares of FBHI. The investment was recognized at historical cost of $2,289,500 under other investments.

As of December 31, 2022, GVCL, the fair value of FBHI was appraised by an independent appraiser, Ravia Global Appraisal Advisory Limited (the “Appraiser”) and according to our 18% interest in FBHI, our investment was valued approximately $246,000. The depreciation of FHBI’s fair value was mainly due to a significant decrease of its revenue. Hence, the Company recorded an impairment loss of $2,043,500 for the year ended December 31, 2022.

As of December 31, 2022, our investment in FBHI was revalued at $246,000.

7.	Acquisition of New Business Media Sdn. Bhd.

On November 1, 2020, GVCL entered into an acquisition agreement with Ms. Lee Yuet Lye and Mr. Chia Min Kiat, shareholders of New Business Media Sdn. Bhd. New Business Media Sdn. Bhd. is a Malaysia company involved in operating a Chinese media portal, which provides digital news services focusing on Asian capital markets (“NBMSB”). NBMSB is one of the biggest Chinese language digital business news networks in Malaysia and has readers from across Southeast Asia.

Pursuant to the agreement, both Ms. Lee and Mr. Chia have agreed to sell to GVCL an 18% equity stake in NBMSB in consideration of a new issuance of 25,759 shares of the Company’s restricted Common Stock, valued at $411,120 or $15.96 per share. The consideration was derived from an agreed valuation of NBMSB of $2,284,000, based on its assets including customers, fixed assets, cash and cash equivalents, liabilities as of November 1, 2020.

As of December 31, 2021, GVCL recognized the investment in NBMSB at historical cost of $411,120 under other investments.

As of December 31, 2022, the fair value of NBMSB was appraised by an independent appraiser, Ravia Global Appraisal Advisory Limited (the “Appraiser”) and according to our 18% interest in NBMSB, our investment was valued approximately $82,000. The depreciation of NBMSB’s fair value was mainly due to its significant drop of revenue. Hence, the Company recorded an impairment loss of $329,120 for the year ended December 31, 2022.

As of December 31, 2022, our investment in NBMSB was revalued at $82,000.

8.	Acquisition of Adventure Air Race Company Limited

On December 21, 2020, GVCL entered into a subscription agreement with Adventure Air Race Company Limited, a company incorporated in Nevada, is principally engaged in promoting and managing an air race series (“AARC”). Pursuant to the agreement, GVCL acquired 2,000,000 shares of common stock of AARC at a price of $200 or $0.0001 per share.

On December 22, 2020, GVCL entered another subscription agreement with AARC to acquire an additional 996,740 shares of common stock of AARC at a price of $249,185 or $0.25 per share.

As of December 31, 2021, GVCL, in aggregate, holds approximately 4% of the issued and outstanding shares of AARC and recognized the investment in AARC at historical cost of $249,385 under other investments.

As of December 31, 2022, GVCL holds approximately 4% interest of AARC. The Company made a provision of impairment of $249,385 for our investment in AARC for the year ended December 31, 2022 and impaired our investment in AARC to nil as of December 31, 2022. The provision of full impairment was due to AARC’s failure in proving its updated financial condition and performance for evaluation.

9.	Acquisition of Angkasa-X Holdings Corp.

On February 3, 2021, GVCL entered into a subscription agreement with Angkasa-X Holdings Corp., a British Virgin Islands corporation, which principally provides turnkey services, from strategic satellite anchor station solutions, including construction and facility design, and antenna integration to fully deployable, integrated tactical platform solutions (“Angkasa”). Pursuant to the agreement, GVCL acquired 28,000,000 ordinary shares of Angkasa at a price of $2,800 or $0.0001 per share.

As of December 31, 2022, GVCL recorded the investment in Angkasa at historical cost of $2,800 under other investments.

10.	Acquisition of Simson Wellness Tech. Corp.

On February 19, 2021, GVCL entered into a subscription agreement with Simson Wellness Tech. Corp., a Nevada corporation, which is a digital platform that acts as middleware for distribution of optical products (“Simson”). Pursuant to the agreement, GVCL acquired 5,000,000 shares of common stock of Simson at a price of $500 or $0.0001 per share.

As of December 31, 2022, GVCL recorded the investment in Simson at historical cost of $500 under other investments.

11.	Acquisition of Innovest Energy Fund

On February 11, 2021, Greenpro Resources Limited, a subsidiary of the Company (“GRL”) entered into a subscription agreement with Innovest Energy Fund, a global multi-asset fund incorporated in the Cayman Islands, is principally engaged in developing a multi-faceted suite of products and services for the crypto currency industry and economy (the “Fund”). Pursuant to the agreement, GRL agreed to subscribe for $7,206,000 worth of Class B shares of the Fund by issuing 300,000 shares of the Company’s restricted Common Stock, valued at $7,206,000 to the Fund.

On April 7, 2021, the Company issued 300,000 shares of its restricted Common Stock to the Fund and issued 6,000 shares of its restricted Common Stock to a designee of the Fund as a subscription fee of $144,120 ($24.02 per share) associated with the Fund.

On December 31, 2021, GRL determined that the value of its investment in the Fund based on the closing stock price of the Company’s Common Stock was impaired. Hence, an impairment loss of $5,349,600 was recorded for the year ended December 31, 2021, and the investment in the Fund was revalued at $1,856,400 as of December 31, 2021.

On December 31, 2022, GRL made a further impairment of $1,532,400 and revalued the investment in the Fund at $324,000 based on the closing stock price of our Common Stock as of December 31, 2022.

12.	Acquisition of Jocom Holdings Corp.

On June 2, 2021, GVCL entered into a subscription agreement with Jocom Holdings Corp., a Nevada corporation, which operates a Malaysia-based m-commerce platform specializing in online grocery shopping via smartphones (“Jocom”). Pursuant to the agreement, GVCL acquired 1,500,000 shares of common stock of Jocom at a price of $150 or $0.0001 per share.

As of December 31, 2022, the Company recorded the investment in Jocom at historical cost of $150 under other investments.

13.	Acquisition of Ata Global Inc.

On July 30, 2021, GVCL entered into a subscription agreement with Ata Global Inc., a Nevada corporation, is principally in provision of financial technology (“FinTech”) services (“Ata Global”). Pursuant to the agreement, GVCL acquired 2,250,000 shares of common stock of Ata Global at a price of $225 or $0.0001 per share.

As of December 31, 2022, the Company recorded the investment in Ata Global at historical cost of $225 under other investments.

14.	Acquisition of catTHIS Holdings Corp.

On August 27, 2021, GVCL entered into a subscription agreement with catTHIS Holdings Corp., a Nevada corporation, which provides a digital catalog management platform for users to upload, share and retrieve digital catalogs from any devices (“catTHIS”). Pursuant to the agreement, GVCL acquired 2,000,000 shares of common stock of catTHIS at a price of $200 or $0.0001 per share.

As of December 31, 2022, the Company recorded the investment in catTHIS at historical cost of $200 under other investments.

15.	Acquisition of ACT Wealth Academy Inc.

On February 21, 2022, GVCL entered into a subscription agreement with ACT Wealth Academy Inc., a Nevada corporation, which provides training, seminars, and events in the academic fields (“ACT Wealth”). Pursuant to the agreement, GVCL acquired 6,000,000 shares of common stock of ACT Wealth at a price of $600 or $0.0001 per share.

As of December 31, 2022, the Company recorded the investment in ACT Wealth at a historical cost of $600 under other investments.

16.	Acquisition of REBLOOD Biotech Corp.

On April 1, 2022, GVCL entered into a subscription agreement with REBLOOD Biotech Corp., a Nevada corporation, which is principally in provision of health management and biotechnology services (“REBLOOD”). Pursuant to the agreement, GVCL acquired 1,000,000 shares of common stock of REBLOOD at a price of $100 or $0.0001 per share.

As of December 31, 2022, the Company recorded the investment in REDBLOOD at a historical cost of $100 under other investments.

17.	Acquisition of Best2bid Technology Corp.

On June 9, 2022, GVCL entered into a subscription agreement with Best2bid Technology Corp., a Nevada corporation, which provides an online bidding cum e-commerce platform enabling participants to auction or sell their merchandise to bidders (“Best2bid”). Pursuant to the agreement, GVCL acquired 5,500,000 shares of common stock of Best2bid at a price of $550 or $0.0001 per share.

As of December 31, 2022, the Company recorded the investment in Best2Bid at a historical cost of $550 under other investments.

Acquisition and disposal or write off of other investments

1.	Acquisition and disposal of Pentaip Technology Inc.

On December 29, 2020, GVCL entered into a subscription agreement with Pentaip Technology Inc., a Nevada corporation (“PTI”) to acquired 4,000,000 shares of common stock of PTI at a price of $400 or $0.0001 per share, representing 10% of the issued and outstanding shares of PTI. PTI uses artificial intelligence (“AI”) to provide investors and traders with financial data. Our investment in PTI was recognized at historical cost of $400 under other investments.

On December 16, 2022, GVCL agreed with Pentaip’s repurchase request, sold back our 4,000,000 owned PTI shares to PTL at $400. We received cash of $400 from PTI in exchange for our return of PTI shares.

As of December 31, 2022, we had no investments in PTI.

2.	Acquisition and write-off of 72 Technology Group Limited

On July 13, 2021, GVCL entered into a subscription agreement with 72 Technology Group Limited, a Cayman Islands media corporation based in China which provides digital marketing services using 5G and AI technology (“72 Technology”). Pursuant to the agreement, GVCL acquired 600,000 shares of common stock of 72 Technology at a price of $6,000 or $0.01 per share. Our investment in 72 Technology was recognized at historical cost of $6,000 under other investments.

During 2022, 72 Technology decided to discontinue its IPO plan and upon mutual agreement, the IPO service agreement entered between 72 Technology and the Company was terminated.

In consideration of 72 Technology’s discontinuity of its IPO plan and dormant status, we decided to write off our investment in 72 Technology.

For the year ended December 31, 2022, we recorded a loss from the written off of investment of $6,000, and as of December 31, 2022, we had no investment in 72 Technology.

3.	Acquisition and write-off of Fruita Bio Limited

On September 27, 2021, GVCL entered into a subscription agreement with Fruita Bio Limited., a British Virgin Islands corporation with major business operations in Thailand and principally engaged in production of bio-degradable packaging materials (“Fruita”). Pursuant to the agreement, GVCL acquired 10,000,000 ordinary shares of Fruita at a price of $1,000 or $0.0001 per share. Our investment in Fruita was recognized at historical cost of $1,000 under other investments.

During 2022, Fruita decided to discontinue its IPO plan and upon mutual agreement, the IPO service agreement entered between Fruita and the Company was terminated.

In consideration of Fruita’s discontinuity of its IPO plan and dormant status, we decided to write off our investment in Fruita.

For the year ended December 31, 2022, we recorded a loss from written off of investment of $1,000, and as of December 31, 2022, we had no investment in Fruita.

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

Cross-Border Business Solutions/Cross-Border Listing Solutions

We provide a full range of cross-border services to small to medium-sized enterprises (SMEs) to assist them in conducting their business effectively. Our “Cross-Border Business Solution” includes the following services:

●	Advising clients on company formation in Hong Kong, the United States, the British Virgin Islands and other overseas jurisdictions;

●	Assisting companies to set up bank accounts with banks in Hong Kong to facilitate clients’ banking operations;

●	Providing bank loan referral services;

●	Providing company secretarial services;

●	Assisting companies in applying for business registration certificates with the Inland Revenue Department of Hong Kong;

●	Providing corporate finance consulting services;

●	Providing due diligence investigations and valuations of companies;

●	Advising clients regarding debt and company restructurings;

●	Providing liquidation, insolvency, bankruptcy and individual voluntary arrangement advice and assistance;

●	Designing a marketing strategy and promoting the company’s business, products and services;

●	Providing financial and liquidity analysis;

●	Assisting in setting up cloud invoicing systems for clients;

●	Assisting in liaising with investors for the purposes of raising capital;

●	Assisting in setting up cloud inventory systems to assist clients to record, maintain and control their inventories and track their inventory levels;

●	Assisting in setting up cloud accounting systems to enable clients to keep track of their financial performance;

●	Assisting clients in payroll matters operated in our cloud payroll system;

●	Assisting clients in tax planning, preparing the tax computation and making tax filings with the Inland Revenue Department of Hong Kong;

●	Cross-border listing advisory services, including but not limited to, United States, United Kingdom, Hong Kong, and Australia;

●	International tax planning in China;

●	Advising on Trust and wealth management;

●	Providing an online equity crowd funding platform to assist small to medium sized enterprises (SMEs) to access funding through its platform;

●	Providing crypto currency trading and digital asset exchange services;

●	Providing a capital market focused portal to browse business markets or corporate news;

●	Providing big data and focusing on artificial intelligence (AI) to provide financial services;

●	Providing financial technology (FinTech) services; and

●	Transaction services.

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

The manner in which the OTC markets are structured provides companies the ability to “uplist” in the marketplace as they provide better transparency. These OTC markets include:

●	OTCQX Best Marketplace: offers transparent and efficient trading of established investor-focused U.S. and global companies.
●	OTCQB Venture Marketplace: for early-stage and developing U.S. and international companies that are not yet able to qualify for OTCQX.
●	OTC Pink Open Marketplace: offers trading in a wide spectrum of securities through any broker. With no minimum financial standards, this market includes foreign companies that limit their disclosure, penny stocks and shells, as well as distressed, delinquent, and dark companies not willing or able to provide adequate information to investors.

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

Accounting Outsourcing Services

We intend to develop relationships with professional firms from Hong Kong, Malaysia, China, and Thailand that can provide company secretarial, business centers and virtual offices, book-keeping, tax compliance and planning, payroll management, business valuation, and wealth management services to our clients. We intend to include local accounting firms within this network to provide general accounting, financial evaluation and advisory services to our clients. Our expectation is that firms within our professional network will refer their international clients to us that may need our book-keeping, payroll, company secretarial and tax compliance services. We believe that this accounting outsourcing service arrangement will be beneficial to our clients by providing a convenient, one-stop firm for their local and international business and financial compliance and governance needs.

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

Our Venture Capital Business Segment

Venture Capital Investment

As a result of our acquisition of Greenpro Venture Capital Limited (“GVCL”) in 2015, we entered a venture capital business in Hong Kong with a focus on companies located in South-East Asia and East Asia, including Hong Kong, Malaysia, China, Thailand and Singapore. Our venture capital business is focused on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods and (2) investment opportunities in select start-ups and high growth companies.

We believe that a company’s life cycle can be divided into five stages, including the seed stage, start-up stage, expansion stage, mature stage and decline stage. We anticipate that most of a company’s funding needs will occur during these first three stages.

●	Seed stage: Financing is needed for assets, and research and development of an initial business concept. The company usually has relatively low costs in developing the business idea. The ownership model is considered and implemented.

●	Start-up stage: Financing is needed for product development and initial marketing. Firms in this phase may be in the process of setting up a business or they might have been in operating the business for a short period of time but may not have sold their products commercially. In this phase, costs are increasing due to product development, market research and the need to recruit personnel. Low levels of revenues are starting to generate.

●	Expansion stage: Financing is needed for growth and expansion. Capital may be used to finance increased production capacity, product, or marketing development or to hire additional personnel. In the early expansion phase, sales, and production increases but there is not yet any profit. In the later expansion stage, the business typically needs extra capital in addition to organically generated profit, for further development, marketing, or product development.

We intend for our business incubators to provide valuable support to young, emerging growth and potential high growth companies at critical junctures of their development. For example, our incubators will offer office space at a below market rental rate. We will also provide our expertise, business contacts, introductions, and other resources to assist their development and growth. Depending on each individual circumstance, we may also take an active advisory role in our venture capital companies including board representation, strategic marketing, corporate governance, and capital structuring. We believe that there will be potential investment opportunities for us in these start-up companies.

Our business processes for our investment strategy in select start-up and high growth companies are as follows:

●	Step 1. Generating Deal Flow: We expect to actively search for entrepreneurial firms and to generate deal flow through our business incubator and the personal contacts of our executive team. We also anticipate that entrepreneurs will approach us for financing.

●	Step 2. Investment Decision: We will evaluate, examine and engage in due diligence of a prospective portfolio company, including but not limited to product/services viability, market potential and integrity as well as capability of the management. After that, both parties arrive at an agreed value for the deal. Following that is a process of negotiation which, if successful, ends with capital transformation and restructuring.

●	Step 3. Business Development and Value Adding: In addition to capital contribution, we expect to provide expertise, knowledge and relevant business contacts to the company.

●	Step 4. Exit: There are several ways to exit an investment in a company. Common exits are:

○	IPO (Initial Public Offering): The company’s shares are offered in a public sale on an established securities market.

○	Trade sale (Acquisition): The entire company is sold to another company.

○	Secondary sale: The company’s firm sells only part of its shares.

○	Buyback or MBO: Either the entrepreneur or the management of the company buys back the company’s shares of the firm.

○	Reconstruction, liquidation or bankruptcy: If the project fails, the company will restructure or close down its operations.

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

Sales and Marketing

We plan to deploy three strategies to market the Greenpro brand: leadership, market segmentation and sales management process development.

●	Building Brand Image: Greenpro’s marketing efforts will focus on building the image of our extensive expertise and knowledge of our professionals. We intend to conduct a marketing campaign through media visibility, seminars, webinars, and the creation of a wide variety of white papers, newsletters, books, and other information.

●	Market segmentation: We plan to devote marketing resources to highly measurable and high return on investment tactics that specifically target those industries and areas where Greenpro has particularly deep experience and capabilities. These efforts typically involve local, regional, or national trade show and event sponsorships, targeted direct mail, email, and telemarketing campaigns, and practice and industry specific micro-sites and newsletters in the Asian region.

●	Social Media: We plan to begin a social media campaign utilizing blogs, Twitter, Facebook, and LinkedIn after we secure sufficient financing. A targeted campaign will be made to the following groups of clients: law firms, auditing firms, consulting firms and small to medium-sized enterprises (“SMEs”) in different industries, including biotechnology, intellectual property, information technologies and real estate.

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

We generated revenues of $3,673,997 during the fiscal year ended December 31, 2022, and $2,949,780 during the fiscal year ended December 31, 2021. We are not a party to any long-term agreements with our customers.

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

We believe that the principal competitive factors in our market include quality of analysis; applicability and efficacy of recommendations; strength and depth of relationships with clients; ability to meet the changing needs of current and prospective clients; and service scope. By utilizing our competitive strengths, we believe that we have a competitive edge over other competitors due to the breadth of our service offerings, one stop convenience, pricing, marketing expertise, coverage network, service levels, track record, brand, and reputation. We are confident we can retain and enlarge our market share.

Intellectual Property

We intend to protect our investment in the research and development of our products and technologies. We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights, and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by a particular jurisdiction. Currently, our revenue is derived principally from our operations in Hong Kong, China and Malaysia, where intellectual property protection may be limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of intellectual property.

We have registered trademarks as a means of protecting the brand names of our companies and products. We intend to protect our trademarks against infringement, and also seek to register design protection where appropriate. Currently, there are six trademarks registered under the name of Greenpro Resources (HK) Limited.

Trademark	Trademark Owner	Country / Territory	Registration Date	Brief Description
	Greenpro Resources (HK) Limited	Hong Kong	August 11, 2010, June 25, 2013, and December 3, 2014	Classes 35, 41, 42: Advertising, business management, business administration, office functions, research services, education, training
		U.S.A.	February 2, 2016	Class 35: Business administration services, business assistance, management and information services, business knowledge management and consulting services
		China	December 28, 2014	Classes 35 and 42: Advertising, business management, business administration, office functions and research services
		Singapore	July 22, 2013	Classes 35 and 42: Advisory services related to business management and administration, computer software and security

We rely on trade secrets and un-patentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require all employees to execute confidentiality agreements upon the commencement of employment with us. These agreements provide that all confidential information developed or made known to the individual through individual’s relationship with us, to be kept confidential and do not disclose to third parties except in specific circumstances. The agreements also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or un-patentable know-how will not otherwise become known or be independently developed by competitors.

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

The Employment Ordinance is the main piece of legislation governing conditions of employment in Hong Kong. It covers a comprehensive range of employment protection and benefits for employees, including Wage Protection, Rest Days, Holiday Pay, Paid Annual Leave, Sickness Allowance, Maternity Protection, Statutory Paternity Leave, Severance Payment, Long Service Payment, Employment Protection, Termination of Employment Contract and Protection against Anti-Union Discrimination.

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

Employment Contracts

The Employment Contract Law was promulgated by the National People’s Congress’ Standing Committee on June 29, 2007, and took effect on January 1, 2008. The Employment Contract Law governs labor relations and employment contracts (including the entry into, performance, amendment, termination, and determination of employment contracts) between domestic enterprises (including foreign-invested companies), individual economic organizations and private non-enterprise units (collectively referred to as the “employers”) and their employees

a. Execution of employment contracts

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

As an offshore holding company with PRC subsidiaries, we may (i) make additional capital contributions to our PRC subsidiaries, (ii) establish new PRC subsidiaries and make capital contributions to these new PRC subsidiaries, (iii) make loans to our PRC subsidiaries or consolidated affiliated entities, or (iv) acquire offshore entities with business operations in China in offshore transactions. However, most of these uses are subject to PRC regulations and approvals. For example:

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

Currently, we are following the above applicable ordinances and regulations in China and have not involved any lawsuit or prosecuted by the local authority resulting from any breach of the ordinances and regulations.

Insurance

We do not current maintain property, business interruption and casualty insurance. As our business matures, we expect to obtain such insurance in accordance with customary industry practices in Malaysia, Hong Kong and China, as applicable.

Seasonality

Our businesses are not subject to seasonality.

Employees

As of March 31, 2023, we have 48 employees, located in the following territories:

Country/Territory	Number of Employees
Malaysia	15
China	23
Hong Kong	10

As a result of the Employment Contract Law, all our employees in China have executed standard written employment agreements with us.

We are required to contribute to the Employees Provident Fund (EPF) under a defined contribution pension plan for all eligible employees in Malaysia between the ages of 18 and 55. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. The participants are entitled to all our contributions together with accrued returns regardless of their length of service with the Company. For the years ended December 31, 2022, and 2021, the contributions were $36,593 and $35,977, respectively.

We are required to contribute to the Mandatory Provident Fund (MPF) for all eligible employees in Hong Kong between the ages of 18 and 65. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2022, and 2021, the MPF contributions by the Company were $22,025 and $25,663, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

We are required to contribute to the Social Insurance Schemes and Housing Fund Schemes for all eligible employees in PRC. For the years ended December 31, 2022, and 2021, the contributions were $47,901 and $44,603, respectively.

Executive Office

Our principal executive office is located at B-7-5, Northpoint, Mid Valley City, No. 1 Medan Syed Putra Utara, 59200, Kuala Lumpur, Malaysia. Our principal telephone number is +60 3 2201 - 3192 and our website is “greenprocapital.com”. The information contained on our website is not, and should not be interpreted to be, a part of this Form 10-K.

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

More specifically our business was affected to a large extent by a shut-down of operations both for ourselves and our clients for much of 2020 and the first half of 2021. Total revenue for fiscal year 2022 was $$3,673,997 compared to $2,949,780 for fiscal year 2021. The increase year over year is largely attributable to the growth in the provision of business services, which mainly comprise business consulting and advisory services as well as company secretarial, accounting and financial analysis services. When nation-wide shutdowns were mandated the first half of 2020, there was a corresponding decline in demand for our business services. When business gradually resumed beginning the latter half 2020, we saw a corresponding increase in orders of our business services.

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

We were incorporated in Nevada in July 2013. For the years ended December 31, 2022, and 2021, we generated revenues of $3,673,997 and $2,949,780 and incurred net losses of $6,262,188 and $14,363,232, respectively. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we are operating. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to market our product and services;

●	our ability to generate revenues; and

●	our ability to raise the capital necessary to continue marketing and developing our product.

We are not currently profitable and may not become profitable.

As of December 31, 2022, we recorded a negative cash flow of $2,402,769 in operating activities. We incurred an operating loss of $1,518,503 and a net loss of $6,262,188 for the year ended December 31, 2022. We expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve profitability. We also expect to experience negative cash flow for the foreseeable future due to operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our business.

We may not be able to continue to operate as a going concern.

For the year ended December 31, 2022, the Company incurred a net loss of $6,262,188 and used cash in operating activities of $2,402,769. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2022, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our business operations are conducted in South-East Asia and East Asia. Accordingly, the results of our operations, financial condition and prospects are subject to a significant degree to the economic, political and legal conditions of the South-East Asia and East Asia countries where we intend to develop business. Following the closing of our initial public offering in 2018, we derive a significant portion of our revenues and earnings from Hong Kong, our principal business place, PRC, Malaysia, and other South-East Asia countries, respectively. Operation in multiple foreign countries involves substantial risk. For example, our operations and business activities are subject to a variety of laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy and security requirements, labor laws, intellectual property laws, privacy laws, and anti-competition regulations. As we expand into additional countries, the complexity inherent in complying with these laws and regulations increases, making compliance more difficult and costly and driving up the costs of doing business in foreign jurisdictions. Any failure to comply with foreign laws and regulations could subject us to fines and penalties, make it more difficult or impossible to do business in that country and harm our reputation.

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

Recently, the Chinese government announced that it would step up supervision of Chinese firms listed offshore. Under the new measures, China will improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading, China will also check sources of funding for securities investment and control leverage ratios. The Cyberspace Administration of China (“CAC”) has also opened a cyber-security probe into several U.S.-listed tech giants focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the Data Security Law, how companies collect, store, process and transfer data. If our Hong Kong and PRC subsidiaries are subject to such a probe or if they are required to comply with stepped-up supervisory requirements, valuable time from management and money may be expended in complying and/or responding to the probe and requirements, thus diverting valuable resources and attention away from our operations. This may, in turn, negatively impact their operations.

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

Because of the Company’s subsidiaries in Hong Kong and mainland China and its operations there and given the Chinese government’s significant oversight and discretion over the conduct of our Hong Kong and PRC subsidiaries’ business operations there, there is always a risk that the Chinese government may, in the future, seek to affect operations of any company with any level of operations in China including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. In light of China’s recent extension of authority not only in China but into Hong Kong, there are risks and uncertainties which it cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice. The Chinese government may intervene or influence the Company’s current and future operations in Hong Kong and China at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers likes ourselves.

If any or all of the foregoing were to occur, this could lead to a material change in our Hong Kong and China subsidiaries’ operations and/or the value of the Company’s Common Stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Our shares may be delisted under the Holding Foreign Companies Accountable Act (“HFCAA”) if the PCAOB is unable to inspect our auditors for three consecutive years beginning in 2021. If the bill passed by the U.S. Senate on June 22, 2021 is passed by the U.S. House of Representatives and signed into law, this would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two. The delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The Holding Foreign Companies Accountable Act (“HFCAA”) was enacted on December 18, 2020. The HFCAA states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit the company’s shares from being traded on a national securities exchange or in the over the counter trading market in the U.S.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two years.

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

On December 16, 2021, PCAOB announced the PCAOB HFCAA determinations (the “PCAOB determinations”) relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong.

Our auditor, JP Centurion & Partners PLT (“Centurion”) is headquartered in Kuala Lumpur, Malaysia. and is the independent registered public accounting firm that issued the audit reports included in this annual report, and as auditors of companies that are traded publicly in the United States and firms registered with the PCAOB, are subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess their compliance with the applicable professional standards. We are not aware of any reasons to believe or conclude that Centurion, would not permit an inspection by PCAOB or may not be subject to such inspection. Centurion is outside the jurisdiction of Hong Kong and China and have assured us that if requested, they shall cooperate and deliver work papers of our Chinese subsidiaries to the PCAOB for inspection. We cannot assure you that the jurisdiction in which our current auditor is located would not implement rules forbidding our auditor to be subject to PCAOB inspection. If such rules were to be implemented, we may have to incur substantial costs and time to appoint a new auditor to re-audit our financials. This could cause the market price of our shares to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on the national securities exchange if we fail to do so timely or on commercially reasonable times.

On August 26, 2022, the PCAOB announced that it had signed a Statement of Protocol (the “SOP”) with the China Securities Regulatory Commission and the Ministry of Finance of China. The SOP, together with two protocol agreements governing inspections and investigations (together, the “SOP Agreement”), establishes a specific, accountable framework to make possible complete inspections and investigations by the PCAOB of audit firms based in mainland China and Hong Kong, as required under U.S. law. The SOP Agreement remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the SOP Agreement disclosed by the SEC, the PCAOB shall have sole discretion to select any audit firms for inspection or investigation and the PCAOB inspectors and investigators shall have a right to see all audit documentation without redaction. According to the PCAOB, its December 2021 determinations under the HFCAA remain in effect. The PCAOB is required to reassess these determinations by the end of 2022. Under the PCAOB’s rules, a reassessment of a determination under the HFCAA may result in the PCAOB reaffirming, modifying or vacating the PCACOB determinations. However, if the PCAOB continues to be prohibited from conducting complete inspections and investigations of PCAOB-registered public accounting firms in mainland China and Hong Kong, the PCAOB is likely to determine by the end of 2022 that positions taken by authorities in the PRC obstructed its ability to inspect and investigate registered public accounting firms in mainland China and Hong Kong completely, then the companies audited by those registered public accounting firms would be subject to a trading prohibition on U.S. markets pursuant to the HFCAA.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company’s auditor was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC had announced that the SEC staff was preparing a consolidated proposal for the rules regarding the implementation of the HFCAA and to address the recommendations in the PWG report. The implications of possible additional regulation in addition to the requirements of the HFCAA and what was recently adopted on December 2, 2021 are uncertain. Such uncertainty could cause the market price of our shares of common stock to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on the national securities exchange earlier than would be required by the HFCAA. If our shares are unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase our shares when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our shares.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our future business and operations.

Our business direction going forward is focused in the Asia region which, accordingly, could place our future business, financial condition, results of operations and prospects be influenced to a certain degree by political, economic and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies.

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

Our Hong Kong and China subsidiaries may be subject to a variety of laws and other obligations regarding cyber security and data protection, and any failure to comply with applicable laws and obligations could have a material and adverse effect on their business, financial condition and results of operations.

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

The PRC regulatory and enforcement regime with regard to privacy and data security is evolving. The PRC Cyber Security Law which was promulgated on November 7, 2016 and became effective on June 1, 2017 provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. According to the Cyber Security Review Measures promulgated by the Cyberspace Administration of China and certain other PRC regulatory authorities in April 2020, which became effective in June 2020, operators of critical information infrastructure must pass a cyber-security review when purchasing network products and services which do or may affect national security. If they provide or are deemed to provide such network products and services to critical information infrastructure operators, or they are deemed to be a critical information infrastructure operator, they would be required to follow cyber security review procedures. There can be no assurance that they would be able to complete the applicable cyber security review procedures in a timely manner, or at all, if they are required to follow such procedures. Any failure or delay in the completion of the cyber security review procedures may prevent them from using or providing certain network products and services, and may result in fines of up to ten times the purchase price of such network products and services being imposed upon us, if they are to be deemed a critical information infrastructure operator using network products or services without having completed the required cyber security review procedures. The PRC government is increasingly focused on data security, recently launching cyber security review against a number of mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period.

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

In addition, on July 10, 2021, the Cyberspace Administration of China issued the Measures for Cyber Security Review (Revision Draft for Comments) for public comments, which proposes to authorize the relevant government authorities to conduct cyber security review on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess personal data of more than one million users. The PRC National Security Law covers various types of national security, including technology security and information security.

Our Hong Kong and China subsidiaries do not collect, process or use personal information of entities or individuals other than what is necessary for our business and do not disseminate such information. They do not operate mobile apps and they do not possess information on more than a million entities/individuals. Although we believe they currently are not required to obtain clearance from the Cyberspace Administration of China under the Measures for Cyber Security Review (Revision Draft for Comments) or the Opinions on Strictly Cracking Down on Illegal Securities Activities, they face uncertainties as to the interpretation or implementation of such regulations or rules, and if required, whether such clearance can be timely obtained, or at all.

Compliance with the PRC Cyber Security Law, the PRC National Security Law, the Data Security Law, the Personal Information Protection Law, the Cyber Security Review Measures, as well as additional laws and regulations that PRC regulatory bodies may enact in the future, including data security and personal information protection laws, may result in additional expenses to us and subject us to negative publicity, which could harm our reputation among users and negatively affect the trading price of our shares in the future. There are also uncertainties with respect to how the PRC Cyber Security Law, the PRC National Security Law and the Data Security Law will be implemented and interpreted in practice. PRC regulators, including the Ministry of Public Security, the MIIT, the SAMR and the Cyberspace Administration of China, have been increasingly focused on regulation in the areas of data security and data protection, including for mobile apps, and are enhancing the protection of privacy and data security by rule-making and enforcement actions at central and local levels. We expect that these areas will receive greater and continued attention and scrutiny from regulators and the public going forward, which could increase our Hong Kong and China subsidiaries’ compliance costs and subject them to heightened risks and challenges associated with data security and protection. If our Hong Kong and China subsidiaries are unable to manage these risks, they could become subject to penalties, including fines, suspension of business, prohibition against new user registration (even for a short period of time) and revocation of required licenses, and their reputation and results of operations could be materially and adversely affected.

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

On June 22, 2021, the U.S. Senate passed Accelerating Holding Foreign Companies Accountable Act, and on December 29, 2022, legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to the Accelerating Holding Foreign Companies Accountable Act and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading.

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

The SEC will identify Commission-Identified Issuers for fiscal years beginning after December 18, 2020. A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as a Commission-Identified Issuer based on its annual report for the fiscal year ended December 31, 2022, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ended December 31, 2023.

On December 16, 2021, PCAOB announced the PCAOB HFCAA determinations (the “PCAOB determinations”) relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong.

On August 26, 2022, the PCAOB announced that it had signed a Statement of Protocol (the “SOP”) with the China Securities Regulatory Commission and the Ministry of Finance of China. The SOP, together with two protocol agreements governing inspections and investigations (together, the “SOP Agreement”), establishes a specific, accountable framework to make possible complete inspections and investigations by the PCAOB of audit firms based in mainland China and Hong Kong, as required under U.S. law. The SOP Agreement remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the SOP Agreement disclosed by the SEC, the PCAOB shall have sole discretion to select any audit firms for inspection or investigation and the PCAOB inspectors and investigators shall have a right to see all audit documentation without redaction. According to the PCAOB, its December 2021 determinations under the HFCAA remain in effect. The PCAOB is required to reassess these determinations by the end of 2022. Under the PCAOB’s rules, a reassessment of a determination under the HFCAA may result in the PCAOB reaffirming, modifying or vacating the PCACOB determinations. However, if the PCAOB continues to be prohibited from conducting complete inspections and investigations of PCAOB-registered public accounting firms in mainland China and Hong Kong, the PCAOB is likely to determine by the end of 2022 that positions taken by authorities in the PRC obstructed its ability to inspect and investigate registered public accounting firms in mainland China and Hong Kong completely, then the companies audited by those registered public accounting firms would be subject to a trading prohibition on U.S. markets pursuant to the HFCAA.

On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination.

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

Our auditor, JP Centurion & Partners PLT (“Centurion”) is headquartered in Kuala Lumpur, Malaysia. and is the independent registered public accounting firm that issued the audit reports included in this annual report, and as auditors of companies that are traded publicly in the United States and firms registered with the PCAOB, are subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess their compliance with the applicable professional standards. We are not aware of any reasons to believe or conclude that Centurion, would not permit an inspection by PCAOB or may not be subject to such inspection. Centurion is outside the jurisdiction of Hong Kong and China and have assured us that if requested, they shall cooperate and deliver work papers of our Chinese subsidiaries to the PCAOB for inspection. We cannot assure you that the jurisdiction in which our current auditor is located would not implement rules forbidding our auditor to be subject to PCAOB inspection. If such rules were to be implemented, we may have to incur substantial costs and time to appoint a new auditor to re-audit our financials. This could cause the market price of our shares to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on the national securities exchange if we fail to do so timely or on commercially reasonable times.

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

It remains unclear what further actions the SEC, the PCAOB or NASDAQ will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national securities exchange or over-the-counter stock market). In addition, the March 2021 interim final amendments and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our shares of common stock could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time.

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

Hong Kong is a Special Administrative Region of the PRC and enjoys a high degree of autonomy under the “one country, two systems” principle. The Hong Kong Special Administrative Region’s constitutional document, the Basic Law, ensures that the current political situation will remain in effect for 50 years. Hong Kong has enjoyed the freedom to function in a high degree of autonomy for its affairs, including currencies, immigration and custom, independent judiciary system and parliamentary system. However, we are not in any position to guarantee the implementation of the “one country, two systems” principle and the level of autonomy as currently in place at the moment. Any changes in the state of political environment in Hong Kong may materially and adversely affect our business and operation. Additionally, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our clients.

The Standing Committee of the National People’s Congress (“SCNPC”) or PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that require us or our subsidiaries to obtain regulatory approval from Chinese authorities before or after listing in the U.S.

We are subject to certain legal and operational risks associated with being based in China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and as a result these risks may result in material changes in the operations of our China subsidiaries, significant depreciation of the value of our shares, or a complete hindrance of our ability to offer or continue to offer our securities to investors. Recently, the PRC government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to variable interest entities, data security, and anti-monopoly concerns. As of the date of this report, we and our subsidiaries have not been involved in any investigations on cybersecurity review initiated by any PRC regulatory authority, nor has any of them received any inquiry, notice or sanction.

On August 8, 2006, six Governmental Agencies, namely, the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the CSRC and the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006 and were amended on June 22, 2009. The M&A Rules require that among other things, that the Ministry of Commerce, or MOFCOM, be notified in advance of any change of control transaction in which a foreign investor acquires control of a PRC domestic enterprise and involves following circumstances: (i) any important industry is concerned; (ii) such transaction involves factors that impact or may impact national economic security; or (iii) such transaction will lead to a change of control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. The M&A Rules also requires offshore special purpose vehicles that are controlled by PRC companies or individuals and that have been formed for overseas listing purposes through acquisitions of PRC domestic interest held by such PRC companies or individuals, to obtain the approval of CSRC prior to publicly listing their securities on an overseas stock exchange.

On December 30, 2019, the Ministry of Commerce and the State Administration of Market Supervision and Administration issued the “Foreign Investment Information Reporting Measures” (hereinafter referred to as the “Reporting Measures”), which took effect on January 1, 2020. The “Reporting Measures” clearly states that foreign investors who directly or indirectly conduct investment activities in China should submit investment information to the commercial authorities by foreign investors or foreign-invested enterprises in accordance with these Measures. If there is any change in the information of investors and their actual controllers, investment transaction information, and other information, they should report to the relevant authorities.

On February 17, 2023, the China Securities Regulatory Commission issued the Notice on Filing Management Arrangements for Overseas Issuance and Listing of Domestic Enterprises” (hereinafter referred to as the “Arrangements for Overseas Listing of Domestic Enterprises”). It clearly states that foreign investors who acquire control of domestic enterprises in China and are listed overseas as issuers are recognized as “domestic enterprises listed overseas” must comply with laws, administrative regulations, and relevant national regulations on foreign investment, state-owned asset management, industry supervision, and overseas investment, and accept the management and supervision of the China Securities Regulatory Commission.

Under the current PRC laws and regulations, we do not expect that we will trigger MOFCOM pre-notification under the above-mentioned circumstances or any review by other PRC government authorities. However, the application of the M&A Rules remains unclear. If CSRC approval is required, it is uncertain whether it would be possible for us to obtain the approval, and any failure to obtain or delay in obtaining CSRC approval would subject us to sanctions imposed by the CSRC and other PRC regulatory agencies. According to our PRC counsel, Chiu Sui Wun Grace from Guangdong Qianhai Sun Law Firm, based on her understanding of the current PRC laws, rules and regulations that the CSRC’s approval under the M&A Rules may not be required for our continued listing on Nasdaq, given that:  (i) we did not establish our mainland China subsidiaries through merger with or acquisition of PRC domestic companies as defined in the M&A Rules, and (ii) our mainland China subsidiaries through merger with or acquisition of PRC domestic companies do not involve following circumstances of “any important industry is concerned, or such transaction involves factors that impact or may impact national economic security; or such transaction will lead to a change of control of a domestic enterprise which holds a famous trademark or PRC time-honored brand”.

However, according to the “Arrangement for Overseas Listing of Domestic Enterprises” issued by the China Securities Regulatory Commission on February 17, 2023, it is clearly stipulated that if a foreign investor acquires control of a domestic enterprise and is listed overseas as an issuer, and the issuer simultaneously meets the following conditions, it will be recognized as an indirect overseas listing of a domestic enterprise and subject to the supervision and management of the China Securities Regulatory Commission: (1) The operating income, total profit, total assets, or net assets of the domestic enterprise in the most recent accounting year, the ratio of any indicator of total profit, total assets, or net assets , whichever to the issuer’s audited consolidated financial statements for the same period exceeds 50%; (2) The main business activities are carried out in China or the main premises are located in China, or the majority of senior management personnel responsible for business management are Chinese citizens or have their habitual residence in China. Since the implementation date of the “Management Trial Measures”, a domestic enterprise that falls within the scope of filing and has been issued and listed overseas or meets the following conditions is a stock enterprise: Before the implementation date of the “Management Trial Measures”, the application for indirect overseas issuance and listing has been approved by an overseas regulatory authority or an overseas stock exchange (such as the Hong Kong market has passed the hearing, the United States market has agreed to register and take effect, etc.), and there is no need to re fulfill the regulatory procedures for the issuance and listing of overseas regulatory agencies or overseas stock exchanges (such as a re-hearing in the Hong Kong market, etc.), and complete the overseas issuance and listing before September 30, 2023. Stock enterprises do not require immediate filing, and subsequent filing matters such as refinancing should be filed as required. Therefore, if we are identified by the China Securities Regulatory Commission as to the situation of “indirect overseas listing”, we should go through relevant filing procedures with the China Securities Regulatory Commission as required when subsequent filing matters such as refinancing are involved,

In addition, according to the “Reporting Measures” issued by the Ministry of Commerce and the State Administration of Market Supervision and Administration on December 30, 2019, our previous listing on NASDAQ may be identified as a change in circumstances such as investors and should be reported to the relevant competent authorities in accordance with the “Reporting Measures”.

However, our PRC counsel has further advised us that there remains some uncertainty as to how the M&A Rules will be interpreted or implemented in the context of an overseas listing and its opinions summarized above are subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant PRC government agencies, including the CSRC, would reach the same conclusion as we do.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments, which require, among others, in addition to any “operator of critical information infrastructure,” any “data processor” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review. Later on December 28, 2021, the Measures for Cybersecurity Review (2021 version) were promulgated and became effective on February 15, 2022, which provide that any “online platform operators” controlling personal information of more than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review. The Measures for Cybersecurity Review (2021 version) further elaborated the factors to be considered when assessing the national security risks of the relevant activities. On November 14, 2021, the Cyberspace Administration of China published the Network Internet Data Protection Draft Regulations (draft for comments), which reiterates that data handlers that process the personal information of more than one million users listing in a foreign country should apply for a cybersecurity review. We do not believe we are among the “operator of critical information infrastructure”, “data processor”, “online platform operators” or “data handler” as mentioned above, however, the Measures for Cybersecurity Review (2021 version) were newly adopted and the Network Internet Data Protection Draft Regulations (draft for comments) is in the process of being formulated and it is unclear on how they will be interpreted, amended and implemented by the relevant PRC governmental authorities.

On February 17, 2023, the CSRC released the Trial Measures and five supporting guidelines, which will come into effect on March 31, 2023 and if enacted, may subject us to additional compliance requirement in the future. See “Risk Factors - Risks Related to Our Corporate Structure - The Opinions recently issued by the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council, and the New Overseas Listing Rules promulgated by the CSRC may subject us to additional compliance requirements in the future.”

The Measures for Cybersecurity Review (2021 version) was newly adopted, the Network Internet Data Protection Draft Regulations (draft for comments) is in the process of being formulated and the Opinions remain unclear on how they will be interpreted, amended and implemented by the relevant PRC governmental authorities. Thus, substantial uncertainties exist with respect to its interpretation and implementation regarding such laws and regulations. Furthermore, if we are required by the Trial Measures to complete the filing procedures with the CSRC in connection with our listing, we cannot assure you that we will be able to complete such filings in a timely manner, or at all, in the future. Any failure by us to comply with such filing procedures could impact our operations materially and adversely, and significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Furthermore, we and our subsidiaries, and our investors may face uncertainty about future actions by the government of China that could significantly affect our financial performance and operations. We cannot assure you that the PRC government will not initiate possible governmental actions or scrutiny to us, which could substantially affect our operation and the value of our shares may depreciate quickly. As of the date of this report, neither our Company nor any of our subsidiaries have received nor was denied permission from Chinese authorities to list on U.S. exchanges under the PRC laws and regulations currently in effect. However, there is no guarantee that our Company or our subsidiaries will receive, or not be denied, permission from Chinese authorities to list on U.S. exchanges in the future. China’s economic, political and social conditions, as well as interventions and influences of any government policies, laws and regulations are uncertain and could have a material adverse effect on our business.

The Opinions recently issued by the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council and the New Overseas Listing Rules promulgated by the CSRC may subject us to additional compliance requirements in the future.

On February 17, 2023, with the approval of the State Council, the CSRC released the Trial Measures and five supporting guidelines, which will come into effect on March 31, 2023. According to the Trial Measures, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC; if a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines; (2) if the issuer meets both of the following conditions, the overseas offering and listing shall be determined as an indirect overseas offering and listing by a domestic company: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China; and (3) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes an application for an initial public offering in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted. On the same day, the CSRC also held a press conference for the release of the Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which, among others, clarifies that (1) on or prior to the effective date of the Trial Measures, domestic companies that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges may reasonably arrange the timing for submitting their filing applications with the CSRC, and must complete the filing before the completion of their overseas offering and listing; (2) a six-month transition period will be granted to domestic companies which, prior to the effective date of the Trial Measures, have already obtained the approval from overseas regulatory authorities or stock exchanges, but have not completed the indirect overseas listing; if domestic companies fail to complete the overseas listing within such six-month transition period, they shall file with the CSRC according to the requirements; and (3) the CSRC will solicit opinions from relevant regulatory authorities and complete the filing of the overseas listing of companies with contractual arrangements which duly meet the compliance requirements, and support the development and growth of these companies.

On April 2, 2022, the CSRC published the Draft Archives Rules. In the overseas listing activities of domestic companies, domestic companies, as well as securities companies and securities service institutions providing relevant securities services thereof, should establish a sound system of confidentiality and archival work, shall not disclose state secrets, or harm the state and public interests. Where a domestic company provides or publicly discloses to the relevant securities companies, securities service institutions, overseas regulatory authorities and other entities and individuals, or provides or publicly discloses through its overseas listing entity, any document or material involving any state secret or any work secret of any governmental agency, it shall report to the competent authority for approval in accordance with the law, and submit to the secrecy administration department for filing. Domestic companies shall not provide accounting records to an overseas accounting firm that has not performed the corresponding procedures. Securities companies and securities service organizations shall comply with the confidentiality and archive management requirements, and keep the documents and materials properly. Securities companies and securities service institutions that provide domestic enterprises with relevant securities services for overseas issuance and listing of securities shall keep such archives they compile within the territory of the PRC and shall not transfer such archives to overseas institutions or individuals, by any means, such as carrying, shipping or through any other information technologies, without the approval of the relevant competent authorities. If the archives or duplicates of such archives are of important value to the state and society and needed to be taken abroad, approval shall be obtained in accordance with relevant provisions.

The Trial Measures, and the Draft Archives Rules if enacted, may subject us to additional compliance requirements in the future, and we cannot assure you that we will be able to get the clearance of filing procedures under the Trial Measures on a timely basis, or at all. Any failure by us to fully comply with new regulatory requirements, including but limited to the failure to complete the filing procedures with the CSRC if required, may significantly limit or completely hinder our ability to offer or continue to offer our Ordinary Shares, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our financial condition and results of operations and cause our Ordinary Shares to significantly decline in value or become worthless.

Risks Related to our Common Stock

Our failure to meet the continued listing requirements of Nasdaq could result in the de-listing of our Common Stock.

On January 3, 2022, the “Company received notice from The NASDAQ Stock Market (“Nasdaq”) that, because the closing bid price for the Company’s Common Stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Capital Market pursuant to the Nasdaq Listing Rule 5550(a)(2). However the Nasdaq Listing Rules also provide the Company a compliance period of 180 calendar days (i.e. by July 5, 2022) in which to regain compliance.

If we fail to satisfy the continued listing requirements of Nasdaq, including the minimum closing bid price requirement, Nasdaq may take steps to delist our Common Stock. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so.

On August 12, 2022, the Company received a notification from the Nasdaq that it had determined that for the last 11 consecutive business days, from July 28, 2022 to August 11, 2022, the closing bid price of the Company’s Common Stock had been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Listing Rule 5550(a)(2) and the Nasdaq is treating this matter as now closed.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of certain companies. These market fluctuations may also materially and adversely affect the market price of the shares.

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

Currently, Mr. Lee Chong Kuang, our CEO, beneficially owns approximately 22% of our outstanding shares of Common Stock, and Mr. Loke Che Chan Gilbert, our CFO, beneficially owns approximately 18% of our outstanding shares of Common Stock, collectively 40%. As a result, Messrs. Lee and Loke are collectively able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit the other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at B-7-5, Northpoint, Mid Valley City, No. 1 Medan Syed Putra Utara, 59200, Kuala Lumpur, Malaysia.

Location	Owner	Use

B-7-5, Northpoint, Mid Valley City, No. 1 Medan Syed Putra Utara, 59200 Kuala Lumpur, Malaysia	Greenpro Resources Sdn Bhd	Self-use business premises

D-07-06 and D-07-07~Sky Park @ One City, Jalan USJ 25/1, 47650 Subang Jaya, Selangor Darul Ehsan, Malaysia	Greenpro Resources Sdn Bhd	Investment for rental and capital gains

Units 6, 7 and 8, 22/F., Di Wang Building, No. 5002 Shennan Dong Road, Luohu District, Shenzhen, China	Greenpro Management Consultancy Limited	Self-use business premises

Factory Units A8, B1, B6, B7, B8, B9, C8, C9, D8, D9 on 14/F., Wang Cheung Industrial Building, 6 Tsing Yeung Circuit, Tuen Mun, New Territories, Hong Kong	Forward Win International Limited	Investment for rental and capital gains

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

On or about April 1, 2022, MFAI commenced an arbitration through Judicial Arbitration and Mediation Services, Inc. (JAMS), in which it reasserted the allegations of the Complaint, and on May 2, 2022, the Company submitted a Statement of Defense, again denying all material allegations. On November 18, 2022, after conducting preliminary discovery, the Parties jointly requested a stay of the arbitration in an effort to resolve the dispute through mediation. Accordingly, the arbitration is presently stayed, pending mediation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed on the NASDAQ Capital Market under the trading symbol “GRNQ.” Our Common Stock did not trade prior to July 9, 2015.

On March 30, 2023, the closing price for our Common Stock as reported on the NASDAQ Capital Market was $1.42.

As of March 31, 2023, we had 7,875,813 shares of our Common Stock issued and outstanding. There were approximately 196 record holders of our Common Stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

During 2022, the Company did not issue any shares of its Common Stock.

Set forth below is information regarding the Company’s issuance of Common Stock during 2021:

Date	Shares of Common Stock Issued	Cash Proceeds / Value in Kind from Share Issuance	Recipient(s) of Shares
February 26, 2021 (1)	34,259	925,000	Two shareholders
April 7, 2021 (2)	300,000	7,206,000	One shareholder
April 7, 2021 (3)	6,000	144,120	One shareholder
April 16, 2021 (4)	70,474	1,642,040	One shareholder
July 14, 2021 (5)	23,266	234,986	One shareholder
July 19, 2021 (6)	7,953	69,191	Twenty-five shareholders
July 26, 2021 (7)	28,150	261,793	One shareholder
August 5, 2021 (8)	56,299	489,637	One shareholder
August 12, 2021 (9)	64,342	521,237	One shareholder
August 20, 2021 (10)	337,500	2,564,662	One shareholder
August 24, 2021 (11)	337,000	3,088,268	One shareholder
August 31, 2021 (12)	170,967	1,636,664	One shareholder
August 31, 2021 (13)	107,500	1,029,097	One shareholder
October 6, 2021 (14)	22,730	153,676	One shareholder
October 8, 2021 (15)	104,273	710,200	One shareholder
November 17, 2021 (16)	20,000	208,080	One shareholder

1.	The Company issued 34,259 shares of its restricted Common Stock at $27 per share, or a total of $925,000, to exercise the stock option pursuant to Section 2.2 of a stock purchase and option agreement dated October 19, 2020, between the Company, First Bullion Holdings Inc. (“FBHI”) and the shareholder of FBHI, on February 26, 2021.

2.	The Company subscribed for $7,206,000 worth of Class B shares of Innovest Energy Fund (the “Fund”) by issuing 300,000 shares of the Company’s restricted Common Stock at a price of $24.02 per share, or a total of $7,206,000 to the Fund, on April 7, 2021.

3.	The Company issued 6,000 shares of restricted Common Stock to a designee of the Fund at a price of $24.02 per share, or a total of $144,120 to settle a subscription fee to the Fund, on April 7, 2021.

4.	The Company fully repaid the convertible note issued to Streeterville Capital, LLC (“Streeterville”) on October 13, 2020, by issuance of 70,474 shares of its restricted Common Stock at a conversion price of $10 per share for settlement of the principal balance of $670,000 and accrued interest of $34,738, respectively on April 16, 2021. The market price of the Company’s Common Stock was $23.3 per share, or at a total value of $1,642,040, on April 16, 2021.

5.	The Company partially repaid the convertible note issued to Streeterville on January 8, 2021, by issuance of 23,266 shares of its restricted Common Stock at a conversion price of $7.52175 per share for settlement of the principal balance of $175,000 on July 14, 2021. The market price of the Company’s Common Stock was $10.1 per share, or at a total value of $234,986, on July 14, 2021.

6.	The Company issued 7,953 shares of its restricted Common Stock at a price of $8.7 per share, or a total of $69,191, to redeem 347,000 shares out of total 504,750 shares of preferred stock from 25 preferred stock shareholders of Greenpro Capital Village Sdn. Bhd, on July 19, 2021.

7.	The Company partially repaid the convertible note issued to Streeterville on January 8, 2021, by issuance of 28,150 shares of its restricted Common Stock at a conversion price of $6.21675 per share for settlement of the principal balance of $175,000 on July 26, 2021. The market price of the Company’s Common Stock was $9.3 per share, or at a total value of $261,793, on July 26, 2021.

8.	The Company partially repaid the convertible note issued to Streeterville on January 8, 2021, by issuance of 56,299 shares of its restricted Common Stock at a conversion price of $6.21675 per share for settlement of the principal balance of $350,000 on August 5, 2021. The market price of the Company’s Common Stock was $8.697 per share, or at a total value of $489,637, on August 5, 2021.

9.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021, by issuance of 64,342 shares of its restricted Common Stock at a conversion price of $6.21675 per share for settlement of principal balance of $400,000 on August 12, 2021. The market price of the Company’s Common Stock was $8.101 per share, or at a total value of $521,237, on August 12, 2021.

10.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021, by issuance of 337,500 shares of its restricted Common Stock at a conversion price of $6.21675 per share for settlement of principal balance of $2,098,153 on August 20, 2021. The market price of the Company’s Common Stock was $7.599 per share, or at a total value of $2,564,662, on August 20, 2021.

11.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021, by issuance of 337,000 shares of its restricted Common Stock at a conversion price of $6.21675 per share for settlement of principal balance of $2,095,045 on August 24, 2021. The market price of the Company’s Common Stock was $9.164 per share, or at a total value of $3,088,268, on August 24, 2021.

12.	The Company fully repaid the convertible note issued to Streeterville on January 8, 2021, by issuance of 170,967 shares of its restricted Common Stock at a conversion price of $6.21675 per share for settlement of the balance of principal of $960,000 and accrued interest of $102,857 on August 31, 2021. The market price of the Company’s Common Stock was $9.573 per share, or at a total value of $1,636,664, on August 31, 2021.

13.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021, by issuance of 107,500 shares of its restricted Common Stock at a conversion price of $6.21675 per share for settlement of principal balance of $668,301 on August 31, 2021. The market price of the Company’s Common Stock was $9.573 per share, or at a total value of $1,029,097, on August 31, 2021.

14.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021, by issuance of 22,730 shares of its restricted Common Stock at a conversion price of $4.3995 per share for settlement of principal balance of $100,000 on October 6, 2021. The market price of the Company’s Common Stock was $6.761 per share, or at a total value of $153,676, on October 6, 2021.

15.	The Company fully repaid the convertible note issued to Streeterville on February 11, 2021, by issuance of 104,273 shares of its restricted Common Stock at a conversion price of $4.3995 per share for settlement of the balance of principal of $154,989 and accrued interest of $303,758, respectively on October 8, 2021. The market price of the Company’s Common Stock was $6.811 per share, or at a total value of $710,200, on October 8, 2021.

16.	The Company issued 20,000 shares of its restricted Common Stock at a price of $10.404 per share, or a total of $208,080, to settle marketing expense to Mr. Dennis Burns, on November 17, 2021.

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2022, and 2021, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties, and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

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

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. One of our venture capital business segments focuses on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods, which will include education and support services, and (2) searching the investment opportunities in selected start-up and high growth companies, which may generate significant returns to the Company. Our venture capital business focuses on companies located in South-East Asia and East Asia, including Hong Kong, Malaysia, China, Thailand, and Singapore. Another venture capital business segment focuses on rental activities of commercial properties and the sale of investment properties.

Results of Operations

For information regarding our controls and procedures, see Part–II, Item 9A - Controls and Procedures, of this Annual Report.

During the years ended December 31, 2022, and 2021, we principally operated in three regions: Hong Kong, China and Malaysia. We derived revenues from provision of services, leasing and trading of our commercial properties, respectively.

A table further describing our revenues and cost of revenues is set forth below:

	Year ended December 31,
	2022	2021
REVENUES:
Service revenue (including $665,203 and $861,449 of service revenue from related parties for the years ended December 31, 2022, and 2021, respectively)	$2,725,466	$2,820,950
Rental revenue	108,495	128,830
Sale of real estate properties	840,036	-
Total revenues	3,673,997	2,949,780

COST OF REVENUES:
Cost of service revenue	(404,077)	(422,908)
Cost of rental revenue	(46,083)	(49,778)
Cost of real estate properties sold	(573,343)	-
Total cost of revenues	(1,023,503)	(472,686)

GROSS PROFIT	2,650,494	2,477,094

OPERATING EXPENSES:
General and administrative (including $193,802 and $12,922 of general and administrative expense to related parties for the years ended December 31, 2022, and 2021, respectively)	(4,168,997)	(5,231,778)
Total operating expenses	(4,168,997)	(5,231,778)

LOSS FROM OPERATIONS	$(1,518,503)	$(2,754,684)

Comparison of the years ended December 31, 2022, and 2021

Total Revenues

Total revenue was $3,673,997 and $2,949,780 for the years ended December 31, 2022, and 2021, respectively. The increase of $724,217 was primarily due to the sale of three real estate property units. We expect revenue from both business service and real estate segments to steadily improve when the impact of the COVID-19 pandemic becomes contained.

Service Business Revenue

Revenue from the provision of business services was $2,725,466 and $2,820,950 for the years ended December 31, 2022, and 2021, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We expect revenue from our business services segment to steadily improve as we are expanding our businesses into new territories.

Real Estate Business

Rental Revenue

Revenue from rentals was $108,495 and $128,830 for the years ended December 31, 2022, and 2021, respectively. It was derived principally from leasing properties in Hong Kong and Malaysia. We expect our rental income will be stable.

Sale of Properties

For the year ended December 31, 2022, we generated revenue of $840,036 from the sale of three property units in Hong Kong. No revenue was generated as no property was sold for the year ended December 31, 2021.

As opportunities permit, management expects the Company will continuously purchase and sell commercial properties. Accordingly, we expect revenue and costs attributable to the sale of properties to fluctuate on a going forward basis.

Total Operating Costs and Expenses

Total operating costs and expenses were $5,192,500 and $5,704,464 for the years ended December 31, 2022, and 2021, respectively. They consist of cost-of-service revenue, cost of rental revenue and cost of real estate properties sold, and general and administrative expenses.

Loss from operations was $1,518,503 and $2,754,684 for the years ended December 31, 2022, and 2021, respectively. The decrease in loss from operations was mainly due to a decrease in general and administrative expense by $1,062,781.

Cost of Service Revenue

Cost of revenue for provision of services was $404,077 and $422,908 for the years ended December 31, 2022, and 2021, respectively. It primarily consists of employee compensation and related payroll benefits, company formation cost and other professional fees directly attributable to cost related to the services rendered.

Cost of Rental Revenue

Cost of rental revenue was $46,083 and $49,778 for the years ended December 31, 2022, and 2021, respectively. It includes the costs associated with taxes, repairs and maintenance, property management fee, insurance, depreciation and other related administrative costs. Utility expenses are paid directly by tenants.

Cost of Real Estate Properties Sold

Cost of real estate properties sold was $573,343 and $0 for the years ended December 31, 2022, and 2021, respectively. It primarily consists of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $4,168,997 and $5,231,778 for the years ended December 31, 2022, and 2021, respectively. In 2022, our G&A expenses primarily consisted of employees’ salaries and allowances of $1,505,316, directors’ salaries and compensation of $702,512, advertising and marketing of $333,872, consulting fee of $175,167, rent and rates of $112,904, and audit, legal, and other professional fees of $641,142. We expect our G&A expenses will continue to increase as we integrate our business acquisitions, explore and expand businesses into new jurisdictions.

Other Income or Expenses

Net other expenses were $4,741,329 and $11,603,608 for the years ended December 31, 2022, and 2021, respectively. In 2022, other expenses included impairment of goodwill of $263,247, impairment of other receivable of $606,250 and impairment of other investments of $4,208,029, while other income mainly consisted of reversal of write-off notes receivable of $200,000.

Interest Expenses

Total interest expenses were $0 and $12,950,750 for the years ended December 31, 2022, and 2021, respectively.

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

Attributable to Noncontrolling Interests

The Company recorded net income (loss) attributable to noncontrolling interests in the consolidated statements of operations, for the noncontrolling interests of a consolidated subsidiary.

For the years ended December 31, 2022, and 2021, the consolidated financial statements included noncontrolling interests to the Company’s 60% ownership subsidiary, Forward Win International Limited (“FWIL”), which is principally engaged in trading and leasing properties in Hong Kong.

The Company recorded net income attributable to noncontrolling interests of $88,684 for the year ended December 31, 2022, and net loss attributable to noncontrolling interests of $13,876 for the year ended December 31, 2021. In 2022, net income attributable to noncontrolling interests was primarily due to a net income derived from FWIL and its share of income allocated to the noncontrolling interests. In 2021, net loss attributable to noncontrolling interests was primarily due to a net loss incurred by FWIL and its share of loss allocated to the noncontrolling interests.

Net Loss

Net loss was $6,262,188 and $14,363,232 for the years ended December 31, 2022, and 2021, respectively. The decrease in net loss in 2022 was mainly due to extinguishment of convertible notes during 2021. Hence, no interest expense and loss on extinguishment associated with the convertible notes was incurred in 2022.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Annual Report, we are not aware of any trends, uncertainties, demands, commitments or events for the year ended December 31, 2022 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2022.

Contractual Obligations

As of December 31, 2022, one of our subsidiaries leases one office in Hong Kong under a non-cancellable operating lease, with a term of two years commencing from March 15, 2021, to March 14, 2023. In February 2023, this tenancy agreement has been renewed with a term of two years commencing from March 15, 2023 to March 14, 2025. One of our Malaysia subsidiaries leases an office in Kuala Lumpur and the other Malaysia subsidiary leases one office in Labuan, which are under a separate non-cancellable operating lease with terms of one year, from April 1, 2022, to March 31, 2023, and from June 15, 2022 to June 14, 2023, respectively.

On December 31, 2022, the future minimum rental payments under these leases in the aggregate are approximately $220,528 and are due as follows: 2023: $102,667; 2024: $97,540 and 2025: $20,321, respectively.

Related Party Transactions

For the years ended December 31, 2022, and 2021, related party service income totaled $665,203 and $861,449, respectively.

For the years ended December 31, 2022, and 2021, related party expenses included cost of services and general and administrative expenses totaled $193,802 and $12,922, respectively.

Impairment of other receivable from related party was $606,250 and $0 for the years ended December 31, 2022, and 2021 respectively.

Impairment of related party investments totaled $4,208,029 and $5,349,600 for the years ended December 31, 2022, and 2021, respectively.

For the years ended December 31, 2022, and 2021, related party other income was $5,850 and $0, respectively.

Net accounts receivable from related parties was $129,292 and $41 as of December 31, 2022, and 2021, respectively.

Prepayment to related party was $80,000 and $0 as of December 31, 2022, and 2021, respectively.

Amounts due from related parties were $265,772 and $1,170,855 as of December 31, 2022, and 2021, respectively. Amounts due to related parties were $448,251 and $757,283 as of December 31, 2022, and 2021, respectively.

Deferred costs of revenue to related party was $11,640 as of December 31, 2022, and 2021, while deferred revenue from related parties was $849,400 and $912,980 as of December 31, 2022, and 2021, respectively.

As of December 31, 2022, and 2021, other investments in related parties were $5,406,106 and $9,621,935, respectively.

Our related parties are mainly those companies in which Greenpro Venture Capital Limited or Greenpro Resources Limited owns a certain number of shares or certain percentage of interest in those companies, or the Company can exercise significant influence over those companies’ financial and operating policy decisions. Some of the related parties are either controlled by or under common control of Mr. Loke Che Chan Gilbert or Mr. Lee Chong Kuang, executive officers and directors of the Company.

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

Recent accounting pronouncements

Refer to Note 1 in the accompanying consolidated financial statements.

Liquidity and Capital Resources

Our cash balance on December 31, 2022, was $3,911,535, as compared to $5,338,571 on December 31, 2021, it was decreased by $1,427,036. We estimate the Company has sufficient cash available to meet its anticipated working capital for the next twelve months.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2022, the Company incurred a net loss of $6,262,188 and net cash used in operations of $2,402,769. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s financial statements on December 31, 2022, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $2,402,769 and $2,023,150 for the years ended December 31, 2022, and 2021, respectively. The cash used in operating activities in 2022 was mainly from net loss for the year of $6,262,188, gain on sale of real estate held for sale of $266,693, reversal of write-off notes receivable of $200,000 and offset by impairment of goodwill of $263,247, impairment of other receivable of $606,250 and impairment of other investments of $4,208,029, while the cash used in operating activities in 2021 was mainly from net loss for the year of $14,363,232, reversal of write-off notes receivable of $5,000,000, fair value gains of options associated with convertible notes of $5,093,720 and offset by amortization and interest expenses associated with convertible notes of $12,440,666, loss of extinguishment of convertible notes of $3,521,263 and impairment of other investment of $5,349,600.

Non-cash net expenses totaled $4,936,324 and $11,836,184 for the years ended December 31, 2022 and 2021, respectively, which were mostly composed of non-cash expenses of impairment of goodwill of $263,247, impairment of other receivable of $606,250 and impairment of other investments of $4,208,029 and offset by non-cash income of gain on sale of real estate held for sale of $266,693 and reversal of write-off notes receivable of $200,000 for the year ended December 31, 2022.

The Company incurred operating losses and had net cash used in operating activities for the past two years.

Investing activities

Net cash provided by investing activities was $836,170 and $35,515 for the years ended December 31, 2022, and 2021, respectively.

Financing activities

Net cash provided by financing activities was $135,421 and $6,308,213 for the years ended December 31, 2022 and 2021, respectively.

Cash provided by financing activities was mainly from collection of notes receivable of $200,000 in 2022. In 2021, cash provided by financing activities was mainly from the net proceeds of convertible notes of $5,210,000 and collection of notes receivable of $5,000,000.

During 2022, the Company did not issue any shares of its Common Stock. There was no cash proceeds from shares issued in 2021.

Below is the share issuance summary of the financing activities of the Company during 2022 and 2021:

Date	Shares of Common Stock Issued	Cash Proceeds from Share Issuance	Recipient(s) of Shares
February 26, 2021 (1)	34,259	-	Two shareholders
April 7, 2021 (2)	300,000	-	One shareholder
April 7, 2021 (3)	6,000	-	One shareholder
April 16, 2021 (4)	70,474	-	One shareholder
July 14, 2021 (5)	23,266	-	One shareholder
July 19, 2021 (6)	7,953	-	Twenty-five shareholders
July 26, 2021 (7)	28,150	-	One shareholder
August 5, 2021 (8)	56,299	-	One shareholder
August 12, 2021 (9)	64,342	-	One shareholder
August 20, 2021 (10)	337,500	-	One shareholder
August 24, 2021 (11)	337,000	-	One shareholder
August 31, 2021 (12)	170,967	-	One shareholder
August 31, 2021 (13)	107,500	-	One shareholder
October 6, 2021 (14)	22,730	-	One shareholder
October 8, 2021 (15)	104,273	-	One shareholder
November 17, 2021 (16)	20,000	-	One shareholder

1.	The Company issued 34,259 shares of its restricted Common Stock at $27 per share, or a total of $925,000, to exercise the stock option pursuant to Section 2.2 of a stock purchase and option agreement dated October 19, 2020, between the Company, First Bullion Holdings Inc. (“FBHI”) and the shareholder of FBHI, on February 26, 2021.

2.	The Company subscribed for $7,206,000 worth of Class B shares of Innovest Energy Fund (the “Fund”) by issuing 300,000 shares of the Company’s restricted Common Stock at a price of $24.02 per share, or a total of $7,206,000 to the Fund, on April 7, 2021.

3.	The Company issued 6,000 shares of restricted Common Stock to a designee of the Fund at a price of $24.02 per share, or a total of $144,120 to settle a subscription fee to the Fund, on April 7, 2021.

4.	The Company fully repaid the convertible note issued to Streeterville Capital, LLC (“Streeterville”) on October 13, 2020, by issuance of 70,474 shares of its restricted Common Stock at a conversion price of $10 per share for settlement of the principal balance of $670,000 and accrued interest of $34,738, respectively on April 16, 2021. The market price of the Company’s Common Stock was $23.3 per share, or at a total value of $1,642,040, on April 16, 2021.

5.	The Company partially repaid the convertible note issued to Streeterville on January 8, 2021, by issuance of 23,266 shares of its restricted Common Stock at a conversion price of $7.52175 per share for settlement of the principal balance of $175,000 on July 14, 2021. The market price of the Company’s Common Stock was $10.1 per share, or at a total value of $234,986, on July 14, 2021.

6.	The Company issued 7,953 shares of its restricted Common Stock at a price of $8.7 per share, or a total of $69,191, to redeem 347,000 shares out of total 504,750 shares of preferred stock from 25 preferred stock shareholders of Greenpro Capital Village Sdn. Bhd, on July 19, 2021.

7.	The Company partially repaid the convertible note issued to Streeterville on January 8, 2021, by issuance of 28,150 shares of its restricted Common Stock at a conversion price of $6.21675 per share for settlement of the principal balance of $175,000 on July 26, 2021. The market price of the Company’s Common Stock was $9.3 per share, or at a total value of $261,793, on July 26, 2021.

8.	The Company partially repaid the convertible note issued to Streeterville on January 8, 2021, by issuance of 56,299 shares of its restricted Common Stock at a conversion price of $6.21675 per share for settlement of the principal balance of $350,000 on August 5, 2021. The market price of the Company’s Common Stock was $8.697 per share, or at a total value of $489,637, on August 5, 2021.

9.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021, by issuance of 64,342 shares of its restricted Common Stock at a conversion price of $6.21675 per share for settlement of principal balance of $400,000 on August 12, 2021. The market price of the Company’s Common Stock was $8.101 per share, or at a total value of $521,237, on August 12, 2021.

10.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021, by issuance of 337,500 shares of its restricted Common Stock at a conversion price of $6.21675 per share for settlement of principal balance of $2,098,153 on August 20, 2021. The market price of the Company’s Common Stock was $7.599 per share, or at a total value of $2,564,662, on August 20, 2021.

11.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021, by issuance of 337,000 shares of its restricted Common Stock at a conversion price of $6.21675 per share for settlement of principal balance of $2,095,045 on August 24, 2021. The market price of the Company’s Common Stock was $9.164 per share, or at a total value of $3,088,268, on August 24, 2021.

12.	The Company fully repaid the convertible note issued to Streeterville on January 8, 2021, by issuance of 170,967 shares of its restricted Common Stock at a conversion price of $6.21675 per share for settlement of the balance of principal of $960,000 and accrued interest of $102,857 on August 31, 2021. The market price of the Company’s Common Stock was $9.573 per share, or at a total value of $1,636,664, on August 31, 2021.

13.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021, by issuance of 107,500 shares of its restricted Common Stock at a conversion price of $6.21675 per share for settlement of principal balance of $668,301 on August 31, 2021. The market price of the Company’s Common Stock was $9.573 per share, or at a total value of $1,029,097, on August 31, 2021.

14.	The Company partially repaid the convertible note issued to Streeterville on February 11, 2021, by issuance of 22,730 shares of its restricted Common Stock at a conversion price of $4.3995 per share for settlement of principal balance of $100,000 on October 6, 2021. The market price of the Company’s Common Stock was $6.761 per share, or at a total value of $153,676, on October 6, 2021.

15.	The Company fully repaid the convertible note issued to Streeterville on February 11, 2021, by issuance of 104,273 shares of its restricted Common Stock at a conversion price of $4.3995 per share for settlement of the balance of principal of $154,989 and accrued interest of $303,758, respectively on October 8, 2021. The market price of the Company’s Common Stock was $6.811 per share, or at a total value of $710,200, on October 8, 2021.

16.	The Company issued 20,000 shares of its restricted Common Stock at a price of $10.404 per share, or a total of $208,080, to settle marketing expense to Mr. Dennis Burns, on November 17, 2021.

As of December 31, 2022, there were 7,875,813 shares of Common Stock issued and outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, and have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted assessments of the Company’s internal control over financial reporting as of December 31, 2022, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2022, the Company’s internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during the year ended December 31, 2022, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information about our directors and executive officers as of the date of this Annual Report.

Name	Age	Positions and Offices

Lee, Chong Kuang	49	President, Chief Executive Officer, Director
Loke, Che Chan Gilbert	68	Chief Financial Officer, Secretary, Treasurer, Chairman of the Board
Chuchottaworn, Srirat (1)	54	Director
Louis, Ramesh Ruben (1)(2)(3)	45	Director
Glendening, Brent Lewis (1)(2)(3)	68	Director
Bringuier, Christophe Philippe Roland (1)(2)	45	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Lee, Chong Kuang, age 49, has served as our Chief Executive Officer, President, and Director since July 19, 2013. During the period of July 19, 2013, to June 5, 2019, he served as Chairman of the Board.

From 2003 until January 2015, Mr. Lee served as a director of Asia UBS Global Ltd, a Hong Kong company, which he founded in 2003. He served as director, Chief Financial Officer and Treasurer of Odenza Corp. from February 4, 2013, to April 29, 2016. He also served as the Chief Financial Officer and director of Moxian Corporation from October 2012 until December 2014. Mr. Lee served as director of Greenpro Talents Ltd. from November 16, 2015, to June 6, 2017. Mr. Lee served as director of GC Investment Management Limited, which is the investment manager of Greenpro Asia Strategic SPC, since April 6, 2016. From 1997 to 2000, Mr. Lee worked at K. Y. Ho & Co, Chartered Accountants. He began his professional career with Siva Tan & Co., a Chartered Accountant firm in Malaysia in 1995 where he remained until 1997.

As a qualified member of the ACCA and Malaysia Institute of Accountants, Mr. Lee earned his professional qualification from the Hong Kong Institute of Certified Public Accountants and extended his professional services covering accounting, tax, corporate structuring planning with special focus in cross-border client nature, in addition to his accounting software businesses. Mr. Lee established the Cross-Border Business Association (CBBA) – a NGO (Non-Government Organization) established under Hong Kon– Society Act - to provide information and professional advice in Cross Border Business for its investment members. For the Cross-Border Investment especially in the mining resources companies which are growing fast since 2011, Mr. Lee continues to support its clients by using cloud platform to strengthen its clientele using technology advancement and models such as SaaS, PaaS, etc., for accounting and management solution purposes.

Mr. Lee brings to the board of directors his business leadership, corporate strategy and accounting and financial expertise.

Loke, Che Chan Gilbert, age 68, has served as our Chief Financial Officer, Treasurer and Director since inception on July 19, 2013. Effective from June 6, 2019, he serves as Chairman of the Board.

Mr. Loke has extensive knowledge in accounting and has been an accountant for more than 35 years. He was trained and qualified with UHY (formerly known as Hacker Young), Chartered Accountants, one of the large accounting firms based in London, England between 1981 and 1988. His extensive experience in auditing, accounting, taxation, SOX compliance and corporate listing has prompted him to specialize in corporate advisory, risk management and internal controls serving those small medium-sized enterprises. From September 1999 until June 2013, Mr. Loke served as an adjunct lecturer in ACCA P3 Business Analysis at HKU SPACE (HKU School of Professional and Continuing Education), which is an extension of the University of Hong Kong and provides professional and continuing education. Mr. Loke worked as an independent, non-executive director of ZMay Holdings Limited, a public company listed on the Hong Kong Stock Exchange from January 2008 to July 2008 and as Chief Financial Officer for Asia Properties Inc. from May 31, 2011, to March 28, 2012, and Sino Bioenergy Inc., with both companies listed on the OTC Markets in the US, from 2011 to 2012. Mr. Loke has served as the Chief Executive Officer and a director of Greenpro Resources Corporation since October 16, 2012. He has also served the Chief Executive Officer and a director of Moxian Corporation from October 2012 until December 2014. Mr. Loke served as an independent director of Odenza Corp. from February 2013 to May 2015. He has also served as the Chief Financial Officer, Secretary, Treasurer, and a director of CGN Nanotech, Inc. from September 4, 2014, to September 28, 2016.

Mr. Loke served as director of Greenpro Talents Ltd. from November 16, 2015 to June 6, 2017. Mr. Loke served as director of GC Investment Management Limited, which is the investment manager of Greenpro Asia Strategic SPC, since April 6, 2016. Mr. Loke earned his degree of MBA from Bulacan State University, Philippines, and earned his professional accountancy qualifications from the ACCA, AIA and HKICPA. He also earned other professional qualifications from the HKICS, ICSA as Chartered Se–retary, FPAM - Malaysia as Certified Financial Planner, ATIHK as tax adviser in Hong Kong and CWM Institute as Chartered Wealth Manager in Hong Kong.

Mr. Loke brings to the board of directors accounting and financial expertise and business leadership.

Chuchottaworn, Srirat, age 54, joined us as an Independent Director on October 18, 2015.

Ms. Chuchottaworn has more than 20 years in the IT and consulting business. In 1997, she became an SAP consultant for finance and controlling (FI/CO) and held a certificate of FI/CO. In 2004, she found I AM Group and has been the group director since then. She is an experienced project manager and holds multiple SAP certifications. She earned a bachelor’s degree in engineering from the King Monkut’s Institute of Technology Ladkrabang and Master of Science in Information Technology from the Chulalongkorn University.

Ms. Chuchottaworn brings to the board of directors her business leadership and experience and familiarity with conducting business in Thailand.

Louis, Ramesh Ruben, age 45, joined us as an Independent Director of the Company on May 8, 2019.

Mr. Louis is a Chartered Accountant of the Malaysian Institute of Accountants (MIA), a fellow member of Association of Chartered Certified Accountants (FCCA), a chartered member of the Institute of Internal Auditors, as well as a Certified Financial Planner. Mr. Louis has over 20 years of experience in accounting, auditing and risk management ranging from large public listed companies to multinational corporations, government agencies as well as SMEs in a spectrum of industries including plantation, property development, manufacturing, trading, IT, shipping, retailing, etc. He started his career at Arthur Andersen from December 1996 to 1997, and subsequently moved to BDO from April 2000 to 2004 and from 2005 to 2006, respectively. He also has experience in corporate finance with Southern Investment Bank Berhad for a year from 2004 to 2005.

Mr. Louis has hands-on experience on other corporate exercises such as due diligence, IPO’s, issuance of bonds, corporate and debt restructuring and investigative audit. His training and advisory experience includes topics on Internal and Statutory Auditing, Public Sector/Government Audits, Value-for-Money Audits, ISQC 1, Risk Management and Internal Controls, Review and Assurance Engagements such as Financial Due Diligence, Forecasts and Projections, Forensic and Fraud Accounting/Auditing, as well as practical application of International Financial Reporting Standards (“IFRS”), Reporting Standards for SMEs (MPERS/PERS) and public sector accounting (MPSAS). He has facilitated training and provided advisory for public accountants across Asia Pacific, multinationals, and public sector institutions. Mr. Louis is a certified trainer by the Human Resource Development Fund (HRDF), Ministry of Human Resources Malaysia.

Mr. Louis brings to the board of directors his extensive experience in mergers and acquisitions, risk management, strategic planning, and financial oversight and reporting.

Glendening, Brent Lewis, age 68, joined us as an Independent Director of the Company on October 1, 2019.

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

Mr. Glendening brings to the board of directors his significant senior executive leadership experience, as well as relevant experience in information technology, AI and business process improvement.

Bringuier, Christophe Philippe Roland, age 45, joined us as an Independent Director of the Company on October 16, 2019.

Mr. Bringuier, a French citizen, is currently living and working in Hong Kong. He has over 15 years of international exposure in France, India, PRC, and Hong Kong. Mr. Bringuier has held various managerial positions in different industries such as banking, energy, direct marketing, watchmaking, and financial services since 2001. From 2011 to 2016, he served as senior operations manager, and from September 2021, he has rejoined and served as the operations director in Asia-Pacific of Intertrust Group (HK) Limited, a company that delivers high-quality, tailored corporate, fund, capital market and private wealth services to its clients. From October 2018 to September 2021, he served as the business transformation specialist and from April 2020, he was promoted as the director of operations of Asia of Equiom Group (HK) Limited, a company that provides end-to-end wealth protection and business support services to private clients, corporate clients, and funds.

Mr. Bringuier established his own consulting company in 2016, Itaque Consulting in Hong Kong, providing consulting services for business transformation, leadership and communication skill training and coaching courses for senior executives in various industries. From 2007 to 2011, he served as project and marketing manager of Montrichard Watch Company Limited in Shenzhen, PRC, a watchmaking company with production plants in PRC and Switzerland, and offices in Europe, Asia, and USA. Mr. Bringuier has expertise in process improvement, stakeholder management and project management in a complex, multicultural or cross-functional environment.

Mr. Bringuier brings to the board of directors his extensive knowledge and experience in talent development, executive coaching, business transformation and international operations.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No director or executive officer is a party in a legal proceeding adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries. No director or executive officer has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

●	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms. Officers are elected by, and serve at the discretion of, the board of directors. Our board of directors shall hold meetings on at least a quarterly basis.

As a Nasdaq listed company, we comply with the NASDAQ Listing Rules with respect to certain corporate governance matters. As a smaller reporting company, under the NASDAQ rules we are required to maintain a board of directors comprised of majority of independent directors, and an audit committee of at least three (3) members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934.

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

Board Leadership Structure and Role in Risk Oversight

Mr. Loke Che Chan Gilbert holds the positions of Chief Financial Officer and Chairman of the Board of the Company. The Board believes that Mr. Loke’s services as both Chief Financial Officer and chairman of the Board is in the best interest of the Company and its shareholders. Mr. Loke possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company in its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters relating to the business of the Company. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees, and customers.

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

●	The Audit Committee assists the board with the oversight of our financial reporting, independent auditors, and internal controls. It is charged with identifying any flaws in business management and recommending remedies, detecting fraud risks, and implementing anti-fraud measures. The Audit Committee further discusses Greenpro’s policies with respect to risk assessment, risk management and financial reporting.

●	The Compensation Committee oversees compensation, retention, succession and other human resources-related issues and risks.

●	The Corporate Governance and Nominating Committee overviews risks relating to our governance policies and initiatives.

Audit Committee

Our Audit Committee was established on March 23, 2016, and is currently comprised of all our independent directors: Mr. Louis Ramesh Ruben (Chairman), Ms. Chuchottaworn Srirat, Mr. Glendening Brent Lewis and Mr. Bringuier Christophe Philippe Roland. Mr. Louis is Chair of the Audit Committee, and he qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

According to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of NASDAQ, and Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). The Company’s website contains a copy of the Audit Committee Charter. The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

●	Oversee the Company’s accounting and financial reporting processes;

●	Oversee audits of the Company’s financial statements;

●	Discuss policies with respect to risk assessment and risk management, and discuss the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;

●	Review and discuss with management the Company’s audited financial statements and review with management and the Company’s independent registered public accounting firm the Company’s financial statements prior to the filing with the SEC of any report containing such financial statements.

●	Recommend to the board that the Company’s audited financial statements be included in its annual report on Form 10-K for the last fiscal year;

●	Meet separately, periodically, with management, with the Company’s internal auditors (or other personnel responsible for the internal audit function) and with the Company’s independent registered public accounting firm;

●	Be directly responsible for the appointment, compensation, retention, and oversight of the work of any independent registered public accounting firm engaged to prepare or issue an audit report for the Company;

●	Take, or recommend that the board take, appropriate action to oversee and ensure the independence of the Company’s independent registered public accounting firm; and

●	Review major changes to the Company’s auditing and accounting principles and practices as suggested by the Company’s independent registered public accounting firm, internal auditors, or management.

Compensation Committee

The Compensation Committee will be responsible for, among other matters:

●	reviewing and approving, or recommending to the board of directors to approve the compensation of our CEO and other executive officers and directors reviewing key employee compensation goals, policies, plans and programs;

●	administering incentive and equity-based compensation;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	appointing and overseeing any compensation consultants or advisors.

Our Compensation Committee was established on March 17, 2017, and currently consists of Mr. Louis Ramesh Ruben, Mr. Glendening Brent Lewis and Mr. Bringuier Christophe Philippe Roland. Mr. Louis serves as chairman of the Compensation Committee.

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

Our Corporate Governance and Nominating Committee was established on March 17, 2017, and currently consists of Mr. Glendening Brent Lewis and Mr. Louis Ramesh Ruben. Mr. Glendening serves as chairman of the Corporate Governance and Nominating Committee.

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

Code of Business Conduct and Ethics

Our board of directors has adopted a code of ethics that applies to all our directors, officers, and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations, and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. The code of ethics is available on the Company’s website “greenprocapital.com”.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and persons who own more than 10% of our Common Stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our directors, executive officers and 10% stockholders, were met during the year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation paid during the years ended December 31, 2022, and 2021 to our Principal Executive Officer and Principal Financial Officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary ($)	Other Compensation ($)	Total ($)

Lee Chong Kuang	2022	296,000	26,000	322,000
Chief Executive Officer and President	2021	299,000	26,000	325,000

Loke Che Chan Gilbert	2022	296,000	26,000	322,000
Chief Financial Officer, Secretary and Treasurer	2021	299,000	26,000	325,000

Employment Agreements

Each of Mr. Loke Che Chan Gilbert, our Chief Financial Officer, Secretary, Treasurer and Director, and Mr. Lee Chong Kuang, our Chief Executive Officer and Director, signed an employment agreement on July 28, 2020. The new employment agreement came into effect on September 1, 2020, and would expire on August 31, 2023. The terms of the agreement were the same as that of the previous employment agreements.

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

Messrs. Loke and Lee are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf. The employment agreements also contain normal and customary terms relating to confidentiality, indemnification, non-solicitation, and ownership of intellectual property.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

During the fiscal years ended December 31, 2022, and 2021, we provided monthly compensation to our independent directors as follows: Ms. Chuchottaworn Srirat of $1,000, Mr. Louis Ramesh Ruben of $1,700, Mr. Glendening Brent Lewis of $1,250 and Mr. Bringuier Christophe Philippe Roland of $1,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2023, certain information concerning the beneficial ownership of our Common Stock by:

(i)	each stockholder known by us to own beneficially five (5) percent or more of our outstanding Common Stock or series of Common Stock (“Principal Shareholders”);
(ii)	each director;
(iii)	each named executive officer; and
(iv)	all our directors and executive officers as a group, and their percentage ownership and voting power (“Directors and Executive Officers”).

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

The calculations in the table below are based on 7,875,813 shares of our Common Stock, issued and outstanding as of March 31, 2023.

Name of Beneficial Owner	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned(2)

Directors and Executive Officers(1)

Lee Chong Kuang(3) Chief Executive Officer, President and Director	1,739,034	22.08%

Loke Che Chan Gilbert(4) Chief Financial Officer, Secretary, Treasurer and Director	1,405,084	17.84%

Chuchottaworn Srirat Independent Director	122,250	1.55%

Louis Ramesh Ruben Independent Director	400	* %

Glendening Brent Lewis Independent Director	-	-

Bringuier Christophe Philippe Roland Independent Director	-	-

Yap Pei Ling(3)(5) Officer	165,915	2.11%

Chen Yanhong(6) Officer	20,837	* %

All directors and officers as a group (8 persons named above)	3,453,520	43.85%

Principal Shareholders	-	-

Other owners of the Company	4,422,293	56.15%

Total	7,875,813	100.00%

* Less than 1% of our total issued and outstanding Common Stock as of March 31, 2023.

(1)	Except as otherwise set forth below, the business address of our directors and executive officers is B-7-5, Northpoint, Mid Valley City, No. 1 Medan Syed Putra Utara, 59200 Kuala Lumpur, Malaysia

(2)	Based on 7,875,813 shares of Common Stock outstanding as of March 31, 2023, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 31, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 31, 2023, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Comprises 1,739,034 shares of our Common Stock held by Mr. Lee Chong Kuang and 165,915 shares of our Common Stock held by his spouse, Ms. Yap Pei Ling, a director of two of our subsidiaries. In the aggregate of the shares held by Mr. Lee and Ms. Yap, 1,904,949 shares or 24.19% of total issued and outstanding shares of Common Stock as of March 31, 2023.

(4)	Comprises 1,065,084 shares of our Common Stock held by Mr. Loke Che Chan Gilbert, and 200,000 shares of our Common Stock held by Mr. Loke’s son, Loke Sebastian Mun Foo and 140,000 shares of our Common Stock held by Mr. Loke’s another son, Loke Mun Hang Conrad, respectively. Mr. Loke and his sons collectively hold 1,405,084 shares or 17.84% of total issued and outstanding shares of Common Stock as of March 31, 2023.

(5)	Ms. Yap Pei Ling, is spouse of Mr. Lee Chong Kuang and a shareholder of the Company and a director of two of our subsidiaries, Asia UBS Global Limited (Belize) and Asia UBS Global Limited (Hong Kong), respectively.

(6)	Ms. Chen Yanhong, is a shareholder of the Company and a director of our subsidiaries, Greenpro Management Consultancy Limited, Shenzhen Falcon Financial Consulting Limited, Falcon Corporate Services Limited, Falcon Accounting & Secretaries Limited and Greenpro Financial Consulting (Shenzhen) Limited (formerly known as Greenpro Synergy Network (Shenzhen) Limited), respectively.

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

Transactions with certain companies which Greenpro Venture Capital Limited or Greenpro Resources Limited owns certain percentage of their company shares and companies that we have determined that we can significantly influence based on our common business relationships.

For the years ended December 31, 2022, and 2021, related party service income totaled $665,203 and $861,449, respectively.

For the years ended December 31, 2022, and 2021, related party expenses included cost of services and general and administrative expenses totaled $193,802 and $12,922, respectively.

Impairment of other receivable from related party was $606,250 and $0 for the years ended December 31, 2022, and 2021 respectively.

Impairment of related party investments totaled $4,208,029 and $5,349,600 for the years ended December 31, 2022, and 2021, respectively.

For the years ended December 31, 2022, and 2021, related party other income was $5,850 and $0, respectively.

Net accounts receivable from related parties was $129,292 and $41 as of December 31, 2022, and 2021, respectively.

Prepayment to related party was $80,000 and $0 as of December 31, 2022, and 2021, respectively.

Amounts due from related parties were $265,772 and $1,170,855 as of December 31, 2022, and 2021, respectively. Amounts due to related parties were $448,251 and $757,283 as of December 31, 2022, and 2021, respectively.

Deferred costs of revenue to related party was $11,640 as of December 31, 2022, and 2021, while deferred revenue from related parties was $849,400 and $912,980 as of December 31, 2022, and 2021, respectively.

As of December 31, 2022, and 2021, other investments in related parties were $5,406,106 and $9,621,935, respectively.

Our related parties are mainly those companies in which Greenpro Venture Capital Limited or Greenpro Resources Limited owns a certain number of shares or certain percentage of interest in those companies, or the Company can exercise significant influence over those companies’ financial and operating policy decisions. Some of the related parties are either controlled by or under common control of Mr. Loke Che Chan Gilbert or Mr. Lee Chong Kuang, executive officers and directors of the Company.

All these related party transactions are generally transacted at an arm’s-length basis at the current market value in the normal course of business (see Note 13).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants.

ACCOUNTING FEES AND SERVICES	2022	2021

Audit fees	$165,000	$165,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$165,000	$165,000

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

The policies and procedures contained in the Audit Committee Charter provide that the Committee must pre-approve the audit services, audit-related services and non-audit services provided by the independent auditors and the provision for such services by JP Centurion & Partners PLT (2022: $165,000 and 2021: $145,000) and JLKZ CPA LLP (2021: $20,000) were compatible with the maintenance of the firm’s independence in the conduct of its audits.

Pre-approval Policies and Procedures

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. Our Audit Committee has adopted certain pre-approval policies and procedures which are more fully described in Exhibit 99.2.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENHEDULES

(F)	(a) Financial Statements

The following are filed as part of this Annual Report:

Financial Statements

The following financial statements of Greenpro Capital Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Annual Report:

(b) Exhibits

Exhibit No.	Description
3.1 #	Articles of Incorporation, as amended (17)
3.2 #	Bylaws, as amended (2)
3.3 #	Certificate of Change to the Articles of Incorporation (30)
4.1 #	Form of Common Stock Certificate (2)
4.2 #	Description of the Registrant’s Common Stock (17)
10.1 #	Letter of offer of Malaysia Office- One City D-07-06 (3)
10.2 #	Letter of offer of Malaysia Office- One City D-07-07 (3)
10.3 #	Exclusive Business Cooperation Agreement, dated June 13, 2016, by and between Greenpro Holding Limited and Greenpro Synergy Network Limited (4)
10.4 #	Loan Agreement, dated June 13, 2016, by and among Greenpro Holding Limited and Loke Che Chan Gilbert, Lee Chong Kuang (4)
10.5 #	Share Pledge Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.6 #	Power of Attorney of Loke Che Chan Gilbert dated June 13, 2016 (4)
10.7 #	Power of Attorney of Lee Chong Kuang dated June 13, 2016 (4)
10.8 #	Exclusive Option Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.9 #	Sale and Purchase Agreement, dated as of April 25, 2017, between Greenpro Capital Corp. and Mr. Yiu Yau Wing and Mr. Chui Sang Derek (5)
10.10 #	Asset Purchase Agreement, dated as of April 27, 2017, between Greenpro Resources Limited and Gushen Credit Limited (6)
10.11 #	Employment Contract dated July 28, 2017, by and between the Company and Loke Che Chan Gilbert (7)
10.12 #	Employment Contract dated July 28, 2017, by and between the Company and Lee Chong Kuang (7)
10.13 #	Independent Director Agreement, dated October 18, 2015, by and between the Company and Chuchottaworn Srirat (7)
10.14 #	Independent Director Agreement, dated March 14, 2016, by and between the Company and Shum Albert (7)
10.15 #	Independent Director Agreement, dated March 14, 2016, by and between the Company and Hee Chee Keong (7)
10.16 #	Placement Agency Agreement, dated May 31, 2018 (11)
10.17 #	Subscription Agreement and Supplemental Agreement dated as of July 18, 2018 (12)
10.18 #	Form of Loan Agreement dated July 17, 2018 between the Company and Shenzhen Rong Jin Jia Cheng Investment Limited (13)
10.19 #	Independent Director Agreement, dated May 8, 2019, by and between the Company and Louis Ramesh Ruben (14)
10.20 #	Independent Director Agreement, dated October 1, 2019, by and between the Company and Brent Lewis Glendening (15)
10.21 #	Independent Director Agreement, dated October 16, 2019, by and between the Company and Christophe Philippe Roland Bringuier (16)
10.22 #	Purchase and Sale Agreement of Millennium Sapphire dated May 27, 2020 between the Company and Daniel McKinney (18) (19)
19.23 #	Purchase and Sale Agreement dated June 29, 2020 between the Company and Millennium Fine Art Inc. (26)
10.24 #	Form of Acquisition Agreement of Ata Plus Sdn. Bhd. dated July 8, 2020 (26)
10.25 #	Subscription Agreement dated August 30, 2020 between Greenpro Venture Capital Limited and Global Leaders Corporation (26)
10.26 #	Subscription Agreement dated October 9, 2020 between the Company and Seah Kok Wah (20)
10.27 #	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and FirstFire Global Opportunities Fund, LLC (19)
10.28 #	Form of Convertible Note issued to FirstFire Global Opportunities Fund, LLC dated October 13, 2020 (19)
10.29 #	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and Granite Global Value Investments Ltd. (19)
10.30 #	Form of Convertible Note issued to Granite Global Value Investments Ltd. dated October 13, 2020 (19)
10.31 #	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and Streeterville Capital, LLC (19)
10.32 #	Form of Convertible Note issued to Streeterville Capital, LLC dated October 13, 2020 (19)
10.33 #	Stock Purchase and Option Agreement of First Bullion Holdings Inc. dated October 19, 2020. (21)
10.34 #	Acquisition Agreement dated November 1, 2020 between the Company, Ms. Lee Yuet Lye and Mr. Chia Min Kiat (22)
10.35 #	Subscription Agreement dated December 16, 2020 between the Company and Wong Wai Hing Lena (26)
10.36 #	Subscription Agreement dated December 21, 2020 between Greenpro Venture Capital Limited and Adventure Air Race Company Limited (26)
10.37 #	Subscription Agreement dated December 22, 2020 between Greenpro Venture Capital Limited and Adventure Air Race Company Limited (26)
10.38 #	Subscription Agreement dated December 29, 2020 between Greenpro Venture Capital Limited and Pentaip Technology Inc. (26)

10.39 #	Form of Subscription Agreement between Greenpro Resources Limited and Innovest Energy Fund dated February 11, 2021. (23)
10.40 #	Form of Amendment to Convertible Promissory Note dated February 21, 2021 between the Company and Streeterville Capital, LLC (24)
10.41 #	Form of Additional 8% Acquisition of First Bullion Holdings Inc. dated February 17, 2021 (25)
10.42 #	Revised Employment Contract dated January 28, 2021, by and between Greenpro Holding Limited and Loke Che Chan Gilbert (29)
10.43 #	Revised Employment Contract dated January 28, 2021, by and between Greenpro Holding Limited and Lee Chong Kuang (29)
10.44 #	Subscription Agreement dated February 3, 2021 between Greenpro Venture Capital Limited and Angkasa-X Holdings Corp. (29)
10.45 #	Subscription Agreement dated February 19, 2021 between Greenpro Venture Capital Limited and Simson Wellness Tech. Corp. (29)
10.46 #	Form of Acquisition Agreement between the Company and Mr. Lee Chong Kuang dated May 18, 2021 (27)
10.47 #	Form of Share Exchange Agreement between the Company, Greenpro Capital Village Sdn. Bhd. (GCVSB) and the holders of preference shares of GCVSB dated June 1, 2021 (28)
10.48 #	Subscription Agreement dated June 2, 2021 between Greenpro Venture Capital Limited and Jocom Holdings Corp. (29)
10.49 #	Subscription Agreement dated July 13, 2021 between Greenpro Venture Capital Limited and 72 Technology Group Limited (29)
10.50 #	Subscription Agreement dated July 30, 2021 between Greenpro Venture Capital Limited and Ata Global Inc.(29)
10.51 #	Subscription Agreement dated August 27, 2021 between Greenpro Venture Capital Limited and catTHIS Holdings Corp. (29)
10.52 #	Subscription Agreement dated September 27, 2021 between Greenpro Venture Capital Limited and Fruita Bio Limited (29)
10.53 #	Consulting Agreement dated October 1, 2021 between the Company and Dennis Burns (29)
10.54 *	Subscription Agreement dated February 21, 2022 between Greenpro Venture Capital Limited and ACT Wealth Holdings Corp.*
10.55 *	Subscription Agreement dated April 1, 2022 between Greenpro Venture Capital Limited and REBLOOD Biotech Corp.*
10.56 *	Subscription Agreement dated June 9, 2022 between Greenpro Venture Capital Limited and Best2bid Technology Corp.*
10.57 *	Consulting Agreement dated October 1, 2022 between the Company and Dennis Burns*
14.1 #	Code of Ethics (17)
21.1 #	List of Subsidiaries (17)
31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*
32.1 *	Section 1350 Certification of principal executive officer*
32.2 *	Section 1350 Certification of principal financial officer and principal accounting officer*
99.1 #	Charter of the Audit Committee (17)
99.2 #	Audit Committee Pre-Approval Procedures (17)
99.3 #	Charter of the Compensation Committee (17)
99.4 #	Charter of the Corporate Governance and Nominating Committee (17)

* Filed herewith

# Previous Filed:

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

(26) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2021 and Amendment No. 1 to Form 10-K filed with the SEC on April 12, 2021.

(27) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2021.

(28) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2021.

(29) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022 and Amendment No. 1 to Form 10-K filed with the SEC on July 18, 2022.

(30) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenpro Capital Corp.

Date: March 31, 2023	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee Chong Kuang	Chief Executive Officer, President and Director	March 31, 2023
Lee Chong Kuang	(Principal Executive Officer)

/s/ Loke Che Chan Gilbert	Chief Financial Officer, Secretary, Treasurer and Director	March 31, 2023
Loke Che Chan Gilbert	(Principal Financial and Accounting Officer)

/s/ Chuchottaworn Srirat	Director	March 31, 2023
Chuchottaworn Srirat

/s/ Louis Ramesh Ruben	Director	March 31, 2023
Louis Ramesh Ruben

/s/ Glendening Brent Lewis	Director	March 31, 2023
Glendening Brent Lewis

/s/ Bringuier Christophe Philippe Roland	Director	March 31, 2023
Bringuier Christophe Philippe Roland

GREENPRO CAPITAL CORP. Consolidated Financial Statements For the Years Ended December 31, 2022, and 2021 (With Report of Independent Registered Public Accounting Firm)

GREENPRO CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Greenpro Capital Corp.

B-7-5, Northpoint

Mid Valley City

No. 1, Medan Syed Putra Utara

59200 Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenpro Capital Corp. and subsidiaries (the ‘Company’) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended of December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, for the years ended December 31, 2022, the Company incurred a net loss of $6,262,188 and negative cash flow from operating activities of $2,402,769. These condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way of our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosure to which they relate.

Investments and Impairment Valuation

The Company has significant investments as they represented approximately 34.56% of total assets. As disclosed in Note 6 to the financial statements, the Company had equity securities investments in companies without readily determinable market values. The Company adopted the guidance of ASC 321, Investments - Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of same issuer (the “Measurement Alternative”). The Company made qualitative assessments to evaluate whether the investments are impaired and concluded that the investments are not impaired.

We identified the impairment valuation of investments as a critical audit matter due to the significance of the balance to the financial statements as a whole. These investments require significant judgements as they are private entities that are not trade on public exchange and require the Company to assess if there are any changes in circumstances that indicate that the carrying amount of an investment may require impairment. There were significant judgments made by management to identify indicators of impairment and determine the fair valuation in the absence of observable prices in an active market which led to a high degree of auditor judgment, subjectivity and effort in evaluating management’s estimation of the fair value of the investment including management’s assessment of the equity investment financial condition, operating performance, prospects and other company-specific information.

Our audit procedure in this area included the following, among others:

a)	Inspected Board minutes and other appropriate documentation of authorization to assess whether the transactions were appropriately authorized;
b)	Inquired management to obtain an understanding of the Company’s process in evaluating the indication of impairment and fair value assessments;
c)	Evaluated the Company’s assessment of impairment by reviewing valuation reports by independent valuers of significant investees;
d)	Evaluated the knowledge, skills and ability of the Company’s specialist; and
e)	Considered the adequacy of the disclosures in the financial statements in relation to investments.

JP CENTURION & PARTNERS PLT (PCAOB: 6723)

We have served as the Company’s auditor since 2021.
Kuala Lumpur, Malaysia

March 31, 2023

GREENPRO CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022, AND 2021

(Expressed in U.S. Dollars)

	December 31, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents (including $38,466 and $12,866 of restricted cash as of December 31, 2022, and 2021, respectively)	$3,911,535	$5,338,571
Accounts receivable, net of allowance of $25,677 and $133,356 as of December 31, 2022, and 2021, respectively (including $129,292 and $41 of net accounts receivable from related parties as of December 31, 2022, and 2021, respectively)	169,537	30,601
Prepaids and other current assets (including $80,000 to related party as of December 31, 2022)	773,040	146,661
Due from related parties	265,772	1,170,855
Deferred costs of revenue (including $11,640 to related party as of December 31, 2022, and 2021)	168,605	123,293
Total current assets	5,288,489	6,809,981

Property and equipment, net	2,513,567	2,860,205
Real Estate investments:
Real estate held for sale	1,659,207	2,205,839
Real estate held for investment, net	650,223	717,823
Intangible assets, net	1,900	2,625
Goodwill	82,561	345,808
Other investments (including $5,406,106 and $9,621,935 of investments in related parties as of December 31, 2022, and 2021, respectively)	5,406,106	9,621,935
Operating lease right-of-use assets, net	17,510	101,221
Other non-current assets	19,643	45,244
TOTAL ASSETS	$15,639,206	$22,710,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$758,909	$787,595
Due to related parties	448,251	757,283
Income tax payable	858	2,342
Operating lease liabilities, current portion	18,725	89,636
Deferred revenue (including $849,400 and $912,980 from related parties as of December 31, 2022, and 2021, respectively)	1,834,244	2,006,696
Derivative liabilities	1	9,935
Total current liabilities	3,060,988	3,653,487

Operating lease liabilities, net of current portion	-	18,760
Total liabilities	3,060,988	3,672,247

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 7,875,813 and 7,867,169 shares issued and outstanding as of December 31, 2022, and 2021, respectively (1)	7,876	7,867
Additional paid in capital	50,102,729	50,102,738
Accumulated other comprehensive loss	(224,891)	(26,863)
Accumulated deficit	(37,622,680)	(31,271,808)
Total Greenpro Capital Corp. stockholders’ equity	12,263,034	18,811,934
Noncontrolling interests in consolidated subsidiaries	315,184	226,500

Total stockholders’ equity	12,578,218	19,038,434

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,639,206	$22,710,681

(1)	Issued and outstanding shares of Common Stock have been adjusted for the periods prior to July 28, 2022, to reflect the 10-for-1 reverse stock split effected on that date on a retroactive basis as described in Note 1.

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2022, AND 2021

(Expressed in U.S. Dollars)

	Year ended December 31,
	2022	2021
REVENUES:
Service revenue (including $665,203 and $861,449 of service revenue from related parties for the years ended December 31, 2022, and 2021, respectively)	$2,725,466	$2,820,950
Rental revenue	108,495	128,830
Sale of real estate properties	840,036	-
Total revenues	3,673,997	2,949,780

COST OF REVENUES:
Cost of service revenue	(404,077)	(422,908)
Cost of rental revenue	(46,083)	(49,778)
Cost of real estate properties sold	(573,343)	-
Total cost of revenues	(1,023,503)	(472,686)

GROSS PROFIT	2,650,494	2,477,094

OPERATING EXPENSES:
General and administrative (including $193,802 and $12,922 of general and administrative expense to related parties for the years ended December 31, 2022, and 2021, respectively)	(4,168,997)	(5,231,778)
Total operating expenses	(4,168,997)	(5,231,778)

LOSS FROM OPERATIONS	(1,518,503)	(2,754,684)

OTHER INCOME (EXPENSES)
Other income (including $5,850 of other income from related parties for the year ended December 31, 2022)	104,846	46,740
Interest income	21,417	7,494
Reversal of write-off notes receivable	200,000	5,000,000
Fair value gains of derivative liabilities associated with warrants	9,934	70,051
Fair value gains of options associated with convertible notes	-	5,093,720
Interest expense (including $12,900,855 of interest expense related to convertible notes for the year ended December 31, 2021)	-	(12,950,750)
Loss on extinguishment of convertible notes	-	(3,521,263)
Impairment of goodwill	(263,247)	-
Impairment of other receivable (including $606,250 of related party investment for the year ended December 31, 2022)	(606,250)	-
Impairment of other investments (including $4,208,029 and $5,349,600 of related party investments for the years ended December 31, 2022, and 2021, respectively)	(4,208,029)	(5,349,600)
Total other expenses	(4,741,329)	(11,603,608)

LOSS BEFORE INCOME TAX	(6,259,832)	(14,358,292)
Income tax expense	(2,356)	(4,940)
NET LOSS	(6,262,188)	(14,363,232)
Net (income) loss attributable to noncontrolling interests	(88,684)	13,876

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(6,350,872)	(14,349,356)
Other comprehensive loss:
- Foreign currency translation loss	(198,028)	-
COMPREHENSIVE LOSS	$(6,548,900)	$(14,349,356)

NET LOSS PER SHARE, BASIC AND DILUTED (1)	$(0.81)	$(2.07)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED (1)	7,870,887	6,920,452

(1)	Weighted average shares outstanding and per share amounts have been adjusted for the periods shown to reflect the 10-for-1 reverse stock split effected on July 28, 2022, on a retroactive basis as described in Note 1.

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, AND 2021

(Expressed in U.S. Dollars)

				Accumulated
	Common Stock (1)		Additional	Other		Non-	Total
	Number		Paid-in	Comprehensive	Accumulated	Controlling	Stockholders’
	of shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balance as of December 31, 2020	6,176,456	$6,178	$25,135,738	$(26,863)	$(16,922,452)	$203,001	$8,395,602
Fair value of shares issued for other investments	334,259	334	8,130,666	-	-	-	8,131,000
Fair value of shares issued for subscription fee	6,000	6	144,114	-	-	-	144,120
Fair value of shares issued for marketing expense	20,000	20	208,060	-	-	-	208,080
Fair value of shares issued from conversion of promissory notes	1,322,501	1,322	12,330,938	-	-	-	12,332,260
Fair value of shares issued for acquisition	7,953	7	69,184	-	-	37,375	106,566
Beneficial conversion feature related to convertible notes	-	-	4,010,083	-	-	-	4,010,083
Reclassification of conversion option related to a convertible note	-	-	5,745,520	-	-	-	5,745,520
Value of beneficial conversion feature resulting from debt extinguishment	-	-	(5,671,565)	-	-	-	(5,671,565)
Foreign currency translation	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	(14,349,356)	(13,876)	(14,363,232)
Balance as of December 31, 2021	7,867,169	$7,867	$50,102,738	$(26,863)	$(31,271,808)	$226,500	$19,038,434
Roundup of fractional shares upon reverse stock split	8,644	9	(9)	-	-	-	-
Foreign currency translation	-	-	-	(198,028)	-	-	(198,028)
Net loss for the year	-	-	-	-	(6,350,872)	88,684	(6,262,188)
Balance as of December 31, 2022	7,875,813	$7,876	$50,102,729	$(224,891)	$(37,622,680)	$315,184	$12,578,218

(1)	Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 10-for-1 reverse stock split effected on July 28, 2022, on a retroactive basis as described in Note 1.

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, AND 2021

(Expressed in U.S. Dollars)

	Year ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(6,262,188)	$(14,363,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,205	168,684
Amortization of right-of-use assets	83,297	148,954
Provision for bad debts	784	22,583
Impairment of goodwill	263,247	-
Impairment of other receivable - related party	606,250	-
Impairment of other investments - related parties	4,208,029	5,349,600
Amortization of discount on convertible notes	-	206,342
Amortization of debt issuance costs	-	76,380
Interest expense associated with accretion of convertible notes	-	8,561,440
Interest expense associated with conversion of notes	-	2,254,480
Interest expense due to non-fulfillment of use of proceeds requirements	-	1,106,488
Interest expense due to early redemption of notes	-	235,536
Loss on extinguishment of convertible notes	-	3,521,263
Fair value of shares issued for subscription fee	-	144,120
Fair value of shares issued for marketing expenses	-	208,080
Loss on deposit redemption	87,489	-
Loss on disposal of other investments	8,650	-
Reversal of write-off notes receivable	(200,000)	(5,000,000)
Gain on disposal of a subsidiary	-	(3,847)
Gain on disposal of property and equipment	-	(148)
Gain on sale of real estate held for sale	(266,693)	-
Fair value gains of derivative liabilities associated with warrants	(9,934)	(70,051)
Fair value gains of derivative liabilities associated with convertible notes	-	(5,093,720)
Changes in operating assets and liabilities:
Accounts receivable	(138,936)	160,889
Prepaids and other current assets	(600,778)	68,846
Deferred costs of revenue	(45,312)	(42,047)
Accounts payable and accrued liabilities	(28,686)	84,869
Income tax payable	(1,484)	2,342
Operating lease liabilities	(89,257)	(143,622)
Deferred revenue	(172,452)	372,621
Net cash used in operating activities	(2,402,769)	(2,023,150)

Cash flows from investing activities:
Purchase of property and equipment	(3,016)	(39,349)
Purchase of other investments	(1,250)	(10,875)
Acquisition of business, net of cash acquired	-	81,609
Proceeds from real estate held for sale	840,036	-
Proceeds from sale of property and equipment	-	283
Proceeds from disposal of investment	400	-
Proceeds from disposal of subsidiary	-	3,847
Net cash provided by investing activities	836,170	35,515

Cash flows from financing activities:
Advances to related parties	(64,579)	(1,239,489)
Principal payments of loans secured by real estate	-	(1,542,298)
Proceeds from convertible promissory notes, net	-	5,210,000
Collection of notes receivable	200,000	5,000,000
Convertible note redemptions paid in cash	-	(1,120,000)
Net cash provided by financing activities	135,421	6,308,213

Effect of exchange rate changes in cash and cash equivalents	4,142	(68,760)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,427,036)	4,251,818
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	5,338,571	1,086,753

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$3,911,535	$5,338,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$3,599	$3,631
Cash paid for interest	$-	$343,009

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of shares issued for acquisition of business	$-	$69,191
Fair value of shares issued for other investments	$-	$8,131,000
Fair value of shares issued from conversion of promissory notes	$-	$12,332,260
Beneficial conversion feature associated with convertible notes payable	$-	$4,010,083
Reclassification of conversion option associated with convertible notes payable to additional paid in capital	$-	$5,745,520
Derecognition of beneficial conversion feature value from additional paid in capital resulting from debt extinguishment	$-	$5,671,565

See accompanying notes.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022, AND 2021

(Expressed in U.S. Dollars)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Greenpro Inc. (the “Company”) was incorporated on July 19, 2013, in the state of Nevada, and in 2015 changed its name to Greenpro Capital Corp. The Company currently provides a wide range of business consulting and corporate advisory services including cross-border listing advisory services, tax planning, advisory and transaction services, record management services, and accounting outsourcing services. As part of our business consulting and corporate advisory business segment, our subsidiary, Greenpro Venture Capital Limited (“GVCL”) provides a business incubator for start-up and high growth companies during their critical growth period and focuses on investments in select start-up and high growth potential companies. In addition to our business consulting and corporate advisory business segment, we operate another business segment that focuses on the acquisition and rental of real estate properties held for investment and the and sale of real estate properties held for sale. Our focus is on companies located in South-East Asia and East Asia including Hong Kong, the People’s Republic of China (“PRC”), Malaysia, Thailand, and Singapore.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2022, the Company incurred a net loss of $6,262,188 and net cash used in operating activities of $2,402,769. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Certain effects of reverse stock split

On July 19, 2022, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effect a reverse split of the Company’s Common Stock at a ratio of 10-for-1 (the “Reverse Stock Split”), effective as of July 28, 2022. On that date, every 10 issued and outstanding shares of the Company’s Common Stock were automatically converted into one outstanding share of Common Stock. As a result of the Reverse Stock Split, the number of the outstanding shares of Common Stock decreased from 78,671,688 (pre-split) shares to 7,875,813 (post-split) shares. In addition, by reducing the number of outstanding shares, the Company’s loss per share in all prior periods increased by a factor of 10. The Reverse Stock Split affected all shares of Common Stock outstanding immediately prior to the effective time of the Reverse Stock Split. In addition, the Reverse Stock Split effected a reduction in the number of shares of Common Stock issuable upon the exercise of the warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split, resulting in a reduction from 53,556 (pre-split) shares to 5,356 (post-split) shares (see Note 11).

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

As the par value per share of the Company’s Common Stock remained unchanged at $0.0001 per share, the change in the Common Stock recorded at par value has been reclassified to additional paid-in-capital on a retroactive basis. All references to shares of Common Stock and per share data for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

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

More specifically our business was affected to a large extent by a shut-down of operations both for ourselves and our clients for much of the whole year of 2020. Total revenue for the year ended December 31, 2022, was $3,673,997 compared to $2,949,780 for the same period in 2021. The increase in total revenue was mainly derived from the sale of real estate properties during the first quarter and third quarter of 2022, respectively. When nation-wide shutdowns were mandated the first half of 2020, there was a corresponding decline in demand for our business services. When business gradually resumed beginning the first half of 2021, we saw a corresponding increase in orders of our business services.

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

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and a majority-owned subsidiary which the Company controls and entities for which the Company is the primary beneficiary. For those consolidated subsidiaries where the Company’s ownership is less than 100%, the outside shareholders’ interests are shown as noncontrolling interests in equity. Acquired businesses are included in the consolidated financial statements from the dates of acquisition. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated in consolidation.

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

On December 31, 2022, cash included funds held by employees of $11,464 was to facilitate payment of expenses in local currencies or to facilitate third-party online payment platforms which the Company had not set up a corporate account, such as WeChat Pay or Alipay.

As of December 31, 2021, no cash of the Company was held by employees.

	As of December 31,
	2022	2021
Cash, cash equivalents, and restricted cash
Denominated in United States Dollar	$2,234,242	$4,137,396
Denominated in Hong Kong Dollar	1,201,076	895,820
Denominated in Chinese Renminbi	381,012	151,311
Denominated in Malaysian Ringgit	85,940	154,044
Denominated in Euro	9,200	-
Denominated in Singapore Dollar	65	-
Cash, cash equivalents, and restricted cash	$3,911,535	$5,338,571

Accounts receivable, net

Accounts receivable is recorded at the invoiced amount less an allowance for any uncollectible accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make an adjustment to the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

	As of December 31,
	2022	2021
Accounts receivable, gross	$195,214	$163,957
Less: Allowance for doubtful accounts	(25,677)	(133,356)
Accounts receivable, net	$169,537	$30,601

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the following estimated useful lives:

Categories	Estimated useful life
Office leasehold	27 years
Furniture and fixtures	3 - 10 years
Office equipment	3 - 10 years
Leasehold improvement	Over the shorter of estimated useful life or term of lease

Office leasehold represents three adjoining office units used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a land lease with a term of 27 years and is being depreciated over the remaining lease term. Expenditures for maintenance and repairs are expensed as incurred. Depreciation, classified as an operating expense, was $111,707 and $120,707 for the years ended December 31, 2022 and 2021, respectively.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2022 and 2021, the Company determined there were no indicators of impairment of its property and equipment.

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

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed (none as of December 31, 2022), and projected margins on future unit sales. The Company pays close attention to discern if the real estate held for sale is moving at a slower than expected pace or where margins are trending downward. For the years ended December 31, 2022 and 2021, the Company determined there were no indicators of impairment of its real estate held for sale.

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

Depreciation, classified as cost of rental, was $29,001 and $31,688 for the years ended December 31, 2022, and 2021, respectively.

Management assesses the carrying value of real estate held for investment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2022 and 2021, the Company determined there were no indicators of impairment of its real estate held for investment.

Intangible assets, net

Amortizable identifiable intangible assets are stated at cost less accumulated amortization and represent certain trademarks registered in USA, Hong Kong, China, and Singapore.

Amortization is calculated on the straight-line basis over the following estimated useful lives:

Categories	Estimated useful life
Trademarks	10 years

Amortization expense for the years ended December 31, 2022, and 2021 was $718 and $723, respectively.

The Company follows ASC 360 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the years ended December 31, 2022, and 2021, the Company determined there were no indicators of impairment of intangible assets (see Note 7).

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

During 2022, the Company determined there was an indicator of impairment, so an impairment of goodwill of $263,247 was made and its goodwill was revalued at $82,561 as of December 31, 2022. For the year ended December 31, 2021, the Company determined there was no indicator of impairment, so no impairment was made (see Note 7).

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

As of December 31, 2022, and 2021, the Company determined there was no indicator of impairment of its real estate held for investment and its property and equipment, respectively.

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

On December 31, 2022, the Company had total twenty-seven (27) investments in equity securities without readily determinable fair values, all were related party investments with aggregate value of $5,406,106. In which, eleven (11) investments in equity securities without readily determinable fair values were also related party investments, all were fully impaired and with $nil value (see Note 6).

On December 31, 2021, the Company had total twenty-seven (27) investments in equity securities without readily determinable fair values, all were related party investments with aggregate value of $9,621,935. In which, ten (10) investments in equity securities without readily determinable fair values were also related party investments, all were fully impaired and with $nil value (see Note 6).

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

On December 31, 2022, and 2021, the only outstanding Common Stock equivalents were warrants of 5,356 potentially dilutive shares outstanding that have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore basic and diluted net loss per share were the same.

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

In general, for consolidation purposes, if a subsidiary’s functional currency other than US$, its assets and liabilities are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Any gains or losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive loss within equity.

Translation of amounts from each foreign currency of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the years ended December 31,
	2022	2021
Period-end MYR : US$1 exchange rate	4.40	4.17
Period-average MYR : US$1 exchange rate	4.41	4.14
Period-end RMB : US$1 exchange rate	6.91	6.36
Period-average RMB : US$1 exchange rate	6.75	6.44
Period-end HK$ : US$1 exchange rate	7.81	7.80
Period-average HK$ : US$1 exchange rate	7.83	7.77

Comprehensive income or loss

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income or loss consists of cumulative foreign currency translation adjustments.

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

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, prepaids and other current assets, accounts payable and accrued liabilities, deferred costs of revenue and deferred revenue, and due from or due to related parties, approximate their fair values because of the short-term nature of these financial instruments.

As of December 31, 2022, and 2021, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of derivative liabilities of $1 and $9,935, respectively (see Note 9).

The following table sets forth a summary of the changes in the estimated fair value of our derivative during the years ended December 31, 2022, and 2021:

	As of and for the years ended,
	2022	2021
Fair value at beginning of year	$9,935	$1,189,786
Derivative liability associated with convertible notes issued during the year	-	10,839,240
Reclassification of conversion option related to a convertible note to additional paid in capital	-	(5,745,520)
Fair value gains of derivative liability associated with convertible note	-	(6,203,520)
Fair value gains of derivative liability associated with warrants	(9,934)	(70,051)
Fair value at end of year	$1	$9,935

Concentrations of risks

For the year ended December 31, 2022, three customers accounted for 28% (10%, 9% and 9%, respectively) of the Company’s revenue, and three customers accounted for 84% (57%, 20% and 7%, respectively) of the Company’s accounts receivable at year-end.

For the year ended December 31, 2021, three customers accounted for 26% (12%, 8% and 6%, respectively) of the Company’s revenue, and three customers accounted for 56% (40%, 10% and 6%, respectively) of the Company’s accounts receivable at year-end.

For the year ended December 31, 2022, no vendor accounted for 10% or more of the Company’s cost of revenues, and three vendors accounted for 59% (29%, 19% and 11%, respectively) of the Company’s accounts payable at year-end.

For the year ended December 31, 2021, no vendor accounted for 10% or more of the Company’s cost of revenues, and three vendors accounted for 65% (47%, 9% and 9%, respectively) of the Company’s accounts payable at year-end.

Exchange rate risk

The Company’s reporting currency is US$ but its major revenues and costs, and a significant portion of its assets and liabilities are also denominated in MYR, RMB or HK$. As a result, the Company is exposed to a foreign exchange risk as its revenues and the results of operations may be affected by fluctuations in the exchange rate between US$ and MYR, US$ and RMB or US$ and HK$. If MYR, RMB or HK$ depreciates against US$, the values of its revenues and assets in MYR, RMB or HK$ may decline accordingly when in translation to the Company’s reporting currency, as its financial statements are presented in US$. The Company does not hold any derivative or other financial instruments that may expose it to a substantial market risk.

Risks and uncertainties

Substantially all the Company’s services are conducted in Hong Kong, China, Malaysia, Thailand, Taiwan, and the South-East Asia region. The Company’s operations are subject to various political and economic risks, including the risks of restrictions on transfer of funds, export duties, quotas and embargoes, changing taxation policies, and political conditions and governmental regulations, and the adverse impact of the coronavirus outbreak.

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

NOTE 2 - REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company’s revenues consist of revenue from provision of business consulting and corporate advisory services (“service revenue”), and revenue from leasing or trading of real estate properties (“real estate revenue”).

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

Revenue from leasing of real estate properties

Rental revenue represents lease rental income from the Company’s tenants. The tenants pay in accordance with the terms in the lease agreements and the Company recognizes the income ratably over the lease term as this is the most representative of the pattern in which the benefit is expected to be derived from the underlying asset.

Revenue from trading of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets. Generally, the Company’s sales of its real estate properties are considered a sale of a nonfinancial asset. Under ASC 610-20, the Company derecognizes its asset and recognizes a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.

During the year ended December 31, 2022, the Company recognized revenue from the sale of three units of commercial property held for sale, while there was no property sold during 2021.

Cost of revenues

Cost of service revenue primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of rental revenue primarily includes costs associated with repairs and maintenance, property management fees, insurance, depreciation, and other related administrative costs. Utility expenses are paid directly by tenants.

Cost of real estate properties sold primarily consists of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

The following tables provide information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	For the years ended December 31,
	2022	2021
Revenue by service lines:
Corporate advisory – non-listing services	$1,419,843	$1,848,200
Corporate advisory – listing services	1,305,623	972,750
Rental of real estate properties	108,495	128,830
Sale of real estate properties	840,036	-
Total revenue	$3,673,997	$2,949,780

	For the years ended December 31,
	2022	2021
Revenue by geographic area:
Hong Kong	$2,046,846	$1,573,606
Malaysia	397,705	601,336
China	1,229,446	774,838
Total revenue	$3,673,997	$2,949,780

Deferred costs of revenue

For a service contract where the performance obligation is not completed, deferred costs of revenue is recorded for any costs incurred in advance of the performance obligation.

Deferred revenue

For a service contract where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation.

As of December 31, 2022, and 2021, deferred costs of revenue or deferred revenue is classified as current assets or current liabilities and totaled, respectively:

	As of December 31,
	2022	2021
Current assets
Deferred costs of revenue	$168,605	$123,293

Current liabilities
Deferred revenue	$1,834,244	$2,006,696

Changes in deferred revenue during 2022 and 2021 are as follows:

	As of and for the years ended December 31,
	2022	2021
Deferred revenue, beginning of year	$2,006,696	$1,634,075
New contract liabilities	1,133,171	1,616,633
Performance obligations satisfied	(1,305,623)	(1,244,012)
Deferred revenue, end of year	$1,834,244	$2,006,696

NOTE 3 - PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2022	2021
Property and equipment
Office leasehold	$3,008,413	$3,270,668
Furniture and fixtures	52,058	53,372
Office equipment	62,148	61,894
Leasehold improvement	92,566	95,152
	3,215,185	3,481,086
Less: Accumulated depreciation
Accumulated depreciation, beginning of year	(620,881)	(474,001)
Depreciation for the year	(125,486)	(136,273)
Disposal or write-off	-	1,601
Effect of changes in exchange rate	44,749	(12,208)
	(701,618)	(620,881)
Property and equipment, net	$2,513,567	$2,860,205

Office leasehold under property and equipment represents three adjoining office units owned and used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a 50-year land lease with a remaining term of 22 years and is being depreciated over the remaining lease term.

Depreciation for property and equipment, classified as an operating expense, was $125,486 and $136,273 for the years ended December 31, 2022, and 2021, respectively.

NOTE 4 - REAL ESTATE HELD FOR SALE

On December 31, 2022, and 2021, real estate held for sale was valued $1,659,207 and $2,205,839, respectively. Real estate held for sale represents multiple units in a building located in Hong Kong.

For the year ended December 31, 2022, the Company sold three units for $840,036, with original cost of $408,813 and other costs of sale of $164,530. In 2021, there was no property was sold.

The property was developed for resale on a “unit by unit” basis and is stated at the lower of cost or estimated fair value, less estimated costs to sell. Real estate held for sale represents properties for which a committed plan to sell exists and an active program to market such properties has been initiated.

NOTE 5 - REAL ESTATE HELD FOR INVESTMENT, NET

	As of December 31,
	2022	2021
Real estate held for investment
Office leasehold	$780,518	$824,828
Furniture and fixtures	51,721	54,658
Office equipment	16,534	17,472
Leasehold improvement	70,906	74,931
	919,679	971,889
Less: Accumulated depreciation
Accumulated depreciation, beginning of year	(254,066)	(230,481)
Depreciation for the year	(29,001)	(31,688)
Effect of changes in exchange rate	13,611	8,103
Accumulated depreciation, end of year	(269,456)	(254,066)
Real estate held for investment, net	$650,223	$717,823

Real estate held for investment represents the Company’s three office units located in two commercial buildings in Malaysia. One of the adjoining office units in one building is rented to an unrelated tenant, and one office unit in another building is used by the Company.

Depreciation for real estate held for investment, included in the cost of rental revenue, was $29,001 and $31,688 for the years ended December 31, 2022, and 2021, respectively.

NOTE 6 - OTHER INVESTMENTS

	As of December 31,
	2022	2021
Investment in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$11,981	$51,613
(2) Other related parties	5,394,125	9,570,322
Total	$5,406,106	$9,621,935

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

The Company believes all the invested equity securities are without readily determinable values even certain of the equity securities are listed in the over the counter (OTC) market, as their securities are not actively traded on a securities exchange registered with the U.S. Securities and Exchange Commission (SEC) or in the OTC market.

For the year ended December 31, 2022, the Company recognized impairment of $4,208,029 for six of its total investments in equity securities without readily determinable fair values. For the year ended December 31, 2021, the Company recognized impairment of $5,349,600 for one of its total investments in equity securities without readily determinable fair values.

In addition, the Company recorded its equity securities without readily determinable fair values at cost. For these cost method investments, we recorded as other investments in our consolidated balance sheets. We reviewed all our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally adopt the valuation methods allowed under ASC820 Fair Value Measurement to evaluate the fair values of our cost method investments approximated or exceeded their carrying values.

As of December 31, 2022, the carrying value of our cost method investments aggregated $5,406,106.

On December 31, 2022, and 2021, the carrying values of equity securities without readily determinable fair values are as follows:

	As of December 31,
	2022	2021
Equity securities without readily determinable fair values
Original cost	$15,547,014	$15,545,764
Unrealized gains (losses)	-	-
Provision for impairment or decline in value	(10,131,858)	(5,923,829)
Forfeiture, disposal or write-off	(9,050)	-
Equity securities without readily determinable fair values, net	$5,406,106	$9,621,935

For the years ended December 31, 2022, and 2021, the Company recognized an impairment loss of other investments of $4,208,029 and $5,349,600, respectively.

During 2022, one of the investments in equity securities without readily determinable fair values was partially forfeited by $1,650, two of the investments were written off in aggregate by $7,000 and one of the investments was sold at cost for $400.

Acquisition of other investments during 2022

ACT Wealth Academy Inc.

On February 21, 2022, our subsidiary, Greenpro Venture Capital Limited (“GVCL”) entered into a subscription agreement with ACT Wealth Academy Inc., a Nevada corporation, which provides training, seminars, and events in the academic fields (“ACT Wealth”). Pursuant to the agreement, GVCL acquired 6,000,000 shares of common stock of ACT Wealth at a price of $600 or $0.0001 per share.

As of December 31, 2022, the Company recorded the investment in ACT Wealth at a historical cost of $600 under other investments.

REBLOOD Biotech Corp.

On April 1, 2022, GVCL entered into a subscription agreement with REBLOOD Biotech Corp., a Nevada corporation, which is principally in provision of health management and biotechnology services (“REBLOOD”). Pursuant to the agreement, GVCL acquired 1,000,000 shares of common stock of REBLOOD at a price of $100 or $0.0001 per share.

As of December 31, 2022, the Company recorded the investment in REDBLOOD at a historical cost of $100 under other investments.

Best2bid Technology Corp.

On June 9, 2022, GVCL entered into a subscription agreement with Best2bid Technology Corp., a Nevada corporation, which provides an online bidding cum e-commerce platform enabling participants to auction or sell their merchandise to bidders (“Best2bid”). Pursuant to the agreement, GVCL acquired 5,500,000 shares of common stock of Best2bid at a price of $550 or $0.0001 per share.

As of December 31, 2022, the Company recorded the investment in Best2Bid at a historical cost of $550 under other investments.

Forfeiture, write-off, or disposal of other investments during 2022

(a) Forfeiture Agape ATP Corporation

On April 14, 2017, our wholly owned subsidiary, Greenpro Venture Capital Limited (“GVCL”) acquired 17,500,000 shares of common stock of Agape ATP Corporation, a Nevada corporation (“Agape”), par value of $0.0001 per share, for $1,750. Agape is principally engaged in provision of health and wellness products and advisory services to clients in Malaysia. As of December 31, 2021, GVCL holds approximately 5% of the total outstanding shares of Agape and recognized the investment at historical cost of $1,750 under other investments.

On January 21, 2022, GVCL entered into a forfeiture agreement with Agape. Pursuant to the agreement, GVCL agreed to transfer 16,500,000 shares out of its total invested 17,500,000 shares of common stock of Agape to Agape for nil consideration. As a result, GVCL holds approximately 1% of the total outstanding shares of Agape and recognized a loss on forfeiture of other investment of $1,650.

As of December 31, 2022, GVCL owns 1,000,000 shares of common stock of Agape and recognized our investment in Agape under a historical cost of $100 or $0.0001 per share.

(b)	Write-off

72 Technology Group Limited

On July 13, 2021, GVCL entered into a subscription agreement with 72 Technology Group Limited, a Cayman Islands media corporation based in China which provides digital marketing services using 5G and AI technology (“72 Technology”). Pursuant to the agreement, GVCL acquired 600,000 shares of common stock of 72 Technology at a price of $6,000 or $0.01 per share. Our investment in 72 Technology was recognized at historical cost of $6,000 under other investments.

During 2022, 72 Technology decided to discontinue its IPO plan and upon mutual agreement, the IPO service agreement entered between 72 Technology and the Company was terminated.

In consideration of 72 Technology’s discontinuity of IPO plan and dormant status, we decided to write off our investment in 72 Technology.

For the year ended December 31, 2022, we recorded a loss from written off of investment of $6,000, and as of December 31, 2022, we had no investment in 72 Technology.

Fruita Bio Limited

On September 27, 2021, GVCL entered into a subscription agreement with Fruita Bio Limited., a British Virgin Islands corporation with major business operations in Thailand, is principally engaged in production of bio-degradable packaging materials (“Fruita”). Pursuant to the agreement, GVCL acquired 10,000,000 ordinary shares of Fruita at a price of $1,000 or $0.0001 per share. Our investment in Fruita was recognized at historical cost of $1,000 under other investments.

During 2022, Fruita decided to discontinue its IPO plan and upon mutual agreement, the IPO service agreement entered between Fruita and the Company was terminated.

In consideration of Fruita’s discontinuity of IPO plan and dormant status, we decided to write off our investment in Fruita.

For the year ended December 31, 2022, we recorded a loss from written off of investment of $1,000, and as of December 31, 2022, we had no investment in Fruita.

(c)	Disposal

Pentaip Technology Inc.

On December 29, 2020, GVCL entered into a subscription agreement with Pentaip Technology Inc., a Nevada corporation (“PTI”) to acquired 4,000,000 shares of common stock of PTI at a price of $400 or $0.0001 per share, representing 10% of the issued and outstanding shares of PTI. PTI uses artificial intelligence (“AI”) to provide investors and traders with financial data. Our investment in PTI was recognized at historical cost of $400 under other investments.

On December 16, 2022, GVCL agreed with Pentaip’s repurchase request, sold back our 4,000,000 owned PTI shares to PTL at $400. We received cash of $400 from PTI in exchange for our return of PTI shares.

As of December 31, 2022, we had no investment in PTI.

Impairment of other investments during 2022

Greenpro Trust Limited

On March 30, 2015, our wholly owned subsidiary, Greenpro Resources Limited, a British Virgin Islands company (“GRBVI”) acquired 300,000 shares, representing approximately 8% of the issued and outstanding shares of Greenpro Trust Limited, a Hong Kong company (“GTL”), from its shareholders at a price of HK$300,000 (approximately $38,710) or HK$1 per share. GTL is principally engaged in provision of trusteeship, custodial and fiduciary services to clients in Hong Kong.

On April 13, 2016, another wholly owned subsidiary of the Company, Asia UBS Global Limited, a Belize company (“AUB”) acquired 100,000 shares, representing approximately 3% of the issued and outstanding shares of GTL for HK$100,000 (approximately $12,903) or HK$1 per share.

The Company indirectly has an aggregate of approximately 11% interest in GTL with an investment value of $51,613. Messrs. Lee and Loke are common directors of GTL and the Company.

During 2021, there was no indicator of impairment and hence, our investment value in GTL was $51,613 as of December 31, 2021.

As of December 31, 2022, the net asset value (“NAV”) of GTL was $107,835 and according to the Company’s 11% interest in GTL’s NAV, our investment was valued approximately $11,981. Hence, the Company recorded an impairment loss of $39,632 for the year ended December 31, 2022.

As of December 31, 2022, our investment in GTL was revalued at $11,981.

First Bullion Holdings, Inc.

On October 19, 2020, GVCL entered into a stock purchase and option agreement with Mr. Tang Ka Siu Johnny and First Bullion Holdings Inc. (“FBHI”). FBHI, a British Virgin Islands company, operates the businesses of banking, payment gateway, credit cards, debit cards, money lending, crypto trading and securities token offerings, with corporate offices in the Philippines and Hong Kong. Pursuant to the agreement, GVCL agreed to acquire 10% of the issued and outstanding shares of FBHI for a purchase price of $1,000,000 by issuing approximately 68,587 shares of the Company’s restricted Common Stock to Mr. Tang, which was based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement.

Pursuant to the agreement, Mr. Tang and FBHI also granted to GVCL an option for 180 days following the date of the agreement to purchase an additional 8% of the issued and outstanding shares of FBHI, at an agreed valuation of FBHI equal to $20,000,000. In consideration of acquisition of the option, GVCL agreed to issue 25,000 shares of the Company’s restricted Common Stock to Mr. Tang, which shall constitute partial payment for the option should GVCL elect to exercise the option.

On December 11, 2020, the Company issued 68,587 shares of its restricted Common Stock to two designees of Mr. Tang at $14.58 per share to acquire 10% of the issued and outstanding shares of FBHI for a purchase price of $1,000,000 and issued 25,000 shares of its restricted Common Stock at $364,500 or $14.58 per share in partial consideration of the additional 8% shareholdings of FBHI.

On February 17, 2021, GVCL exercised its option and FBHI issued to GVCL 160,000 ordinary shares of FBHI, comprising the additional 8% of the shares sold under the agreement valued at $20,000,000.

On February 26, 2021, the Company issued an additional 34,259 shares of its restricted Common Stock to two designees of Mr. Tang at $27 per share (valued at approximately $925,000).

As of December 31, 2021, GVCL, in aggregate, holds 360,000 ordinary shares of FBHI, representing 18% of the total issued and outstanding shares of FBHI. The investment was recognized at historical cost of $2,289,500 under other investments.

As of December 31, 2022, GVCL, the fair value of FBHI was appraised by an independent appraiser, Ravia Global Appraisal Advisory Limited (the “Appraiser”) and according to our 18% interest in FBHI, our investment was valued approximately $246,000. The depreciation of FHBI’s fair value was mainly due to a significant decrease of its revenue. Hence, the Company recorded an impairment loss of $2,043,500 for the year ended December 31, 2022.

As of December 31, 2022, our investment in FBHI was revalued at $246,000.

Ata Plus Sdn. Bhd.

On July 8, 2020, GVCL entered into an acquisition agreement with all the eight shareholders of Ata Plus Sdn. Bhd., a company incorporated in Malaysia and a Recognized Market Operator (RMO) by the Securities Commission of Malaysia (“APSB”). Pursuant to the agreement, GVCL agreed to acquire 15% of the issued and outstanding share of APSB for a purchase price of $749,992. The purchase price was paid by the Company issuing to the shareholders approximately 45,731 shares of the Company’s restricted Common Stock, which was based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement, $16.4 per share, on November 18, 2020.

As of December 31, 2021, GVCL holds 15% of APSB’s issued and outstanding shares of common stock and recognized our investment in APSB at historical cost of $749,992 under other investments.

As of December 31, 2022, the fair value of APSB was appraised by an independent appraiser, Ravia Global Appraisal Advisory Limited (the “Appraiser”) and according to our 15% interest in APSB, our investment was valued approximately $736,000. Hence, the Company recorded an impairment loss of $13,992 for the year ended December 31, 2022.

New Business Media Sdn. Bhd.

On November 1, 2020, GVCL entered into an acquisition agreement with Ms. Lee Yuet Lye and Mr. Chia Min Kiat, shareholders of New Business Media Sdn. Bhd. New Business Media Sdn. Bhd. is a Malaysia company involved in operating a Chinese media portal, which provides digital news services focusing on Asian capital markets (“NBMSB”). NBMSB is one of the biggest Chinese language digital business news networks in Malaysia and has readers from across Southeast Asia.

Pursuant to the agreement, both Ms. Lee and Mr. Chia have agreed to sell to GVCL an 18% equity stake in NBMSB in consideration of a new issuance of 25,759 shares of the Company’s restricted Common Stock, valued at $411,120 or $15.96 per share. The consideration was derived from an agreed valuation of NBMSB of $2,284,000, based on its assets including customers, fixed assets, cash and cash equivalents, liabilities as of November 1, 2020.

As of December 31, 2021, GVCL recognized the investment in NBMSB at historical cost of $411,120 under other investments.

As of December 31, 2022, the fair value of NBMSB was appraised by an independent appraiser, Ravia Global Appraisal Advisory Limited (the “Appraiser”) and according to our 18% interest in NBMSB, our investment was valued approximately $82,000. The depreciation of NBMSB’s fair value was mainly due to its significant drop of revenue. Hence, the Company recorded an impairment loss of $329,120 for the year ended December 31, 2022.

As of December 31, 2022, our investment in NBMSB was revalued at $82,000.

Adventure Air Race Company Limited

On December 21, 2020, GVCL entered into a subscription agreement with Adventure Air Race Company Limited, a company incorporated in Nevada, is principally engaged in promoting and managing an air race series (“AARC”). Pursuant to the agreement, GVCL acquired 2,000,000 shares of common stock of AARC at a price of $200 or $0.0001 per share.

On December 22, 2020, GVCL entered another subscription agreement with AARC to acquire an additional 996,740 shares of common stock of AARC at a price of $249,185 or $0.25 per share.

As of December 31, 2021, GVCL, in aggregate, holds approximately 4% of the issued and outstanding shares of AARC and recognized the investment in AARC at historical cost of $249,385 under other investments.

As of December 31, 2022, GVCL holds approximately 4% interest of AARC. The Company made a provision of impairment of $249,385 for our investment in AARC for the year ended December 31, 2022, and impaired our investment in AARC to nil as of December 31, 2022. The provision of full impairment was due to AARC’s failure in provision of its updated financial condition and performance for evaluation.

Innovest Energy Fund

On February 11, 2021, Greenpro Resources Limited, a subsidiary of the Company (“GRL”) entered into a subscription agreement with Innovest Energy Fund, a global multi-asset fund incorporated in the Cayman Islands, is principally engaged in developing a multi-faceted suite of products and services for the crypto currency industry and economy (the “Fund”). Pursuant to the agreement, GRL agreed to subscribe for $7,206,000 worth of Class B shares of the Fund by issuing 300,000 shares of the Company’s restricted Common Stock, valued at $7,206,000 to the Fund.

On April 7, 2021, the Company issued 300,000 shares of its restricted Common Stock to the Fund and issued 6,000 shares of its restricted Common Stock to a designee of the Fund as a subscription fee of $144,120 ($24.02 per share) associated with the Fund.

On December 31, 2021, GRL determined that the value of its investment in the Fund based on the closing stock price of the Company’s Common Stock was impaired. Hence, an impairment loss of $5,349,600 was recorded for the year ended December 31, 2021, and the investment in the Fund was revalued at $1,856,400 as of December 31, 2021.

On December 31, 2022, GRL made a further impairment of $1,532,400 and revalued the investment in the Fund at $324,000 based on the closing stock price of our Common Stock as of December 31, 2022.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net

	As of December 31,
Intangible assets	2022	2021
Trademarks	$7,253	$7,253
Customer lists	344,500	344,500
Insurance agency license	129,032	129,032
	480,785	480,785
Less: Accumulated amortization
Accumulated amortization, beginning of year	(478,160)	(477,418)
Amortization for the year	(718)	(723)
Effect of changes in exchange rate	(7)	(19)
Accumulated amortization, end of year	(478,885)	(478,160)
Intangible assets, net	$1,900	$2,625

As of December 31, 2022, our intangible assets totaled $480,785 and included $7,253 of trademarks acquired by Greenpro Resources (HK) Limited (“GRHK”) during the years of 2013 to 2018, $344,500 of customer lists from the acquisition of Ace Corporation Services Limited (“Ace”, renamed to Falcon Corporate Services Limited on August 26, 2016) in 2015, and $129,032 of an insurance agency license from the acquisition of Sparkle Insurance Brokers Limited (“Sparkle”, renamed to Greenpro Sparkle Insurance Brokers Limited on April 4, 2019) on January 2, 2019, respectively.

On December 31, 2022, the customer lists from Ace and the insurance agency license from Sparkle had been fully amortized. The Company’s management conducted the annual impairment test and concluded that it is more likely than not the estimated fair value of the trademarks of GRHK was more than their carrying amount, and no impairment loss was indicated. As a result, no impairment was recorded.

Amortization expense for intangible assets for the years ended December 31, 2022, and 2021 was $718 and $723, respectively.

Amortization for each year following December 31, 2022, is as follows:

Year ending December 31,	Trademarks
2023	$718
2024	718
2025 and thereafter	464
Total	$1,900

As of December 31, 2022, the accumulated amortization of intangible assets was $478,885, and the net value of intangible assets was $1,900.

Goodwill

The Company’s goodwill consisted of $319,726 from its acquisition of Falcon Secretaries Limited (“FASL”, renamed to Falcon Accounting & Secretaries Limited on February 25, 2020) in 2015 and $26,082 from its acquisition of Greenpro Capital Village Sdn. Bhd. (“GCVSB”) in 2021, respectively. As a result, the Company’s goodwill totaled $345,808.

Goodwill is not amortized but tested for any indicator of impairment annually.

During 2022, the Company conducted the annual impairment test and concluded that there was no indicator of impairment for the goodwill derived from the acquisition of GCVSB, as the net asset value (“NAV”) of GCVSB was greater than the value of the goodwill as of December 31, 2022.

During 2022, the Company conducted another impairment test and concluded that there was an indicator of impairment for the goodwill derived from the acquisition of FASL, as the NAV of FASL is lesser than the value of the goodwill as of December 31, 2022. Therefore, an impairment loss of $263,247 was made and the goodwill was revalued at $56,479.

As of December 31, 2022, the value of Company’s goodwill was $82,561.

NOTE 8 - OPERATING LEASES

As of December 31, 2022, the Company has three separate operating lease agreements for one office space in Hong Kong with a term of two years, one office space in Kuala Lumpur and another office space in Labuan both with a term of one year, respectively. Other than these three separate leases, the Company does not have other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of operating lease cost and supplemental cash flow information related to leases are as follows:

	For the years ended December 31,
	2022	2021
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations for measurement of lease liabilities)	$85,989	$154,562

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$91,919	$149,204
Weighted average remaining lease term – operating leases (in years)	0.21	1.21
Average discount rate – operating leases	4.0%	4.0%

The supplemental balance sheet information related to leases is as follows:

	As of December 31,
	2022	2021
Non-current assets
Right-of-use assets	$17,510	$101,221

Current liabilities
Operating lease liabilities	$18,725	$89,636
Non-current liabilities
Operating lease liabilities	$-	$18,760

Maturity of the Company’s lease liabilities is as follows:

Lease liabilities
Year Ended December 31,
2023	18,829
Total lease payments	18,829
Less: Imputed interest	(104)
Present value of lease liabilities	$18,725

For the years ended December 31, 2022, and 2021, the Company’s total lease expenses were $112,904 and $179,101, respectively.

NOTE 9 - DERIVATIVE LIABILITIES

	As of December 31,
	2022	2021
Fair value of warrants	$1	$9,935

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

On July 19, 2022, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”), to effect a reverse split of the Company’s Common Stock at a ratio of 10-for-1 (the “Reverse Stock Split”), effective as of July 28, 2022. The Reverse Stock Split effected a reduction in the number of shares of Common Stock issuable upon the exercise of the warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split. As a result of the Reverse Stock Split, the number of the outstanding warrants exercisable into the Company’s Common Stock was reduced from 53,556 (pre-split) shares to 5,356 (post-split) shares (see Note 11).

Warrant activity including the number of shares and the exercise price per share has been adjusted for all periods presented in this Annual Report to reflect the Reverse Stock Split effected on July 28, 2022, on a retroactive basis.

The derivative liabilities were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of December 31,
	2022	2021
Risk-free interest rate	$3.97%	$1.9%
Expected volatility	168%	174%
Expected life (in years)	0.4 years	1.4 years
Expected dividend yield	0.00%	0.00%
Fair value of warrants	$1	$9,935

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

For the year ended December 31, 2022, the Company recognized a gain of $9,934 associated with the revaluation of above derivative liability.

NOTE 10 - STOCKHOLDERS’ EQUITY

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

Reverse stock split in 2022

On July 19, 2022, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”), to effect a reverse split of the Company’s Common Stock at a ratio of 10-for-1 (the “Reverse Stock Split”), effective as of July 28, 2022. On that date, every 10 issued and outstanding shares of the Company’s Common Stock were automatically converted into one outstanding share of Common Stock.

The Reverse Stock Split affected all holders of Common Stock uniformly and did not affect any stockholder’s percentage of ownership interest. The par value of the Company’s Common Stock remained unchanged at $0.0001 per share and the number of authorized shares of Common Stock remained the same after the Reverse Stock Split.

As the par value per share of the Company’s Common Stock remained unchanged at $0.0001 per share, the change in the Common Stock recorded at par value has been reclassified to additional paid-in-capital on a retroactive basis. All references to shares of Common Stock and per share data for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

During 2022, the Company did not any issue any shares of its Common Stock.

Below set forth the information for the Company’s issuance of Common Stock during 2021:

Shares issued for acquisitions

On February 26, 2021, the Company issued 34,259 shares of its restricted Common Stock at $27 per share to two designees of the shareholder of First Bullion Holdings Inc. (“FBHI”), valued at approximately $925,000 for settling the balance consideration of acquisition of additional 8% shareholdings in FBHI.

On April 7, 2021, the Company subscribed for $7,206,000 worth of Class B shares of Innovest Energy Fund (the “Fund”) by issuance of 300,000 shares of the Company’s restricted Common Stock at $24.02 per share to the Fund at a subscription of $7,206,000.

On July 19, 2021, the Company redeemed 347,000 shares out of total 504,750 shares of preferred stock from 25 preferred stock shareholders of Greenpro Capital Village Sdn. Bhd. by issuance of 7,953 shares of the Company’s restricted Common Stock valued at $69,191 or $8.7 per share.

Shares issued from conversion of promissory notes

On April 16, 2021, the Company issued 70,474 shares of its restricted Common Stock to Streeterville Capital, LLC (“Streeterville”) at a conversion price of $10 per share for settlement of the principal balance of $670,000 and accrued interest of $34,738, respectively of the convertible note issued on October 13, 2020. The market price of the Company’s Common Stock was $23.3 per share, or at a total value of $1,642,040, on April 16, 2021.

On July 14, 2021, the Company issued 23,266 shares of its restricted Common Stock to Streeterville at a conversion price of $7.52175 per share for settlement of the partial principal of the convertible note issued on January 8, 2021, amounted $175,000. The market price of the Company’s Common Stock was $10.1 per share, or at a total value of $234,986, on July 14, 2021.

On July 26, 2021, the Company issued 28,150 shares of its restricted Common Stock to Streeterville at a conversion price of $6.21675 per share for settlement of the partial principal of the convertible note issued on January 8, 2021, amounted $175,000. The market price of the Company’s Common Stock was $9.3 per share, or at a total value of $261,793, on July 26, 2021.

On August 5, 2021, the Company issued 56,299 shares of its restricted Common Stock to Streeterville at a conversion price of $6.21675 per share for settlement of the partial principal of the convertible note issued on January 8, 2021, amounted $350,000. The market price of the Company’s Common Stock was $8.697 per share, or at a total value of $489,637, on August 5, 2021.

On August 12, 2021, the Company issued 64,342 shares of its restricted Common Stock to Streeterville at a conversion price of $6.21675 per share for settlement of the partial principal of the convertible note issued on February 11, 2021, amounted $400,000. The market price of the Company’s Common Stock was $8.101 per share, or at a total value of $521,237, on August 12, 2021.

On August 20, 2021, the Company issued 337,500 shares of its restricted Common Stock to Streeterville at a conversion price of $6.21675 per share for settlement of the partial principal of the convertible note issued on February 11, 2021, amounted $2,098,153. The market price of the Company’s Common Stock was $7.599 per share, or at a total value of $2,564,662, on August 20, 2021.

On August 24, 2021, the Company issued 337,000 shares of its restricted Common Stock to Streeterville at a conversion price of $6.21675 per share for settlement of the partial principal of the convertible note issued on February 11, 2021, amounted $2,095,045. The market price of the Company’s Common Stock was $9.164 per share, or at a total value of $3,088,268, on August 24, 2021.

On August 31, 2021, the Company issued 170,967 shares of its restricted Common Stock to Streeterville at a conversion price of $6.21675 per share for settlement of the balance of principal of $960,000 and accrued interest of $102,857 of the convertible note issued on January 8, 2021. The market price of the Company’s Common Stock was $9.573 per share, or at a total value of $1,636,664, on August 31, 2021.

On August 31, 2021, the Company issued 107,500 shares of its restricted Common Stock to Streeterville at a conversion price of $6.21675 per share for settlement of the partial principal of the convertible note issued on February 11, 2021, amounted $668,301. The market price of the Company’s Common Stock was $9.573 per share, or at a total value of $1,029,097, on August 31, 2021.

On October 6, 2021, the Company issued 22,730 shares of its restricted Common Stock to Streeterville at a conversion price of $4.3995 per share for settlement of the partial principal of the convertible note issued on February 11, 2021, amounted $100,000. The market price of the Company’s Common Stock was $6.761 per share, or at a total value of $153,676, on October 6, 2021.

On October 8, 2021, the Company issued 104,273 shares of its restricted Common Stock to Streeterville at a conversion price of $4.3995 per share for settlement of the balance of principal of $154,989 and accrued interest of $303,758, respectively of the convertible note issued on February 11, 2021. The market price of the Company’s Common Stock was $6.811 per share, or at a total value of $710,200, on October 8, 2021.

Shares issued for expenses

On April 7, 2021, the Company issued 6,000 shares of its restricted Common Stock to a designee of the Innovest Energy Fund (the “Fund”) as subscription fee of $144,120 ($24.02 per share) associated with the Fund.

On November 17, 2021, the Company issued 20,000 shares of its restricted Common Stock valued at $10.404 per share, or a total of $208,080 for marketing expense to an investor relations agent, Mr. Dennis Burns.

NOTE 11 – WARRANTS

In 2018, the Company issued warrants exercisable into 53,556 shares of Common Stock at an exercise price of $7.20 per share and will expire in June 2023. The warrants were fully vested when issued.

On July 19, 2022, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”), to effect a reverse split of the Company’s Common Stock at a ratio of 10-for-1 (the “Reverse Stock Split”), effective as of July 28, 2022. The Reverse Stock Split effected a reduction in the number of shares of Common Stock issuable upon the exercise of the warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split. As a result of the Reverse Stock Split, the number of the outstanding warrants exercisable into the Company’s Common Stock was reduced from 53,556 (pre-split) shares to 5,356 (post-split) shares (see Note 9) and the exercise price of the warrants was adjusted from $7.2 (pre-split) per share to $72 (post-split) per share.

Warrant activity including the number of shares and the exercise price per share has been adjusted for all periods presented in this Annual Report to reflect the Reverse Stock Split effected on July 28, 2022, on a retroactive basis.

A summary of warrants to purchase Common Stock issued during the years ended December 31, 2022, and 2021 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding as of January 1, 2021	5,356	$72.00
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Balance outstanding as of December 31, 2021	5,356	72.00
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Balance outstanding and exercisable as of December 31, 2022	5,356	$72.00

As of December 31, 2022, and 2021, there were 5,356 stock warrants outstanding with no intrinsic value.

NOTE 12 - INCOME TAXES

Provision for income taxes consisted of the following:

	For the years ended December 31,
	2022	2021

Current:
– Local	$-	$-
– Foreign:
Hong Kong	-	2,630
The PRC	2,356	2,310
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$2,356	$4,940

A summary of United States and foreign loss before income taxes was comprised of the following:

	For the years ended December 31,
	2022	2021
Tax jurisdictions from:
– United States	$(727,898)	$(8,055,793)
– Foreign, representing:
Hong Kong	73,114	(347,092)
The PRC	248,199	(61,084)
Malaysia	(101,077)	(176,350)
Labuan	(42,826)	-
Other (primarily nontaxable jurisdictions)	(5,709,344)	(5,717,973)

Loss before income taxes	$(6,259,832)	$(14,358,292)

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of the Company’s blended statutory income tax rate to the Company’s effective tax rate as a percentage of income from continuing operations before taxes:

	For the years ended December 31,
	2022	2021

Statutory tax rate	21.0%	21.0%
Impairment of goodwill, intangible assets, and investments	-%	-%
Change in income tax valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the years presented, the Company has several subsidiaries that operate in different countries and are subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

The significant components of deferred taxes of the Company are as follows (rounded to the nearest thousand):

	As of December 31,
	2022	2021
Deferred tax assets
Impairment of goodwill, intangible assets, and investments	$832,000	$832,000
Financing costs	974,000	974,000
Operating lease liability	4,000	23,000
Accounts receivable allowance	5,000	28,000
Net operating loss (NOL) carryforwards:
– United States of America	3,918,000	3,766,000
– Hong Kong	504,000	470,000
– The PRC	557,000	619,000
– Malaysia	217,000	197,000
– Labuan	1,000	-
Gross deferred tax assets	7,012,000	6,909,000
Less: valuation allowance	(7,006,000)	(5,804,000)
Total deferred tax assets	6,000	1,105,000

Deferred tax liabilities
Change in fair value of derivative liabilities	2,000	1,084,000
Operating lease right-of-use asset	4,000	21,000
Total deferred tax liabilities	6,000	1,105,000

Net deferred tax asset (liability)	$-	$-

The Company believes that it is more likely than not that the deferred tax assets will not be fully realized in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $5,197,000 as of December 31, 2022.

For the year ended December 31, 2022, the valuation allowance increased by $145,000, was primarily related to losses carryforward from various tax regimes.

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law.

For the years ended December 31, 2022, and 2021, the operations in the United States of America incurred a net operating loss (NOL) of $728,000 and $8,056,000, respectively.

As of December 31, 2022, the cumulative net operating losses (NOLs) were $18,659,000 which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 16.5% on their assessable income for the tax year.

For the year ended December 31, 2022, the subsidiaries in Hong Kong incurred the aggregate of a net operating income (NOI) of $73,000 and for the year ended December 31, 2021, the subsidiaries in Hong Kong incurred the aggregate of a net operating loss (NOL) of $347,000.

As of December 31, 2022, the cumulative net operating losses (NOLs) aggregated for those subsidiaries which have operations in Hong Kong were $3,055,000. The cumulative NOLs can be carried forward indefinitely to offset future taxable income.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

For the year ended December 31, 2022, the subsidiaries in the PRC recorded the aggregate of a net operating income (NOI) of $248,000 , while for the year ended December 31, 2021, the subsidiaries in the PRC recorded the aggregate of a net operating loss (NOL) of $61,000.

As of December 31, 2022, the subsidiaries operating in the PRC had incurred the aggregate amount of cumulative net operating losses (NOLs) of $2,229,000 which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2023, if unutilized.

Malaysia

The Company’s subsidiaries operating in Malaysia are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 17% on their assessable income for the tax year.

For the years ended December 31, 2022, and 2021, the subsidiaries in Malaysia incurred the aggregate of a net operating loss (NOL) of $101,000 and $176,000, respectively.

As of December 31, 2022, the operations in Malaysia had incurred the aggregate amount of cumulative net operating losses (NOLs) of $1,084,000 which can be carried forward indefinitely to offset taxable income in future.

Labuan

The Company’s subsidiary operating in Labuan are subject to the Labuan Corporate Tax Laws at a progressive income tax rate starting from 3% on their assessable income for the tax year.

For the year ended December 31, 2022, the subsidiary in Labuan incurred the aggregate of a net operating loss (NOL) of $43,000.

As of December 31, 2022, the operations in Labuan had incurred the aggregate amount of cumulative net operating losses (NOLs) of $43,000 which can be carried forward indefinitely to offset taxable income in future.

The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from all the Company’s net operating loss carryforwards as the Company believes it is more likely than not that these deferred tax assets will not be fully realized in the future.

NOTE 13 - RELATED PARTY TRANSACTIONS

Accounts receivable from related parties:	December 31, 2022	December 31, 2021

Accounts receivable, net
- Related party B (net of allowance of $1,750 and $41 as of December 31, 2022, and 2021, respectively)	$129,250	$41
- Related party K (net of allowance of $2 as of December 31, 2022)	42	-
Total	$129,292	$41

Prepaid to a related party:	December 31, 2022	December 31, 2021

Prepayment
- Related party B	$80,000	$-

Due from related parties:	December 31, 2022	December 31, 2021

Due from related parties
- Related party B	$4,708	$503,361
- Related party D	200,000	606,430
- Related party G	1,064	1,064
- Related party H	60,000	60,000
Total	$265,772	$1,170,855

The amounts due from related parties are interest-free, unsecured and have no fixed terms of repayment.

Due to related parties:	December 31, 2022	December 31, 2021

Due to related parties
- Related party A	$47,135	$29,512
- Related party B	2,275	1,513
- Related party G	-	780
- Related party I	-	2,257
- Related party J	390,333	701,781
- Related party K	8,508	21,440
Total	$448,251	$757,283

The amounts due to related parties are interest-free, unsecured and repayable on demand.

	For the years ended December 31,
Income from or expenses to related parties:	2022	2021

Service revenue from related parties
- Related party A	$147,269	$93,718
- Related party B	463,304	733,103
- Related party C	-	115
- Related party D	30,923	26,512
- Related party E	8,865	5,418
- Related party G	13,664	1,425
- Related party I	1,089	1,158
- Related party K	89	-
Total	$665,203	$861,449

General and administrative expenses to related parties
- Related party A	$9,287	$8,420
- Related party B	125,286	3,859
- Related party D	-	643
- Related party I	16,334	-
- Related party K	42,895	-
Total	$193,802	$12,922

Other income from related parties
- Related party B	$1,356	$-
- Related party D	4,494	-
Total	$5,850	$-

Other expenses-impairment of related parties

- Related party B	$4,208,029	$5,349,600
- Related party D	606,250	-
Total	$4,814,279	$5,349,600

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

Related party H represents a company in which we currently have an approximate 48% equity-method investment. On December 31, 2022, and 2021, amounts due from related party H are unsecured, bear no interest, and are payable upon demand. During 2018, the Company acquired approximately 49% of related party H for total consideration of $368,265. On December 31, 2018, the Company determined that its investments in related party H was impaired and recorded an impairment of other investments of $368,265.

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

The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the year ended December 31, 2022
	Real estate business	Service business	Corporate	Total

Revenues	$948,531	$2,725,466	$-	$3,673,997
Cost of revenues	(619,426)	(404,077)	-	(1,023,503)
Reversal of write-off notes receivable		-	200,000	200,000
Depreciation and amortization	(30,874)	(120,211)	(4,120)	(155,205)
Impairment of goodwill	-	-	(263,247)	(263,247)
Impairment of other receivable	-	-	(606,250)	(606,250)
Impairment of investments	-	-	(4,208,029)	(4,208,029)
Net income (loss)	221,712	(620,880)	(5,863,020)	(6,262,188)

Total assets	1,851,373	5,995,114	7,792,719	15,639,206
Capital expenditures for long-lived assets	$-	$3,016	$-	$3,016

	For the year ended December 31, 2021
	Real estate business	Service business	Corporate	Total

Revenues	$128,830	$2,820,950	$-	$2,949,780
Cost of revenues	(49,778)	(422,908)	-	(472,686)
Reversal of write-off notes receivable	-	-	5,000,000	5,000,000
Depreciation and amortization	(154,023)	(5,201)	(9,460)	(168,684)
Impairment of investment	-	-	(5,349,600)	(5,349,600)
Loss on extinguishment of notes	-	-	(3,521,263)	(3,521,263)
Net income (loss)	(34,692)	(6,345,701)	(7,982,839)	(14,363,232)

Total assets	2,373,236	9,491,903	10,845,542	22,710,681
Capital expenditures for long-lived assets	$-	$39,349	$-	$39,349

(b) By Geography*

	For the year ended December 31, 2022
	Hong Kong	Malaysia	China	Total

Revenues	$2,046,846	$397,705	$1,229,446	$3,673,997
Cost of revenues	(659,126)	(221,442)	(142,935)	(1,023,503)
Reversal of write-off notes receivable	200,000	-	-	200,000
Depreciation and amortization	(10,940)	(30,874)	(113,391)	(155,205)
Impairment of goodwill	(263,247)	-	-	(263,247)
Impairment of other receivable	(606,250)	-	-	(606,250)
Impairment of investments	(4,208,029)	-	-	(4,208,029)
Net income (loss)	(6,329,749)	(178,618)	246,179	(6,262,188)

Total assets	10,786,359	1,969,298	2,883,549	15,639,206
Capital expenditures for long-lived assets	$-	$1,226	$1,790	$3,016

	For the year ended December 31, 2021
	Hong Kong	Malaysia	China	Total

Revenues	$1,573,606	$601,336	$774,838	$2,949,780
Cost of revenues	(136,346)	(264,703)	(71,637)	(472,686)
Reversal of write-off notes receivable	5,000,000	-	-	5,000,000
Depreciation and amortization	(14,282)	(33,315)	(121,087)	(168,684)
Impairment of investment	(5,349,600)	-	-	(5,349,600)
Loss on extinguishment of notes	(3,521,263)	-	-	(3,521,263)
Net income (loss)	(14,499,520)	199,381	(63,093)	(14,363,232)

Total assets	18,389,057	1,295,424	3,026,200	22,710,681
Capital expenditures for long-lived assets	$30,652	$2,071	$6,626	$39,349

*	Revenues and costs are attributed to countries based on the location of customers.

