Form 10-Q
period 2023-03-31
Greenpro Capital Corp.
filed 2023-05-11
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-38308

Greenpro Capital Corp.

(Exact name of registrant issuer as specified in its charter)

Nevada	98-1146821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

B-23A-02, G-Vestor Tower,

Pavilion Embassy, 200 Jalan Ampang,

50450 W.P. Kuala Lumpur, Malaysia

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (603) 8408 - 1788

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

As of May 11, 2023, there were 7,875,813 shares, par value $0.0001, of the registrant’s Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(In U.S. dollars, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents (including $38,280 and $38,466 of restricted cash as of March 31, 2023 and December 31, 2022, respectively)	$3,030,128	$3,911,535
Accounts receivable, net of allowance of $52,633 and $25,677 as of March 31, 2023 and December 31, 2022, respectively (including $238,742 and $129,292 of net accounts receivable from related parties as of March 31, 2023 and December 31, 2022, respectively)	267,520	169,537
Prepaids and other current assets (including $120,000 and $80,000 of deposit paid to a related party as of March 31, 2023 and December 31, 2022, respectively)	731,956	773,040
Due from related parties	571,280	265,772
Deferred cost of revenue (including $11,640 to a related party as of March 31, 2023 and December 31, 2022, respectively)	189,435	168,605
Total current assets	4,790,319	5,288,489

Property and equipment, net	2,498,330	2,513,567
Real Estate investments:
Real estate held for sale	1,659,207	1,659,207
Real estate held for investment, net	640,012	650,223
Intangible assets, net	1,712	1,900
Goodwill	82,561	82,561
Other investments (including $5,529,606 and $5,406,106 of investments in related parties as of March 31, 2023 and December 31, 2022, respectively)	5,529,606	5,406,106
Operating lease right-of-use assets, net	182,191	17,510
Other non-current assets	13,081	19,643
TOTAL ASSETS	$15,397,019	$15,639,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$451,623	$758,909
Due to related parties	425,058	448,251
Income tax payable	512	858
Operating lease liabilities, current portion	91,447	18,725
Deferred revenue (including $741,800 and $849,400 from related parties as of March 31, 2023 and December 31, 2022, respectively)	1,726,644	1,834,244
Derivative liabilities	-	1
Total current liabilities	2,695,284	3,060,988

Operating lease liabilities, non-current portion	90,744	-
Total liabilities	2,786,028	3,060,988

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 7,875,813 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	7,876	7,876
Additional paid in capital	50,102,729	50,102,729
Accumulated other comprehensive loss	(214,054)	(224,891)
Accumulated deficit	(37,591,591)	(37,622,680)
Total Greenpro Capital Corp. stockholders’ equity	12,304,960	12,263,034
Noncontrolling interests in a consolidated subsidiary	306,031	315,184

Total stockholders’ equity	12,610,991	12,578,218

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,397,019	$15,639,206

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2023	2022

REVENUES:
Service revenue (including $341,172 and $59,085 of service revenue from related parties for the three months ended March 31, 2023 and 2022, respectively)	$615,604	$355,033
Sale of real estate properties	-	186,873
Rental revenue	22,131	33,940
Total revenues	637,735	575,846

COST OF REVENUES:
Cost of service revenue	(68,461)	(64,276)
Cost of real estate properties sold	-	(127,341)
Cost of rental revenue	(9,723)	(10,793)
Total cost of revenues	(78,184)	(202,410)

GROSS PROFIT	559,551	373,436

OPERATING EXPENSES:
General and administrative (including $14,805 and $18,511 of general and administrative expenses to related parties for the three months ended March 31, 2023 and 2022, respectively)	(891,564)	(904,139)
Total operating expenses	(891,564)	(904,139)

LOSS FROM OPERATIONS	(332,013)	(530,703)

OTHER INCOME (EXPENSE)
Other income (including $3,365 and $0 of other income from a related party for the three months ended March 31, 2023, and 2022, respectively)	20,646	50,721
Interest income	10,815	610
Fair value gains of derivative liabilities associated with warrants	1	5,902
Reversal of impairment (impairment) of other investment (including reversal of impairment of $123,000 and impairment of $536,400 of related party investment for the three months ended March 31, 2023, and 2022, respectively)	123,000	(536,400)
Reversal of write-off notes receivable	200,000	-
Total other income (expense)	354,462	(479,167)

INCOME (LOSS) BEFORE INCOME TAX	22,449	(1,009,870)
Income tax expense	(513)	-
NET INCOME (LOSS)	21,936	(1,009,870)
Net loss (income) attributable to noncontrolling interests	9,153	(23,812)

NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS OF GREENPRO CAPITAL CORP.	31,089	(1,033,682)
Other comprehensive income (loss):
- Foreign currency translation income (loss)	10,837	(13,559)
COMPREHENSIVE INCOME (LOSS)	$41,926	$(1,047,241)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED (1)	$0.00	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED (1)	7,875,813	7,867,169

(1)	Weighted average shares outstanding and per share amounts have been adjusted for the periods shown to reflect the 10-for-1 reverse stock split effected on July 28, 2022 on a retroactive basis as described in Note 1.

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In U.S. dollars, except share data)

(Unaudited)

Three months ended March 31, 2023
	Greenpro Capital Corp. Stockholders
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2022	7,875,813	$7,876	$50,102,729	$(224,891)	$(37,622,680)	$315,184	$12,578,218
Foreign currency translation	-	-	-	10,837	-	-	10,837
Net income (loss)	-	-	-	-	31,089	(9,153)	21,936
Balance as of March 31, 2023 (Unaudited)	7,875,813	$7,876	$50,102,729	$(214,054)	$(37,591,591)	$306,031	$12,610,991

Three months ended March 31, 2022
	Greenpro Capital Corp. Stockholders
	Common Stock (1)		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2021	7,867,169	$7,867	$50,102,738	$(26,863)	$(31,271,808)	$226,500	$19,038,434
Foreign currency translation	-	-	-	(13,559)	-	-	(13,559)
Net (loss) income	-	-	-	-	(1,033,682)	23,812	(1,009,870)
Balance as of March 31, 2022 (Unaudited)	7,867,169	$7,867	$50,102,738	$(40,422)	$(32,305,490)	$250,312	$18,015,005

(1)	Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 10-for-1 reverse stock split effected on July 28, 2022 on a retroactive basis as described in Note 1.

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$21,936	$(1,009,870)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	37,157	42,630
Amortization of right-of-use assets	21,246	20,544
Fair value gains of warrants	(1)	(5,902)
Reversal of impairment (impairment) of other investment-related party	(123,000)	536,400
Reversal of write-off notes receivable	(200,000)	-
Gain on sale of real estate held for sale	-	(59,532)
Loss on forfeiture of other investment	-	1,650
Changes in operating assets and liabilities:
Accounts receivable, net	(97,983)	(38,239)
Prepaids and other current assets	47,646	(51,277)
Deferred cost of revenue	(20,830)	(20,688)
Accounts payable and accrued liabilities	(307,286)	(382,457)
Operating lease liabilities	(22,461)	(22,059)
Income tax payable	(346)	(2,342)
Deferred revenue	(107,600)	216,211
Net cash used in operating activities	(751,522)	(774,931)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,495)
Purchase of other investment	(500)	(600)
Proceeds from real estate held for sale	-	184,561
Net cash (used in) provided by investing activities	(500)	181,466

Cash flows from financing activities:
Advances to related parties	(328,702)	(172,568)
Collection of notes receivable	200,000	-
Net cash used in financing activities	(128,702)	(172,568)

Effect of exchange rate changes in cash and cash equivalents	(683)	(11,654)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(881,407)	(777,687)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	3,911,535	5,338,571

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$3,030,128	$4,560,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$863	$2,347

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The Condensed Consolidated Balance Sheet information as of December 31, 2022 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023. These financial statements should be read in conjunction with that report.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2023, the Company recorded net cash used in operations of $751,522, and as of March 31, 2023, the Company incurred accumulated deficit of $37,591,591. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2022 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

More specifically our business was affected to a large extent by a shut-down of operations both for ourselves and our clients for much of the whole year of 2020. Total revenue for the three months ended March 31, 2023, was $637,735 compared to $575,846 for the same period in 2022. The increase in total revenue was mainly due to the increase in orders for our business services during the first period of 2023. When nation-wide shutdowns were mandated the first half of 2020, there was a corresponding decline in demand for our business services. When business gradually resumed beginning the first half of 2021, we saw a corresponding increase in orders of our business services.

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

At March 31, 2023 and December 31, 2022, cash included funds held by employees of $27,125 and $11,464, respectively, and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollar	$1,284,176	$2,234,242
Denominated in Hong Kong Dollar	1,233,461	1,201,076
Denominated in Chinese Renminbi	272,071	381,012
Denominated in Malaysian Ringgit	240,291	85,940
Denominated in Euro	-	9,200
Denominated in Singapore Dollar	5	65
Denominated in Great British Pound	124	-
Cash, cash equivalents, and restricted cash	$3,030,128	$3,911,535

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

On March 31, 2023, the Company had total twenty-eight (28) investments in equity securities without readily determinable fair values, all were related party investments with aggregate value of $5,529,606. In which, eleven (11) investments in equity securities without readily determinable fair values were also related party investments, all were fully impaired and with $nil value (see Note 3).

On December 31, 2022, the Company had total twenty-seven (27) investments in equity securities without readily determinable fair values, all were related party investments with aggregate value of $5,406,106. In which, eleven (11) investments in equity securities without readily determinable fair values were also related party investments, all were fully impaired and with $nil value (see Note 3).

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

Net income (loss) per share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of shares from stock warrants. For the three months ended March 31, 2023 and 2022, the only outstanding Common Stock equivalents were warrants for 5,356 potentially dilutive shares outstanding. These warrants have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore, basic and diluted net income (loss) per share were the same.

Foreign currency translation

The consolidated financial statements are presented in United States Dollar (“US$”), which is the functional and reporting currency of the Company. In addition, the Company’s operating subsidiaries maintain their books and records in their respective functional currency, which consists of the Malaysian Ringgit (“MYR”), Chinese Renminbi (“RMB”) and Hong Kong Dollar (“HK$”).

In general, for consolidation purposes, assets and liabilities of the Company’s subsidiaries whose functional currency is not the US$, are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2023	2022
Period-end MYR : US$1 exchange rate	4.42	4.20
Period-average MYR : US$1 exchange rate	4.39	4.20
Period-end RMB : US$1 exchange rate	6.87	6.34
Period-average RMB : US$1 exchange rate	6.85	6.34
Period-end HK$ : US$1 exchange rate	7.85	7.83
Period-average HK$ : US$1 exchange rate	7.85	7.81

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

As of March 31, 2023 and December 31, 2022, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of derivative liabilities of $0 and $1, respectively (see Note 5). The following table sets forth a summary of the changes in the estimated fair value of our derivative during the three-month period ended March 31, 2023:

Derivative liability
Fair value as of December 31, 2022 (Audited)	$1
Fair value gain of derivative liability associated with warrants	(1)
Fair value as of March 31, 2023 (Unaudited)	$-

Concentrations of risks

For the three months ended March 31, 2023, two customers accounted for 59% (50% and 9%, respectively) of revenues, as compared to the three months ended March 31, 2022, one customer accounted for 32% of the Company’s revenues.

Three customers accounted for 83% (36%, 36% and 11%, respectively) and three customers accounted for 84% (57%, 20% and 7%, respectively) of net accounts receivable as of March 31, 2023 and December 31, 2022, respectively.

For the three months ended March 31, 2023, one vendor accounted for 21% of the Company’s cost of revenues, while for the three months ended March 31, 2022, no vendor accounted for 10% or more of the Company’s cost of revenues.

Three vendors accounted for 67% (30%, 20% and 17%, respectively) and 59% (29%, 19% and 11%, respectively) of accounts payable as of March 31, 2023 and December 31, 2022, respectively.

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

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. This standard became effective for the Company beginning on January 1, 2023. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company adopted this guidance effective January 1, 2023, and the adoption of this standard did not have a material impact on its consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023, as the Company is qualified as a smaller reporting company. The Company is currently evaluating the impact ASUs 2016-13 and 2019-05 may have on its consolidated financial statements.

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) in accounting for the sale of real estate properties. The Company records the sale based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset to the buyer. During the three months ended March 31, 2023, no real estate property was sold, as compared to the three months ended March 31, 2022, the Company recorded revenue from the sale of one unit of real estate property.

Revenue from the rental of real estate properties

Rental revenue represents the lease income from the Company’s tenants. The tenants pay monthly in accordance with lease agreements and the Company recognizes the income ratably over the lease term as this is the most representative of the pattern in which the benefit is expected to be derived from the underlying asset.

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

Cost of rental revenue primarily includes costs associated with repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants.

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory - Non-listing services	$235,628	$355,033
Corporate advisory - Listing services	379,976	-
Rental of real estate properties	22,131	33,940
Sale of real estate properties	-	186,873
Total revenue	$637,735	$575,846

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$453,545	$426,128
Malaysia	75,260	111,585
China	108,930	38,133
Total revenue	$637,735	$575,846

Deferred Revenue

Deferred revenue primarily consists of deferred service revenue. For the service contracts where the Company’s performance obligation is not completed, deferred revenue is recorded for any payments received in advance by the Company before the completion of its performance obligation. Changes in deferred revenue were as follows:

Three Months Ended March 31, 2023
(Unaudited)
Deferred revenue, January 1, 2023	$1,834,244
New contract liabilities	272,376
Performance obligations satisfied	(379,976)
Deferred revenue, March 31, 2023	$1,726,644

Deferred Cost of Revenue

Deferred cost of revenue mainly consists of the direct costs associated with the services provided. For the service contracts where the Company’s performance obligation is not completed, deferred cost of revenue is recorded when the costs incurred.

Deferred revenue and deferred cost of revenue at March 31, 2023 and December 31, 2022 are classified as current assets or current liabilities and totaled:

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Deferred revenue	$1,726,644	$1,834,244
Deferred cost of revenue	$189,435	$168,605

NOTE 3 - OTHER INVESTMENTS

	As of	As of
	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Investments in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$11,981	$11,981
(2) Other related parties	5,517,625	5,394,125
Total	$5,529,606	$5,406,106

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

For the three months ended March 31, 2023, the Company recognized a reversal of impairment of $123,000 for one of the investments in equity securities without readily determinable fair values, as compared to the three months ended March 31, 2022, the Company recognized an impairment of $536,400 for the same investment.

During the year ended December 31, 2022, the Company recognized impairment of $4,208,029 for six of its total investments in equity securities without readily determinable fair values.

In addition, the Company recorded its equity securities without readily determinable fair values at cost. For these cost method investments, we recorded as other investments in our condensed consolidated balance sheets. We reviewed all our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally adopt the valuation methods allowed under ASC820 Fair Value Measurement to evaluate the fair values of our cost method investments approximated or exceeded their carrying values as of March 31, 2023. Our cost method investments had a carrying value of $5,529,606 as of March 31, 2023.

(a) Celmonze Wellness Corporation:

On February 8, 2023, our wholly owned subsidiary, Greenpro Venture Capital Limited (“GVCL”) entered into a subscription agreement with Celmonze Wellness Corporation, a Nevada corporation, which provides beauty and wellness solutions to clients (“Celmonze”). Pursuant to the agreement, GVCL acquired 5,000,000 shares of common stock of Celmonze at a price of $500 or $0.0001 per share. The investment was recognized at a historical cost of $500 under other investments.

The Company had cost method investments without readily determinable fair values with a carrying value of $5,529,606 and $5,406,106 as of March 31, 2023, and December 31, 2022, respectively.

On March 31, 2023 and December, 31 2022, the carrying values of equity securities without readily determinable fair values are as follows:

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Original cost	$15,547,514	$15,547,014
Unrealized gains (losses)	-	-
Accumulated impairment or decline in value	(10,008,858)	(10,131,858)
Forfeiture, disposal or write-off	(9,050)	(9,050)
Equity securities without readily determinable fair values, net	$5,529,606	$5,406,106

Accumulated impairment of other investments

For the three months ended March 31, 2023, the Company recognized a reversal of impairment of other investment of $123,000. As of March 31, 2023 and December 31, 2022, the accumulated impairment loss of other investments was $10,008,858 and $10,131,858, respectively.

NOTE 4 - OPERATING LEASES

The Company has two separate operating lease agreements for one office space in Hong Kong with a term of two years and one office space in Labuan both with a term of one year, respectively. Other than these two separate leases, the Company does not have other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to leases for the periods are as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(Unaudited)	(Unaudited)
Lease Cost
Operating lease costs included in the measurement of lease liabilities for the three months ended March 31, 2023 and 2022, respectively	$21,977	$21,553

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2023 and 2022, respectively	$23,187	$23,039
Weighted average remaining lease term - operating leases (in years)	1.96	0.96
Average discount rate - operating leases	4.0%	4.0%

The supplemental balance sheet information related to leases for the periods is as follows:

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Operating lease assets and liabilities
Long-term ROU assets	$182,191	$17,510

Short-term lease liabilities	$91,447	$18,725
Long-term lease liabilities	90,744	-
Total lease liabilities	$182,191	$18,725

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Leases Liabilities
(Unaudited)
2023 (remaining 9 months)	$72,803
2024	97,070
2025	19,831
Total lease payments	189,704
Less: Imputed interest/present value discount	(7,513)
Present value of lease liabilities	$182,191

Lease expenses were $29,409 and $27,904 during the three months ended March 31, 2023 and 2022, respectively.

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

At March 31, 2023, the Company has outstanding warrants exercisable into 5,356 shares of the Company’s Common Stock. The strike price of warrants is denominated in US dollars. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as the derivative liabilities upon issuance. The derivative liabilities are re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2022, the balance of the derivative liabilities related to warrants was $1. During the three months ended March 31, 2023, the Company recorded a decrease in fair value of derivatives of $1. As of March 31, 2023, the value of the derivative liabilities related to warrants was $nil.

The derivative liabilities related to warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Risk-free interest rate	$3.67%	$3.97%
Expected volatility	164%	168%
Contractual life (in years)	0.2 years	0.4 years
Expected dividend yield	0.00%	0.00%
Fair value of warrants	$-	$1

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

For the three months ended March 31, 2023, the Company recognized a fair value gain of $1 associated with the revaluation of above derivative liabilities.

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

A summary of warrant activity during the three months ended March 31, 2023 is presented below:

			Remaining
	Number		Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Warrants outstanding at December 31, 2022	5,356	$72.00
Granted	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding at March 31, 2023 (Unaudited)	5,356	$72.00	0.2
Warrants exercisable at March 31, 2023 (Unaudited)	5,356	$72.00	0.2

At March 31, 2023, the intrinsic value of outstanding warrants was zero.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts receivable from a related party:	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Accounts receivable, net - related party
- Related party B (net of allowance of $46,700 and $1,750 as of March 31, 2023 and December 31, 2022, respectively)	238,700	129,250
- Related party K (net of allowance of $2 as of March 31, 2023 and December 31, 2022)	42	42
Total	$238,742	$129,292

Prepaid to a related party:	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Prepayment
- Related party B	$120,000	$80,000

Due from related parties:	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Due from related parties
- Related party B	$6,444	$4,708
- Related party D	503,294	200,000
- Related party G	1,354	1,064
- Related party H	60,000	60,000
- Related party I	188	-
Total	$571,280	$265,772

The amounts due from related parties are interest-free, unsecured and have no fixed terms of repayment.

Due to related parties:	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Due to related parties
- Related party A	$41,700	$47,135
- Related party B	39,242	2,275
- Related party E	1,339	-
- Related party J	334,865	390,333
- Related party K	7,912	8,508
Total	$425,058	$448,251

The amounts due to related parties are interest-free, unsecured and repayable on demand.

	For the three months ended March 31,
Related party revenue and expense transactions:	2023	2022
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$287	$5,846
- Related party B	337,341	48,992
- Related party E	3,499	3,794
- Related party G	-	167
- Related party I	-	286
- Related party K	45	-
Total	$341,172	$59,085

General and administrative expenses to related parties
- Related party A	$-	$1,375
- Related party B	-	2,096
- Related party I	4,099	4,288
- Related party K	10,706	10,752
Total	$14,805	$18,511

Other income from a related party:
- Related party D	$3,365	$-

Reversal of impairment (impairment) of other investment:
- Related party B	$123,000	$(536,400)

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

Related party H represents a company in which we currently have an approximate 48% equity-method investment. On March 31, 2023 and December 31, 2022, amounts due from related party H are unsecured, bear no interest, and are payable upon demand. During 2018, the Company acquired 49% of related party H for total consideration of $368,265. On December 31, 2018, the Company determined that its investment in related party H was impaired and recorded an impairment of other investments of $368,265.

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

NOTE 8 - SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments that are based on the following business units: service business and real estate business. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing, and distribution processes. The Company operates two reportable business segments:

●	Service business - provision of corporate advisory and business solution services

●	Real estate business - leasing or trading of commercial real estate properties in Hong Kong and Malaysia

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the three months ended March 31, 2023 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$22,131	$615,604	$-	$637,735
Cost of revenues	(9,723)	(68,461)	-	(78,184)
Reversal of write-off notes receivable	-	-	200,000	200,000
Reversal of impairment of other investment	-	-	123,000	123,000
Depreciation and amortization	(7,718)	(29,311)	(128)	(37,157)
Net (loss) income	(22,882)	(204,335)	249,153	21,936

Total assets	1,718,997	6,018,656	7,659,366	15,397,019
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the three months ended March 31, 2022 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$220,813	$355,033	$-	$575,846
Cost of revenues	(138,134)	(64,276)	-	(202,410)
Depreciation and amortization	(8,232)	(32,048)	(2,350)	(42,630)
Impairment of other investment	-	-	(536,400)	(536,400)
Net income (loss)	59,531	(894,310)	(175,091)	(1,009,870)

Total assets	2,166,174	8,462,488	10,806,303	21,434,965
Capital expenditures for long-lived assets	$-	$2,495	$-	$2,495

(b) By Geography*

	For the three months ended March 31, 2023 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$453,545	$75,260	$108,930	$637,735
Cost of revenues	(19,590)	(32,553)	(26,041)	(78,184)
Reversal of write-off notes receivable	200,000	-	-	200,000
Reversal of impairment of other investment	123,000	-	-	123,000
Depreciation and amortization	(1,830)	(7,718)	(27,609)	(37,157)
Net income (loss)	117,636	(97,529)	1,829	21,936

Total assets	10,793,779	1,918,403	2,684,837	15,397,019
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the three months ended March 31, 2022 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$426,128	$111,585	$38,133	$575,846
Cost of revenues	(136,492)	(56,126)	(9,792)	(202,410)
Depreciation and amortization	(4,059)	(8,232)	(30,339)	(42,630)
Impairment of other investment	(536,400)	-	-	(536,400)
Net loss	(815,203)	(52,518)	(142,149)	(1,009,870)

Total assets	17,329,728	1,174,789	2,930,448	21,434,965
Capital expenditures for long-lived assets	$-	$1,284	$1,211	$2,495

*	Revenues and costs are attributed to countries based on the location where the entities operate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 31, 2023 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

In addition to our business solution services, we also operate a venture capital business through our wholly owned subsidiary, Greenpro Venture Capital Limited (“GVCL”). GVCL, an Anguilla corporation, is primarily focuses on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods, which will include education and support services, and (2) searching for investment opportunities in selected start-up and high growth companies, which may generate significant returns to the Company. Our venture capital business is mainly focused on the companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand and Singapore. Another one of our venture capital business segments is focused on trading and rental activities of our commercial properties.

Results of Operations

For information regarding our controls and procedures, see Part I, Item 4 - Controls and Procedures, of this Quarterly Report.

During the three months ended March 31, 2023 and 2022, we operated in three regions: Hong Kong, China and Malaysia. We derived revenue from the provision of services and the trading or rental activities of our commercial properties.

Comparison of the three months ended March 31, 2023 and 2022

Total revenue

Total revenue was $637,735 and $575,846 for the three months ended March 31, 2023 and 2022, respectively. The increase of $61,889 was primarily due to an increase in the revenue of business services. We expect revenue from both business service and real estate segments to steadily improve when the impact of the COVID-19 pandemic abates.

Service business revenue

Revenue from the provision of business services was $615,604 and $355,033 for the three months ended March 31, 2023 and 2022, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We experienced a slight increase in service revenue as some listing service obligations were completed during the three months ended March 31, 2023.

Real estate business

Sale of real estate properties

There was no revenue generated from the sale of real estate properties for the three months ended March 31, 2023. Revenue from the sale of real estate property was $186,873 for the three months ended March 31, 2022, which was derived from the sale of one unit of real estate property located in Hong Kong.

Rental revenue

Revenue from rentals was $22,131 and $33,940 for the three months ended March 31, 2023 and 2022, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable.

Total operating costs and expenses

Total operating costs and expenses were $969,748 and $1,106,549 for the three months ended March 31, 2023 and 2022, respectively. They consist of cost-of-service revenue, cost of real estate properties sold, cost of rental revenue, and general and administrative expenses.

Loss from operations for the three months ended March 31, 2023 and 2022 was $332,013 and $530,703, respectively. A decrease in loss from operations was mainly due to an increase of service revenue of $260,571.

Cost of service revenue

Cost of revenue on provision of services was $68,461 and $64,276 for the three months ended March 31, 2023 and 2022, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

An increase of cost-of-service revenue was mainly due to an increase of other professional fees directly attributable to the services for the three months ended March 31, 2023.

Cost of real estate properties sold

During the three months ended March 31, 2023, no real estate property was sold, and hence no cost was incurred. Cost of real estate property sold was $127,341 for the three months ended March 31, 2022. It primarily consisted of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue

Cost of rental revenue was $9,723 and $10,793 for the three months ended March 31, 2023 and 2022, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants.

General and administrative expenses

General and administrative (“G&A”) expenses were $891,564 and $904,139 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, G&A expenses consisted primarily of employees’ salaries and allowances of $364,949, directors’ salaries and compensation of $163,017, advertising and promotion expenses of $53,215, consulting fee of $26,406, legal service fee of $41,487, other professional fees of $23,213, and rent and rates of $29,409, respectively. We expect our G&A expenses will continue to increase as we integrate our business acquisitions, explore and expand businesses into new jurisdictions.

Other income or expenses

Net other income was $354,462 for the three months ended March 31, 2023, while net other expense was $479,167 for the three months ended March 31, 2022. For the three months ended March 31, 2023, other income mainly consisted of reversal of write-off notes receivable of $200,000, reversal of impairment of other investment of $123,000 and interest income of $10,815. For the three months ended March 31, 2022, net other expense included impairment of other investment of $536,400 and offset by other gains and income of $57,233.

Net income (loss)

Net income was $21,936 for the three months ended March 31, 2023, while net loss was $1,009,870 for the three months ended March 31, 2022. For the three months ended March 31, 2023, a decrease in loss and a net income generated were mainly due to an increase of service revenue, reversal of write-off notes receivable and reversal of impairment of other investment, respectively.

Net income or loss attributable to non-controlling interests

The Company records net income or loss attributable to non-controlling interests in the consolidated statements of operations for the non-controlling interests of a consolidated subsidiary.

At March 31, 2023, the noncontrolling interests are related to the Company’s 60% ownership of Forward Win International Limited (“FWIL”), which is principally engaged in trading and leasing properties in Hong Kong.

For the three months ended March 31, 2023 and 2022, we recorded net loss attributable to noncontrolling interests of $9,153 and net income attributable to noncontrolling interests of $23,812, respectively.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the three months ended March 31, 2023 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2023.

Contractual Obligations

As of March 31, 2023, one of our subsidiaries leases one office in Hong Kong under a non-cancellable operating lease with a term of two years commencing from March 15, 2023 to March 14, 2025. Another subsidiary of the Company leases an office in Labuan under a non-cancellable operating lease with a term of one year commencing from June 15, 2022 to June 14, 2023. As of March 31, 2023, the future minimum rental payments under these leases in the aggregate are approximately $191,225 and are due as follows: 2023: $73,932; 2024: $97,070 and 2025: $20,223.

Related Party Transactions

Net accounts receivable due from related parties was $238,742 and $129,292 as of March 31, 2023 and December 31, 2022, respectively. Prepayment to a related party was $120,000 and $80,000 as of March 31, 2023 and December 31, 2022, respectively.

Amounts due from related parties was $571,280 and $265,772 as of March 31, 2023 and December 31, 2022, respectively. Amounts due to related parties was $425,058 and $448,251 as of March 31, 2023 and December 31, 2022, respectively.

Deferred cost of revenue to a related party was $11,640 as of March 31, 2023 and December 31, 2022, while deferred revenue from related parties was $741,800 and $849,400 as of March 31, 2023 and December 31, 2022, respectively.

For the three months ended March 31, 2023 and 2022, related party service revenue totaled $341,172 and $59,085, respectively.

G&A expenses to related parties were $14,805 and $18,511 for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023 and 2022, other income from a related party was $3,365 and $0, respectively. The Company recorded a reversal of impairment of other investment of $123,000 and an impairment of other investment of $536,400 in a related party for the three months ended March 31, 2023, and 2022, respectively.

Our related parties primarily represent those companies where we own a certain percentage of their shares, and it is determined that we have significant influence on those companies based on our common business relationships. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional details regarding the related party transactions.

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

Liquidity and Capital Resources

Our cash balance on March 31, 2023, was $3,030,128, as compared to $3,911,535 on December 31, 2022, it was decreased by $881,407. We estimate the Company has sufficient cash available to meet its anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2023, the Company recorded net cash used in operations of $751,522, and as of March 31, 2023, the Company incurred accumulated deficit of $37,591,591. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2022 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $751,522 and $774,931 for the three months ended March 31, 2023 and 2022, respectively. The net cash used in operating activities in 2023 primarily consisted of an increase in net accounts receivable of $97,983, a decrease in accounts payable and accrued liabilities of $307,286 and a decrease in deferred revenue of 107,600, reversal of impairment of other investment of $123,000 and reversal of write-off notes receivable of $200,000. For the three months ended March 31, 2023, non-cash adjustments totaled $264,598, which was mostly composed of non-cash income from reversal of impairment of other investment of $123,000 and reversal of write-off notes receivable of $200,000, respectively.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2023 was $500 as compared to net cash provided by investing activities was $181,466 for the three months ended March 31, 2022.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2023 and 2022 was $128,702 and $172,568, respectively.

Cash used in financing activities was mainly due to advances to related parties of $328,702 and offset by collection of notes receivable of $200,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 1, 2022, MFAI commenced an arbitration through Judicial Arbitration and Mediation Services, Inc. (JAMS), in which it reasserted the allegations of the Complaint, and on May 2, 2022, the Company submitted a Statement of Defense, again denying all material allegations. On November 18, 2022, after conducting preliminary discovery, the Parties jointly requested a stay of the arbitration in an effort to resolve the dispute through mediation. The parties have been unable to resolve the matter, however, and have since resumed discovery. The Arbitrator also has scheduled a status conference for September 18, 2023, at which a final hearing date will be set.

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

Greenpro Capital Corp.

Date: May 11, 2023	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

