Form 10-Q
period 2023-06-30
Greenpro Capital Corp.
filed 2023-08-11
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 11, 2023, there were 7,575,813 shares, par value $0.0001 of the registrant’s Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(In U.S. dollars, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents (including $38,346 and $38,466 of restricted cash as of June 30, 2023 and December 31, 2022, respectively)	$2,766,462	$3,911,535
Accounts receivable, net of allowance of $10,320 and $25,677 as of June 30, 2023 and December 31, 2022, respectively (including $225,669 and $129,292 of net accounts receivable from related parties as of June 30, 2023 and December 31, 2022, respectively)	354,578	169,537
Prepaids and other current assets (including $120,000 and $80,000 of deposit paid to a related party as of June 30, 2023 and December 31, 2022, respectively)	745,400	773,040
Due from related parties	706,716	265,772
Deferred cost of revenue (including $23,280 and $11,640 to a related party as of June 30, 2023 and December 31, 2022, respectively)	199,033	168,605
Total current assets	4,772,189	5,288,489

Property and equipment, net	2,343,617	2,513,567
Real estate investments:
Real estate held for sale	1,659,207	1,659,207
Real estate held for investment, net	599,615	650,223
Intangible assets, net	1,535	1,900
Goodwill	82,561	82,561
Other investments (including $5,082,606 and $5,406,106 of investments in related parties as of June 30, 2023 and December 31, 2022, respectively)	5,082,606	5,406,106
Operating lease right-of-use assets, net	159,943	17,510
Finance lease right-of-use asset, net	27,938	-
Other non-current assets	6,576	19,643
TOTAL ASSETS	$14,735,787	$15,639,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$493,134	$758,909
Due to related parties	433,312	448,251
Income tax payable	2,999	858
Operating lease liabilities, current portion	92,523	18,725
Finance lease liabilities, current portion	3,255	-
Deferred revenue (including $623,600 and $849,400 from related parties as of June 30, 2023 and December 31, 2022, respectively)	1,703,141	1,834,244
Derivative liabilities	-	1
Total current liabilities	2,728,364	3,060,988

Operating lease liabilities, non-current portion	67,420	-
Finance lease liabilities, non-current portion	15,122	-
Total liabilities	2,810,906	3,060,988

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 7,575,813 and 7,875,813 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	7,576	7,876
Additional paid in capital	42,897,029	50,102,729
Accumulated other comprehensive loss	(356,680)	(224,891)
Accumulated deficit	(30,924,273)	(37,622,680)
Total Greenpro Capital Corp. stockholders’ equity	11,623,652	12,263,034
Noncontrolling interests in a consolidated subsidiary	301,229	315,184

Total stockholders’ equity	11,924,881	12,578,218

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,735,787	$15,639,206

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended June 30		Six months ended June 30,
	2023	2022	2023	2022

REVENUES:
Service revenue (including $242,977 and $448,086 of service revenue from related parties for the three months ended June 30, 2023 and 2022, respectively, and $584,149 and $507,171 of service revenue from related parties for the six months ended June 30, 2023 and 2022, respectively)	$580,390	$777,552	$1,195,994	$1,132,585
Sale of real estate properties	-	-	-	186,873
Rental revenue	20,495	30,390	42,626	64,330
Total revenue	600,885	807,942	1,238,620	1,383,788

COST OF REVENUES:
Cost of service revenue	(85,722)	(72,068)	(154,183)	(136,344)
Cost of real estate properties sold	-	-	-	(127,341)
Cost of rental revenue	(8,963)	(11,907)	(18,686)	(22,700)
Total cost of revenues	(94,685)	(83,975)	(172,869)	(286,385)

GROSS PROFIT	506,200	723,967	1,065,751	1,097,403

OPERATING EXPENSES:
General and administrative (including $61,915 and $17,717 of general and administrative expense to related parties for the three months ended June 30, 2023 and 2022, respectively, and $76,720 and $36,228 of general and administrative expense to related parties for the six months ended June 30, 2023 and 2022, respectively)	(817,259)	(1,028,635)	(1,708,823)	(1,932,774)

LOSS FROM OPERATIONS	(311,059)	(304,668)	(643,072)	(835,371)

OTHER INCOME (EXPENSES)
Other income (including $3,368 and $0 of other income from a related party for the three months ended June 30, 2023 and 2022, respectively, and $6,733 and $0 of other income from a related party for the six months ended June 30, 2023 and 2022, respectively)	6,608	24,975	27,254	75,696
Interest income	11,191	2,966	22,006	3,576
Fair value gains of derivative liabilities associated with warrants	-	3,503	1	9,405
Reversal of impairment (impairment) of other investment (including reversal of impairment of $6,759,000 and impairment of $677,400 of related party investment for the three months ended June 30, 2023 and 2022, respectively, and reversal of impairment of $6,882,000 and impairment of $1,213,800 of related party investment for the six months ended June 30, 2023 and 2022, respectively)	6,759,000	(677,400)	6,882,000	(1,213,800)
Reversal of write-off notes receivable	200,000	-	400,000	-
Interest expense	(111)	-	(111)	-
Total other income (expenses)	6,976,688	(645,956)	7,331,150	(1,125,123)

INCOME (LOSS) BEFORE INCOME TAX	6,665,629	(950,624)	6,688,078	(1,960,494)
Income tax expense	(3,113)	(1,536)	(3,626)	(1,536)
NET INCOME (LOSS)	6,662,516	(952,160)	6,684,452	(1,962,030)
Net loss (income) attributable to noncontrolling interest	4,802	6,380	13,955	(17,432)

NET INCOME (LOSS) ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	6,667,318	(945,780)	6,698,407	(1,979,462)
Other comprehensive loss:
- Foreign currency translation loss	(142,626)	(138,310)	(131,789)	(151,869)
COMPREHENSIVE INCOME (LOSS)	$6,524,692	$(1,084,090)	$6,566,618	$(2,131,331)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED (1)	$0.86	$(0.12)	$0.85	$(0.25)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED (1)	7,730,758	7,867,169	7,839,649	7,867,169

(1)	Weighted average shares outstanding and per share amounts have been adjusted for the periods shown to reflect the 10-for-1 reverse stock split effected on July 28, 2022 on a retroactive basis as described in Note 1.

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In U.S. dollars, except share data)

(Unaudited)

	Three months ended June 30, 2023 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of March 31, 2023 (Unaudited)	7,875,813	$7,876	$50,102,729	$(214,054)	$(37,591,591)	$306,031	$12,610,991
Cancellation of shares resulting from termination of investment	(300,000)	(300)	(7,205,700)	-	-	-	(7,206,000)
Foreign currency translation	-	-	-	(142,626)	-	-	(142,626)
Net income (loss)	-	-	-	-	6,667,318	(4,802)	6,662,516
Balance as of June 30, 2023 (Unaudited)	7,575,813	$7,576	$42,897,029	$(356,680)	$(30,924,273)	$301,229	$11,924,881

Six months ended June 30, 2023 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2022	7,875,813	$7,876	$50,102,729	$(224,891)	$(37,622,680)	$315,184	$12,578,218
Cancellation of shares resulting from termination of investment	(300,000)	(300)	(7,205,700)	-	-	-	(7,206,000)
Foreign currency translation	-	-	-	(131,789)	-	-	(131,789)
Net income (loss)	-	-	-	-	6,698,407	(13,955)	6,684,452
Balance as of June 30, 2023 (Unaudited)	7,575,813	$7,576	$42,897,029	$(356,680)	$(30,924,273)	$301,229	$11,924,881

Three months ended June 30, 2022 (Unaudited)
	Common Stock (1)		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of March 31, 2022 (Unaudited)	7,867,169	$7,867	$50,102,738	$(40,422)	$(32,305,490)	$250,312	$18,015,005
Foreign currency translation	-	-	-	(138,310)	-	-	(138,310)
Net loss	-	-	-	-	(945,780)	(6,380)	(952,160)
Balance as of June 30, 2022 (Unaudited)	7,867,169	$7,867	$50,102,738	$(178,732)	$(33,251,270)	$243,932	$16,924,535

Six months ended June 30, 2022 (Unaudited)
	Common Stock (1)		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2021	7,867,169	$7,867	$50,102,738	$(26,863)	$(31,271,808)	$226,500	$19,038,434
Foreign currency translation	-	-	-	(151,869)	-	-	(151,869)
Net (loss) income	-	-	-	-	(1,979,462)	17,432	(1,962,030)
Balance as of June 30, 2022 (Unaudited)	7,867,169	$7,867	$50,102,738	$(178,732)	$(33,251,270)	$243,932	$16,924,535

(1)	Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 10-for-1 reverse stock split effected on July 28, 2022 on a retroactive basis as described in Note 1.

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In U.S. dollars)

(Unaudited)

	Six months ended June 30,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$6,684,452	$(1,962,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,095	82,243
Amortization of operating lease right-of-use assets	43,797	41,219
Amortization of finance lease right-of-use asset	493	-
Reversal of write-off notes receivable	(400,000)	-
(Reversal of impairment) impairment of other investment-related party	(6,882,000)	1,213,800
Loss on forfeiture of other investment	-	1,650
Gain on sale of real estate held of sale	-	(59,532)
Fair value gains of derivative liabilities associated with warrants	(1)	(9,405)
Changes in operating assets and liabilities:
Accounts receivable, net	(185,041)	(3,233)
Prepaids and other current assets	40,707	(434,859)
Deferred costs of revenue	(30,428)	(61,845)
Accounts payable and accrued liabilities	(265,775)	(447,066)
Operating lease liabilities	(45,012)	(44,225)
Income tax payable	2,141	(852)
Deferred revenue	(131,103)	319,412
Net cash used in operating activities	(1,094,675)	(1,364,723)

Cash flows from investing activities:
Purchase of property and equipment	(5,002)	(2,371)
Purchase of other investments	(500)	(1,250)
Initial payment of finance lease right-of-use asset	(9,774)	-
Proceeds from real estate held for sale	-	184,211
Net cash (used in) provided by investing activities	(15,276)	180,590

Cash flows from financing activities:
Principal payment of finance lease liabilities	(272)	-
Advances to related parties	(455,883)	(93,768)
Collection of notes receivable	400,000	-
Net cash used in financing activities	(56,155)	(93,768)

Effect of exchange rate changes in cash and cash equivalents	21,033	33,337
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,145,073)	(1,244,564)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	3,911,535	5,338,571

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,766,462	$4,094,007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$1,304	$2,222
Cash paid for interest	$111	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Balance payment of finance lease right-of-use asset by finance lease liabilities	$18,638	$-

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The Condensed Consolidated Balance Sheet information as of December 31, 2022 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023. These financial statements should be read in conjunction with that report.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2023, the Company recorded net cash used in operations of $1,094,675, and as of June 30, 2023, the Company incurred accumulated deficit of $30,924,273. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2022 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon profitable future operations, positive cash flows and additional financing. Despite the amount of funds that we have raised in the past, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

COVID-19 pandemic

While the COVID-19 pandemic has significantly subsided, it continues to pose risks to our business, results of operations and financial condition, and the future nature and extent of COVID-19 is highly uncertain and unpredictable.

While the COVID-19 pandemic is considered to be largely over, new strains of the virus continue to periodically emerge, and certain countries have implemented restrictions on their citizens which impacts business activities. We continue to experience adverse impacts on our businesses as our clients or prospective clients are less willing to try our newly promoted services or pay for advanced services other than basic services which we can offer to them, due to significant capital constraints as a result of the COVID-19 pandemic and the macro-economic environment.

Additionally, the COVID-19 pandemic caused significant volatility and uncertainty in U.S. and international markets which may result in a prolonged economic downturn. A disruption of financial markets may reduce our ability to access capital and increase the cost of doing so. There are no assurances that the credit markets or the capital markets will be available to us in the future or that financing will be available.

We cannot reasonably estimate the length or severity of the COVID-19 pandemic or the related response, or the extent to which the disruption may continue to impact our business, financial position, results of operations and cash flows. Ultimately, the COVID-19 pandemic could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

At June 30, 2023 and December 31, 2022, cash included funds held by employees of $1,178 and $11,464, respectively, and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

	As of June 30, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollar	$963,655	$2,234,242
Denominated in Hong Kong Dollar	1,382,727	1,201,076
Denominated in Chinese Renminbi	311,192	381,012
Denominated in Malaysian Ringgit	108,756	85,940
Denominated in Euro	-	9,200
Denominated in Singapore Dollar	5	65
Denominated in Great British Pound	127	-
Cash, cash equivalents, and restricted cash	$2,766,462	$3,911,535

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

On May 18, 2023, the Company decided to terminate its investment in the Fund due to significant impairments suffered since subscription and to cancel the shares issued to the Fund due to the Fund’s failure to provide consideration for the shares. As a result, 300,000 shares of the Company’s restricted Common Stock were cancelled, the value of Common Stock of $300 and the value of additional paid-in capital of $7,205,700, in aggregate of $7,206,000, were reversed accordingly. The Company recorded a reversal of impairment of other investment of $6,882,000 during the six-month period ended June 30, 2023.

On June 30, 2023, the Company had total twenty-seven (27) investments in equity securities without readily determinable fair values, all were related party investments with aggregate value of $5,082,606. In which, eleven (11) investments in equity securities without readily determinable fair values were also related party investments, all were fully impaired and with $nil value (see Note 3).

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

Leases

The Company determines if a contract is or contains a lease at inception of the contract or modification of the contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

Finance and operating lease right-of-use (“ROU”) assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The expected lease term includes options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term.

The Company’s lease arrangements have lease and non-lease components. Leases with an expected term of 12 months or less are not accounted for on the balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

See Note 4 for more information regarding leases.

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

Net income (loss) per share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of shares from stock warrants. For the six months ended June 30, 2023 and 2022, the only outstanding Common Stock equivalents were warrants for 5,356 potentially dilutive shares outstanding. These warrants have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore, basic and diluted net income (loss) per share were the same.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2023	2022
Period-end MYR : US$1 exchange rate	4.67	4.41
Period-average MYR : US$1 exchange rate	4.49	4.29
Period-end RMB : US$1 exchange rate	7.25	6.70
Period-average RMB : US$1 exchange rate	6.97	6.50
Period-end HK$ : US$1 exchange rate	7.84	7.85
Period-average HK$ : US$1 exchange rate	7.84	7.83

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

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, prepaids and other current assets, accounts payable and accrued liabilities, income tax payable, deferred cost of revenue, deferred revenue, and due from or due to related parties, approximate their fair values because of the short-term nature of these financial instruments.

As of June 30, 2023 and December 31, 2022, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of derivative liabilities of $0 and $1, respectively (see Note 5). The following table sets forth a summary of the changes in the estimated fair value of our derivative during the six-month period ended June 30, 2023:

Derivative liability
Fair value as of December 31, 2022 (Audited)	$1
Fair value gain of derivative liability associated with warrants	(1)
Fair value as of June 30, 2023 (Unaudited)	$-

Concentrations of risks

For the three months ended June 30, 2023 and 2022, two customers accounted for 42% (31% and 11%) and 45% (31% and 14%) of revenues, respectively. For the six months ended June 30, 2023 and 2022, two customers accounted for 41% (26% and 15%) and 32% (18% and 14%) of revenues, respectively.

Three customers accounted for 72% (27%, 27% and 18%) and two customers accounted for 77% (57% and 20%) of net accounts receivable as of June 30, 2023 and December 31, 2022, respectively.

For the three and six months ended June 30, 2023 and 2022, no vendor accounted for 10% or more of the Company’s cost of revenues.

Two vendors accounted for 59% (45% and 14%) and three vendors accounted for 59% (29%, 19% and 11%) of accounts payable as of June 30, 2023 and December 31, 2022, respectively.

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

In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023, as the Company is qualified as a smaller reporting company. The Company has accordingly adopted ASUs 2016-13 and 2019-05 in the preparation of its unaudited condensed consolidated financial statements. The adoption of the accounting standards has no material impact on the unaudited condensed consolidated financial statements for the six months ended and as at June 30, 2023.

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) in accounting for the sale of real estate properties. The Company records the sale based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset to the buyer. During the three months ended June 30, 2023, and 2022, no real estate property was sold. For the six months ended June 30, 2023, no real estate property was sold, as compared to the six months ended June 30, 2022, the Company recorded revenue from the sale of one unit of real estate property.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non-listing services	$395,221	$421,811
Corporate advisory – Listing services	185,169	355,741
Rental of real estate properties	20,495	30,390
Total revenue	$600,885	$807,942

	Three Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$442,206	$311,570
Malaysia	78,969	156,849
China	79,710	339,523
Total revenue	$600,885	$807,942

	Six Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory – Non-listing services	$630,849	$776,844
Corporate advisory – Listing services	565,145	355,741
Rental of real estate properties	42,626	64,330
Sale of real estate properties	-	186,873
Total revenue	$1,238,620	$1,383,788

	Six Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$895,751	$737,698
Malaysia	154,229	268,434
China	188,640	377,656
Total revenue	$1,238,620	$1,383,788

Our contract balances include deferred costs of revenue and deferred revenue.

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

Deferred Revenue

Deferred revenue primarily consists of deferred service revenue. For the service contracts where the Company’s performance obligation is not completed, deferred revenue is recorded for any payments received in advance by the Company before the completion of its performance obligation. Changes in deferred revenue were as follows:

Six Months Ended June 30, 2023
(Unaudited)
Deferred revenue, January 1, 2023	$1,834,244
New contract liabilities	434,042
Performance obligations satisfied	(565,145)
Deferred revenue, June 30, 2023	$1,703,141

Deferred cost of revenue and deferred revenue at June 30, 2023 and December 31, 2022 are classified as current assets or current liabilities and totaled:

	As of June 30, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Deferred cost of revenue	$199,033	$168,605
Deferred revenue	$1,703,141	$1,834,244

NOTE 3 - OTHER INVESTMENTS

	As of	As of
	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Investments in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$11,981	$11,981
(2) Other related parties	5,070,625	5,394,125
Total	$5,082,606	$5,406,106

Investments in equity securities without readily determinable fair values of affiliates (related parties):

Equity securities without readily determinable fair values are investments without readily determinable market values. The Company adopted the guidance of ASC 321, Investments - Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of same issuer (the “Measurement Alternative”). The fair value of equity securities without readily determinable fair values that have been remeasured due to impairment are classified within Level 3. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired.

For the three and six months ended June 30, 2023, the Company recognized the reversal of impairment of $6,759,000 and $6,882,000, respectively for one of the investments in equity securities without readily determinable fair values.

For the three and six months ended June 30, 2022, the Company recognized an impairment loss of $677,400 and $1,213,800, respectively for one of the equity securities without readily determinable fair values.

During the year ended December 31, 2022, the Company recognized impairment of $4,208,029 for six of its total investments in equity securities without readily determinable fair values.

In addition, the Company recorded its equity securities without readily determinable fair values at cost. For these cost method investments, we recorded as other investments in our condensed consolidated balance sheets. We reviewed all our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally adopt the valuation methods allowed under ASC820 Fair Value Measurement to evaluate the fair values of our cost method investments approximated or exceeded their carrying values as of June 30, 2023. Our cost method investments had a carrying value of $5,082,606 as of June 30, 2023.

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

(b) Innovest Energy Fund:

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

On May 18, 2023, the Company decided to terminate its investment in the Fund due to significant impairments suffered since subscription and to cancel the shares issued to the Fund due to the Fund’s failure to provide consideration for the shares. As a result, 300,000 shares of the Company’s restricted Common Stock were cancelled, the value of Common Stock of $300 and the value of additional paid-in capital of $7,205,700, in aggregate of $7,206,000, were reversed accordingly. The Company recorded a reversal of impairment of other investment of $6,882,000 during the six-month period ended June 30, 2023.

The Company had cost method investments without readily determinable fair values with a carrying value of $5,082,606 and $5,406,106 as of June 30, 2023, and December 31, 2022, respectively.

On June 30, 2023 and December 31, 2022, the carrying values of equity securities without readily determinable fair values are as follows:

	As of June 30, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Original cost	$8,341,514	$15,547,014
Unrealized gains (losses)	-	-
Accumulated impairment or decline in value	(3,249,858)	(10,131,858)
Forfeiture, disposal, or write-off	(9,050)	(9,050)
Equity securities without readily determinable fair values, net	$5,082,606	$5,406,106

Accumulated impairment of other investments

For the three and six months ended June 30, 2023, the Company recognized a reversal of impairment of $6,759,000 and $6,882,000 respectively, for one of the investments in equity securities without readily determinable fair values. As of June 30, 2023 and December 31, 2022, the accumulated impairment loss of other investments was $3,249,858 and $10,131,858, respectively.

NOTE 4 - LEASES

Currently, the Company has an operating lease agreement for one office space in Hong Kong with a term of two years and has a finance lease for a motor vehicle in Malaysia with a term of 5 years, respectively. Other than these leases, the Company does not have other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Finance and operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the periods are as follows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(Unaudited)	(Unaudited)
Lease Costs
Operating lease costs:
Operating lease cost	$46,277	$43,011
Short-term lease cost (1)	11,051	12,335
Finance lease costs:
Interest on lease liabilities	111	-
Amortization of right-of-use asset	493	-
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$47,487	$45,978
Operating cash flows for finance leases	$111	$-
Financing cash flows for finance leases	$272	$-
Non-cash activity:
Balance payment of ROU asset by finance lease liabilities	$18,638	$-
Weighted average remaining lease term (in years):
Operating leases	1.71	0.71
Finance leases	4.92	-
Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	6.9%	-

(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

The supplemental balance sheet information related to leases for the periods is as follows:

	As of June 30, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Assets
Long-term operating lease ROU assets, net (1)	$159,943	$17,510
Long-term finance lease ROU asset, net (2)	27,938	-
Total ROU assets	$187,881	$17,510

Liabilities
Current portion of operating lease liabilities	$92,523	$18,725
Current portion of finance lease liabilities	3,255	-
Total current lease liabilities	95,778	18,725

Long-term operating lease liabilities	67,420	-
Long-term finance lease liabilities	15,122	-
Total long-term lease liabilities	82,542	-
Total lease liabilities	$178,320	$18,725

(1)	Operating lease ROU assets are recorded net of accumulated amortization of $190,633 and $147,261 as of June 30, 2023, and December 31, 2022, respectively.

(2)	Finance lease ROU asset is recorded net of accumulated amortization of $493 and $0 as of June 30, 2023, and December 31, 2022, respectively.

Maturities of the Company’s lease liabilities are as follows:

	Operating leases	Finance leases
	(Unaudited)	(Unaudited)
Year ending December 31,
2023 (remaining 6 months)	$48,618	$2,207
2024	97,236	4,414
2025	19,865	4,414
2026	-	4,414
2027	-	4,414
2028	-	1,837
Total future minimum lease payments	165,719	21,700
Less: Imputed interest/present value discount	(5,776)	(3,323)
Present value of lease liabilities	$159,943	$18,377

Lease obligations
Current lease obligations	$92,523	$3,255
Long-term lease obligations	67,420	15,122
Total lease obligations	$159,943	$18,377

Lease expenses were $27,919 and $57,328 during the three and six months ended June 30, 2023, respectively, and $27,442 and $55,346 during the three and six months ended June 30, 2022, respectively.

NOTE 5 - DERIVATIVE LIABILITIES

On June 12, 2018, warrants exercisable into 53,556 shares of the Company’s Common Stock were issued as placement agent fees related to the Company’s sale of Common Stock. The exercise price of warrants issued by the Company is denominated in United States Dollar, a currency other than the Company’s functional currencies, the HK$, RMB, and MYR. As a result, the warrants are not considered indexed to the Company’s own stock, and the Company characterized the fair value of the warrants as a derivative liability upon issuance.

The contractual life of the warrants is based on the expiration date of the warrants, that is the five-year anniversary of the effective date of the public offering on June 13, 2018, and hence the expected expiration of the warrants is June 12, 2023 (the “Expiration”). The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

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

At June 30, 2023, the Company did not have any outstanding warrants exercisable into the Company’s Common Stock as all call warrants were not exercised on June 12, 2023 (the “Expiration”). At the Expiration, the Company’s Common Stock traded at or below the exercise price (120% of the public offering price), that is $72 (post-split) per share or $7.2 (pre-split) per share.

During the six months ended June 30, 2023, the Company recorded a decrease in fair value of derivatives of $1.

The balance of the derivative liabilities related to warrants was $0 and $1 at June 30, 2023 and December 31, 2022, respectively.

The derivative liabilities related to warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions:

	As of June 12, 2023 (expiration)	As of December 31, 2022
	(Unaudited)	(Audited)
Risk-free interest rate	$3.87%	$3.97%
Expected volatility	162%	168%
Contractual life (in years)	0.0 years	0.4 years
Expected dividend yield	0.00%	0.00%
Fair value of warrants	$-	$1

The risk-free interest rate is based on the yield available on U.S. Treasury securities. The Company estimates volatility based on the historical volatility of its Common Stock. The contractual life of the warrants is based on the expiration date of the warrants, that is the five-year anniversary of the effective date of the public offering on June 13, 2018. The expected expiration of the warrants is June 12, 2023 (the “Expiration”). The expected dividend yield is based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

On June 12, 2023 (the “Expiration), no warrants were exercised as the trading price of the Company’s Common Stock was at or below the exercise price of $72 (post-split) per share or $7.2 (pre-split) per share. At the Expiration, the closing price of the Company’s Common Stock was $1.78 per share.

NOTE 6 - WARRANTS

In 2018, the Company granted to the placement agent and issued warrants exercisable into 53,556 shares of Common Stock at an exercise price of $7.20 per share and will expire in 2023. The warrants were fully vested when issued. The contractual life of the warrants is based on the expiration date of the warrants, that is the five-year anniversary of the effective date of the public offering on June 13, 2018, and hence the expected expiration of the warrants is June 12, 2023 (the “Expiration”).

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

A summary of warrant activity during the six months ended June 30, 2023 is presented below:

Remaining
	Number		Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Warrants outstanding at December 31, 2022	5,356	$72.00
Granted	-	-
Exercised	-	-
Expired	5,356	72.00
Warrants outstanding at June 30, 2023 (Unaudited)	-	$-	-
Warrants exercisable at June 30, 2023 (Unaudited)	-	$-	-

On June 12, 2023 (the “Expiration), no warrants were exercised as the trading price of the Company’s Common Stock was at or below the exercise price of $72 (post-split) per share or $7.2 (pre-split) per share. At the Expiration, the closing price of the Company’s Common Stock was $1.78 per share.

At June 30, 2023, the value of the warrants was $nil, and no warrants were outstanding and exercisable.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts receivable from related parties:	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Accounts receivable, net - related parties
- Related party B (net of allowance of $22 and $1,750 as of June 30 , 2023 and December 31, 2022, respectively)	192,419	129,250
- Related party E (net of allowance of $1,750 and $0 as of June 30 , 2023 and December 31, 2022, respectively)	33,250	-
- Related party K (net of allowance of $0 and $2 as of June 30, 2023 and December 31, 2022, respectively)	-	42
Total	$225,669	$129,292

Prepaid to a related party:	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Prepayment
- Related party B	$120,000	$80,000

Due from related parties:	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Due from related parties
- Related party B	$4,701	$4,708
- Related party D	629,528	200,000
- Related party G	2,753	1,064
- Related party H	60,000	60,000
- Related party I	178	-
- Related party K	9,556	-
Total	$706,716	$265,772

The amounts due from related parties are interest-free, unsecured and repayable on demand.

Due to related parties:	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Due to related parties
- Related party A	$42,026	$47,135
- Related party B	50,591	2,275
- Related party E	685	-
- Related party J	335,437	390,333
- Related party K	4,573	8,508
Total	$433,312	$448,251

The amounts due to related parties are interest-free, unsecured, and repayable on demand.

	For the six months ended June 30,
Related party revenue and expense transactions:	2023	2022
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$857	$15,375
- Related party B	557,557	456,809
- Related party D	14,018	17,545
- Related party E	4,155	4,296
- Related party G	7,485	12,541
- Related party I	-	560
- Related party K	77	45
Total	$584,149	$507,171

General and administrative expenses to related parties
- Related party A	$-	$3,196
- Related party B	47,274	3,182
- Related party I	8,024	8,394
- Related party K	21,422	21,456
Total	$76,720	$36,228

Other income from a related party:
- Related party D	$6,733	$-

Reversal of impairment (impairment) of other investment:
- Related party B	$6,882,000	$(1,213,800)

Related party A is under common control of Mr. Loke Che Chan Gilbert, the Company’s CFO, and a major shareholder.

Related party B represents those companies where the Company owns a certain percentage ranging from 1% to 18% of their company shares.

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

Related party H represents a company in which we currently have an approximate 48% equity-method investment. On June 30, 2023, and December 31, 2022, amounts due from related party H are unsecured, bear no interest, and are payable upon demand. During 2018, the Company acquired 49% of related party H for total consideration of $368,265. On December 31, 2018, the Company determined that its investment in related party H was impaired and recorded an impairment of other investments of $368,265.

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

Related party K represents shareholders and directors of the Company. Due from related party K represents the amounts paid by the Company to third parties on behalf of our shareholders or directors. On the other hand, due to related party K represents the amounts paid by the shareholders or directors to third parties on behalf of the Company. The amounts due from or due to related party K are non-interest bearing, and are due on demand.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the six months ended June 30, 2023 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$42,626	$1,195,994	$-	$1,238,620
Cost of revenues	(18,686)	(154,183)	-	(172,869)
Reversal of impairment of other investment	-	-	6,882,000	6,882,000
Reversal of write-off notes receivable	-	-	400,000	400,000
Depreciation and amortization expenses	(15,604)	(57,729)	(255)	(73,588)
Net (loss) income	(34,888)	(367,178)	7,086,518	6,684,452

Total assets	1,709,721	5,710,938	7,315,128	14,735,787
Capital expenditures for long-lived assets	$-	$33,414	$-	$33,414

	For the six months ended June 30, 2022 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$251,203	$1,132,585	$-	$1,383,788
Cost of revenues	(150,041)	(136,344)	-	(286,385)
Depreciation and amortization expenses	(15,919)	(62,459)	(3,865)	(82,243)
Impairment	-	-	(1,213,800)	(1,213,800)
Net income (loss)	43,583	(1,554,363)	(451,250)	(1,962,030)

Total assets	2,150,178	7,542,246	10,681,381	20,373,805
Capital expenditures for long-lived assets	$-	$2,371	$-	$2,371

(b) By Geography*

	For the six months ended June 30, 2023 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$895,751	$154,229	$188,640	$1,238,620
Cost of revenues	(46,719)	(90,713)	(35,437)	(172,869)
Reversal of impairment of other investment	6,882,000	-	-	6,882,000
Reversal of write-off notes receivable	400,000	-	-	400,000
Depreciation and amortization expenses	(3,744)	(15,688)	(54,156)	(73,588)
Net income (loss)	6,823,002	(152,173)	13,623	6,684,452

Total assets	10,306,015	1,805,691	2,624,081	14,735,787
Capital expenditures for long-lived assets	$1,516	$30,382	$1,516	$33,414

	For the six months ended June 30, 2022 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$737,698	$268,434	$377,656	$1,383,788
Cost of revenues	(157,009)	(104,786)	(24,590)	(286,385)
Depreciation and amortization expenses	(7,276)	(15,919)	(59,048)	(82,243)
Impairment	(1,213,800)	-	-	(1,213,800)
Net (loss) income	(2,074,652)	87,816	24,806	(1,962,030)

Total assets	15,322,562	2,082,098	2,969,145	20,373,805
Capital expenditures for long-lived assets	$-	$1,225	$1,146	$2,371

*	Revenues and costs are attributed to countries based on the location where the entities operate.

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

In addition to our business solution services, we also operate a venture capital business through our wholly-owned subsidiary, Greenpro Venture Capital Limited (“GVCL”). GVCL, an Anguilla corporation, is primarily focuses on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods, which will include education and support services, and (2) searching for investment opportunities in selected start-up and high growth companies, which may generate significant returns to the Company. Our venture capital business is mainly focused on the companies located in Asia and Southeast Asia including Hong Kong, Malaysia, China, Thailand, and Singapore. Another one of our venture capital business segments is focused on trading or rental activities of our commercial properties.

Results of Operations

During the three and six months ended June 30, 2023, and 2022, we operated in three regions: Hong Kong, China and Malaysia. We derived revenue from the provision of services and the trading or rental activities of our commercial properties.

Comparison of the three months ended June 30, 2023 and 2022

Total revenue

Total revenue was $600,885 and $807,942 for the three months ended June 30, 2023, and 2022, respectively. The decreased amount of $207,057 was primarily due to a decrease in the revenue from business services. We expect revenue from both business service and real estate segments to steadily improve when the impact of the COVID-19 pandemic abates.

Service business revenue

Revenue from the provision of business services was $580,390 and $777,552 for the three months ended June 30, 2023, and 2022, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We experienced a decrease in service revenue as fewer listing service obligations were completed during the three months ended June 30, 2023.

Real estate business

Sale of real estate properties

There was no revenue generated from the sale of real estate properties for the three months ended June 30, 2023, and 2022, respectively.

Rental revenue

Revenue from rentals was $20,495 and $30,390 for the three months ended June 30, 2023, and 2022, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable.

Total operating costs and expenses

Total operating costs and expenses were $911,944 and $1,112,610 for the three months ended June 30, 2023, and 2022, respectively. They consist of cost-of-service revenue, cost of rental revenue, and general and administrative expenses.

Loss from operations for the three months ended June 30, 2023, and 2022 was $311,059 and $304,668, respectively. A slight increase in loss from operations was mainly due to a decrease of revenue of $207,057 and an increase of cost of revenue of $10,710, offset by a decrease of general and administrative expenses of $211,376.

Cost of service revenue

Cost of revenue from the provision of services was $85,722 and $72,068 for the three months ended June 30, 2023, and 2022, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

An increase of cost-of-service revenue was mainly due to an increase of other professional fees directly attributable to the services for the three months ended June 30, 2023.

Cost of real estate properties sold

There was no cost incurred for the sale of real estate properties for the three months ended June 30, 2023, and 2022, respectively.

Cost of rental revenue

Cost of rental revenue was $8,963 and $11,907 for the three months ended June 30, 2023, and 2022, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants.

General and administrative expenses

General and administrative (“G&A”) expenses were $817,259 and $1,028,635 for the three months ended June 30, 2023, and 2022, respectively. For the three months ended June 30, 2023, G&A expenses consisted primarily of employees’ salaries and allowances of $324,926, directors’ salaries and compensation of $163,145, advertising and promotion expenses of $51,085, consulting fees of $46,805, legal service fees of $70,880, other professional fees of $39,819 and rent and rates of $27,919, respectively. We expect our G&A expenses will continue to increase as we integrate our business acquisitions, explore, and expand businesses into new jurisdictions.

Other income or expenses

Net other income was $6,976,688 for the three months ended June 30, 2023, while net other expense was $645,956 for the three months ended June 30, 2022. For the three months ended June 30, 2023, other income mainly consisted of reversal of impairment of other investment of $6,759,000, reversal of write-off notes receivable of $200,000 and interest income of $11,191. For the three months ended June 30, 2022, net other expense included impairment of other investment of $677,400, offset by interest income and other gains of $31,444.

Net income (loss)

Net income was $6,662,516 for the three months ended June 30, 2023, while net loss was $952,160 for the three months ended June 30, 2022. For the three months ended June 30, 2023, net income was generated mainly by a reversal of impairment of other investment, a reversal of write-off notes receivable and a decrease of G&A expenses, respectively.

Net income or loss attributable to non-controlling interest

The Company records net income or loss attributable to non-controlling interests in the consolidated statements of operations for the non-controlling interests of a consolidated subsidiary.

For the three months ended June 30, 2023, and 2022, we recorded net loss attributable to noncontrolling interests of $4,802 and $6,380, respectively.

Comparison of the six months ended June 30, 2023, and 2022

Total revenue

Total revenue was $1,238,620 and $1,383,788 for the six months ended June 30, 2023, and 2022, respectively. A decrease of revenue was mainly due to the sale of one unit of real estate property for $186,873 during the six months ended June 30, 2022, but no real estate property was sold during the same period in 2023. We expect revenue from both business service and real estate segments to steadily improve when the impact of the COVID-19 pandemic abates.

Service business revenue

Revenue from the provision of business services was $1,195,994 and $1,132,585 for the six months ended June 30, 2023, and 2022, respectively. It was derived principally from business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We experienced a slight increase in service revenue as some listing service obligations were completed during the six months ended June 30, 2023.

Real estate business

Sale of real estate properties

There was no revenue generated from the sale of real estate properties for the six months ended June 30, 2023. Revenue from the sale of real estate property was $186,873 for the six months ended June 30, 2022, which was derived from the sale of one unit of real estate property located in Hong Kong.

Rental revenue

Revenue from rentals was $42,626 and $64,330 for the six months ended June 30, 2023, and 2022, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable.

Total operating costs and expenses

Total operating costs and expenses were $1,881,692 and $2,219,159 for the six months ended June 30, 2023, and 2022, respectively. They consist of cost-of-service revenue, cost of real estate properties sold, cost of rental revenue and G&A expenses. The Company incurred $1,708,823 and $1,932,774 of G&A expenses for the six months ended June 30, 2023, and 2022, respectively.

Loss from operations for the six months ended June 30, 2023, and 2022 was $643,072 and $835,371, respectively. A decrease in loss from operations was mainly due to a decrease of G&A expenses of $223,951.

Cost of service revenue

Cost of revenue from the provision of services were $154,183 and $136,344 for the six months ended June 30, 2023, and 2022, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

An increase of cost-of-service revenue was mainly due to an increase of other professional fees directly attributable to the services for the six months ended June 30, 2023.

Cost of real estate properties sold

During the six months ended June 30, 2023, no real estate property was sold, and hence no cost incurred accordingly. Cost of real estate property sold was $127,341 for the six months ended June 30, 2022. It primarily consisted of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue

Cost of rental revenue was $18,686 and $22,700 for the six months ended June 30, 2023, and 2022, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants. A slight decrease of cost of rental revenue was mainly due to a decrease in repairs and maintenance fees and cleaning fee incurred for the six months ended June 30, 2023, as compared to the same fees incurred for the six months ended June 30, 2022.

General and administrative expenses

G&A expenses were $1,708,823 and $1,932,774 for the six months ended June 30, 2023, and 2022, respectively. For the six months ended June 30, 2023, G&A expenses consisted primarily of employees’ salaries and allowances of $689,875, directors’ salaries and compensation of $326,162, advertising and promotion expenses of $104,300, consulting fees of $73,211, legal service fees of $112,367, other professional fees of $63,032, and rent and rates of $57,328, respectively. We expect our G&A expenses will continue to increase as we integrate our business acquisitions, explore, and expand businesses into new jurisdictions.

Other income or expenses

Net other income was $7,331,150 for the six months ended June 30, 2023, while net other expense was $1,125,123 for the six months ended June 30, 2022. For the six months ended June 30, 2023, other income mainly consisted of reversal of impairment of other investment of $6,882,000, reversal of write-off notes receivable of $400,000 and interest income of $22,006. For the six months ended June 30, 2022, net other expense included impairment of other investment of $1,213,800, offset by interest income and other gains of $88,677.

Net income (loss)

Net income was $6,684,452 for the six months ended June 30, 2023, while net loss was $1,962,030 for the six months ended June 30, 2022. For the six months ended June 30, 2023, net income was generated mainly by a reversal of impairment of other investment, a reversal of write-off notes receivable, and a decrease of G&A expenses, respectively.

Net income or loss attributable to non-controlling interests

The Company records net income or loss attributable to non-controlling interests in the consolidated statements of operations for the non-controlling interests of a consolidated subsidiary.

At June 30, 2023, the noncontrolling interests are related to Forward Win International Limited (“FWIL”), a company with principal activity of trading and leasing properties in Hong Kong. Currently, the Company holds 60% equity interest in FWIL.

For the six months ended June 30, 2023, and 2022, we recorded net loss attributable to noncontrolling interests of $13,955 and net income attributable to noncontrolling interests of $17,432, respectively.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the six months ended June 30, 2023 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2023.

Contractual Obligations

Currently, one of our subsidiaries leases one office space in Hong Kong under a non-cancellable operating lease with a term of two years commencing from March 15, 2023, to March 14, 2025. As of June 30, 2023, the future minimum rental payments under this lease in the aggregate are approximately $166,112 and are due as follows: 2023: $48,618; 2024: $97,236 and 2025: $20,258.

In June 2023, one of our subsidiaries in Malaysia purchased a motor vehicle and the majority amount of the purchase, $18,638 was funded by Maybank Islamic under a finance lease agreement with a term of 5 years commencing from June 3, 2023, to June 2, 2028. As of June 30, 2023, the future minimum lease payments under this lease in the aggregate are approximately $21,700 and are due as follows: 2023: $2,207; 2024: $4,414; 2025: $4,414, and 2026 and thereafter: $10,665.

Related Party Transactions

Net accounts receivable due from related parties was $225,669 and $129,292 as of June 30, 2023, and December 31, 2022, respectively. Prepayment to a related party was $120,000 and $80,000 as of June 30, 2023, and December 31, 2022, respectively.

Amounts due from related parties was $706,716 and $265,772 as of June 30, 2023, and December 31, 2022, respectively, while amounts due to related parties was $433,312 and $448,251 as of June 30, 2023, and December 31, 2022, respectively.

Deferred cost of revenue to a related party was $23,280 and $11,640 as of June 30, 2023, and December 31, 2022, respectively, while deferred revenue from related parties was $623,600 and $849,400 as of June 30, 2023, and December 31, 2022, respectively.

For the six months ended June 30, 2023, and 2022, related party service revenue totaled $584,149 and $507,171, respectively.

G&A expenses to related parties were $76,720 and $36,228 for the six months ended June 30, 2023, and 2022, respectively.

For the six months ended June 30, 2023, and 2022, other income from a related party was $6,733 and $0, respectively. The Company recorded a reversal of impairment of related party investment of $6,882,000 and an impairment of related party investment of $1,213,800 for the six months ended June 30, 2023, and 2022, respectively.

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

Liquidity and Capital Resources

On June 30, 2023, our cash balance was $2,766,462, as compared to $3,911,535 on December 31, 2022, a decrease of $1,145,073. We estimate we still have sufficient cash available to meet our anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2023, the Company recorded net cash used in operations of $1,094,675, and as of June 30, 2023, the Company incurred accumulated deficit of $30,924,273. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2022 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $1,094,675 and $1,364,723 for the six months ended June 30, 2023, and 2022, respectively. The net cash used in operating activities in 2023 primarily consisted of an increase in net accounts receivable of $185,041, a decrease in accounts payable and accrued liabilities of $265,775 and a decrease in deferred revenue of $131,103, a reversal of impairment of other investment of $6,882,000 and a reversal of write-off notes receivable of $400,000, offset by net income of $6,684,452. For the six months ended June 30, 2023, non-cash adjustments totaled $7,164,616, which was mostly composed of non-cash income from reversal of impairment of other investment of $6,882,000 and reversal of write-off notes receivable of $400,000, respectively.

Investing activities

For the six months ended June 30, 2023, net cash used in investing activities was $15,276 as compared to the six months ended June 30, 2022, net cash provided by investing activities was $180,590.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2023, and 2022 was $56,155 and $93,768, respectively.

Cash used in financing activities was mainly due to advances to related parties of $455,883, offset by $400,000 from collection of notes receivable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 1, 2022, MFAI filed a Request for Arbitration with JAMS dispute resolution services, in response to which the Company filed a Statement of Answer, denying the material allegations of the Complaint, which the Company deems to be without merit. The matter is currently in the discovery phase, and the Company intends to continue vigorously defending this matter. No final hearing date has yet been scheduled in the Arbitration.

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

Greenpro Capital Corp.

Date: August 11, 2023	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

