Form 10-Q
period 2023-09-30
Greenpro Capital Corp.
filed 2023-11-13
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 13, 2023, there were 7,575,813 shares of the registrant’s Common Stock, par value $0.0001, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(In U.S. dollars, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents (including $63,847 and $38,466 of restricted cash as of September 30, 2023 and December 31, 2022, respectively)	$2,559,285	$3,911,535
Accounts receivable, net of allowance of $24,534 and $25,677 as of September 30, 2023 and December 31, 2022, respectively (including $308,621 and $129,292 of net accounts receivable from related parties as of September 30, 2023 and December 31, 2022, respectively)	406,031	169,537
Prepaids and other current assets (including $120,000 and $80,000 of deposit paid to a related party as of September 30, 2023 and December 31, 2022, respectively)	700,221	773,040
Due from related parties	719,776	265,772
Deferred cost of revenue (including $0 and $11,640 to a related party as of September 30, 2023 and December 31, 2022, respectively)	83,479	168,605
Total current assets	4,468,792	5,288,489

Property and equipment, net	2,308,702	2,513,567
Real estate investments:
Real estate held for sale	1,659,207	1,659,207
Real estate held for investment, net	589,776	650,223
Intangible assets, net	1,357	1,900
Goodwill	82,561	82,561
Other investments (including $5,082,106 and $5,406,106 of investments in related parties as of September 30, 2023 and December 31, 2022, respectively)	5,082,106	5,406,106
Operating lease right-of-use assets, net	137,252	17,510
Finance lease right-of-use asset, net	26,363	-
Other non-current assets	-	19,643
TOTAL ASSETS	$14,356,116	$15,639,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$625,523	$758,909
Due to related parties	436,578	448,251
Income tax payable	2,890	858
Operating lease liabilities, current portion	93,515	18,725
Finance lease liabilities, current portion	3,292	-
Deferred revenue (including $236,800 and $849,400 from related parties as of September 30, 2023 and December 31, 2022, respectively)	1,340,911	1,834,244
Derivative liabilities	-	1
Total current liabilities	2,502,709	3,060,988

Operating lease liabilities, non-current portion	43,737	-
Finance lease liabilities, non-current portion	14,190	-
Total liabilities	2,560,636	3,060,988

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 7,575,813 and 7,875,813 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	7,576	7,876
Additional paid in capital	42,897,029	50,102,729
Accumulated other comprehensive loss	(365,087)	(224,891)
Accumulated deficit	(31,041,402)	(37,622,680)
Total Greenpro Capital Corp. stockholders’ equity	11,498,116	12,263,034
Non-controlling interest in a consolidated subsidiary	297,364	315,184

Total stockholders’ equity	11,795,480	12,578,218

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,356,116	$15,639,206

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

REVENUES:
Service revenue (including $648,377 and $41,431 of service revenue from related parties for the three months ended September 30, 2023, and 2022, respectively, and $1,232,526 and $548,602 of service revenue from related parties for the nine months ended September 30, 2023, and 2022, respectively)	$1,043,360	$628,295	$2,239,354	$1,760,880
Sale of real estate properties	-	652,788	-	839,661
Rental revenue	27,612	25,356	70,238	89,686
Total revenue	1,070,972	1,306,439	2,309,592	2,690,227

COST OF REVENUES:
Cost of service revenue (including $23,280 and $0 of cost of service revenue to related party for the three months ended September 30, 2023 and 2022, respectively, and $23,280 and $0 of cost of service revenue to related party for the nine months ended September 30, 2023 and 2022, respectively)	(219,865)	(103,093)	(374,048)	(239,437)
Cost of real estate properties sold	-	(445,746)	-	(573,087)
Cost of rental revenue	(9,629)	(10,489)	(28,315)	(33,189)
Total cost of revenues	(229,494)	(559,328)	(402,363)	(845,713)

GROSS PROFIT	841,478	747,111	1,907,229	1,844,514

OPERATING EXPENSES:
General and administrative (including $13,687 and $17,461 of general and administrative expense to related parties for the three months ended September 30, 2023, and 2022, respectively, and $90,407 and $53,689 of general and administrative expense to related parties for the nine months ended September 30, 2023 and 2022, respectively)	(978,023)	(977,457)	(2,686,846)	(2,910,231)

LOSS FROM OPERATIONS	(136,545)	(230,346)	(779,617)	(1,065,717)

OTHER INCOME (EXPENSES):
Other income (including $3,425 and $1,123 of other income from related parties for the three months ended September 30, 2023, and 2022, respectively, and $10,158 and $1,123 of other income from related parties for the nine months ended September 30, 2023, and 2022, respectively)	9,953	15,297	37,207	90,993
Interest income	8,853	7,865	30,859	11,441
Fair value gains of derivative liabilities associated with warrants	-	479	1	9,884
(Impairment) reversal of impairment of other investment (including reversal of impairment of $0 and impairment of $246,100 of related party investment for the three months ended September 30, 2023 and 2022, respectively, and reversal of impairment of $6,882,000 and impairment of $1,459,900 of related party investment for the nine months ended September 30, 2023 and 2022, respectively)	-	(246,100)	6,882,000	(1,459,900)
Reversal of write-off notes receivable	-	-	400,000	-
Interest expense	(318)	-	(429)	-
Total other income (expenses)	18,488	(222,459)	7,349,638	(1,347,582)

(LOSS) INCOME BEFORE INCOME TAX	(118,057)	(452,805)	6,570,021	(2,413,299)
Income tax expense	(2,937)	-	(6,563)	(1,536)
NET (LOSS) INCOME	(120,994)	(452,805)	6,563,458	(2,414,835)
Net loss (income) attributable to non-controlling interest	3,865	(78,675)	17,820	(96,107)

NET (LOSS) INCOME ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(117,129)	(531,480)	6,581,278	(2,510,942)
Other comprehensive loss:
- Foreign currency translation loss	(8,407)	(143,440)	(140,196)	(295,309)
COMPREHENSIVE (LOSS) INCOME	$(125,536)	$(674,920)	$6,441,082	$(2,806,251)

NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED (1)	$(0.02)	$(0.07)	$0.85	$(0.32)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED (1)	7,575,813	7,873,276	7,764,032	7,868,708

(1)	Weighted average shares outstanding and per share amounts have been adjusted for the periods shown to reflect the 10-for-1 reverse stock split effected on July 28, 2022 on a retroactive basis as described in Note 1.

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In U.S. dollars, except share data)

(Unaudited)

	Three months ended September 30, 2023 (Unaudited)
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of June 30, 2023 (Unaudited)	7,575,813	$7,576	$42,897,029	$(356,680)	$(30,924,273)	$301,229	$11,924,881
Foreign currency translation	-	-	-	(8,407)	-	-	(8,407)
Net loss	-	-	-	-	(117,129)	(3,865)	(120,994)
Balance as of September 30, 2023 (Unaudited)	7,575,813	$7,576	$42,897,029	$(365,087)	$(31,041,402)	$297,364	$11,795,480

Nine months ended September 30, 2023 (Unaudited)
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2022	7,875,813	$7,876	$50,102,729	$(224,891)	$(37,622,680)	$315,184	$12,578,218
Cancellation of shares resulting from termination of investment	(300,000)	(300)	(7,205,700)	-	-	-	(7,206,000)
Foreign currency translation	-	-	-	(140,196)	-	-	(140,196)
Net income (loss)	-	-	-	-	6,581,278	(17,820)	6,563,458
Balance as of September 30, 2023 (Unaudited)	7,575,813	$7,576	$42,897,029	$(365,087)	$(31,041,402)	$297,364	$11,795,480

Three months ended September 30, 2022 (Unaudited)
	Common Stock (1)			Accumulated
	Number of shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of June 30, 2022 (Unaudited)	7,867,169	$7,867	$50,102,738	$(178,732)	$(33,251,270)	$243,932	$16,924,535
Roundup of fractional shares upon reverse stock split	8,644	9	(9)	-	-	-	-
Foreign currency translation	-	-	-	(143,440)	-	-	(143,440)
Net (loss) income	-	-	-	-	(531,480)	78,675	(452,805)
Balance as of September 30, 2022 (Unaudited)	7,875,813	$7,876	$50,102,729	$(322,172)	$(33,782,750)	$322,607	$16,328,290

Nine months ended September 30, 2022 (Unaudited)
	Common Stock (1)			Accumulated
	Number of shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2021	7,867,169	$7,867	$50,102,738	$(26,863)	$(31,271,808)	$226,500	$19,038,434
Roundup of fractional shares upon reverse stock split	8,644	9	(9)	-	-	-	-
Foreign currency translation	-	-	-	(295,309)	-	-	(295,309)
Net (loss) income	-	-	-	-	(2,510,942)	96,107	(2,414,835)
Balance as of September 30, 2022 (Unaudited)	7,875,813	$7,876	$50,102,729	$(322,172)	$(33,782,750)	$322,607	$16,328,290

(1)	Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 10-for-1 reverse stock split effected on July 28, 2022 on a retroactive basis as described in Note 1.

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In U.S. dollars)

(Unaudited)

	Nine months ended September 30,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$6,563,458	$(2,414,835)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	107,827	119,084
Amortization of right-of-use assets	66,617	62,110
Amortization of finance lease right-of-use asset	1,950	-
Reversal of write-off notes receivable	(400,000)	-
(Reversal of impairment) impairment of other investment-related party	(6,882,000)	1,459,900
Loss on forfeiture of other investment	-	1,650
Provision for bad debts	-	784
Gain on sale of real estate held for sale	-	(266,574)
Fair value gains of derivative liabilities associated with warrants	(1)	(9,884)
Changes in operating assets and liabilities:
Accounts receivable, net	(236,494)	(39,411)
Prepaids and other current assets	92,462	(625,718)
Deferred cost of revenue	85,126	(82,424)
Accounts payable and accrued liabilities	(133,386)	(429,321)
Operating lease liabilities	(67,832)	(66,597)
Income tax payable	2,032	(2,342)
Deferred revenue	(493,333)	136,198
Net cash used in operating activities	(1,293,574)	(2,157,380)

Cash flows from investing activities:
Purchase of property and equipment	(4,993)	(2,244)
Proceeds from disposal of other investment	500	-
Purchase of other investments	(500)	(1,250)
Initial payment of finance lease right-of-use asset	(9,717)	-
Proceeds from real estate held for sale	-	839,661
Net cash (used in) provided by investing activities	(14,710)	836,167

Cash flows from financing activities:
Principal payment of finance lease liabilities	(1,086)	-
Advances to related parties	(465,677)	(416,382)
Collection of notes receivable	400,000	-
Net cash used in financing activities	(66,763)	(416,382)

Effect of exchange rate changes in cash and cash equivalents	22,797	45,190
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,352,250)	(1,692,405)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	3,911,535	5,338,571

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,559,285	$3,646,166

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$4,423	$3,495
Cash paid for interest	$429	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Balance payment of finance lease right-of-use asset by finance lease liabilities	$18,530	$-

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The Condensed Consolidated Balance Sheet information as of December 31, 2022 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023. These financial statements should be read in conjunction with that report.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2023, the Company recorded net cash used in operations of $1,293,574, and as of September 30, 2023, the Company incurred accumulated deficit of $31,041,402. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2022 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

COVID-19 pandemic and other global risks

As a result of the COVID-19 pandemic and actions taken to slow its spread, the ongoing military conflict between Russia and Ukraine, the armed conflict in Sudan, and other geopolitical and macroeconomic factors beyond our control, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability.

On March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank. While we did not have deposits at Silicon Valley Bank, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. It is possible that further deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities, access our existing cash, or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

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

As of September 30, 2023 and December 31, 2022, cash included funds held by employees of $11,767 and $11,464, respectively, and was held to facilitate payment of expenses in local currencies and to facilitate third-party online payment platforms in which the Company had not set up corporate accounts (WeChat Pay and Alipay).

	As of September 30, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Cash, cash equivalents, and restricted cash
Denominated in United States Dollar	$881,058	$2,234,242
Denominated in Hong Kong Dollar	1,358,743	1,201,076
Denominated in Chinese Renminbi	268,614	381,012
Denominated in Malaysian Ringgit	50,744	85,940
Denominated in Euro	-	9,200
Denominated in Singapore Dollar	4	65
Denominated in Great British Pound	122	-
Cash, cash equivalents, and restricted cash	$2,559,285	$3,911,535

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

On May 18, 2023, the Company decided to terminate its investment in the Fund due to significant impairments suffered since subscription and to cancel the shares issued to the Fund due to the Fund’s failure to provide consideration for the shares. As a result, 300,000 shares of the Company’s restricted Common Stock were cancelled, the value of Common Stock of $300 and the value of additional paid-in capital of $7,205,700, in aggregate of $7,206,000, were reversed accordingly. The Company recorded a reversal of impairment of other investment of $6,882,000 during the nine-month period ended September 30, 2023.

On September 30, 2023, the Company had total twenty-five (25) investments in equity securities without readily determinable fair values, all were related party investments with aggregate value of $5,082,106. In which, ten (10) investments in equity securities without readily determinable fair values were also related party investments, all were fully impaired and with $nil value (see Note 3).

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

Net income (loss) per share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of shares from stock warrants. For the nine months ended September 30, 2023, there were no dilutive shares outstanding, while for the nine months ended September 30, 2022, the only outstanding Common Stock equivalents were warrants for 5,356 potentially dilutive shares outstanding. These warrants have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore, basic and diluted net income (loss) per share were the same.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2023	2022
Period-end MYR : US$1 exchange rate	4.70	4.64
Period-average MYR : US$1 exchange rate	4.53	4.37
Period-end RMB : US$1 exchange rate	7.28	7.12
Period-average RMB : US$1 exchange rate	7.06	6.64
Period-end HK$ : US$1 exchange rate	7.83	7.85
Period-average HK$ : US$1 exchange rate	7.84	7.84

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

As of September 30, 2023 and December 31, 2022, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of derivative liabilities of $0 and $1, respectively (see Note 5). The following table sets forth a summary of the changes in the estimated fair value of our derivative during the nine-month period ended September 30, 2023:

Derivative liability
Fair value as of December 31, 2022 (Audited)	$1
Fair value gain of derivative liability associated with warrants	(1)
Fair value as of September 30, 2023 (Unaudited)	$-

Concentrations of risks

For the three months ended September 30, 2023, two customers accounted for 56% (33% and 23%) of revenues, as compared to the three months ended September 30, 2022 where three customers accounted for 67% (28%, 22% and 17%) of revenues. For the nine months ended September 30, 2023 and 2022, three customers accounted for 40% (15%, 14% and 11%) and two customers accounted for 24% (13% and 11%) of revenues, respectively.

Three customers accounted for 77% (29%, 24% and 24%) and two customers accounted for 77% (57% and 20%) of net accounts receivable as of September 30, 2023 and December 31, 2022, respectively.

For the three and nine months ended September 30, 2023 and 2022, no vendor accounted for 10% or more of the Company’s cost of revenues.

Two vendors accounted for 92% (72% and 20%) and three vendors accounted for 59% (29%, 19% and 11%) of accounts payable as of September 30, 2023 and December 31, 2022, respectively.

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

In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023, as the Company is qualified as a smaller reporting company. The Company has accordingly adopted ASUs 2016-13 and 2019-05 in the preparation of its unaudited condensed consolidated financial statements. The adoption of the accounting standards has no material impact on the unaudited condensed consolidated financial statements for the nine months ended and as at September 30, 2023.

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

Revenue from the sale of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) in accounting for the sale of real estate properties. The Company records the sale based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset to the buyer. During the three and nine months ended September 30, 2023, no real estate property was sold. For the three and nine months ended September 30, 2022, the Company recorded revenues from the sale of two and three real estate property units, respectively.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory - Non-listing services	$448,151	$340,441
Corporate advisory - Listing services	595,209	287,854
Rental of real estate properties	27,612	25,356
Sale of real estate properties	-	652,788
Total revenue	$1,070,972	$1,306,439

	Three Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$914,694	$856,319
Malaysia	82,618	119,390
China	73,660	330,730
Total revenue	$1,070,972	$1,306,439

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory - Non-listing services	$1,079,000	$1,117,285
Corporate advisory - Listing services	1,160,354	643,595
Rental of real estate properties	70,238	89,686
Sale of real estate properties	-	839,661
Total revenue	$2,309,592	$2,690,227

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$1,810,445	$1,594,017
Malaysia	236,847	387,824
China	262,300	708,386
Total revenue	$2,309,592	$2,690,227

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

Deferred Revenue

Deferred revenue primarily consists of deferred service revenue. For the service contracts where the Company’s performance obligation is not completed, deferred revenue is recorded for any payments received in advance by the Company before the completion of its performance obligation. Changes in deferred revenue were as follows:

Nine Months Ended September 30, 2023
(Unaudited)
Deferred revenue, January 1, 2023	$1,834,244
New contract liabilities	667,021
Performance obligations satisfied	(1,160,354)
Deferred revenue, September 30, 2023	$1,340,911

Deferred cost of revenue and deferred revenue at September 30, 2023 and December 31, 2022 are classified as current assets or current liabilities and totaled:

	As of September 30, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Deferred cost of revenue	$83,479	$168,605
Deferred revenue	$1,340,911	$1,834,244

NOTE 3 - OTHER INVESTMENTS

	As of	As of
	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Investments in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$11,981	$11,981
(2) Other related parties	5,070,125	5,394,125
Total	$5,082,106	$5,406,106

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

For the three and nine months ended September 30, 2023, the Company recognized the reversal of impairment of $0 and $6,882,000, respectively for one of the investments in equity securities without readily determinable fair values.

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

In addition, the Company recorded its equity securities without readily determinable fair values at cost. For these cost method investments, we recorded as other investments in our condensed consolidated balance sheets. We reviewed all our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally adopt the valuation methods allowed under ASC820 Fair Value Measurement to evaluate the fair values of our cost method investments approximated or exceeded their carrying values as of September 30, 2023. Our cost method investments had a carrying value of $5,082,106 as of September 30, 2023.

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

On May 18, 2023, the Company decided to terminate its investment in the Fund due to significant impairments suffered since subscription and to cancel the shares issued to the Fund due to the Fund’s failure to provide consideration for the shares. As a result, 300,000 shares of the Company’s restricted Common Stock were cancelled, the value of Common Stock of $300 and the value of additional paid-in capital of $7,205,700, in aggregate of $7,206,000, were reversed accordingly. The Company recorded a reversal of impairment of other investment of $6,882,000 during the nine-month period ended September 30, 2023.

(c) Simson Wellness Tech Corp.:

On February 19, 2021, GVCL entered into a subscription agreement with Simon Wellness Tech Corp., a Nevada corporation, which is a digital platform that acts as middleware for distribution of optical products (“Simson”). Pursuant to the agreement, GVCL acquired 5,000,000 shares of common stock of Simson at a price of $500 or $0.0001 per share. Our investment in Simson was recognized at historical cost of $500 under other investments.

In July 2023, GVCL agreed with Simson’s repurchase request, sold back our 5,000,000 owned Simson shares to Simson at $500. We received cash of $500 from Simson in exchange for our return of Simson shares.

The Company had cost method investments without readily determinable fair values with a carrying value of $5,082,106 and $5,406,106 as of September 30, 2023, and December 31, 2022, respectively.

On September 30, 2023 and December 31, 2022, the carrying values of equity securities without readily determinable fair values are as follows:

	As of September 30, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Original cost
Balance, beginning of period / year	$15,537,964	$15,545,764
Additions during the period / year	500	1,250
Disposals or forfeitures during the period / year	(7,206,500)	(9,050)
Balance, end of period / year	8,331,964	15,537,964

Accumulated impairment
Balance, beginning of period / year	(10,131,858)	(5,923,829)
Reversal of impairment (Impairment) for the period / year	6,882,000	(4,208,029)
Balance, end of period / year	(3,249,858)	(10,131,858)

Net carrying values of equity securities without readily determinable fair values	$5,082,106	$5,406,106

Accumulated impairment of other investments

For the three and nine months ended September 30, 2023, the Company recognized a reversal of impairment of $0 and $6,882,000 respectively, for one of the investments in equity securities without readily determinable fair values. As of September 30, 2023 and December 31, 2022, the accumulated impairment loss of other investments was $3,249,858 and $10,131,858, respectively.

NOTE 4 - LEASES

Currently, the Company has an operating lease agreement for one office space in Hong Kong with a term of two years and has a finance lease for a motor vehicle in Malaysia with a term of five years, respectively. Other than these leases, the Company does not have any other leases over the term of one year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease or finance lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the periods are as follows:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(Unaudited)	(Unaudited)
Lease costs
Operating lease costs:
Operating lease cost	$70,623	$64,463
Short-term lease cost (1)	$14,670	$19,213
Finance lease costs:
Interest on lease liabilities	$429	$-
Amortization of right-of-use asset	$1,950	$-

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$71,834	$68,908
Operating cash flows for finance leases	$429	$-
Financing cash flows for finance leases	$1,086	$-
Non-cash activity:
Balance payment of ROU asset by finance lease liabilities	$18,530	$-
Weighted average remaining lease term (in years):
Operating leases	1.46	0.46
Finance leases	4.67	-
Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	6.9%	-

(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

The supplemental balance sheet information related to leases for the periods is as follows:

	As of September 30, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
Assets
Long-term operating lease ROU assets, net (1)	$137,252	$17,510
Long-term finance lease ROU asset, net (2)	26,363	-
Total ROU assets	$163,615	$17,510

Liabilities
Current portion of operating lease liabilities	$93,515	$18,725
Current portion of finance lease liabilities	3,292	-
Total current lease liabilities	96,807	18,725

Long-term operating lease liabilities	43,737	-
Long-term finance lease liabilities	14,190	-
Total long-term lease liabilities	57,927	-
Total lease liabilities	$154,734	$18,725

(1)	Operating lease ROU assets are measured at cost of $350,818 and $164,771 less accumulated amortization of $213,566 and $147,261 as of September 30, 2023 and December 31, 2022, respectively.

(2)	Finance lease ROU asset is measured at cost of $28,247 and $0 less accumulated amortization of $1,884 and $0 as of September 30, 2023 and December 31, 2022, respectively.

Maturities of the Company’s lease liabilities are as follows:

	Operating leases	Finance leases
	(Unaudited)	(Unaudited)
Year ending December 31,
2023 (remaining 3 months)	$24,326	$1,097
2024	97,303	4,388
2025	19,879	4,388
2026	-	4,388
2027	-	4,388
2028	-	1,827
Total future minimum lease payments	141,508	20,476
Less: Imputed interest/present value discount	(4,256)	(2,994)
Present value of lease liabilities	$137,252	$17,482

Lease obligations
Current lease obligations	$93,515	$3,292
Long-term lease obligations	43,737	14,190
Total lease obligations	$137,252	$17,482

Lease expenses were $27,965 and $85,293 during the three and nine months ended September 30, 2023, respectively, and $28,330 and $83,676 during the three and nine months ended September 30, 2022, respectively.

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

At September 30, 2023, the Company did not have any outstanding warrants exercisable into the Company’s Common Stock as all call warrants were not exercised on June 12, 2023 (the “Expiration”). At the Expiration, the Company’s Common Stock traded at or below the exercise price (120% of the public offering price), that is $72 (post-split) per share or $7.2 (pre-split) per share.

During the nine months ended September 30, 2023, the Company recorded a decrease in fair value of derivatives of $1.

The balance of the derivative liabilities related to warrants was $0 and $1 at September 30, 2023 and December 31, 2022, respectively.

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

The risk-free interest rate is based on the yield available on U.S. Treasury securities. The Company estimates volatility based on the historical volatility of its Common Stock. The contractual life of the warrants is based on the expiration date of the warrants that is the five-year anniversary of the effective date of the public offering on June 13, 2018. The expected expiration of the warrants is June 12, 2023 (the “Expiration”). The expected dividend yield is based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

On June 12, 2023 (the “Expiration), no warrants were exercised as the trading price of the Company’s Common Stock was at or below the exercise price of $72 (post-split) per share or $7.2 (pre-split) per share. At the Expiration, the closing price of the Company’s Common Stock was $1.78 per share.

NOTE 6 - WARRANTS

On June 13, 2018, the Company granted to the placement agent and issued warrants exercisable into 53,556 shares of Common Stock at an exercise price of $7.20 per share and the expected expiration of the warrants is June 12, 2023 (the “Expiration”). Since the Expiration, the Company does not expect to issue another warrants in the next twelve months.

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

A summary of warrant activity during the nine months ended September 30, 2023 is presented below:

Remaining
	Number		Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Warrants outstanding at December 31, 2022	5,356	$72.00
Granted	-	-
Exercised	-	-
Expired	5,356	72.00
Warrants outstanding at September 30, 2023 (Unaudited)	-	$-	-
Warrants exercisable at September 30, 2023 (Unaudited)	-	$-	-

On June 12, 2023 (the “Expiration), no warrants were exercised as the trading price of the Company’s Common Stock was at or below the exercise price of $72 (post-split) per share or $7.2 (pre-split) per share. At the Expiration, the closing price of the Company’s Common Stock was $1.78 per share.

At September 30, 2023, the value of the warrants was $nil as all warrants expired, no warrants were outstanding and exercisable.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts receivable from related parties:	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Accounts receivable, net - related parties
- Related party B (net of allowance of $220 and $1,750 as of September 30 , 2023 and December 31, 2022, respectively)	$308,621	$129,250
- Related party K (net of allowance of $0 and $2 as of September 30, 2023 and December 31, 2022, respectively)	-	42
Total	$308,621	$129,292

Prepaid to a related party:	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Prepayment
- Related party B	$120,000	$80,000

Due from related parties:	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Due from related parties
- Related party B	$1,703	$4,708
- Related party D	654,877	200,000
- Related party G	3,173	1,064
- Related party H	60,000	60,000
- Related party I	23	-
Total	$719,776	$265,772

The amounts due from related parties are interest-free, unsecured and repayable on demand.

Due to related parties:	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Due to related parties
- Related party A	$32,230	$47,135
- Related party B	62,493	2,275
- Related party E	1,434	-
- Related party J	335,669	390,333
- Related party K	4,752	8,508
Total	$436,578	$448,251

The amounts due to related parties are interest-free, unsecured, and repayable on demand.

Deferred cost of revenue to a related party:	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Deferred cost of revenue to a related party
- Related party B	$-	$11,640

Deferred revenue from related parties:	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Deferred revenue from related parties
- Related party B	$236,800	$749,400
- Related party E	-	100,000
Total	$236,800	$849,400

	For the nine months ended September 30,
Related party revenue and expense transactions:	2023	2022
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$3,327	$22,827
- Related party B	937,823	482,102
- Related party D	28,384	24,183
- Related party E	255,463	6,141
- Related party G	7,407	12,480
- Related party I	-	824
- Related party K	122	45
Total	$1,232,526	$548,602

Cost of revenues to a related party
- Related party B	$23,280	$-

General and administrative expenses to related parties
- Related party A	$-	$4,929
- Related party B	21,780	4,235
- Related party D	24,559	-
- Related party I	11,911	12,368
- Related party K	32,157	32,157
Total	$90,407	$53,689

Other income from related parties:
- Related party B	$2,297	$-
- Related party D	7,861	1,123
	$10,158	$1,123

Reversal of impairment (impairment) of other investment:
- Related party B	$6,882,000	$(1,459,900)

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

Related party H represents a company in which we currently have an approximate 48% equity-method investment. On September 30, 2023, and December 31, 2022, amounts due from related party H are unsecured, bear no interest, and are payable upon demand. During 2018, the Company acquired 49% of related party H for total consideration of $368,265. On December 31, 2018, the Company determined that its investment in related party H was impaired and recorded an impairment of other investments of $368,265.

Related party I is controlled by a family member of Mr. Lee Chong Kuang, the Company’s CEO and a major shareholder.

Related party J represents the non-controlling interest in the Company’s subsidiary that owns its real estate held for sale. The amounts due to related party J are unsecured, bear no interest, are payable on demand, and related to the initial acquisition of the real estate held for sale.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the nine months ended September 30, 2023 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$70,238	$2,239,354	$-	$2,309,592
Cost of revenues	(28,315)	(374,048)	-	(402,363)
Depreciation and amortization expenses	(23,758)	(152,285)	(351)	(176,394)
Reversal of impairment of other investment	-	-	6,882,000	6,882,000
Reversal of write-off notes receivable	-	-	400,000	400,000
Net (loss) income	(44,550)	(371,709)	6,979,717	6,563,458

Total assets	1,704,170	5,675,545	6,976,401	14,356,116
Capital expenditures for long-lived assets	$-	$33,240	$-	$33,240

	For the nine months ended September 30, 2022 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$929,347	$1,760,880	$-	$2,690,227
Cost of revenues	(606,276)	(239,437)	-	(845,713)
Depreciation and amortization expenses	(23,404)	(153,798)	(3,992)	(181,194)
Impairment	-	-	(1,459,900)	(1,459,900)
Net income (loss)	240,271	(1,974,981)	(680,125)	(2,414,835)

Total assets	1,850,721	6,914,212	10,637,772	19,402,705
Capital expenditures for long-lived assets	$-	$2,244	$-	$2,244

(b) By Geography*

	For the nine months ended September 30, 2023 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$1,810,445	$236,847	$262,300	$2,309,592
Cost of revenues	(228,919)	(130,948)	(42,496)	(402,363)
Depreciation and amortization expenses	(72,287)	(23,940)	(80,167)	(176,394)
Reversal of impairment of other investment	6,882,000	-	-	6,882,000
Reversal of write-off notes receivable	400,000	-	-	400,000
Net income (loss)	6,931,606	(383,491)	15,343	6,563,458

Total assets	10,120,222	1,654,668	2,581,226	14,356,116
Capital expenditures for long-lived assets	$1,511	$30,217	$1,512	$33,240

	For the nine months ended September 30, 2022 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$1,594,017	$387,824	$708,386	$2,690,227
Cost of revenues	(614,162)	(159,755)	(71,796)	(845,713)
Depreciation and amortization expenses	(71,215)	(23,404)	(86,575)	(181,194)
Impairment	(1,459,900)	-	-	(1,459,900)
Net (loss) income	(2,501,120)	(553)	86,838	(2,414,835)

Total assets	14,521,340	2,026,138	2,855,227	19,402,705
Capital expenditures for long-lived assets	$-	$1,164	$1,080	$2,244

*	Revenues and costs are attributed to countries based on the location where the entities operate.

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

Results of Operations

During the three and nine months ended September 30, 2023, and 2022, we operated in three regions: Hong Kong, China and Malaysia. We derived revenue from the provision of services and the trading or rental activities of our commercial properties.

Comparison of the three months ended September 30, 2023 and 2022

Total revenue

Total revenue was $1,070,972 and $1,306,439 for the three months ended September 30, 2023, and 2022, respectively. The decreased amount of $235,467 was primarily due to the sale of two units of real estate properties for $652,788 during the three months ended September 30, 2022, but no real estate property was sold during the same period in 2023. We expect revenue from both service business and real estate business to steadily improve when the impact of the COVID-19 pandemic abates.

Service business

Revenue from the provision of business services was $1,043,360 and $628,295 for the three months ended September 30, 2023, and 2022, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We experienced an increase in service revenue as some listing service obligations were completed during the three months ended September 30, 2023.

Real estate business

Sale of real estate properties

There was no revenue generated from the sale of real estate properties for the three months ended September 30, 2023. Revenue from the sale of real estate properties was $652,788 for the three months ended September 30, 2022, which was derived from the sale of two commercial property units located in Hong Kong.

Rental revenue

Revenue from rentals was $27,612 and $25,356 for the three months ended September 30, 2023, and 2022, respectively. It was derived principally from leasing properties in Hong Kong and Malaysia. We believe our rental income will be stable.

Total operating costs and expenses

Total operating costs and expenses were $1,207,517 and $1,536,785 for the three months ended September 30, 2023, and 2022, respectively. They consist of cost-of-service revenue, cost of real estate properties sold, cost of rental revenue, and general and administrative expenses.

Loss from operations for the three months ended September 30, 2023, and 2022 was $136,545 and $230,346, respectively. A decrease in loss from operations in 2023 was mainly due to an increase in the gross profit from our business services of $298,293, offset by a decreased amount of $207,042 from the gross profit of the sale of real estate properties.

Cost of service revenue

Cost of revenue from the provision of services was $219,865 and $103,093 for the three months ended September 30, 2023, and 2022, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

An increase of cost-of-service revenue was mainly due to an increase of other professional fees directly attributable to the services for the three months ended September 30, 2023.

Cost of real estate properties sold

There was no cost incurred for the sale of real estate properties for the three months ended September 30, 2023. Cost of revenue on real estate properties sold was $445,746 for the three months ended September 30, 2022. It primarily consisted of the purchase price of properties, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue

Cost of rental revenue was $9,629 and $10,489 for the three months ended September 30, 2023, and 2022, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants.

General and administrative expenses

General and administrative (“G&A”) expenses were $978,023 and $977,457 for the three months ended September 30, 2023, and 2022, respectively. For the three months ended September 30, 2023, G&A expenses consisted primarily of employees’ salaries and allowances of $319,523, directors’ salaries and compensation of $163,427, advertising and promotion expenses of $45,104, computer expenses of $95,866, consulting fees of $49,138, legal services fees of $48,936, other professional fees of $60,563 and rent and rates of $27,965. For the three months ended September 30, 2022, G&A expenses consisted mainly of employees’ salaries and allowances of $367,703, directors’ salaries and compensation of $162,944, advertising and promotion expenses of $120,638, consulting fees of $16,402, legal services fees of $51,575, other professional fees of $79,032 and rent and rates of $28,330. We expect our G&A expenses will continue to increase as we integrate our business acquisitions, explore, and expand businesses into new jurisdictions.

Other income or expenses

Net other income was $18,488 for the three months ended September 30, 2023, while net other expense was $222,459 for the three months ended September 30, 2022. For the three months ended September 30, 2023, other income mainly consisted of interest income of $8,853 and other gains of $9,635. For the three months ended September 30, 2022, net other expense included impairment of other investment of $246,100, offset by interest income and other gains of $23,641.

Net loss

Net loss was $120,994 and $452,805 for the three months ended September 30, 2023 and 2022, respectively. A decrease in net loss was mainly due to an impairment of other investment of $246,100 in 2022, but no such impairment in 2023.

Net income or loss attributable to non-controlling interest

The Company records net income or loss attributable to non-controlling interest in the consolidated statements of operations for the non-controlling interest of a consolidated subsidiary.

For the three months ended September 30, 2023, the Company recorded net loss attributable to a non-controlling interest of $3,865, as compared to net income attributable to a non-controlling interest of $78,675 for the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2023, and 2022

Total revenue

Total revenue was $2,309,592 and $2,690,227 for the nine months ended September 30, 2023, and 2022, respectively. A decrease of revenue was mainly due to the sale of three units of real estate properties for $839,661 during the nine months ended September 30, 2022, but no real estate property was sold during the same period in 2023. We expect revenue from both service business and real estate business to steadily improve when the impact of the COVID-19 pandemic abates.

Service business

Revenue from the provision of business services was $2,239,354 and $1,760,880 for the nine months ended September 30, 2023, and 2022, respectively. It was derived principally from business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We experienced an increase in service revenue as some listing service obligations were completed during the nine months ended September 30, 2023.

Real estate business

Sale of real estate properties

There was no revenue generated from the sale of real estate properties for the nine months ended September 30, 2023. Revenue from the sale of real estate properties was $839,661 for the nine months ended September 30, 2022, which was derived from the sale of three commercial property units located in Hong Kong.

Rental revenue

Revenue from rentals was $70,238 and $89,686 for the nine months ended September 30, 2023, and 2022, respectively. It was derived principally from leasing properties in Hong Kong and Malaysia. We believe our rental income will be stable.

Total operating costs and expenses

Total operating costs and expenses were $3,089,209 and $3,755,944 for the nine months ended September 30, 2023, and 2022, respectively. They consist of cost-of-service revenue, cost of real estate properties sold, cost of rental revenue and G&A expenses. The Company incurred $2,686,846 and $2,910,231 of G&A expenses for the nine months ended September 30, 2023, and 2022, respectively.

Loss from operations for the nine months ended September 30, 2023, and 2022 was $779,617 and $1,065,717, respectively. A decrease in loss from operations was mainly due to a decrease of G&A expenses of $223,385.

Cost of service revenue

Cost of revenue from the provision of services was $374,048 and $239,437 for the nine months ended September 30, 2023, and 2022, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

An increase of cost-of-service revenue was mainly due to an increase of other professional fees directly attributable to the services for the nine months ended September 30, 2023.

Cost of real estate properties sold

During the nine months ended September 30, 2023, no real estate property was sold, and hence no cost incurred accordingly. Cost of real estate properties sold was $573,087 for the nine months ended September 30, 2022. It primarily consisted of the purchase price of properties, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

Cost of rental revenue

Cost of rental revenue was $28,315 and $33,189 for the nine months ended September 30, 2023, and 2022, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants. A slight decrease of cost of rental revenue was mainly due to a decrease in repairs and maintenance fees, cleaning fee and commission incurred for the nine months ended September 30, 2023, as compared to the same fees incurred for the nine months ended September 30, 2022.

General and administrative expenses

G&A expenses were $2,686,846 and $2,910,231 for the nine months ended September 30, 2023, and 2022, respectively. For the nine months ended September 30, 2023, G&A expenses consisted primarily of employees’ salaries and allowances of $1,009,398, directors’ salaries and compensation of $489,589, advertising and promotion expenses of $149,404, computer expenses of $122,603, consulting fees of $122,349, legal services fees of $161,303, other professional fees of $123,595 and rent and rates of $85,293. For the nine months ended September 30, 2022, G&A expenses consisted mainly of employees’ salaries and allowances of $1,096,413, directors’ salaries and compensation of $489,583, advertising and promotion expenses of $277,094, consulting fees of $147,971, legal services fees of $179,307, other professional fees of $193,549 and rent and rates of $83,676. We expect our G&A expenses will continue to increase as we integrate our business acquisitions, explore, and expand businesses into new jurisdictions.

Other income or expenses

Net other income was $7,349,638 for the nine months ended September 30, 2023, while net other expense was $1,347,582 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, other income mainly consisted of reversal of impairment of other investment of $6,882,000, reversal of write-off notes receivable of $400,000 and interest income of $30,859. For the nine months ended September 30, 2022, net other expense included impairment of other investment of $1,459,900, offset by interest income and other gains of $112,318.

Net income (loss)

Net income was $6,563,458 for the nine months ended September 30, 2023, while net loss was $2,414,835 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, net income was generated mainly by a reversal of impairment of other investment, a reversal of write-off notes receivable, and a decrease of G&A expenses, respectively.

Net income or loss attributable to non-controlling interest

The Company records net income or loss attributable to non-controlling interest in the consolidated statements of operations for the non-controlling interest of a consolidated subsidiary.

As of September 30, 2023, the non-controlling interest is related to Forward Win International Limited (“FWIL”), a company with principal activity of trading and leasing properties in Hong Kong. Currently, the Company holds 60% equity interest in FWIL.

For the nine months ended September 30, 2023, and 2022, we recorded net loss attributable to non-controlling interest of $17,820 and net income attributable to non-controlling interest of $96,107, respectively.

There were no seasonal aspects that had a material effect on the financial condition or the results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2023 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2023.

Contractual Obligations

Currently, one of our subsidiaries leases one office space in Hong Kong under a non-cancellable operating lease with a term of two years commencing from March 15, 2023, to March 14, 2025. As of September 30, 2023, the future minimum rental payments under this lease in the aggregate are approximately $141,508 and are due as follows: 2023: $24,326; 2024: $97,303 and 2025: $19,879.

In June 2023, one of our subsidiaries in Malaysia purchased a motor vehicle and the majority amount of the purchase, $18,530 was funded by Maybank Islamic under a finance lease agreement with a term of five years commencing from June 3, 2023, to June 2, 2028. As of September 30, 2023, the future minimum lease payments under this lease in the aggregate are approximately $20,476 and are due as follows: 2023: $1,097; 2024: $4,388; 2025: $4,388, and 2026 and thereafter: $10,603.

Related Party Transactions

Net accounts receivable due from related parties was $308,621 and $129,292 as of September 30, 2023, and December 31, 2022, respectively. Prepayment to a related party was $120,000 and $80,000 as of September 30, 2023, and December 31, 2022, respectively.

Amounts due from related parties were $719,776 and $265,772 as of September 30, 2023, and December 31, 2022, respectively, while amounts due to related parties were $436,578 and $448,251 as of September 30, 2023, and December 31, 2022, respectively.

Deferred cost of revenue to a related party was $0 and $11,640 as of September 30, 2023, and December 31, 2022, respectively, while deferred revenue from related parties was $236,800 and $849,400 as of September 30, 2023, and December 31, 2022, respectively.

For the nine months ended September 30, 2023, and 2022, related party service revenue totaled $1,232,526 and $548,602, respectively.

Cost of service revenue to related party was $23,280 and $0 for the nine months ended September 30, 2023, and 2022, respectively.

G&A expenses to related parties were $90,407 and $53,689 for the nine months ended September 30, 2023, and 2022, respectively.

For the nine months ended September 30, 2023, and 2022, other income from related parties was $10,158 and $1,123, respectively. The Company recorded a reversal of impairment of related party investment of $6,882,000 and an impairment of related party investment of $1,459,900 for the nine months ended September 30, 2023, and 2022, respectively.

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

Liquidity and Capital Resources

On September 30, 2023, our cash balance was $2,559,285, as compared to $3,911,535 on December 31, 2022, a decrease of $1,352,250. We estimate we still have sufficient cash available to meet our anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2023, the Company recorded net cash used in operations of $1,293,574, and as of September 30, 2023, the Company incurred accumulated deficit of $31,041,402. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2022 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $1,293,574 and $2,157,380 for the nine months ended September 30, 2023, and 2022, respectively. The net cash used in operating activities in 2023 primarily consisted of an increase in net accounts receivable of $236,494, a decrease in accounts payable and accrued liabilities of $133,386 and a decrease in deferred revenue of $493,333, a reversal of impairment of other investment of $6,882,000 and a reversal of write-off notes receivable of $400,000, offset by net income of $6,563,458. For the nine months ended September 30, 2023, non-cash adjustments totaled $7,105,607, which was mostly composed of non-cash income from reversal of impairment of other investment of $6,882,000 and reversal of write-off notes receivable of $400,000, respectively.

Investing activities

For the nine months ended September 30, 2023, net cash used in investing activities was $14,710 as compared to the nine months ended September 30, 2022, net cash provided by investing activities was $836,167.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2023, and 2022 was $66,763 and $416,382, respectively.

Cash used in financing activities was mainly due to advances to related parties of $465,677, offset by $400,000 from collection of notes receivable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the nine months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Greenpro Capital Corp.

Date: November 13, 2023	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

