Form 10-K
period 2023-12-31
Greenpro Capital Corp.
filed 2024-03-28
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s phone number, including area code (60) 3 8408-1788

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was $7,502,573, based on the last reported sale price of $1.82 per share.

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

As of March 28, 2024, there were 7,515,813 shares, par value $0.0001, of the registrant’s Common Stock issued and outstanding.

Greenpro Capital Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

As of December 31, 2023
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
綠專企業管理諮詢（深圳）有限公司
(Incorporated in Shenzhen, China)
100%
SHENZHEN FALCON FINANCIAL CONSULTING LIMITED
深圳市輝勤財務咨詢有限公司
(Incorporated in Shenzhen, China)
100%
GREENPRO ESG SOLUTIONS SDN BHD
(Incorporated in Malaysia)
(FORMER NAME: GREENPRO GLOBAL CAPITAL SDN. BHD.)
100%
GREENPRO NEW FINANCE ACADEMY LIMITED
(Incorporated in Hong Kong)
(FORMER NAME: GREENPRO SYNERGY NETWORK LIMITED)
100%
GREENPRO FINANCIAL CONSULTING (SHENZHEN) LIMITED
綠專財務咨詢(深圳)有限公司
(Incorporated in Shenzhen, China)
(FORMER NAME:
GREENPRO SYNERGY NETWORK
(SHENZHEN) LIMITED
綠專創富聯盟(深圳)有限公司)
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
GREENPRO SPARKLE INSURANCE BROKERS LIMITED
綠專耀星保險顧問有限公司
(Incorporated in Hong Kong)
(FORMER NAME: SPARKLE INSURANCE BROKERS LIMITED)
100%
GREENPRO FAMILY OFFICE LIMITED
綠專家族管理服務有限公司
(Incorporated in Hong Kong)
100%
GREENPRO FINANCIAL CONSULTING LIMITED
綠專財務顧問有限公司
(Incorporated in Belize)

A list of our group including all subsidiaries with a brief description of respective business is set forth below:

Name (Domicile)	Business

Greenpro Capital Corp. (Nevada, USA)	Provides financial consulting services and corporate services.

Greenpro Resources Limited (British Virgin Islands)	A holding company.

Greenpro Holding Limited (Hong Kong)	A holding company.

Greenpro Resources (HK) Limited (Hong Kong)	Holds Greenpro’s intellectual property and currently holds six trademarks and applications thereof.

Greenpro Resources Sdn. Bhd. (Malaysia)	Holds investment in commercial real estate in Malaysia.

Greenpro Management Consultancy Limited (China)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory in China.

Shenzhen Falcon Financial Consulting Limited (China)	Provides Hong Kong company formation advisory services and company secretarial services and financial services. It focuses on China clients.

Greenpro ESG Solutions Sdn. Bhd. (formerly known as Greenpro Global Capital Sdn. Bhd.) (Malaysia)	Provides corporate advisory services such as company review, bank loan advisory and bank products analysis services.

Greenpro New Finance Academy Limited (formerly known as Greenpro Synergy Network Limited) (Hong Kong)	Provides a borderless platform through networking events and programs in Hong Kong.

Greenpro Financial Consulting (Shenzhen) Limited (formerly known as Greenpro Synergy Network (Shenzhen) Limited) (China)	Provides corporate advisory services such as tax planning, cross-border listing solution and financial consulting for clients in China.

Asia UBS Global Limited (Hong Kong)	Provides business advisory services with a focus on Hong Kong company formation advisory and company secretarial services, such as tax planning, bookkeeping and financial review. It focuses on Hong Kong clients.

Asia UBS Global Limited (Belize)	Provides business advisory services with a main focus on offshore company formation advisory and company secretarial services, such as tax planning, bookkeeping and financial review. It focuses on South-East Asia and China clients.

Falcon Corporate Services Limited (Hong Kong)	Provides offshore company formation advisory services and company secretarial services. Clients based in Hong Kong and China.

Falcon Accounting & Secretaries Limited (formerly known as Falcon Secretaries Limited) (Hong Kong)	Provides company formation advisory services and company secretarial services in Hong Kong.

Greenpro Sparkle Insurance Brokers Limited (Hong Kong)	Provides insurance brokerage services with an insurance broker license in Hong Kong.

Greenpro Family Office Limited (Hong Kong)	Provides multi-family office services such as wealth planning and administration, asset protection and performance monitoring, charity services, trusteeship and risk management, investment planning and business support services.

Greenpro Financial Consulting Limited (Belize)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory, transaction services.

Greenpro Capital Village Sdn. Bhd. (Malaysia)	Provides business consulting and advisory services in Malaysia.
Green-X Corp. (Malaysia)	A licensed asset exchange operator under Labuan Financial Services Authority (LFSA), Malaysia.
Greenpro Venture Capital Limited (Anguilla)	A holding company.

Forward Win International Limited (Hong Kong)	Holds investment in commercial real estate in Hong Kong.

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

Incorporation of Greenpro Resources Limited’s wholly owned subsidiaries

Greenpro Resources (HK) Limited, a Hong Kong company

On April 5, 2012, Greenpro Resources (HK) Limited (“GRHK”) was founded and incorporated by our directors, Messrs. Lee and Loke in Hong Kong.

Greenpro Financial Consulting Limited, a Belize company

On July 26, 2012, Greenpro Financial Consulting Limited (formerly known as Weld Asia Financial Consulting Limited) (“GFCL”) was founded and incorporated by our director, Mr. Lee Chong Kuang (“Mr. Lee”) in Belize.

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

Incorporation of Greenpro Venture Capital Limited, an Anguilla company

On September 5, 2014, Greenpro Venture Capital Limited (“GVCL”) was founded and incorporated by our directors, Messrs. Lee and Loke in Anguilla.

Incorporation and restructure of VIE, Greenpro New Finance Academy Limited, a Hong Kong company and its wholly owned subsidiary, Greenpro Financial Consulting (Shenzhen) Limited (formerly known as Greenpro Synergy Network (Shenzhen) Limited), a Shenzhen, China company

On March 2, 2016, Greenpro New Finance Academy Limited (formerly known as Greenpro Synergy Network Limited) (“GNFA”) was incorporated in Hong Kong, as a variable interest entity (the “VIE”), which is required to consolidate with the Company. The principal activity of GNFA is to provide a borderless platform through networking events and programs in Hong Kong. The Company controlled GNFA through a series of contractual arrangements (the “VIE Agreements”) between Greenpro Holding Limited, a subsidiary of the Company (“GHL”) and GNFA. Our directors, Messrs. Lee and Loke, are also the shareholders of GNFA.

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

On July 28, 2017, Greenpro Financial Consulting (Shenzhen) Limited (formerly known as Greenpro Synergy Network (Shenzhen) Limited) (“GFCSZ”), a wholly owned subsidiary of GNFA, was incorporated in Shenzhen, China. GFCSZ was initially engaged in provision of a borderless platform through networking events and programs in China for our members to seek professional services, business opportunities, and to exchange sources of information and research. Currently, GFCSZ principally provides corporate advisory and financial consulting services to the clients in China.

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

Acquisition of Greenpro ESG Solutions Sdn. Bhd., (formerly known as Greenpro Global Capital Sdn. Bhd.) a Malaysia company

On May 23, 2016, our wholly owned subsidiary, Greenpro Holding Limited (“GHL”) acquired 400 shares, representing 40% of the outstanding shares of Greenpro Wealthon Sdn. Bhd. (renamed to Greenpro Global Capital Sdn. Bhd. on June 13, 2018 and subsequently renamed to Greenpro ESG Solutions Sdn. Bhd. on June 1, 2023) (“GPESG”), from our director, Mr. Lee for MYR1 (approximately $0.25) and the acquisition was accounted for as a transfer among entities under common control. On June 7, 2016, GPESG issued another 200 shares to GHL at the price of MYR120,000 (approximately $30,000), resulting in GHL owing 60% of GPESG.

On August 30, 2018, the remaining 40% of the outstanding shares of GPESG were transferred to GHL, and currently GHL holds 100% of GPESG.

Acquisition of Greenpro Credit Limited (formerly known as Gushen Credit Limited), a Hong Kong company

On April 27, 2017, our wholly owned subsidiary, GRBVI and Gushen Credit Limited (renamed to Greenpro Credit Limited on May 16, 2017) (“GCL”), a Hong Kong corporation, entered into an asset purchase agreement, pursuant to which GRBVI purchased all the assets of GCL. As consideration thereto, GRBVI agreed to pay a purchase price of $105,000 and the acquisition was accounted for as a transfer among entities under common control.

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

Acquisition of Greenpro Sparkle Brokers Limited (formerly known as Sparkle Insurance Brokers Limited), a Hong Kong company

On January 2, 2019, the Company acquired Sparkle Insurance Brokers Limited (renamed Greenpro Sparkle Brokers Limited on April 4, 2019) (“Sparkle”), from Mr. Teh Boo Yim and Ms. Teh Jocelyn Nga Man, the former 100% shareholders of Sparkle for total consideration of $170,322, made up of $129,032 in cash and the issuance of 860 shares of the Company’s Common Stock valued at $41,290. The shares were valued based on the closing price of the Company’s Common Stock of $48 per share at acquisition. The acquisition was accounted for as a transfer among entities under common control. The Company aims to expand its long term and general insurance services through the acquisition of Sparkle.

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

Disposal of subsidiaries

Disposal of Greenpro Credit Limited, a Hong Kong company

On August 2, 2021, the Company sold its entire 100% interest in Greenpro Credit Limited (“GCL”) to an unrelated party for HK$30,000 (approximately $3,847), due to continuing losses incurred by GCL.

As of August 2, 2021, GCL had no assets or liabilities, resulting in a gain on disposal of $3,847, after consideration of foreign currency adjustments.

Acquisition of an associate company

Acquisition of Greenpro KSP Holding Group Company Limited (formerly known as KSP Holding Group Company Limited), a Thailand company

On July 20, 2018, our wholly owned subsidiary, Greenpro Venture Capital Limited (“GVCL”) entered into a sale and purchase agreement with Mr. Prapakorn Saokliew and Ms. Surapa Jamjang, each holding 45.13% and 45.12% shareholdings of a Thailand company, KSP Holding Group Company Limited (renamed to Greenpro KSP Holding Group Company Limited on August 7, 2018) (“KSP”), respectively. Pursuant to the agreement, GVCL agreed to acquire approximately 49% of the shareholdings of KSP in exchange for $363,930, made up of $75,000 in cash and 3,852 shares of the Company’s Common Stock valued at $288,930. The Company also issued 58 shares of the Company’s Common Stock valued at $75 per share, or a total of $4,335, as a commission that was also capitalized as cost of investment in KSP. KSP provides accounting, auditing, and consulting services in Thailand. The Company accounted for its investment in KSP under the equity method of accounting.

On December 31, 2018, the Company determined that its investment in KSP was impaired and recorded an impairment of unconsolidated investment of $363,930. We currently hold approximately 48% of the issued and outstanding shares of KSP.

Acquisitions of other investments

	Name (Domicile)	Acquisition Date	Equity Interest	Business
1.	Greenpro Trust Limited	March 30, 2015	8.33%	Provides trusteeship, custodial and fiduciary services.
	(Hong Kong)	April 13, 2016	2.78%
2.	Agape ATP Corporation (Nevada, USA)	April 14, 2017	1.30%	Supplies health and wellness products.
3.	Millennium Fine Art Inc. (Wyoming, USA)	June 29, 2020	4.65%	Invests in art (Millennium Sapphire).
4.	Ata Plus Sdn. Bhd. (Malaysia)	July 8, 2020	4.45%	Provides an online equity crowd funding platform to assist small to medium-sized enterprises (SMEs) to access funding through its platform.
5.	Global Leaders Corporation (Nevada, USA)	August 30, 2020	5.83%	Provides training and consulting services.
6.	First Bullion Holdings Inc.	October 19, 2020	10%	Provides crypto currency trading and digital asset exchange services.
	(British Virgin Islands)	February 17, 2021	8%
7.	New Business Media Sdn. Bhd. (Malaysia)	November 1, 2020	18%	Provides a capital market focused portal to browse business markets or corporate news.
8.	Angkasa-X Holdings Corp. (British Virgin Islands)	February 3, 2021	12.23%	Provides turnkey services, from strategic satellite anchor station solutions to fully deployable, integrated tactical platform solutions.
9.	Jocom Holdings Corp. (Nevada, USA)	June 2, 2021	2.6%	Operates a Malaysia-based m-commerce platform specializing in online grocery shopping via smartphones.
10.	Ata Global Inc. (Nevada, USA)	July 30, 2021	5%	Provides financial technology (FinTech) services.
11.	catTHIS Holdings Corp. (Nevada, USA)	August 27, 2021	1.58%	Provides a digital catalog management platform for users to upload, share and retrieve digital catalogs from any devices.
12.	ACT Wealth Academy Inc. (Nevada, USA)	February 21, 2022	9.80%	Provides trainings, seminars, events and academy in fields related, but not limited to, financial and wealth.
13.	REBLOOD Biotech Corp. (Nevada, USA)	April 1, 2022	0.94%	Provides health management and biotechnology services.
14.	Best2bid Technology Corp. (Nevada, USA)	June 9, 2022	9.17%	Provides an online bidding platform for the art and creative industry stakeholders.
15.	Celmonze Wellness Corporation (Nevada, USA)	February 8, 2023	4.86%	Provision of beauty and wellness solutions to clients.

1.	Acquisition of Greenpro Trust Limited

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

During 2023, no indicator of impairment occurred and hence, our investment value in GTL remains the same at $11,981 as of December 31, 2023.

2.	Acquisition of Agape ATP Corporation

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

As of December 31, 2023, GVCL owns 1,000,000 shares of common stock of Agape and recognized our investment in Agape under a historical cost of $100 or $0.0001 per share.

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

For the year ended December 31, 2023, the Company made a full impairment of $4,000,000 for the investment in MFAI due to continuing losses incurred by MFAI and uncertainty of the existence of the Millennium Sapphire. As a result, our investment in MFAI was recorded with a nil value as of December 31, 2023.

4.	Acquisition of Ata Plus Sdn. Bhd.

On July 8, 2020, GVCL entered into an acquisition agreement with all the eight shareholders of Ata Plus Sdn. Bhd., a company incorporated in Malaysia and a Recognized Market Operator (RMO) by the Securities Commission of Malaysia (“APSB”). Pursuant to the agreement, GVCL agreed to acquire 15% of the issued and outstanding shares of APSB for a purchase price of $749,992. The purchase price was paid by the Company issuing to the shareholders approximately 45,731 shares of the Company’s restricted Common Stock, which was based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement, $16.4 per share, on November 18, 2020.

As of December 31, 2022, the fair value of APSB was appraised by an independent appraiser, Ravia Global Appraisal Advisory Limited (the “Appraiser”) and according to our 15% interest in APSB, our investment was valued approximately $736,000. Hence, the Company recorded an impairment loss of $13,992 for the year ended December 31, 2022.

For the year ended December 31, 2023, the Company made a further impairment of $736,000 for the investment in APSB due to APSB’s continuing losses and the Company’s shareholdings in APSB were diluted from 15% to approximately 4% at the end of 2023. As a result, our investment in APSB was fully impaired with a nil value as of December 31, 2023.

5.	Acquisition of Global Leaders Corporation

On August 30, 2020, GVCL entered into a subscription agreement with Global Leaders Corporation, a Nevada corporation (“GLC”) to acquire 9,000,000 shares of common stock of GLC at a price of $900 or $0.0001 per share, representing approximately 6% of the total issued and outstanding shares of GLC. GLC’s principal activities are to provide training and consulting services to corporate clients in Hong Kong and China.

As of December 31, 2023, GVCL recognized the investment in GLC at historical cost of $900 under other investments.

6.	Acquisition of First Bullion Holdings, Inc.

On October 19, 2020, GVCL entered into a stock purchase and option agreement with Mr. Tang Ka Siu Johnny and First Bullion Holdings Inc. (“FBHI”). FBHI, a British Virgin Islands company, operates the businesses of banking, payment gateway, credit cards, debit cards, money lending, crypto trading, and securities token offerings, with corporate offices in the Philippines and Hong Kong. Pursuant to the agreement, GVCL agreed to acquire 10% of the issued and outstanding shares of FBHI for a purchase price of $1,000,000 by issuing approximately 68,587 shares of the Company’s restricted Common Stock to Mr. Tang, which was based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement.

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

On February 26, 2021, the Company issued an additional 34,259 shares of its restricted Common Stock to two designees of Mr. Tang at $27 per share (valued at approximately $925,000). Therefore, GVCL, in aggregate, holds 360,000 ordinary shares of FBHI, representing 18% of the total issued and outstanding shares of FBHI. The investment was recognized at historical cost of $2,289,500 under other investments.

As of December 31, 2022, the fair value of FBHI was appraised by the Appraiser and according to our 18% interest in FBHI, our investment was valued approximately $246,000. The depreciation of FHBI’s fair value was mainly due to a significant decrease of its revenue. Hence, the Company recorded an impairment loss of $2,043,500 for the year ended December 31, 2022.

For the year ended December 31, 2023, the Company made a further impairment of $246,000 for the investment in FBHI due to FBHI’s dormant status. As a result, our investment in FBHI was fully impaired with a nil value as of December 31, 2023.

7.	Acquisition of New Business Media Sdn. Bhd.

On November 1, 2020, GVCL entered into an acquisition agreement with Ms. Lee Yuet Lye and Mr. Chia Min Kiat, shareholders of New Business Media Sdn. Bhd (“NBMSB”). NBMSB is a Malaysia company involved in operating a Chinese media portal, provides digital news services focusing on Asian capital markets. NBMSB is also one of the biggest Chinese language digital business news networks in Malaysia and has readers from across Southeast Asia.

Pursuant to the agreement, both Ms. Lee and Mr. Chia have agreed to sell to GVCL an 18% equity stake in NBMSB in consideration of a new issuance of 25,759 shares of the Company’s restricted Common Stock, valued at $411,120 or $15.96 per share. The consideration was derived from an agreed valuation of NBMSB of $2,284,000, based on its assets including customers, fixed assets, cash and cash equivalents, liabilities as of November 1, 2020. Therefore, GVCL recognized the investment in NBMSB at historical cost of $411,120 under other investments.

As of December 31, 2022, the fair value of NBMSB was appraised by an independent appraiser, the Appraiser and according to our 18% interest in NBMSB, our investment was valued approximately $82,000. The depreciation of NBMSB’s fair value was mainly due to its significant drop of revenue. Hence, the Company recorded an impairment loss of $329,120 for the year ended December 31, 2022.

During 2023, no indicator of impairment occurred and hence, our investment value in NBMSB remains the same at $82,000 as of December 31, 2023.

8.	Acquisition of Angkasa-X Holdings Corp.

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

As of December 31, 2023, GVCL recorded the investment in Angkasa at historical cost of $2,800 under other investments.

9.	Acquisition of Jocom Holdings Corp.

On June 2, 2021, GVCL entered into a subscription agreement with Jocom Holdings Corp., a Nevada corporation, which operates a Malaysia-based m-commerce platform specializing in online grocery shopping via smartphones (“Jocom”). Pursuant to the agreement, GVCL acquired 1,500,000 shares of common stock of Jocom at a price of $150 or $0.0001 per share.

As of December 31, 2023, the Company recorded the investment in Jocom at historical cost of $150 under other investments.

10.	Acquisition of Ata Global Inc.

On July 30, 2021, GVCL entered into a subscription agreement with Ata Global Inc., a Nevada corporation, is principally in provision of financial technology (“FinTech”) services (“Ata Global”). Pursuant to the agreement, GVCL acquired 2,250,000 shares of common stock of Ata Global at a price of $225 or $0.0001 per share.

As of December 31, 2023, the Company recorded the investment in Ata Global at historical cost of $225 under other investments.

11.	Acquisition of catTHIS Holdings Corp.

On August 27, 2021, GVCL entered into a subscription agreement with catTHIS Holdings Corp., a Nevada corporation, which provides a digital catalog management platform for users to upload, share and retrieve digital catalogs from any devices (“catTHIS”). Pursuant to the agreement, GVCL acquired 2,000,000 shares of common stock of catTHIS at a price of $200 or $0.0001 per share.

As of December 31, 2023, the Company recorded the investment in catTHIS at historical cost of $200 under other investments.

12.	Acquisition of ACT Wealth Academy Inc.

On February 21, 2022, GVCL entered into a subscription agreement with ACT Wealth Academy Inc., a Nevada corporation, which provides training, seminars, and events in the academic fields (“ACT Wealth”). Pursuant to the agreement, GVCL acquired 6,000,000 shares of common stock of ACT Wealth at a price of $600 or $0.0001 per share.

As of December 31, 2023, the Company recorded the investment in ACT Wealth at a historical cost of $600 under other investments.

13.	Acquisition of REBLOOD Biotech Corp.

On April 1, 2022, GVCL entered into a subscription agreement with REBLOOD Biotech Corp., a Nevada corporation, which is principally in provision of health management and biotechnology services (“REBLOOD”). Pursuant to the agreement, GVCL acquired 1,000,000 shares of common stock of REBLOOD at a price of $100 or $0.0001 per share.

As of December 31, 2023, the Company recorded the investment in REDBLOOD at a historical cost of $100 under other investments.

14.	Acquisition of Best2bid Technology Corp.

On June 9, 2022, GVCL entered into a subscription agreement with Best2bid Technology Corp., a Nevada corporation, which provides an online bidding cum e-commerce platform enabling participants to auction or sell their merchandise to bidders (“Best2bid”). Pursuant to the agreement, GVCL acquired 5,500,000 shares of common stock of Best2bid at a price of $550 or $0.0001 per share.

As of December 31, 2023, the Company recorded the investment in Best2Bid at a historical cost of $550 under other investments.

15.	Acquisition of Celmonze Wellness Corporation.

On February 8, 2023, GVCL entered into a subscription agreement with Celmonze Wellness Corporation, a Nevada corporation, which provides beauty and wellness solutions to clients (“Celmonze”). Pursuant to the agreement, GVCL acquired 5,000,000 shares of common stock of Celmonze at a price of $500 or $0.0001 per share. The investment was recognized at a historical cost of $500 under other investments.

As of December 31, 2023, the Company recorded the investment in Celmonze at a historical cost of $500 under other investments.

Acquisition and termination or disposal of other investments

1.	Acquisition and termination of Innovest Energy Fund

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

On May 18, 2023, the Company decided to terminate its investment in the Fund due to significant impairments suffered since subscription and to cancel the shares issued to the Fund due to the Fund’s failure to provide consideration for the shares. As a result, 300,000 shares of the Company’s restricted Common Stock were cancelled, the value of Common Stock of $300 and the value of additional paid-in capital of $7,205,700, in aggregate of $7,206,000, were reversed accordingly. The Company recorded a reversal of impairment of other investment of $6,882,000 during the year ended December 31, 2023.

2.	Acquisition and disposal of Simson Wellness Tech. Corp.

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

Cross-Border Business Solutions

We provide a full range of cross-border services to small to medium-sized enterprises (SMEs) to assist them in conducting their business effectively. Our “Cross-Border Business Solutions” includes the following services:

●	Advising clients on company formation in Hong Kong, the United States, the British Virgin Islands, and other overseas jurisdictions;

●	Assisting companies to set up bank accounts with banks in Hong Kong to facilitate clients’ banking operations;

●	Providing bank loan referral services;

●	Providing company secretarial services;

●	Assisting companies in applying for business registration certificates with the Inland Revenue Department of Hong Kong;

●	Providing corporate finance consulting services;

●	Providing due diligence investigations and valuations of companies;

●	Advising clients regarding debt and company restructurings;

●	Providing liquidation, insolvency, bankruptcy and individual voluntary arrangement advice and assistance;

●	Designing a marketing strategy and promoting the company’s business, products, and services;

●	Providing financial and liquidity analysis;

●	Assisting in setting up cloud invoicing systems for clients;

●	Assisting in liaising with investors for the purposes of raising capital;

●	Assisting in setting up cloud inventory systems to assist clients to record, maintain and control their inventories and track their inventory levels;

●	Assisting in setting up cloud accounting systems to enable clients to keep track of their financial performance;

●	Assisting clients in payroll matters operated in our cloud payroll system;

●	Assisting clients in tax planning, preparing the tax computation, and making tax filings with the Inland Revenue Department of Hong Kong;

●	Providing cross-border listing advisory services, including but not limited to, United States, United Kingdom, Hong Kong, and Australia;

●	Providing international tax planning in China;

●	Advising on trust and wealth management;

●	Providing an online equity crowd funding platform to assist small to medium sized enterprises (SMEs) to access funding through its platform;

●	Providing crypto currency trading and digital asset exchange services;

●	Providing a capital market focused portal to browse business markets or corporate news;

●	Providing big data and focusing on artificial intelligence (AI) to provide financial services;

●	Providing financial technology (FinTech) services; and

●	Transaction services.

There is a growing market in Asia of companies who are seeking to go public and become listed on a recognized exchange in a foreign jurisdiction. We see tremendous opportunity to the extent that this trend continues worldwide. With respect to cross border listing advisory services, we assist private companies in their desire to list and trade on public exchanges, including the U.S. NASDAQ and OTC Markets. The Jumpstart Our Business Startups Act, or JOBS Act, signed in 2012, eases the initial public offering (“IPO”) process for “emerging growth companies” and reduces their regulatory burden, (2) improves the ability of these companies to access capital through private offerings and small public offerings without SEC registration, and (3) allows private companies with a substantial shareholder base to delay becoming a public reporting company.

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

With growing competition and increasing economic sophistication, we believe more companies need strategies for cross-border restructuring and other corporate matters. Our plan is to bundle our Cross-Border Business Solutions services with our cloud accounting solutions and Accounting Outsourcing Services described below.

Accounting Outsourcing Services

We intend to develop relationships with professional firms from Hong Kong, Malaysia, China, and Thailand that can provide company secretarial, business centers and virtual offices, book-keeping, tax compliance and planning, payroll management, business valuation, and wealth management services to our clients. We intend to include local accounting firms within this network to provide general accounting, financial evaluation, and advisory services to our clients. Our expectation is that firms within our professional network will refer their international clients to us that may need our book-keeping, payroll, company secretarial and tax compliance services. We believe that this accounting outsourcing service arrangement will be beneficial to our clients by providing a convenient, one-stop firm for their local and international business and financial compliance and governance needs.

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

Our business processes for our investment strategy in select start-up and high growth companies are as follows:

●	Step 1. Generating Deal Flow: We expect to actively search for entrepreneurial firms and to generate deal flow through our business incubator and the personal contacts of our executive team. We also anticipate that entrepreneurs will approach us for financing.

●	Step 2. Investment Decision: We will evaluate, examine, and engage in due diligence of a prospective portfolio company, including but not limited to product/services viability, market potential and integrity as well as capability of the management. After that, both parties arrive at an agreed value for the deal. Following that is a process of negotiation which, if successful, ends with capital transformation and restructuring.

●	Step 3. Business Development and Value Adding: In addition to capital contribution, we expect to provide expertise, knowledge, and relevant business contacts to the company.

●	Step 4. Exit: There are several ways to exit an investment in a company. Common exits are:

○	Initial Public Offering (IPO): The company’s shares are offered in a public sale on an established securities market.

○	Trade sale (Acquisition): The entire company is sold to another company.

○	Secondary sale: The company’s firm sells only part of its shares.

○	Buyback or management buyout (MBO): Either the entrepreneur or the management of the company buys back the company’s shares of the firm.

○	Reconstruction, liquidation, or bankruptcy: If the project fails, the company will restructure or close down its operations.

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

Worldwide Wealth Wisdom Development

Worldwide Wealth Wisdom Development (“WWW”) is our marketing and promotional campaign, which is focused on building long-term awareness of our brand. WWW targets the following markets (i) business owners and senior management; (ii) high and medium net worth individuals in China and (iii) financial services providers, such as Certified Financial Planners in China. The campaign involves sharing content, knowledge, and information about wealth management, including wealth creation, wealth protection and wealth succession.

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

Customers

Our revenues are generated from clients located globally, including those from Hong Kong, China, Malaysia, Singapore, Indonesia, Thailand, Australia, Japan, Taiwan, Russia, and the United States. Our venture capital business will initially focus on Hong Kong and other Asian start-ups and high growth companies. We hope to generate deal flow through personal contacts of our management team as well as through our business incubator.

We generated revenues of $3,477,664 and $3,673,997 during the fiscal years ended December 31, 2023, and 2022, respectively. We are not a party to any long-term agreements with our customers.

Competition

We operate in a mature, competitive industry. We consider our focus to be on a niche market of small and medium-sized businesses. Competition in the general field of business advisory services is quite intense, particularly in Hong Kong. We face competition principally from established law firms and consulting service providers in the corporate finance industry, such as Marbury, King & Wood Mallesons, QMIS Financial Group, First Asia Finance Group Limited and their respective affiliates, as well as from certain accounting firms, including those that specialize in a tax planning and corporate restructuring. The competition in China or Malaysia is not as fierce as in Hong Kong. Our major competitors in China are JP Investment Group and QMIS Financial Group while our major competitors in Malaysia are Global Bridge Management Sdn. Bhd. and QMIS Financial Group. These competitors generate significant traffic and have established brand recognition and financial resources. New or existing competition that uses a business model that is different from our business model may pressure us to change so that we can remain competitive.

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

Intellectual Property

We intend to protect our investment in the research and development of our products and technologies. We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights, and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by a particular jurisdiction. Currently, our revenue is derived principally from our operations in Hong Kong, China, and Malaysia, where intellectual property protection may be limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of intellectual property.

We have registered trademarks as a means of protecting the brand names of our companies and products. We intend to protect our trademarks against infringement, and seek to register design protection where appropriate. Currently, there are six trademarks registered under the name of Greenpro Resources (HK) Limited.

Trademark	Trademark Owner	Country / Territory	Registration Date	Brief Description
	Greenpro Resources (HK) Limited	Hong Kong	August 11, 2010, June 25, 2013, and December 3, 2014	Classes 35, 41, 42: Advertising, business management, business administration, office functions, research services, education and training

		U.S.A.	February 2, 2016	Class 35: Business administration services, business assistance, management and information services, business knowledge management and consulting services

		China	December 28, 2014	Classes 35 and 42: Advertising, business management, business administration, office functions and research services

		Singapore	July 22, 2013	Classes 35 and 42: Advisory services related to business management and administration, computer software and security

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

The following regulations are the laws and regulations that may be applicable to us:

Hong Kong

Our businesses located in Hong Kong are subject to the laws and ordinances enacted in Hong Kong including, but not limited to, labor, occupational safety and health, general corporations, intellectual property, and other similar laws. Because our website is maintained through the server in Hong Kong, we shall be required to comply with all laws and ordinances enacted in Hong Kong including, inter alia, data usage and regular terms of services applicable to our potential customers. As the information of our potential customers is preserved in Hong Kong, we will need to comply with the Hong Kong Personal Data (Privacy) Ordinance (Cap 486).

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

Employment Contracts

The Employment Contract Law was promulgated by the National People’s Congress’ Standing Committee on June 29, 2007, and took effect on January 1, 2008 and was revised at the 30th meeting of the Standing Committee of the 11th National People’s Congress on December 28, 2012. The Employment Contract Law governs labor relations and employment contracts (including the entry into, performance, amendment, termination, and determination of employment contracts) between domestic enterprises (including foreign-invested companies), individual economic organizations and private non-enterprise units (collectively referred to as the “employers”) and their employees.

a. Execution of employment contracts

Under the Employment Contract Law, an employer shall sign a written employment contract with an employee within one month from the date of commencement of work. In the event of contravention, the employee is entitled to double wages every month during the period from the day after one month of the employment to the day before one year from the commencement that is the employee may receive up to 11 months additional wages due to the employer’s failure to provide a signed employment contract. If the employer does not sign an employment contract with the employee for more than 12 months since commencement, it will be deemed that an employment contract with a non-fixed term has been signed between the employer and the employee from the day after one year of the employment.

b. Right to non-fixed term contracts

Under the Employment Contract Law, an employee may request a non-fixed term contract without an employer’s consent to renew, if the employee has worked for ten consecutive years. In addition, when signing the third employment contract, the employee is also entitled to a non-fixed term contract with an employer if he has completed two fixed term employment contracts with such employer. Under the non-fixed term contract period, the employer shall not arbitrarily terminate the employment, unless the employee is dismissed under any of the following situations: (1) serious violations of the employer’s rules and regulations; (2) serious dereliction of duty, embezzlement, and causing significant harm to the employer; (3) establishing employment relations with other employers at the same time, which seriously affects the completion of the work tasks of the unit, or refusing to make corrections upon request by the employer; (4) employers who use fraudulent or coercive means or take advantage of others, to force the employer to enter into or modify employment contracts against their true intentions. Unless the employee requests to enter into a fixed term contract, an employer who fails to enter into a non-fixed term contract pursuant to the Employment Contract Law is liable to pay the employee double his/her salary from the date the employment contract should be renewed a non-fixed term.

c. Compensation for termination or expiry of employment contracts

Under the Employment Contract Law, employees are entitled to compensation upon the termination or expiry of an employment contract. Employees are entitled to compensation even in the event the employer (i) has been declared bankrupt; (ii) has its business license revoked; (iii) has been ordered to cease or is revoked or dissolved; or (iv) according to the provisions of the Enterprise Bankruptcy Law, implements economic layoffs during a reorganization; (v) implements economic layoffs due to serious difficulties in production and operation; (vi) undergoes a transfer of production, major technological innovation, or adjustment of its business model, and after changing the employment contract, it is still necessary to lay off employees; (vii) experiences unforeseeable significant changes resulting the inability to perform all or the main terms of the employment contract signed by both parties, or if continued performance will result in high costs and unfair conditions, making it difficult to achieve the purpose of the employment contract. Where an employee has been employed for more than one year, the employee will be entitled to such compensation equivalent to one month’s salary for every completed year of service. Where an employee has been employed for less than one year, such employee will be deemed to have completed one full year of service, who will be entitled to such compensation equivalent to one month’s salary; if employee has been employed for less than six months, the employee will be entitled to such compensation equivalent to half month’s salary.

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

Where a trade union has not been formed, a representative appointed by employee under the guidance of a high-level trade union may execute the collective employment contract. Within districts below county level, collective employment contracts for industries such as those engaged in construction, mining, food and beverage and those from the service sector, etc., may be executed on behalf of employees by the representatives from the trade union of each respective industry. Alternatively, a district-based collective employment contract may be made.

As a result of the Employment Contract Law, all our employees have executed standard written employment agreements with us. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

On October 28, 2010, the National People’s Congress of China promulgated the PRC Social Insurance Law, which became effective on July 1, 2011, the decision to amend the Social Insurance Law of the People’s Republic of China was made by the Standing Committee of the National People’s Congress on December 29, 2018, and came into effect on December 29, 2018. In accordance with the PRC Social Insurance Law, the Interim Regulations on the Collection and Payment of Social Security Fund and other relevant laws and regulations, China establishes a social insurance system including basic pension insurance, basic medical insurance, work-related injury insurance, unemployment insurance and maternity insurance. An employer shall pay the social insurance for its employees in accordance with the rates provided under relevant regulations and shall withhold the social insurance that should be assumed by the employees. The authorities in charge of social insurance may request an employer’s compliance and impose sanctions if such employer fails to pay and withhold social insurance in a timely manner. Under the Regulations on the Administration of Housing Fund effective in 1999, as amended in 2002, and it was revised again by the State Council in 2019 and implemented on March 24, 2019. PRC companies must register with applicable housing fund management centers and establish a special housing fund account in an entrusted bank. Both PRC companies and their employees are required to contribute to the housing funds.

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

Foreign Exchange Control and Administration

Foreign exchange in China is primarily regulated by:

●	The Regulations of the People’s Republic of China on Foreign Exchange Administration (revised in 2008) (“Foreign Exchange Administration Regulations”); and

●	The Administration Interim Provisions of the Settlement, Sale and Payment of Foreign Exchange (1996).

Under the Foreign Exchange Administration Regulations, if documents certifying the purposes of the conversion of RMB into foreign currency are submitted to the relevant foreign exchange conversion bank, the RMB will be convertible for current account items, including the distribution of dividends, interest and royalty payments, and trade and service-related foreign exchange transactions. Conversion of RMB for capital account items, such as direct investment, loans, securities investment, and repatriation of investment, however, is subject to the approval of SAFE or its local counterpart.

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

As an offshore holding company with PRC subsidiaries, we may (i) make additional capital contributions to our PRC subsidiaries, (ii) establish new PRC subsidiaries and make capital contributions to these new PRC subsidiaries, (iii) make loans to our PRC subsidiaries or consolidated affiliated entities, or (iv) acquire offshore entities with business operations in China in offshore transactions. However, most of these uses are subject to PRC regulations and approvals. For example:

●	Capital contributions to our PRC subsidiaries, whether existing or newly established ones, must be approved by the Ministry of Commerce or its local authorities;

●	Loans by us to our PRC subsidiaries, each of which is a foreign-invested enterprise, to finance their activities cannot exceed statutory limits and must be registered with SAFE or its local branches; and

●	Loans by us to our consolidated affiliated entities, which are domestic PRC entities, must be approved by the National Development and Reform Commission and must also be registered with SAFE or its local branches.

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

A FIE shall truthfully use its capital by itself within the business scope and shall not, directly or indirectly, use its capital or RMB converted from the foreign currency-dominated capital for (i) expenditure beyond its business scope or expenditure prohibited by laws or regulations, (ii) direct account indirectly used for securities investment; (iii) disbursing RMB entrusted loans (unless permitted under its business scope), repaying inter-corporate borrowings (including third-party advance) and repaying RMB bank loans already refinanced to any third party; (iv) except for foreign-invested real estate enterprises, it shall not be used to pay related expenses for purchasing non-self-use real estate. Where a FIE, other than a foreign-invested investment company, foreign-invested venture capital enterprise or foreign-invested equity investment enterprise, makes domestic equity investment by transferring its capital in the original currency, it shall obey the current provisions on domestic re-investment. Where such a FIE makes domestic equity investment by its RMB conversion, the invested enterprise shall first go through domestic re-investment registration and open a corresponding Accounts for FX settlement and pending payment, and the FIE shall thereafter transfer the conversion to the aforesaid Account according to the actual amount of investment.

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

Seasonality

Our businesses are not subject to seasonality.

Employees

As of March 28, 2024, we have 46 employees, located in the following territories:

Country/Territory	Number of Employees
Malaysia	12
China	23
Hong Kong	11

As a result of the Employment Contract Law, all our employees in China have executed standard written employment agreements with us.

We are required to contribute to the Employees Provident Fund (EPF) under a defined contribution pension plan for all eligible employees in Malaysia between the ages of 18 and 55. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. The participants are entitled to all our contributions together with accrued returns regardless of their length of service with the Company. For the years ended December 31, 2023, and 2022, the contributions were $29,570 and $36,593, respectively.

We are required to contribute to the Mandatory Provident Fund (MPF) for all eligible employees in Hong Kong between the ages of 18 and 65. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2023, and 2022, the MPF contributions by the Company were $22,027 and $22,025, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

We are required to contribute to the Social Insurance Schemes and Housing Fund Schemes for all eligible employees in PRC. For the years ended December 31, 2023, and 2022, the contributions were $39,958 and $47,901, respectively.

Executive Office and Other Information

Our principal executive office is located at B-23A-02, G-Vestor Tower, Pavilion Embassy, 200 Jalan Ampang, 50450 W.P. Kuala Lumpur, Malaysia. Our principal telephone number is +60 3 8408 - 1788 and our website is “greenprocapital.com”. The information contained on our website is not, and should not be interpreted to be, a part of this Form 10-K.

We have regional offices in Hong Kong and Shenzhen, China which principally serve their respective clients and provide support to the Company.

We are required to file periodic reports and current reports with the Securities and Exchange Commission (“SEC”). Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports, is available on the SEC’s website at www.sec.gov.

Future Development Plan

We are in the process of carrying out the following development plans.

1.	Expansion of Corporate Finance Services:

We plan to further expand our corporate finance services business. Our corporate finance services include financial advisory services relating to listings in the US capital markets (NYSE, NASDAQ or OTC Markets) or listings in Hong Kong, mergers and acquisitions, investment valuation, project management and other financial advisory services. We intend to enhance our corporate finance business in China, Hong Kong, Malaysia, and Thailand, by engaging in more marketing activities and expanding our business network to these regions.

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

●	Wealth Management Portfolio Development. The increase in the number of high-net-worth individuals in the Asia Pacific Region has created opportunities and needs for cross-border wealth management services. Leveraging our competitive advantages with integrated financial services and strategic offices, we look forward to enhancing our strategic development in wealth management, fund management and asset management businesses. We continue to look for partnerships to explore the potential of wealth management, fund management and asset management services, and provide with the assistance from our affiliates customized wealth creation, wealth protection and wealth succession solutions for medium, high, and ultra-high net worth individuals/families in the Asian region. We also expect to place more efforts into the development of our Wealth Network Database focusing on wealth related information sharing.

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

More specifically our business was affected to a large extent by a shut-down of operations both for ourselves and our clients for much of 2020 and the first half of 2021. Total revenue for fiscal year 2023 was $3,477,664 compared to $3,673,997 for fiscal year 2022. A decrease of revenue was mainly due to the sale of three units of real estate properties for $840,036 during the year ended December 31, 2022, but no real estate property was sold during 2023. We expect revenue from both business service and real estate segments to steadily improve when the impact of the COVID-19 pandemic becomes contained.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or ability to consummate any investment or business expansion plans, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, the COVID-19 pandemic may also affect our overall ability to react timely to mitigate the impact of this event and may hamper our efforts to contact our service providers and advisors and to provide our investors with timely information and comply with our filing obligations with the SEC, especially in the event of office closures, stay-in-place orders and a ban on travel or quarantines. We are still assessing our business operations and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or particularly in our sector.

Risks Related to Our Business

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Nevada in July 2013. For the years ended December 31, 2023, and 2022, we generated revenues of $3,477,664 and $3,673,997 and incurred an operating loss of $1,503,178 and $1,518,503, respectively. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we are operating. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to market our product and services;

●	our ability to generate revenues; and

●	our ability to raise the capital necessary to continue marketing and developing our product.

We are not currently profitable and may not become profitable.

As of and for the year ended December 31, 2023, we recorded an operating loss of $1,503,178, accumulated deficit of $36,549,095 and a negative cash flow of $1,594,718 in operating activities. We expect to incur operating losses and negative operating cash flows for the foreseeable future, and we may not achieve profitability. We also expect to experience negative cash flow for the foreseeable future due to operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our business.

We may not be able to continue to operate as a going concern.

For the year ended December 31, 2023, the Company recorded an operating loss of $1,503,178 and used cash in operating activities of $1,594,718, and as of December 31, 2023, we incurred accumulated deficit of $36,549,095. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2023, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future equity sales; the level of commercial acceptance by clients of our services; fluctuations in the demand for our service the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and general economic conditions. If realized, any of these risks could have a material adverse effect on our business, financial condition, and operating results.

If we are unable to gain any significant market acceptance for our service or establish a significant market presence, we may be unable to generate sufficient revenue to continue our business.

Our growth strategy is substantially dependent upon our ability to successfully market our service to prospective clients. However, our planned services may not achieve significant acceptance. Such acceptance, if achieved, may not be sustained for any significant period. Failure of our services to achieve or sustain market acceptance could have a material adverse effect on our business, financial conditions, and the results of our operations.

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

We may be unable to enter our intended markets successfully. The factors that could affect our growth strategy include our success in (a) developing our business plan, (b) obtaining our clients, (c) obtaining adequate financing on acceptable terms, and (d) adapting our internal controls and operating procedures to accommodate our future growth.

Our systems, procedures and controls may not be adequate to support the expansion of our business operations. Significant growth will place managerial demands on all aspects of our operations. Our future operating results will depend substantially upon our ability to manage changing business conditions and to implement and improve our technical, administrative, and financial controls and reporting systems.

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

We intend to incorporate open-source software into our platform. Although we monitor our use of open source closely, the terms of many open-source licenses have not been interpreted by U.S. courts or jurisdictions elsewhere, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our services. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open-source software incorporated into our products. In either event, we could be required to seek licenses from third parties to continue our services in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results, and financial condition.

We also intend to incorporate certain third-party technologies, including software programs, into our website and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in releases of our platform until equivalent technology can be identified, licensed, or developed, and integrated into our current products. These delays if they occur, could materially adversely affect our business, operating results, and financial condition. Any disruption in our access to software programs or third-party technologies could result in significant delays in releases of our platform and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our products any other software program licensed from a third party, and the use of such software program is necessary for the proper operation of our appliances, then our loss of any such license would similarly adversely affect our ability to release our products in a timely fashion.

The security of our computer systems may be compromised and harm our business.

A significant portion of our business operations is conducted through use of our computer network. Although we intend to implement security systems and procedures to protect the confidential information stored on these computer systems, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties. As well, they may be able to create system disruptions, shutdowns or effect denial of service attacks. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our networks or client computers, or otherwise exploit any security vulnerabilities, or that misappropriate and distribute confidential information stored on these computer systems. Any of the foregoing could result in damage to our reputation and customer confidence in the security of our products and services and could require us to incur significant costs to eliminate or alleviate the problem. Additionally, our ability to transact business may be affected. Such damage, expenditures and business interruption could seriously impact our business, financial condition, and results of operations.

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

Our business operations are conducted in South-East Asia and East Asia. Accordingly, the results of our operations, financial condition and prospects are subject to a significant degree to the economic, political, and legal conditions of the South-East Asia and East Asia countries where we intend to develop business. Following the closing of our initial public offering in 2018, we derive a significant portion of our revenues and earnings from Hong Kong, our principal business place, PRC, Malaysia, and other South-East Asia countries, respectively. Operation in multiple foreign countries involves substantial risk. For example, our operations and business activities are subject to a variety of laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy and security requirements, labor laws, intellectual property laws, privacy laws, and anti-competition regulations. As we expand into additional countries, the complexity inherent in complying with these laws and regulations increases, making compliance more difficult and costly and driving up the costs of doing business in foreign jurisdictions. Any failure to comply with foreign laws and regulations could subject us to fines and penalties, make it more difficult or impossible to do business in that country and harm our reputation.

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

We are a Nevada corporation but most of our assets are and will be located outside of the United States. Almost all our operations are conducted in Hong Kong, Malaysia, and the PRC. In addition, most of our officers and directors are the nationals and residents of a country other than the United States. Most of their assets are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon them. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors since he or she is not a resident in the United States. In addition, there is uncertainty as to whether the courts of Hong Kong or other Asian countries would recognize or enforce judgments of U.S. courts.

Payment of dividends is subject to restrictions under Nevada, Hong Kong, Malaysia, and the PRC laws.

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

We can give no assurance that we will declare dividends of any amounts, at any rate or at all in the future. The declaration of future dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements, general financial conditions, legal and contractual restrictions, and other factors that our board of directors may deem relevant.

Risks Related to Doing Business in Hong Kong and China

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives, and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect on subsequent cases with similar issues and fact patterns. Furthermore, in line with its transformation from a centrally planned economy to a relatively free market economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. For example, the PRC government may impose restrictions on the amount of service fees that may be payable by municipal governments to wastewater and sludge treatment service providers. Also, the PRC central and municipal governments may impose more stringent environmental regulations which would affect our ability to comply with, or our costs to comply with, such regulations. Such changes, if implemented, may adversely affect our business operations, and may reduce our profitability.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market-oriented economy subject to five-year and annual plans adopted by the central government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations, or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic, and social environment.

The recent state government interference into business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in Hong Kong and China.

Recently, the Chinese government announced that it would step up supervision of Chinese firms listed offshore. Under the new measures, China will improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading, China will also check sources of funding for securities investment and control leverage ratios. The Cyberspace Administration of China (“CAC”) has also opened a cyber-security probe into several U.S.-listed tech giants focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the Data Security Law, how companies collect, store, process, and transfer data. If our Hong Kong and PRC subsidiaries are subject to such a probe or if they are required to comply with stepped-up supervisory requirements, valuable time from management and money may be expended in complying and/or responding to the probe and requirements, thus diverting valuable resources and attention away from our operations. This may, in turn, negatively impact their operations.

The Company is headquartered in Malaysia with operations in Hong Kong and China. The Company is NOT a Chinese operating company but a Malaysian holding company with operations conducted by its subsidiaries based in Hong Kong and China that this structure involves unique risks to investors. It does not use variable interest entities in its corporate structure. It provides cross-border business solutions such as tax planning, trust and wealth management, cross border listing advisory services, transaction services, record management services, and accounting outsourcing services. One of its venture capital business segments focuses on rental activities of commercial properties and the sale of investment properties. None of the aforesaid business activities appears to be within the current targeted areas of concern by the Chinese government. The Company plans to continue to explore future potential business opportunities in the Asia region, in particular Southeast Asia. Nonetheless, it intends to keep Hong Kong and China as part of its operating structure going forward and this would potentially subject it to political and economic influence from China to the extent of such operations.

Because of the Company’s subsidiaries in Hong Kong and mainland China and its operations there and given the Chinese government’s significant oversight and discretion over the conduct of our Hong Kong and PRC subsidiaries’ business operations there, there is always a risk that the Chinese government may, in the future, seek to affect operations of any company with any level of operations in China including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. In light of China’s recent extension of authority not only in China but into Hong Kong, there are risks and uncertainties which it cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice. The Chinese government may intervene or influence the Company’s current and future operations in Hong Kong and China at any time or may exert more control over offerings conducted overseas and/or foreign investment in issuers likes us.

If any or all the foregoing were to occur, this could lead to a material change in our Hong Kong and China subsidiaries’ operations and/or the value of the Company’s Common Stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Our shares may be delisted under the Holding Foreign Companies Accountable Act (“HFCAA”) if the PCAOB is unable to inspect our auditors for three consecutive years beginning in 2021. If the bill passed by the U.S. Senate on June 22, 2021, is passed by the U.S. House of Representatives and signed into law, this would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two. The delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The Holding Foreign Companies Accountable Act (“HFCAA”) was enacted on December 18, 2020. The HFCAA states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit the company’s shares from being traded on a national securities exchange or in the over-the-counter trading market in the U.S.

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

On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate (“Commission-Identified Issuers”). The final amendments require Commission-Identified Issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that a Commission-Identified Issuer that is a “foreign issuer,” as defined in Exchange Act Rule 3b-4, provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. Further, the release provides notice regarding the procedures the SEC has established to identify issuers and to impose trading prohibitions on the securities of certain Commission-Identified Issuers, as required by the HFCAA.

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

Changes in China’s economic, political, or social conditions or government policies could have a material adverse effect on our future business and operations.

Our business direction going forward is focused on the Asia region which, accordingly, could place our future business, financial condition, results of operations and prospects be influenced to a certain degree by political, economic, and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies.

The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment for certain industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our future business and operating results, lead to reduction in demand for our services and adversely affect our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our future business and operating results.

Interpretation of PRC laws and the implementation of National Security Law in Hong Kong involve uncertainty.

The PRC’s legal system is based on written statutes, and prior court decisions can only be used as a reference. Since 1979, the PRC’s government has promulgated laws and regulations in relation to economic matters such as foreign investment, corporate organization and governance, commerce, taxation, and trade, with a view to developing a comprehensive system of commercial law, including laws relating to property ownership and development. However, since these laws and regulations have not been fully developed, and because of the limited volume of published cases and the non-binding nature of prior court decisions, interpretation of PRC’s laws and regulations involves a degree of uncertainty. Some of these laws may be changed with little advance notice, without immediate publication or may be amended with retroactive effect.

On June 30, 2020, China’s top legislature unanimously passed The Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region that was enacted on the same day. Like PRC’s laws and regulations, the interpretation of National Security Law involves a degree of uncertainty.

Depending on the government agency or how an application or case is presented to such agency, we may receive less favorable interpretations of laws and regulations than our competitors, particularly if a competitor has long been established in the locality of and has developed a relationship with such agency. In addition, any litigation may be protracted and result in substantial costs and a diversion of resources and management attention. All these uncertainties may cause difficulties in the enforcement of our land use rights, entitlements under our permits and other statutory and contractual rights and interests.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law.

In connection with any future offering, we may be subjected to the U.S. Foreign Corrupt Practices Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We may also be subjected to Chinese anti-corruption laws, which strictly prohibit the payment of bribes to government officials. Going forward, our Hong Kong and China subsidiaries may have operations, agreements with third parties, and make sales in China, which may experience corruption. Our Hong Kong and China subsidiaries’ future activities in China may create the risk of unauthorized payments or offers of payments by one of their employees, because sometimes these employees are out of our control. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect their business, operating results, and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Our Hong Kong and China subsidiaries may be subject to a variety of laws and other obligations regarding cyber security and data protection, and any failure to comply with applicable laws and obligations could have a material and adverse effect on their business, financial condition, and results of operations.

Our Hong Kong and China subsidiaries may be subject relating various risks and costs associated with to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. Our Chinese subsidiary collects, uses, shares, or retains, securities personal information (such as personal information and related data) that needs to leave mainland China, approval from relevant Chinese departments is required. This data is wide ranging and relates to our investors, employees, contractors, and other counterparties and third parties. The relevant PRC laws apply not only to third-party transactions, but also to transfers of information between us, our subsidiaries, and other parties with which we/they have commercial relations.

The PRC regulatory and enforcement regime regarding privacy and data security is evolving. The PRC Cyber Security Law, which was promulgated on November 7, 2016 and became effective on June 1, 2017 provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. According to the Cyber Security Review Measures promulgated by the Cyberspace Administration of China and certain other PRC regulatory authorities in December 2021, which became effective in February 2022, operators of critical information infrastructure must pass a cyber-security review when purchasing network products and services which do or may affect national security. If they provide or are deemed to provide such network products and services to critical information infrastructure operators, or they are deemed to be a critical information infrastructure operator, they would be required to follow cyber security review procedures. There can be no assurance that they would be able to complete the applicable cyber security review procedures in a timely manner, or at all, if they are required to follow such procedures. Any failure or delay in the completion of the cyber security review procedures may prevent them from using or providing certain network products and services, and may result in fines of up to ten times the purchase price of such network products and services being imposed upon us, if they are to be deemed a critical information infrastructure operator using network products or services without having completed the required cyber security review procedures. The PRC government is increasingly focused on data security, recently launching cyber security review against several mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period.

On June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the Data Security Law which shall take effect on September 1, 2021. The Data Security Law provides for data security and privacy obligations of entities and individuals carrying out data activities, prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from the competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines of up to RMB10 million, suspension of relevant business, and revocation of business permits or licenses.

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

In addition, on December 28, 2021, the Cyberspace Administration of China issued the Measures for Cyber Security Review, and come into force as of February 15, 2022, which proposes to authorize the relevant government authorities to conduct cyber security review on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess personal data of more than one million users. The PRC National Security Law covers various types of national security, including technology security and information security.

Considering the business of our Hong Kong and China subsidiaries may involve processing information of natural and legal persons, such information may be considered important data in accordance with the PRC Cyber Security Law, the National Security Law of the People’s Republic of China, the Personal Information Protection Law of the People’s Republic of China, the Data Security Law of the People’s Republic of China, and the Personal Information Security Specification for Information Security Technology. If our Chinese subsidiary needs to provide such information generated in the mainland of China to Hong Kong or the United States based on business purpose or the requirements of the relevant competent authorities in the United States, it needs to obtain the permission of China’s Cyberspace Department in accordance with the Measures for Data Exit Security Assessment issued and implemented by the Cyberspace Administration of China in September 2022 and other relevant regulations.

Compliance with the PRC Cyber Security Law, the PRC National Security Law, the Data Security Law, the Personal Information Protection Law, the Cyber Security Review Measures, as well as additional laws and regulations that PRC regulatory bodies may enact in the future, including data security and personal information protection laws, may result in additional expenses to us and subject us to negative publicity, which could harm our reputation among users and negatively affect the trading price of our shares in the future. There are also uncertainties with respect to how the PRC Cyber Security Law, the PRC National Security Law and the Data Security Law will be implemented and interpreted in practice. PRC regulators, including the Ministry of Public Security, the MIIT, the SAMR and the Cyberspace Administration of China, have been increasingly focused on regulation in the areas of data security and data protection, including for mobile apps, and are enhancing the protection of privacy and data security by rulemaking and enforcement actions at central and local levels. We expect that these areas will receive greater and continued attention and scrutiny from regulators and the public going forward, which could increase our Hong Kong and China subsidiaries’ compliance costs and subject them to heightened risks and challenges associated with data security and protection. If our Hong Kong and China subsidiaries are unable to manage these risks, they could become subject to penalties, including fines, suspension of business, prohibition against new user registration (even for a short period of time) and revocation of required licenses, and their reputation and results of operations could be materially and adversely affected.

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

Some of our business operations are conducted in Hong Kong and the PRC through our Hong Kong and China subsidiaries. If the U.S. regulators carry out investigation on us and there is a need to conduct investigation or collect evidence within the territory of the PRC, the U.S. regulators may not be able to carry out such investigation or evidence collection directly in the PRC under the PRC laws. The U.S. regulators may consider cross-border cooperation with securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or regulatory cooperation mechanism established with the securities regulatory authority of the PRC.

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

Our Hong Kong and China subsidiaries’ business is subject to regulation by various governmental agencies in China, including agencies responsible for monitoring and enforcing compliance with various legal obligations, such as value-added telecommunication laws and regulations, privacy and data protection-related laws and regulations, intellectual property laws, employment and labor laws, workplace safety, environmental laws, consumer protection laws, governmental trade laws, import and export controls, anti-corruption and anti-bribery laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in China. These laws and regulations impose added costs on their business. Noncompliance with applicable regulations or requirements could subject them to:

●	investigations, enforcement actions, and sanctions;
●	mandatory changes to our network and products;
●	disgorgement of profits, fines, and damages;
●	civil and criminal penalties or injunctions;
●	claims for damages by our customers or channel partners;
●	termination of contracts;
●	loss of intellectual property rights;
●	failure to obtain, maintain or renew certain licenses, approvals, permits, registrations, or filings
●	necessary to conduct our operations; and
●	temporary or permanent debarment from sales to public service organizations.

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

U.S. public companies that have substantially all their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud.

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

On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is in a foreign jurisdiction and that the Public Company Accounting Oversight Board (“PCAOB”) is unable to inspect or investigate (“Commission-Identified Issuers”). The final amendments require Commission-Identified Issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that a Commission-Identified Issuer that is a “foreign issuer,” as defined in Exchange Act Rule 3b-4, provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. Further, the release provides notice regarding the procedures the SEC has established to identify issuers and to impose trading prohibitions on the securities of certain Commission-Identified Issuers, as required by the HFCAA.

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

These recent developments could add uncertainties to our offering, and we cannot assure you whether NASDAQ or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to the audit of our financial statements.

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

As a result of these scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our future offerings, business, and our share price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our Company. This situation will be costly and time consuming and distract our management from developing our growth. If such allegations are not proven to be groundless, we and our business operations will be severely affected, and you could sustain a significant decline in the value of our shares.

NASDAQ may apply additional and more stringent criteria for our continued listing.

NASDAQ Listing Rule 5101 provides NASDAQ with broad discretionary authority over the continued listing of securities in NASDAQ and NASDAQ may use such discretion to deny apply additional or more stringent criteria for the continued listing of particular securities, or suspend or delist particular securities based on any event, condition, or circumstance that exists or occurs that makes continued listing of the securities on NASDAQ inadvisable or unwarranted in the opinion of NASDAQ, even though the securities meet all enumerated criteria for continued listing on NASDAQ. In addition, NASDAQ has used its discretion to deny continued listing or to apply additional and more stringent criteria in the instances, including but not limited to where the company engaged an auditor that has not been subject to an inspection by PCAOB, an auditor that PCAOB cannot inspect, or an auditor that has not demonstrated sufficient resources, geographic reach, or experience to adequately perform the company’s audit. For the concerns, we may be subject to the additional and more stringent criteria of NASDAQ for our continued listing.

The current tension in international trade, particularly regarding U.S. and China trade policies, may adversely impact our business, financial condition, and results of operations.

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

Hong Kong is a Special Administrative Region of the PRC and enjoys a high degree of autonomy under the “one country, two systems” principle. The Hong Kong Special Administrative Region’s constitutional document, the Basic Law, ensures that the current political situation will remain in effect for 50 years. Hong Kong has enjoyed the freedom to function in a high degree of autonomy for its affairs, including currencies, immigration and custom, independent judiciary system and parliamentary system. However, we are not in any position to guarantee the implementation of the “one country, two systems” principle and the level of autonomy as currently in place now. Any changes in the state of political environment in Hong Kong may materially and adversely affect our business and operation. Additionally, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our clients.

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

However, according to the “Arrangement for Overseas Listing of Domestic Enterprises” and the Management Trial Measures for the Administration of Overseas Issuance and Listing of Securities by Domestic Enterprises (hereinafter “Management Trial Measures”) issued by the China Securities Regulatory Commission on February 17, 2023, Management Trial Measures are clearly stipulated that if a foreign investor acquires control of a domestic enterprise and is listed overseas as an issuer, and the issuer simultaneously meets the following conditions, it will be recognized as an indirect overseas listing of a domestic enterprise and subject to the supervision and management of the China Securities Regulatory Commission: (1) The operating income, total profit, total assets, or net assets of the domestic enterprise in the most recent accounting year, the ratio of any indicator of total profit, total assets, or net assets , whichever to the issuer’s audited consolidated financial statements for the same period exceeds 50%; (2) The main business activities are carried out in mainland China or the main premises are located in mainland China, or the majority of senior management personnel responsible for business management are Chinese citizens or have their habitual residence in mainland China. Since the implementation date of the “Management Trial Measures”, a domestic enterprise that falls within the scope of filing and has been issued and listed overseas or meets the following conditions is a stock enterprise: Before the implementation date of the “Management Trial Measures”, the application for indirect overseas issuance and listing has been approved by an overseas regulatory authority or an overseas stock exchange (such as the Hong Kong market has passed the hearing, the United States market has agreed to register and take effect, etc.), and there is no need to re-fulfill the regulatory procedures for the issuance and listing of overseas regulatory agencies or overseas stock exchanges (such as a re-hearing in the Hong Kong market, etc.), and complete the overseas issuance and listing before September 30, 2023. Stock enterprises do not require immediate filing, and subsequent filing matters such as refinancing should be filed as required. Therefore, if we are identified by the China Securities Regulatory Commission as to the situation of “indirect overseas listing”, we should go through relevant filing procedures with the China Securities Regulatory Commission as required when subsequent filing matters such as refinancing are involved.

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

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments, which require, among others, in addition to any “operator of critical information infrastructure,” any “data processor” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review. Later, on December 28, 2021, the Measures for Cybersecurity Review (2021 version) were promulgated and became effective on February 15, 2022, which provide that any “online platform operators” controlling personal information of more than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review. The Measures for Cybersecurity Review (2021 version) further elaborated the factors to be considered when assessing the national security risks of the relevant activities. On November 14, 2021, the Cyberspace Administration of China published the Network Internet Data Protection Draft Regulations (draft for comments), which reiterates that data handlers that process the personal information of more than one million users listing in a foreign country should apply for a cybersecurity review. We do not believe we are among the “operator of critical information infrastructure”, “data processor”, “online platform operators” or “data handler” as mentioned above, however, considering our Chinese subsidiary’s business may involve important data such as personal information, the relevant activities of our Chinese subsidiary will be regulated by Measures for Cyber Security Review and other relevant data regulations.

On February 17, 2023, the CSRC released the Trial Measures and five supporting guidelines, which will come into effect on March 31, 2023, and if enacted, may subject us to additional compliance requirement in the future. See “Risk Factors - Risks Related to Our Corporate Structure - The Opinions recently issued by the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council, and the New Overseas Listing Rules promulgated by the CSRC may subject us to additional compliance requirements in the future.”

The Measures for Cybersecurity Review (2021 version) was newly adopted, the Network Internet Data Protection Draft Regulations (draft for comments) is in the process of being formulated and the Opinions remain unclear on how they will be interpreted, amended, and implemented by the relevant PRC governmental authorities. Thus, substantial uncertainties exist with respect to its interpretation and implementation regarding such laws and regulations. Furthermore, if we are required by the Trial Measures to complete the filing procedures with the CSRC in connection with our listing, we cannot assure you that we will be able to complete such filings in a timely manner, or at all, in the future. Any failure by us to comply with such filing procedures could impact our operations materially and adversely, and significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Furthermore, we and our subsidiaries, and our investors may face uncertainty about future actions by the government of China that could significantly affect our financial performance and operations. We cannot assure you that the PRC government will not initiate possible governmental actions or scrutiny to us, which could substantially affect our operation and the value of our shares may depreciate quickly. As of the date of this report, neither our Company nor any of our subsidiaries have received nor was denied permission from Chinese authorities to list on U.S. exchanges under the PRC laws and regulations currently in effect. However, there is no guarantee that our Company or our subsidiaries will receive, or not be denied, permission from Chinese authorities to list on U.S. exchanges in the future. China’s economic, political, and social conditions, as well as interventions and influences of any government policies, laws and regulations are uncertain and could have a material adverse effect on our business.

The Opinions recently issued by the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council, and the New Overseas Listing Rules promulgated by the CSRC may subject us to additional compliance requirements in the future.

On February 17, 2023, with the approval of the State Council, the CSRC released the Trial Measures and five supporting guidelines, which will come into effect on March 31, 2023. According to the Trial Measures, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC; if a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines; (2) if the issuer meets both of the following conditions, the overseas offering and listing shall be determined as an indirect overseas offering and listing by a domestic company: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; (ii) its major operational activities are carried out in mainland China or its main places of business are located in mainland China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in mainland China; and (3) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes an application for an initial public offering in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted. On the same day, the CSRC also held a press conference for the release of the Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which, among others, clarifies that (1) on or prior to the effective date of the Trial Measures, domestic companies that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges may reasonably arrange the timing for submitting their filing applications with the CSRC, and must complete the filing before the completion of their overseas offering and listing; (2) a six-month transition period will be granted to domestic companies which, prior to the effective date of the Trial Measures, have already obtained the approval from overseas regulatory authorities or stock exchanges, but have not completed the indirect overseas listing; if domestic companies fail to complete the overseas listing within such six-month transition period, they shall file with the CSRC according to the requirements; and (3) the CSRC will solicit opinions from relevant regulatory authorities and complete the filing of the overseas listing of companies with contractual arrangements which duly meet the compliance requirements, and support the development and growth of these companies.

On April 2, 2022, the CSRC solicited opinions from the public on the revision of the “Regulations on Strengthening the Confidentiality and Archive Management of Securities Issuance and Listing Abroad”. On February 24, 2023, the “Regulations on Strengthening the Confidentiality and Archive Management of Securities Issuance and Listing Abroad” (hereinafter referred to as the “Regulations on Overseas Listing Archives”) were announced and will come into effect on March 31, 2023. According to Regulations on Overseas Listing Archives, in the overseas listing activities of domestic companies, domestic companies, as well as securities companies and securities service institutions providing relevant securities services thereof, should establish a sound system of confidentiality and archival work, shall not disclose state secrets, or harm the state and public interests. Where a domestic company provides or publicly discloses to the relevant securities companies, securities service institutions, overseas regulatory authorities and other entities and individuals, or provides or publicly discloses through its overseas listing entity, any document or material involving any state secret or any work secret of any governmental agency, it shall report to the competent authority for approval in accordance with the law, and submit to the secrecy administration department for filing. Domestic companies shall not provide accounting records to an overseas accounting firm that has not performed the corresponding procedures. Securities companies and securities service organizations shall comply with the confidentiality and archive management requirements and keep the documents and materials properly. Securities companies and securities service institutions that provide domestic enterprises with relevant securities services for overseas issuance and listing of securities shall keep such archives they compile within the territory of the PRC and shall not transfer such archives to overseas institutions or individuals, by any means, such as carrying, shipping or through any other information technologies, without the approval of the relevant competent authorities. If the archives or duplicates of such archives are of important value to the state and society and needed to be taken abroad, approval shall be obtained in accordance with relevant provisions.

The Trial Measures, and Regulations on Overseas Listing Archives subject us to additional compliance requirements in the future, and we cannot assure you that we will be able to get the clearance of filing procedures under the Trial Measures on a timely basis, or at all. Any failure by us to fully comply with new regulatory requirements, including but limited to the failure to complete the filing procedures with the CSRC if required, may significantly limit or completely hinder our ability to offer or continue to offer our Ordinary Shares, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our financial condition and results of operations and cause our Ordinary Shares to significantly decline in value or become worthless.

Risks Related to our Common Stock

If we fail to meet the continued listing requirements of Nasdaq could result in the de-listing of our Common Stock.

If the closing bid price for the Company’s Common Stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market pursuant to the Nasdaq Listing Rule 5550(a)(2). However, the Nasdaq Listing Rules also provide the Company a compliance period of 180 calendar days (i.e. by July 5, 2022) in which to regain compliance.

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

Currently, Mr. Lee Chong Kuang, our CEO and his spouse in aggregate own approximately 25% of our outstanding shares of Common Stock, and Mr. Loke Che Chan Gilbert, our CFO and his sons in aggregate own approximately 19% of our outstanding shares of Common Stock, collectively 44%. As a result, Messrs. Lee and Loke are collectively able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit the other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to protect our information systems and protect the confidentiality, integrity, and availability of our data. We have established policies and procedures to assess, identify, and manage material risk from cybersecurity threats. We assess risks from cybersecurity threats against our information systems that may result in adverse effects on our information systems or any information residing therein. We conduct periodic and ad-hoc assessments to identify cybersecurity threats.

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to mitigate identified risks and reasonably address any identified gaps in existing safeguards. Our IT specialist reports to our Chief Executive Officer (CEO) to manage the risk assessment and mitigation process. We monitor and test our safeguards and train our employees on the implementation of such safeguards, in collaboration with human resources, IT, and management. We aim to promote a company-wide culture of cybersecurity risk management.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the financial year ended December 31, 2023.

Governance

Our board of directors is responsible for monitoring and assessing strategic risk exposure. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee. Our executive management team inform our audit committee on cybersecurity risks on a regular basis, at least once per year.

Our cybersecurity coordinator is responsible for assessing and managing our material risks from cybersecurity threats, in close collaboration with our IT team and reports to our CEO. This ensures that the senior management are kept abreast of the cybersecurity posture and potential risks faced by our group.

ITEM 2. PROPERTIES

Our principal executive office is located at B-23A-02, G-Vestor Tower, Pavilion Embassy, 200 Jalan Ampang, 50450 W.P. Kuala Lumpur, Malaysia.

Location	Owner	Use

B-7-5, Northpoint, Mid Valley City, No. 1 Medan Syed Putra Utara, 59200 Kuala Lumpur, Malaysia	Greenpro Resources Sdn. Bhd.	Investment for rental and capital gains

D-07-06 and D-07-07~Sky Park @ One City, Jalan USJ 25/1, 47650 Subang Jaya, Selangor Darul Ehsan, Malaysia	Greenpro Resources Sdn. Bhd.	Investment for rental and capital gains

Units 6, 7 and 8, 22/F., Di Wang Building, No. 5002 Shennan Dong Road, Luohu District, Shenzhen, China	Greenpro Management Consultancy Limited	Self-use business premises

Units A8, B1, B6, B7, B8, B9, C8, C9, D8, D9 of 14/F. and roofs, Wang Cheung Industrial Building, 6 Tsing Yeung Circuit, Tuen Mun, New Territories, Hong Kong	Forward Win International Limited	Investment for rental and capital gains

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

On or about April 1, 2022, MFAI filed a Request for Arbitration with JAMS dispute resolution services, in response to which the Company filed a Statement of Answer, denying the material allegations of the Complaint, which the Company deems to be without merit. The matter is currently in the discovery phase, and the Company intends to continue vigorously defending this matter. The arbitration final hearing has been scheduled for September 17-20, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed on the NASDAQ Capital Market under the trading symbol “GRNQ.” Our Common Stock did not trade prior to July 9, 2015.

On March 27, 2024, the closing price for our Common Stock as reported on the NASDAQ Capital Market was $1.51.

As of March 28, 2024, we had 7,575,813 shares of our Common Stock issued and outstanding. There were approximately 191 record holders of our Common Stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

During 2023 and 2022, the Company did not issue any shares of its Common Stock.

Equity Compensation Plan Information

We have not adopted or approved an equity compensation plan. None of options, warrants or other convertible securities have been granted outside of an approved equity compensation plan.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, whose business address is 18 Lafayette Place, Woodmere, NY 11598 and telephone number is 212-828-8436.

Repurchase of Common Stock

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2023, and 2022, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties, and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

Company Overview

Greenpro Capital Corp. (the “Company” or “Greenpro”), was incorporated in the State of Nevada on July 19, 2013. We provide cross-border business solutions and accounting outsourcing services to small and medium-size businesses located in Asia, with an initial focus on Hong Kong, China and Malaysia. Greenpro provides a range of services as a package solution (the “Package Solution”) to our clients, and we believe that our clients can reduce their business costs and improve their revenues.

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. One of our venture capital business segments focuses on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods, which will include education and support services, and (2) searching the investment opportunities in selected start-up and high growth companies, which may generate significant returns to the Company. Our venture capital business focuses on companies located in South-East Asia and East Asia, including Hong Kong, China, Malaysia, Thailand, and Singapore. Another venture capital business segment focuses on rental activities of commercial properties and the sale of investment properties.

Results of Operations

For information regarding our controls and procedures, see Part–II, Item 9A - Controls and Procedures, of this Annual Report.

During the years ended December 31, 2023, and 2022, we principally operated in three regions: Hong Kong, China, and Malaysia. We derived revenues from provision of services and leasing or trading of our commercial properties, respectively.

A table further describing our revenues and cost of revenues is set forth below:

	Year ended December 31,
	2023	2022
REVENUES:
Service revenue (including $1,425,577 and $665,203 of service revenue from related parties for the years ended December 31, 2023, and 2022, respectively)	$3,379,596	$2,725,466
Rental revenue	98,068	108,495
Sale of real estate properties	-	840,036
Total revenues	3,477,664	3,673,997

COST OF REVENUES:
Cost of service revenue (including $23,280 and $0 of cost-of-service revenue to related party for the years ended December 31, 2023, and 2022, respectively)	(534,965)	(404,077)
Cost of rental revenue	(36,613)	(46,083)
Cost of real estate properties sold	-	(573,343)
Total cost of revenues	(571,578)	(1,023,503)

GROSS PROFIT	2,906,086	2,650,494

OPERATING EXPENSES:
General and administrative (including $122,880 and $193,802 of general and administrative expense to related parties for the years ended December 31, 2023, and 2022, respectively)	(4,409,264)	(4,168,997)
Total operating expenses	(4,409,264)	(4,168,997)

LOSS FROM OPERATIONS	$(1,503,178)	$(1,518,503)

Comparison of the years ended December 31, 2023, and 2022

Total Revenues

Total revenue was $3,477,664 and $3,673,997 for the years ended December 31, 2023, and 2022, respectively.

A decrease of revenue was mainly due to the sale of three units of real estate properties for $840,036 during the year ended December 31, 2022, but no real estate property was sold during 2023. We expect revenue from both business service and real estate segments to steadily improve in the following years.

Service Business Revenue

Revenue from the provision of business services was $3,379,596 and $2,725,466 for the years ended December 31, 2023, and 2022, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We expect revenue from our business services segment to steadily improve as we are expanding our businesses into new territories.

Real Estate Business

Rental Revenue

Revenue from rentals was $98,068 and $108,495 for the years ended December 31, 2023, and 2022, respectively. It was derived principally from leasing properties in Hong Kong and Malaysia. We expect our rental income will be stable.

Sale of Properties

For the year ended December 31, 2023, there was no revenue generated from the sale of real estate properties. We generated revenue of $840,036 from the sale of three property units in Hong Kong for the year ended December 31, 2022.

As opportunities permit, management expects the Company will continuously purchase and sell commercial properties. Accordingly, we expect revenue and costs attributable to the sale of properties to fluctuate on a going forward basis.

Total Operating Costs and Expenses

Total operating costs and expenses were $4,980,842 and $5,192,500 for the years ended December 31, 2023, and 2022, respectively. They consist of cost-of-service revenue, cost of rental revenue and cost of real estate properties sold, and general and administrative expenses.

Loss from operations was $1,503,178 and $1,518,503 for the years ended December 31, 2023, and 2022, respectively. A decrease in loss from operations was mainly due to an increase in gross profit from our business services of $523,242, offset by a decreased amount of $266,693 from the gross profit of the sale of real estate properties.

Cost of Service Revenue

Cost of revenue for provision of services was $534,965 and $404,077 for the years ended December 31, 2023, and 2022, respectively. It primarily consists of employee compensation and related payroll benefits, company formation cost and other professional fees directly attributable to cost related to the services rendered.

Cost of Rental Revenue

Cost of rental revenue was $36,613 and $46,083 for the years ended December 31, 2023, and 2022, respectively. It includes the costs associated with taxes, repairs and maintenance, property management fee, insurance, depreciation and other related administrative costs. Utility expenses are paid directly by tenants.

Cost of Real Estate Properties Sold

Cost of real estate properties sold was $0 and $573,343 for the years ended December 31, 2023, and 2022, respectively. It primarily consists of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $4,409,264 and $4,168,997 for the years ended December 31, 2023, and 2022, respectively. In 2023, our G&A expenses primarily consisted of employees’ salaries and allowances of $1,409,361, directors’ salaries and compensation of $702,685, advertising and marketing of $189,536, consulting fee of $163,783, provision for credit losses of $584,919, rent and rates of $114,401, and audit, legal, and other professional fees of $497,919. In 2022, our G&A expenses primarily consisted of employees’ salaries and allowances of $1,505,316, directors’ salaries and compensation of $702,512, advertising and marketing of $333,872, consulting fee of $175,167, rent and rates of $112,904, and audit, legal, and other professional fees of $641,142. We expect our G&A expenses will continue to increase as we integrate our business acquisitions, explore and expand businesses into new jurisdictions.

Other Income or Expenses

Net other income was $2,559,706 for the year ended December 31, 2023, while net other expense was $4,741,329 for the years ended December 31, 2022. In 2023, other income mainly consisted of reversal of impairment of other investment of $6,882,000, reversal of write-off notes receivable of $600,000 and interest income of $41,401, while other expenses mainly consisted of impairment of other investments of $4,982,000 and impairment of other receivable of $60,000. In 2022, other expenses included impairment of goodwill of $263,247, impairment of other receivable of $606,250 and impairment of other investments of $4,208,029, while other income mainly consisted of reversal of write-off notes receivable of $200,000.

Attributable to Noncontrolling Interests

The Company recorded net income (loss) attributable to noncontrolling interests in the consolidated statements of operations, for the noncontrolling interests of a consolidated subsidiary.

For the years ended December 31, 2023, and 2022, the consolidated financial statements included noncontrolling interests to the Company’s 60% ownership subsidiary, Forward Win International Limited (“FWIL”), which is principally engaged in trading and leasing properties in Hong Kong.

The Company recorded net loss attributable to noncontrolling interests of $23,886 for the year ended December 31, 2023, and net income attributable to noncontrolling interests of $88,684 for the year ended December 31, 2022. In 2023, net loss attributable to noncontrolling interests was primarily due to a net loss incurred by FWIL and its share of loss allocated to the noncontrolling interests. In 2022, net income attributable to noncontrolling interests was primarily due to a net income derived from FWIL and its share of income allocated to the noncontrolling interests.

Net Income (Loss)

Net income was $1,049,699 for the year ended December 31, 2023, while net loss was $6,262,188 for the year ended December 31, 2022. Net income generated in 2023 was mainly due to an increase in service revenue and reversal of impairment of other investment, respectively.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Annual Report, we are not aware of any trends, uncertainties, demands, commitments or events for the year ended December 31, 2023 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2023.

Contractual Obligations

As of December 31, 2023, one of our subsidiaries, leases one office in Hong Kong under a non-cancellable operating lease, with a term of two years commencing from March 15, 2023, to March 14, 2025.

On December 31, 2023, the future minimum rental payments under this lease in the aggregate is approximately $117,519 and is due as follows: 2024: $97,583 and 2025: $19,936, respectively.

In June 2023, one of our subsidiaries in Malaysia purchased a motor vehicle and the majority amount of the purchase, $18,957 was funded by Maybank Islamic under a finance lease agreement with a term of five years commencing from June 3, 2023, to June 2, 2028. As of December 31, 2023, the future minimum lease payments under this lease in the aggregate is approximately $19,828 and is due as follows: 2024: $4,490; 2025: $4,490, and 2026 and thereafter: $10,848.

Related Party Transactions

For the years ended December 31, 2023, and 2022, related party service revenue totaled $1,425,577 and $665,203, respectively.

During 2023, related party service revenue principally includes service revenue generated from Angkasa-X Holdings Corp. of $354,116, catTHIS Holdings Corp. of $326,195, Leader Capital Holdings Corp. of $258,250, Simson Wellness Tech. Corp. of $191,218 and Hypercube Inc. of $140,000, in aggregate representing approximately 89% of the related party service revenue and 38% of the service revenue for the year ended December 31, 2023.

During 2022, related party service revenue principally   includes service revenue generated from Jocom Holdings Corp. of $320,000 and Falcon Certified Public Accountants Limited of $142,049, in aggregate representing approximately 69% of the related party service revenue and 17% of service revenue for the year ended December 31, 2022, respectively.

For the years ended December 31, 2023, and 2022, cost of service revenue to related party, SEATech Ventures Corp. was $23,280 and $0, respectively.

For the years ended December 31, 2023, and 2022, related party expenses in general and administrative totaled $122,880 and $193,802, respectively.

During 2023, related party general and administrative expenses include computer expenses paid to First Bullion Holdings Inc. of $21,780, consulting fees paid to Ms. Yap Pei Ling, spouse of our Chief Executive Officer, Mr. Lee Chong Kuang, of $37,799 and her wholly owned company, Bright Interlink Sdn. Bhd. of $15,762, management fees paid to Greenpro Global Capital Village Sdn. Bhd. of $44,475 and marketing expenses paid to catTHIS Holdings Corp. of $3,064.

During 2022, related party general and administrative expenses principally include consulting fees paid to Ms. Yap Pei Ling of $42,895 and her wholly owned company, Bright Interlink Sdn. Bhd. of $16,334 and marketing expenses paid to SEATech Ventures Corp. of $120,000.

Impairment of other receivable from related parties, Greenpro KSP Holding Group Company Limited was $60,000 and Greenpro Titan Capital Limited was $606,250 for the years ended December 31, 2023, and 2022 respectively.

Impairment of related party investments was $4,982,000 and $4,208,029 for the years ended December 31, 2023, and 2022, respectively.

During 2023, impairment of related party investments includes impairment from investment of Millennium Fine Art Inc. of $4,000,000, Ata Plus Sdn. Bhd. of $736,000 and First Bullion Holdings Inc. of $246,000, respectively.

During 2022, the impairment of related party investments includes impairment from investment of First Bullion Holdings Inc. of $2,043,500, Innovest Energy Fund of $1,532,400, New Business Media Sdn. Bhd. of $329,120, Adventure Air Race Company Limited of $249,385, Greenpro Trust Limited of $39,632 and Ata Plus Sdn. Bhd. of $13,992, respectively.

A reversal of impairment of related party investment, Innovest Energy Fund was $6,882,000 and $0 for the years ended December 31, 2023, and 2022, respectively.

For the years ended December 31, 2023, and 2022, related party other income was $47,609 and $5,850, respectively.

During 2023, the related party other income includes other income generated from Acorn Finance Limited of $8,862, Greenpro Trust Limited of $5,747 and SEATech Ventures Corp. of $33,000, respectively.

During 2022, the related party other income principally includes other income generated from Acorn Finance Limited of $4,494.

Net accounts receivable from related parties was $0 and $129,292 as of December 31, 2023, and 2022, respectively.

As of December 31, 2022, the net accounts receivable from related parties was principally from Jocom Holdings Corp. of $96,000 and Simson Wellness Tech. Corp. of $33,250, respectively.

Prepayment to related party, First Bullion Holdings Inc. was $0 and $80,000 as of December 31, 2023, and 2022, respectively.

Amounts due from related parties were $750,860 and $265,772 as of December 31, 2023, and 2022, respectively. Amounts due to related parties were $389,274 and $448,251 as of December 31, 2023, and 2022, respectively.

As of December 31, 2023, amounts due from related parties mainly include the amount due from Greenpro Global Capital Village Sdn. Bhd. of $723,889, while amounts due to related parties mainly include the amount due to the noncontrolling interests of our 60% ownership subsidiary, Forward Win International Limited of $336,636.

As of December 31, 2022, amounts due from related parties mainly include the amount due from Greenpro Global Capital Village Sdn. Bhd. of $200,000 and the amount due from Greenpro KSP Holding Group Company Limited of $60,000, while the amounts due to related parties mainly include the amount due to our noncontrolling interests in Forward Win International Limited of $390,333 and the amount due to Falcon Certified Public Accountants Limited of $47,135, respectively.

Deferred costs of revenue to related party were $0 and $11,640 as of December 31, 2023, and 2022, respectively while deferred revenue from related parties was $157,500 and $849,400 as of December 31, 2023, and 2022, respectively.

As of December 31, 2022, deferred costs of revenue to related party were $11,640 associated with SEATech Ventures Corp.

As of December 31, 2023, deferred revenue from related parties includes Ata Plus Sdn. Bhd. of $15,800, REBLOOD Biotech Corp. of $60,000 and Celmonze Wellness Corporation of $81,700, respectively.

As of December 31, 2022, deferred revenue from related parties includes Ata Plus Sdn. Bhd. of $15,800, REBLOOD Biotech Corp. of $60,000, Angkasa-X Holdings Corp. of $116,400, Leader Capital Holdings Corp. of $100,000, catTHIS Holdings Corp. of $224,000, Simson Wellness Tech. Corp. of $193,200 and Hypercube Inc. of $140,000.

As of December 31, 2023, and 2022, other investments in related parties were $100,106 and $5,406,106, respectively.

As of December 31, 2023, related party investments mainly include New Business Media Sdn. Bhd. of $82,000 and Greenpro Trust Limited of $11,981.

As of December 31, 2022, related party investments mainly include New Business Media Sdn. Bhd. of $82,000, Greenpro Trust Limited of $11,981, Millennium Fine Art Inc. of $4,000,000, Ata Plus Sdn. Bhd. of $736,000, Innovest Energy Fund of $324,000 and First Bullion Holdings Inc. of $246,000.

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

Critical Accounting Policies and Estimates

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, the allowance for credit losses, impairment analysis of real estate assets and other long-term assets including goodwill, valuation allowance on deferred income taxes, and the accrual of potential liabilities. Actual results may differ from these estimates.

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

The Company’s revenue consists of revenue from providing business consulting and corporate advisory services (“service revenue”), revenue from the rental of real estate properties and revenue from the sale of real estate properties.

Impairment of long-lived assets

Long-lived assets primarily include real estate held for investment, real estate held for use, furniture and equipment, and intangible assets. In accordance with the provision of ASC 360, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

Recent accounting pronouncements

Refer to Note 1 in the accompanying consolidated financial statements.

Liquidity and Capital Resources

Our cash balance on December 31, 2023, was $2,223,197, as compared to $3,911,535 on December 31, 2022, a decreased of $1,688,338. We estimate the Company has sufficient cash available to meet its anticipated working capital for the next twelve months.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2023, the Company recorded a net cash used in operations of $1,594,718, and as of December 31, 2023, the Company incurred accumulated deficit of $36,549,095. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s financial statements on December 31, 2023, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $1,594,718 and $2,402,769 for the years ended December 31, 2023, and 2022, respectively. The cash used in operating activities in 2023 was mainly from net income for the year of $1,049,699, impairment of other investments of $4,982,000, impairment of other receivable of $60,000 and provision for credit losses of $584,919 and offset by reversal of impairment of other investment of $6,882,000 and reversal of write-off notes receivable of $600,000, while cash used in operating activities in 2022 was mainly from net loss for the year of $6,262,188, gain on sale of real estate held for sale of $266,693, reversal of write-off notes receivable of $200,000 and offset by impairment of goodwill of $263,247, impairment of other receivable of $606,250 and impairment of other investments of $4,208,029, respectively.

Non-cash net income totaled $1,617,347 and non-cash net expenses totaled $4,954,615 for the years ended December 31, 2023 and 2022, respectively, which were mostly composed of non-cash income of reversal of investment impairment of $6,882,000 and reversal of write-off notes receivable of $600,000 and offset by non-cash expenses of impairment of other investments of $4,982,000, impairment of other receivable of $60,000, depreciation and amortization of $237,888 and provision for credit losses of $584,919 for the year ended December 31, 2023.

The Company incurred operating losses and had net cash used in operating activities during the past two years.

Investing activities

Net cash used in investing activities was $94,640 for the year ended December 31, 2023, as compared to net cash provided by investing activities which was $836,170 for the year ended December 31, 2022.

During 2023, cash used in investing activities was mainly due to purchase of property and equipment of $85,069, while in 2022, cash provided by investing activities was mainly from proceeds of the sale of real estate properties of $840,036.

Financing activities

Net cash used in financing activities was $5,968 for the year ended December 31, 2023, as compared to net cash provided by financing activities was $135,421 for the year ended December 31, 2022.

During 2023, net cash used in financing activities was mainly due to advances to related parties of $604,066, offset by collection of notes receivable of $600,000. In 2022, cash provided by financing activities was mainly from collection of notes receivable of $200,000.

During 2023 and 2022, the Company did not issue any shares of its Common Stock, and as of December 31, 2023, there were 7,575,813 shares of Common Stock issued and outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, and have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted assessments of the Company’s internal control over financial reporting as of December 31, 2023, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2023, the Company’s internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during the year ended December 31, 2023, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information about our directors and executive officers as of the date of this Annual Report.

Name	Age	Positions and Offices

Lee, Chong Kuang	50	President, Chief Executive Officer, Director
Loke, Che Chan Gilbert	69	Chief Financial Officer, Secretary, Treasurer, Chairman of the Board
Chuchottaworn, Srirat (1)	55	Director
Louis, Ramesh Ruben (1)(2)(3)	46	Director
Bringuier, Christophe Philippe Roland (1)(2)	46	Director
Sheth, Prabodh Kumar Kantilal H (1)(2)(3)	61	Director
Han, Mean Kwong (1)(2)(3)	68	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Lee, Chong Kuang, age 50, has served as our Chief Executive Officer, President, and Director since July 19, 2013. During the period of July 19, 2013, to June 5, 2019, he served as Chairman of the Board.

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

As a qualified member of the ACCA and Malaysia Institute of Accountants, Mr. Lee earned his professional qualification from the Hong Kong Institute of Certified Public Accountants and extended his professional services covering accounting, tax, corporate structuring planning with special focus in cross-border client nature, in addition to his accounting software businesses. Mr. Lee established the Cross-Border Business Association (CBBA), an NGO (Non-Government Organization) established under Hong Kong Society Act to provide information and professional advice in Cross Border Business for its investment members. For the Cross-Border Investment especially in the mining resources companies which are growing fast since 2011, Mr. Lee continues to support its clients by using cloud platform to strengthen its clientele using technology advancement and models such as SaaS, PaaS, etc., for accounting and management solution purposes.

Mr. Lee brings to the board of directors his business leadership, corporate strategy and accounting and financial expertise.

Loke, Che Chan Gilbert, age 69, has served as our Chief Financial Officer, Treasurer and Director since inception on July 19, 2013. Effective from June 6, 2019, he serves as Chairman of the Board.

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

Chuchottaworn, Srirat, age 55, joined us as an Independent Director on October 18, 2015.

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

Louis, Ramesh Ruben, age 46, joined us as an Independent Director of the Company on May 8, 2019.

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

Bringuier, Christophe Philippe Roland, age 46, joined us as an Independent Director of the Company on October 16, 2019.

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

Sheth, Prabodh Kumar Kantilal H, age 61, joined us as an Independent Director of the Company on March 1, 2024.

Mr. Sheth is a Chartered Public Accountant with the American Institute of Certified Public Accountants. Mr. Sheth has over 30 years of experience in accounting, auditing, business advisory, computer risk management, IT, and executive management. He started his career at Arthur Andersen & Co., an American accounting firm from December 1986 to August 1996 as senior manager serving in its Los Angeles office and Kuala Lumpur office for 6 years and 4 years, respectively. During his tenure there, Mr. Sheth’ key roles were to provide audit and assurance services for both public and private companies and to build up a computer risk management division. From August 1996 to June 2008, Mr. Sheth served as executive director as well as investor of Com-Line Systems Sdn. Bhd., a Malaysia company specializing in the development of standard application packages and providing turnkey solution development services. In this role, he supervised the whole process of project delivery from product development, system implementation, sales and marketing, finance, human resources, and operations. From July 2008 to December 2016, he served as Chief Executive Officer of Clever Edge Sdn. Bhd., a Malaysia company principally provides IT services and consulting services in accounting systems.

Since May 2016, Mr. Sheth has served as Chief Executive Officer and director of ICEE International Sdn. Bhd., a Malaysia company specializing in energy savings and provides an autonomous climate-tech solution for chiller optimalization. Since May 2022, he has served as Chief Operating Officer of Cognitive Digital Sdn. Bhd., a Malaysia company providing technical and advisory support for the clients in their digital transformation projects and planning for optimizing allocation of resources.

Mr. Sheth earned a bachelor’s degree of science in accounting from Illinois State University in 1986.

Mr. Sheth brings to the board of directors his significant senior executive leadership experience, as well as relevant experience in auditing and assurance, risk management, information technology and product development.

Han, Mean Kwong, age 68, joined us as an Independent Director of the Company on March 1, 2024.

Mr. Han is a Chartered Accountant with the Chartered Accountants Australia and New Zealand and the Malaysian Institute of Accountants. Mr. Han has 50 years of experience in accounting, auditing, taxation, consulting, and training. He started his career at Yuen Tang & Co., a Malaysian CPA firm from March 1974 to June 1976 as an articled clerk and subsequently moved to another Malaysian CPA firm, Larry Seow & Co. as audit and tax assistant from July 1976 to September 1979. From October 1979 to August 1981, he served as assistant accountant of UMW (Malaya) Sdn. Bhd., a heavy equipment distributer in Malaysia. From September 1981 to March 1983, he served as accountant of Tampoi Oil Products Sdn. Bhd., a palm oil refinery in Malaysia. From February 1990 to March 1992, he served as financial controller at San Hin Welding & Construction Sdn. Bhd., a construction company in Brunei. He served as principal of a CPA firm in Malaysia, C T Lim & Co. from January 1998 to December 2002.

Mr. Han established his own consulting company, Serba Management Services Sdn. Bhd. in Malaysia, providing management consulting and company secretarial services from April 1983 to December 1997. Since January 2003, he established another consulting company, Arrow Training Sdn. Bhd. in Malaysia, principally providing training, finance, and human resources services. He has also provided corporate advisory and training services on a freelance basis since April 2013.

Mr. Han earned a bachelor’s degree of commerce in accounting from Nelson Marlborough Institute of Technology in New Zealand in 1996.

Mr. Han brings to the board of directors his extensive experience in accounting, auditing, taxation, consulting, and training.

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

Director Independence

The board of directors has reviewed the independence of our directors, applying the NASDAQ independence standards. Based on this review, the board of directors determined that each of Chuchottaworn Srirat, Louis Ramesh Ruben, Bringuier Christophe Philippe Roland, Sheth Prabodh Kumar Kantital H and Han Mean Kwong are independent within the meaning of the NASDAQ rules. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NASDAQ rules that our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

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

Audit Committee

Our Audit Committee was established on March 23, 2016, and is currently comprised of all our independent directors: Mr. Louis Ramesh Ruben (Chairman), Ms. Chuchottaworn Srirat, Mr. Bringuier Christophe Philippe Roland, Mr. Sheth Prabodh Kumar Kantilal H and Mr. Han Mean Kwong. Mr. Louis is Chair of the Audit Committee, and he qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Our Compensation Committee was established on March 17, 2017, and currently consists of Mr. Louis Ramesh Ruben, Mr. Bringuier Christophe Philippe Roland, Mr. Sheth Prabodh Kumar Kantilal H and Mr. Han Mean Kwong. Mr. Louis serves as chairman of the Compensation Committee.

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

Our Corporate Governance and Nominating Committee was established on March 17, 2017, and currently consists of Mr. Han Mean Kwong, Mr. Sheth Prabodh Kumar Kantilal H and Mr. Louis Ramesh Ruben. Mr. Han serves as chairman of the Corporate Governance and Nominating Committee.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and persons who own more than 10% of our Common Stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our directors, executive officers and 10% stockholders, were met during the year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation paid during the years ended December 31, 2023, and 2022 to our Principal Executive Officer and Principal Financial Officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary ($)	Other Compensation ($)	Total ($)

Lee Chong Kuang	2023	299,000	26,000	325,000
Chief Executive Officer and President	2022	299,000	26,000	325,000

Loke Che Chan Gilbert	2023	299,000	26,000	325,000
Chief Financial Officer, Secretary and Treasurer	2022	299,000	26,000	325,000

Employment Agreements

Each of Mr. Loke Che Chan Gilbert, our Chief Financial Officer, Secretary, Treasurer and Director, and Mr. Lee Chong Kuang, our Chief Executive Officer and Director, signed an employment agreement on July 28, 2020. The employment agreement came into effect on September 1, 2020, and would expire on August 31, 2023. The terms of the agreement were the same as that of the previous employment agreements.

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

On August 31, 2023, each of Mr. Loke Che Chan Gilbert, our Chief Financial Officer, Secretary, Treasurer and Director, and Mr. Lee Chong Kuang, our Chief Executive Officer and Director, signed a new employment agreement. The employment agreement came into effect on September 1, 2023, and would expire on August 31, 2026. The terms of the agreement were the same as that of the previous employment agreements.

Messrs. Loke and Lee are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf. The employment agreements also contain normal and customary terms relating to confidentiality, indemnification, non-solicitation, and ownership of intellectual property.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

During the fiscal years ended December 31, 2023, and 2022, we provided monthly compensation to our independent directors as follows: Ms. Chuchottaworn Srirat of $1,000, Mr. Louis Ramesh Ruben of $1,700, Mr. Glendening Brent Lewis of $1,250 and Mr. Bringuier Christophe Philippe Roland of $1,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2024, certain information concerning the beneficial ownership of our Common Stock by:

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

The calculations in the table below are based on 7,575,813 shares of our Common Stock, issued and outstanding as of March 28, 2024.

Name of Beneficial Owner	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned(2)

Directors and Executive Officers(1)

Lee Chong Kuang(3) Chief Executive Officer, President and Director	1,739,034	22.96%

Loke Che Chan Gilbert(4) Chief Financial Officer, Secretary, Treasurer and Director	1,405,084	18.55%

Chuchottaworn Srirat Independent Director	122,250	1.61%

Louis Ramesh Ruben Independent Director	400	* %

Bringuier Christophe Philippe Roland Independent Director	-	-

Sheth Prabodh Kumar Kantilal H
Independent Director	-	-

Han Mean Kwong
Independent Director	-	-

Yap Pei Ling(3)(5) Officer	165,915	2.19%

Chen Yanhong(6) Officer	15,337	* %

All directors and officers as a group (9 persons named above)	3,448,020	45.51%

Principal Shareholders	-	-

Other owners of the Company	4,127,793	54.49%

Total	7,575,813	100.00%

* Less than 1% of our total issued and outstanding Common Stock as of March 28, 2024.

(1)	Except as otherwise set forth below, the business address of our directors and executive officers is B-23A-02, G-Vestor Tower, Pavilion Embassy, 200 Jalan Ampang, 50450 W.P. Kuala Lumpur, Malaysia

(2)	Based on 7,575,813 shares of Common Stock outstanding as of March 28, 2024, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 28, 2024. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 28, 2024, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Comprises 1,739,034 shares of our Common Stock held by Mr. Lee Chong Kuang and 165,915 shares of our Common Stock held by his spouse, Ms. Yap Pei Ling, a director of two of our subsidiaries. In the aggregate of the shares held by Mr. Lee and Ms. Yap, 1,904,949 shares or 25.15% of total issued and outstanding shares of Common Stock as of March 28, 2024.

(4)	Comprises 1,065,084 shares of our Common Stock held by Mr. Loke Che Chan Gilbert, and 200,000 shares of our Common Stock held by Mr. Loke’s son, Loke Sebastian Mun Foo and 140,000 shares of our Common Stock held by Mr. Loke’s another son, Loke Mun Hang Conrad, respectively. Mr. Loke and his sons collectively hold 1,405,084 shares or 18.55% of total issued and outstanding shares of Common Stock as of March 28, 2024.

(5)	Ms. Yap Pei Ling, is spouse of Mr. Lee Chong Kuang and a shareholder of the Company and a director of two of our subsidiaries, Asia UBS Global Limited (Belize) and Asia UBS Global Limited (Hong Kong), respectively.

(6)	Ms. Chen Yanhong, is a shareholder of the Company and a director of our subsidiaries, Greenpro Management Consultancy Limited, Shenzhen Falcon Financial Consulting Limited, Falcon Corporate Services Limited, Falcon Accounting & Secretaries Limited and Greenpro Financial Consulting (Shenzhen) Limited (formerly known as Greenpro Synergy Network (Shenzhen) Limited), respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

Except as set forth below, we have not been a party to any transaction since January 1, 2022, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

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

During 2023, related party service revenue principally includes service revenue generated from Angkasa-X Holdings Corp. of $354,116, catTHIS Holdings Corp. of $326,195, Leader Capital Holdings Corp. of $258,250, Simson Wellness Tech. Corp. of $191,218 and Hypercube Inc. of $140,000, in aggregate representing approximately 89% of the related party service revenue and 38% of the service revenue for the year ended December 31, 2023.

During 2022, related party service revenue principally includes service revenue generated from Jocom Holdings Corp. of $320,000 and Falcon Certified Public Accountants Limited of $142,049, in aggregate representing approximately 69% of the related party service revenue and 17% of service revenue for the year ended December 31, 2022, respectively.

For the years ended December 31, 2023, and 2022, cost of service revenue to related party, SEATech Ventures Corp. was $23,280 and $0, respectively.

For the years ended December 31, 2023, and 2022, related party expenses in general and administrative totaled $122,880 and $193,802, respectively.

During 2023, related party general and administrative expenses include computer expenses paid to First Bullion Holdings Inc. of $21,780, consulting fees paid to Ms. Yap Pei Ling, spouse of our Chief Executive Officer, Mr. Lee Chong Kuang, of $37,799 and her wholly owned company, Bright Interlink Sdn. Bhd. of $15,762, management fees paid to Greenpro Global Capital Village Sdn. Bhd. of $44,475 and marketing expenses paid to catTHIS Holdings Corp. of $3,064.

During 2022, related party general and administrative expenses principally include consulting fees paid to Ms. Yap Pei Ling of $42,895 and her wholly owned company, Bright Interlink Sdn. Bhd. of $16,334 and marketing expenses paid to SEATech Ventures Corp. of $120,000.

Impairment of other receivable from related parties, Greenpro KSP Holding Group Company Limited was $60,000 and Greenpro Titan Capital Limited was $606,250 for the years ended December 31, 2023, and 2022 respectively.

Impairment of related party investments was $4,982,000 and $4,208,029 for the years ended December 31, 2023, and 2022, respectively.

During 2023, impairment of related party investments includes impairment from investment of Millennium Fine Art Inc. of $4,000,000, Ata Plus Sdn. Bhd. of $736,000 and First Bullion Holdings Inc. of $246,000, respectively.

During 2022, the impairment of related party investments includes impairment from investment of First Bullion Holdings Inc. of $2,043,500, Innovest Energy Fund of $1,532,400, New Business Media Sdn. Bhd. of $329,120, Adventure Air Race Company Limited of $249,385, Greenpro Trust Limited of $39,632 and Ata Plus Sdn. Bhd. of $13,992, respectively.

A reversal of impairment of related party investment, Innovest Energy Fund was $6,882,000 and $0 for the years ended December 31, 2023, and 2022, respectively.

For the years ended December 31, 2023, and 2022, related party other income was $47,609 and $5,850, respectively.

During 2023, the related party other income includes other income generated from Acorn Finance Limited of $8,862, Greenpro Trust Limited of $5,747 and SEATech Ventures Corp. of $33,000, respectively.

During 2022, the related party other income principally includes other income generated from Acorn Finance Limited of $4,494.

Net accounts receivable from related parties was $0 and $129,292 as of December 31, 2023, and 2022, respectively.

As of December 31, 2022, the net accounts receivable from related parties was principally from Jocom Holdings Corp. of $96,000 and Simson Wellness Tech. Corp. of $33,250, respectively.

Prepayment to related party, First Bullion Holdings Inc. was $0 and $80,000 as of December 31, 2023, and 2022, respectively.

Amounts due from related parties were $750,860 and $265,772 as of December 31, 2023, and 2022, respectively. Amounts due to related parties were $389,274 and $448,251 as of December 31, 2023, and 2022, respectively.

As of December 31, 2023, amounts due from related parties mainly include the amount due from Greenpro Global Capital Village Sdn. Bhd. of $723,889, while amounts due to related parties mainly include the amount due to the noncontrolling interests of our 60% ownership subsidiary, Forward Win International Limited of $336,636.

As of December 31, 2022, amounts due from related parties mainly include the amount due from Greenpro Global Capital Village Sdn. Bhd. of $200,000 and the amount due from Greenpro KSP Holding Group Company Limited of $60,000, while the amounts due to related parties mainly include the amount due to our noncontrolling interests in Forward Win International Limited of $390,333 and the amount due to Falcon Certified Public Accountants Limited of $47,135, respectively.

Deferred costs of revenue to related party were $0 and $11,640 as of December 31, 2023, and 2022, respectively while deferred revenue from related parties was $157,500 and $849,400 as of December 31, 2023, and 2022, respectively.

As of December 31, 2022, deferred costs of revenue to related party were $11,640 associated with SEATech Ventures Corp.

As of December 31, 2023, deferred revenue from related parties includes Ata Plus Sdn. Bhd. of $15,800, REBLOOD Biotech Corp. of $60,000 and Celmonze Wellness Corporation of $81,700, respectively.

As of December 31, 2022, deferred revenue from related parties includes Ata Plus Sdn. Bhd. of $15,800, REBLOOD Biotech Corp. of $60,000, Angkasa-X Holdings Corp. of $116,400, Leader Capital Holdings Corp. of $100,000, catTHIS Holdings Corp. of $224,000, Simson Wellness Tech. Corp. of $193,200 and Hypercube Inc. of $140,000.

As of December 31, 2023, and 2022, other investments in related parties were $100,106 and $5,406,106, respectively.

As of December 31, 2023, related party investments mainly include New Business Media Sdn. Bhd. of $82,000 and Greenpro Trust Limited of $11,981.

As of December 31, 2022, related party investments mainly include New Business Media Sdn. Bhd. of $82,000, Greenpro Trust Limited of $11,981, Millennium Fine Art Inc. of $4,000,000, Ata Plus Sdn. Bhd. of $736,000, Innovest Energy Fund of $324,000 and First Bullion Holdings Inc. of $246,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current principal accountants.

ACCOUNTING FEES AND SERVICES	2023	2022

Audit fees	$165,000	$165,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$165,000	$165,000

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

The policies and procedures contained in the Audit Committee Charter provide that the Committee must pre-approve the audit services, audit-related services and non-audit services provided by the independent auditors and the provision for such services by JP Centurion & Partners PLT (2023: $165,000 and 2022: $165,000) was compatible with the maintenance of the firm’s independence in the conduct of its audits.

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

The following are filed as part of this Annual Report:

Financial Statements

The following financial statements of Greenpro Capital Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Annual Report:

(b) Exhibits

Exhibit No.	Description
3.1 #	Articles of Incorporation, as amended (17)
3.2 #	Bylaws, as amended (2)
3.3 #	Certificate of Change to the Articles of Incorporation (30)
4.1 #	Form of Common Stock Certificate (2)
4.2 #	Description of the Registrant’s Common Stock (17)
10.1 #	Letter of offer of Malaysia Office- One City D-07-06 (3)
10.2 #	Letter of offer of Malaysia Office- One City D-07-07 (3)
10.3 #	Exclusive Business Cooperation Agreement, dated June 13, 2016, by and between Greenpro Holding Limited and Greenpro Synergy Network Limited (4)
10.4 #	Loan Agreement, dated June 13, 2016, by and among Greenpro Holding Limited and Loke Che Chan Gilbert, Lee Chong Kuang (4)
10.5 #	Share Pledge Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.6 #	Power of Attorney of Loke Che Chan Gilbert dated June 13, 2016 (4)
10.7 #	Power of Attorney of Lee Chong Kuang dated June 13, 2016 (4)
10.8 #	Exclusive Option Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.9 #	Sale and Purchase Agreement, dated as of April 25, 2017, between Greenpro Capital Corp. and Mr. Yiu Yau Wing and Mr. Chui Sang Derek (5)
10.10 #	Asset Purchase Agreement, dated as of April 27, 2017, between Greenpro Resources Limited and Gushen Credit Limited (6)
10.11 #	Employment Contract dated July 28, 2017, by and between the Company and Loke Che Chan Gilbert (7)
10.12 #	Employment Contract dated July 28, 2017, by and between the Company and Lee Chong Kuang (7)
10.13 #	Independent Director Agreement, dated October 18, 2015, by and between the Company and Chuchottaworn Srirat (7)
10.14 #	Independent Director Agreement, dated March 14, 2016, by and between the Company and Shum Albert (7)
10.15 #	Independent Director Agreement, dated March 14, 2016, by and between the Company and Hee Chee Keong (7)
10.16 #	Placement Agency Agreement, dated May 31, 2018 (11)
10.17 #	Subscription Agreement and Supplemental Agreement dated as of July 18, 2018 (12)
10.18 #	Form of Loan Agreement dated July 17, 2018 between the Company and Shenzhen Rong Jin Jia Cheng Investment Limited (13)
10.19 #	Independent Director Agreement, dated May 8, 2019, by and between the Company and Louis Ramesh Ruben (14)
10.20 #	Independent Director Agreement, dated October 1, 2019, by and between the Company and Brent Lewis Glendening (15)
10.21 #	Independent Director Agreement, dated October 16, 2019, by and between the Company and Christophe Philippe Roland Bringuier (16)
10.22 #	Purchase and Sale Agreement of Millennium Sapphire dated May 27, 2020 between the Company and Daniel McKinney (18) (19)
19.23 #	Purchase and Sale Agreement dated June 29, 2020 between the Company and Millennium Fine Art Inc. (26)
10.24 #	Form of Acquisition Agreement of Ata Plus Sdn. Bhd. dated July 8, 2020 (26)
10.25 #	Subscription Agreement dated August 30, 2020 between Greenpro Venture Capital Limited and Global Leaders Corporation (26)
10.26 #	Subscription Agreement dated October 9, 2020 between the Company and Seah Kok Wah (20)
10.27 #	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and FirstFire Global Opportunities Fund, LLC (19)
10.28 #	Form of Convertible Note issued to FirstFire Global Opportunities Fund, LLC dated October 13, 2020 (19)
10.29 #	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and Granite Global Value Investments Ltd. (19)
10.30 #	Form of Convertible Note issued to Granite Global Value Investments Ltd. dated October 13, 2020 (19)
10.31 #	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and Streeterville Capital, LLC (19)

10.32 #	Form of Convertible Note issued to Streeterville Capital, LLC dated October 13, 2020 (19)
10.33 #	Stock Purchase and Option Agreement of First Bullion Holdings Inc. dated October 19, 2020. (21)
10.34 #	Acquisition Agreement dated November 1, 2020 between the Company, Ms. Lee Yuet Lye and Mr. Chia Min Kiat (22)
10.35 #	Subscription Agreement dated December 16, 2020 between the Company and Wong Wai Hing Lena (26)
10.36 #	Subscription Agreement dated December 21, 2020 between Greenpro Venture Capital Limited and Adventure Air Race Company Limited (26)
10.37 #	Subscription Agreement dated December 22, 2020 between Greenpro Venture Capital Limited and Adventure Air Race Company Limited (26)
10.38 #	Subscription Agreement dated December 29, 2020 between Greenpro Venture Capital Limited and Pentaip Technology Inc. (26)
10.39 #	Form of Subscription Agreement between Greenpro Resources Limited and Innovest Energy Fund dated February 11, 2021. (23)
10.40 #	Form of Amendment to Convertible Promissory Note dated February 21, 2021 between the Company and Streeterville Capital, LLC (24)
10.41 #	Form of Additional 8% Acquisition of First Bullion Holdings Inc. dated February 17, 2021 (25)
10.42 #	Revised Employment Contract dated January 28, 2021, by and between Greenpro Holding Limited and Loke Che Chan Gilbert (29)
10.43 #	Revised Employment Contract dated January 28, 2021, by and between Greenpro Holding Limited and Lee Chong Kuang (29)
10.44 #	Subscription Agreement dated February 3, 2021 between Greenpro Venture Capital Limited and Angkasa-X Holdings Corp. (29)
10.45 #	Subscription Agreement dated February 19, 2021 between Greenpro Venture Capital Limited and Simson Wellness Tech. Corp. (29)
10.46 #	Form of Acquisition Agreement between the Company and Mr. Lee Chong Kuang dated May 18, 2021 (27)
10.47 #	Form of Share Exchange Agreement between the Company, Greenpro Capital Village Sdn. Bhd. (GCVSB) and the holders of preference shares of GCVSB dated June 1, 2021 (28)
10.48 #	Subscription Agreement dated June 2, 2021 between Greenpro Venture Capital Limited and Jocom Holdings Corp. (29)
10.49 #	Subscription Agreement dated July 13, 2021 between Greenpro Venture Capital Limited and 72 Technology Group Limited (29)
10.50 #	Subscription Agreement dated July 30, 2021 between Greenpro Venture Capital Limited and Ata Global Inc.(29)
10.51 #	Subscription Agreement dated August 27, 2021 between Greenpro Venture Capital Limited and catTHIS Holdings Corp. (29)
10.52 #	Subscription Agreement dated September 27, 2021 between Greenpro Venture Capital Limited and Fruita Bio Limited (29)
10.53 #	Consulting Agreement dated October 1, 2021 between the Company and Dennis Burns (29)
10.54 #	Subscription Agreement dated February 21, 2022 between Greenpro Venture Capital Limited and ACT Wealth Holdings Corp. (31)
10.55 #	Subscription Agreement dated April 1, 2022 between Greenpro Venture Capital Limited and REBLOOD Biotech Corp. (31)
10.56 #	Subscription Agreement dated June 9, 2022 between Greenpro Venture Capital Limited and Best2bid Technology Corp. (31)
10.57 #	Consulting Agreement dated October 1, 2022 between the Company and Dennis Burns (31)
10.58 *	Subscription Agreement dated February 8, 2023, between Greenpro Venture Capital Limited and Celmonze Wellness Corporation*
10.59 *	Employment Contract dated August 31, 2023, by and between Greenpro Holding Limited and Loke Che Chan Gilbert*
10.60 *	Employment Contract dated August 31, 2023, by and between Greenpro Holding Limited and Lee Chong Kuang*
10.61 *	Consulting Agreement dated October 1, 2023, between the Company and Dennis Burns*
10.62 #	Independent Director Agreement, dated March 1, 2024, by and between the Company and Sheth Prabodh Kumar Kantilal H (32)
10.63 #	Independent Director Agreement, dated March 1, 2024, by and between the Company and Han Mean Kwong (32)
14.1 #	Code of Ethics (17)
21.1 #	List of Subsidiaries (17)
31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*
32.1 *	Section 1350 Certification of principal executive officer*
32.2 *	Section 1350 Certification of principal financial officer and principal accounting officer*
97.1 *	Policy for Recovery of Erroneously Awarded Compensation*
99.1 #	Charter of the Audit Committee (17)
99.2 #	Audit Committee Pre-Approval Procedures (17)
99.3 #	Charter of the Compensation Committee (17)
99.4 #	Charter of the Corporate Governance and Nominating Committee (17)

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

(31) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023.

(32) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2024.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenpro Capital Corp.

Date: March 28, 2024	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee Chong Kuang	Chief Executive Officer, President and Director	March 28, 2024
Lee Chong Kuang	(Principal Executive Officer)

/s/ Loke Che Chan Gilbert	Chief Financial Officer, Secretary, Treasurer and Director	March 28, 2024
Loke Che Chan Gilbert	(Principal Financial and Accounting Officer)

/s/ Chuchottaworn Srirat	Director	March 28, 2024
Chuchottaworn Srirat

/s/ Louis Ramesh Ruben	Director	March 28, 2024
Louis Ramesh Ruben

/s/ Bringuier Christophe Philippe Roland	Director	March 28, 2024
Bringuier Christophe Philippe Roland

/s/ Sheth Prabodh Kumar Kantilal H	Director	March 28, 2024
Sheth Prabodh Kumar Kantilal H

/s/ Han Mean Kwong	Director	March 28, 2024
Han Mean Kwong

GREENPRO CAPITAL CORP.

Consolidated Financial Statements

For the Years Ended December 31, 2023, and 2022

(With Report of Independent Registered Public Accounting Firm)

GREENPRO CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Greenpro Capital Corp.

B-23A-02, G-Vestor Tower,

Pavilion Embassy, 200 Jalan Ampang,

50450 W.P. Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenpro Capital Corp. and subsidiaries (the ‘Company’) as of December 31, 2023, and 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended of December 31, 2023, and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023, and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, for the years ended December 31, 2023, the Company incurred a negative cash flow from operating activities of $1,594,718 and as of December 31, 2023, the Company incurred accumulated deficit of $36,549,095. These condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We identified the impairment valuation of investments as a critical audit matter. These investments require significant judgements as they are private entities that are not trade on public exchange and require the Company to assess if there are any changes in circumstances that indicate that the carrying amount of an investment may require impairment. There were significant judgments made by management to identify indicators of impairment and determine the fair valuation in the absence of observable prices in an active market which led to a high degree of auditor judgment, subjectivity and effort in evaluating management’s estimation of the fair value of the investment including management’s assessment of the equity investment financial condition, operating performance, prospects and other company-specific information. As of December 31, 2023, the Company has accounted accumulated impairment losses of $8,231,858 which are significant in values to the financial statements of the Company.

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
Kuala Lumpur, Malaysia

March 28, 2024

GREENPRO CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023, AND 2022

(Expressed in U.S. Dollars)

	December 31, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents (including $166,481 and $38,466 of time deposits as of December 31, 2023, and 2022, respectively)	$2,223,197	$3,911,535
Accounts receivable, net of allowance for credit losses of $610,599 and $25,677 as of December 31, 2023, and 2022, respectively (including $0 and $129,292 of net accounts receivable from related parties as of December 31, 2023, and 2022, respectively)	44,938	169,537
Prepaids and other current assets (including $0 and $80,000 to related party as of December 31, 2023, and 2022, respectively)	627,315	773,040
Due from related parties	750,860	265,772
Deferred costs of revenue (including $0 and $11,640 to related party as of December 31, 2023, and 2022)	16,291	168,605
Total current assets	3,662,601	5,288,489

Property and equipment, net	2,413,538	2,513,567
Real Estate investments:
Real estate held for sale	1,659,207	1,659,207
Real estate held for investment, net	598,748	650,223
Intangible assets, net	1,181	1,900
Goodwill	82,561	82,561
Other investments (including $100,106 and $5,406,106 of investments in related parties as of December 31, 2023, and 2022, respectively)	100,106	5,406,106
Operating lease right-of-use assets, net	114,551	17,510
Finance lease right-of-use asset, net	25,527	-
Other non-current assets	-	19,643
TOTAL ASSETS	$8,658,020	$15,639,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$724,796	$758,909
Due to related parties	389,274	448,251
Income tax payable	292	858
Operating lease liabilities, current portion	94,726	18,725
Finance lease liabilities, current portion	3,426	-
Deferred revenue (including $157,500 and $849,400 from related parties as of December 31, 2023, and 2022, respectively)	1,075,404	1,834,244
Derivative liabilities	-	1
Total current liabilities	2,287,918	3,060,988

Operating lease liabilities, net of current portion	19,825	-
Finance lease liabilities, non-current portion	13,638	-
Total liabilities	2,321,381	3,060,988

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 7,575,813 and 7,875,813 shares issued and outstanding as of December 31, 2023, and 2022, respectively (1)	7,576	7,876
Additional paid in capital	42,897,029	50,102,729
Accumulated other comprehensive loss	(310,169)	(224,891)
Accumulated deficit	(36,549,095)	(37,622,680)
Total Greenpro Capital Corp. stockholders’ equity	6,045,341	12,263,034
Noncontrolling interests in consolidated subsidiaries	291,298	315,184

Total stockholders’ equity	6,336,639	12,578,218

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,658,020	$15,639,206

(1)	Issued and outstanding shares of Common Stock have been adjusted for the periods prior to July 28, 2022, to reflect the 10-for-1 reverse stock split effected on that date on a retroactive basis as described in Note 1.

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022

(Expressed in U.S. Dollars)

	Year ended December 31,
	2023	2022
REVENUES:
Service revenue (including $1,425,577 and $665,203 of service revenue from related parties for the years ended December 31, 2023, and 2022, respectively)	$3,379,596	$2,725,466
Rental revenue	98,068	108,495
Sale of real estate properties	-	840,036
Total revenues	3,477,664	3,673,997

COST OF REVENUES:
Cost of service revenue (including $23,280 and $0 of cost-of-service revenue to related party for the years ended December 31, 2023, and 2022, respectively)	(534,965)	(404,077)
Cost of rental revenue	(36,613)	(46,083)
Cost of real estate properties sold	-	(573,343)
Total cost of revenues	(571,578)	(1,023,503)

GROSS PROFIT	2,906,086	2,650,494

OPERATING EXPENSES:
General and administrative (including $122,880 and $193,802 of general and administrative expense to related parties for the years ended December 31, 2023, and 2022, respectively)	(4,409,264)	(4,168,997)
Total operating expenses	(4,409,264)	(4,168,997)

LOSS FROM OPERATIONS	(1,503,178)	(1,518,503)

OTHER INCOME (EXPENSES)
Other income (including $47,609 and $5,850 of other income from related parties for the years ended December 31, 2023, and 2022, respectively)	79,033	104,846
Interest income	41,401	21,417
Reversal of impairment of other investment (including $6,882,000 of related party investment for the year ended December 31, 2023)	6,882,000	-
Reversal of write-off notes receivable	600,000	200,000
Fair value gains of derivative liabilities associated with warrants	1	9,934
Interest expense	(729)	-
Loss on extinguishment of convertible notes	-	-
Impairment of goodwill	-	(263,247)
Impairment of other investments (including $4,982,000 and $4,208,029 of related party investments for the years ended December 31, 2023, and 2022, respectively)	(4,982,000)	(4,208,029)
Impairment of other receivable (including $60,000 and 606,250 from related parties for the years ended December 31, 2023, and 2022, respectively)	(60,000)	(606,250)
Total other income (expenses)	2,559,706	(4,741,329)

INCOME (LOSS) BEFORE INCOME TAX	1,056,528	(6,259,832)
Income tax expense	(6,829)	(2,356)
NET INCOME (LOSS)	1,049,699	(6,262,188)
Net loss (income) attributable to noncontrolling interests	23,886	(88,684)

NET INCOME (LOSS) ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	1,073,585	(6,350,872)
Other comprehensive loss:
- Foreign currency translation loss	(85,278)	(198,028)
COMPREHENSIVE INCOME (LOSS)	$988,307	$(6,548,900)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED (1)	$0.14	$(0.81)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED (1)	7,688,416	7,870,887

(1)	Weighted average shares outstanding and per share amounts have been adjusted for the periods shown to reflect the 10-for-1 reverse stock split effected on July 28, 2022, on a retroactive basis as described in Note 1.

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022

(Expressed in U.S. Dollars)

				Accumulated
	Common Stock (1)		Additional	Other		Non-	Total
	Number		Paid-in	Comprehensive	Accumulated	Controlling	Stockholders’
	of shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balance as of December 31, 2021	7,867,169	$7,867	$50,102,738	$(26,863)	$(31,271,808)	$226,500	$19,038,434
Roundup of fractional shares upon reverse stock split	8,644	9	(9)	-	-	-	-
Foreign currency translation	-	-	-	(198,028)	-	-	(198,028)
Net (loss) income for the year	-	-	-	-	(6,350,872)	88,684	(6,262,188)
Balance as of December 31, 2022	7,875,813	$7,876	$50,102,729	$(224,891)	$(37,622,680)	$315,184	$12,578,218
Cancellation of shares resulting from termination of investment	(300,000)	(300)	(7,205,700)	-	-	-	(7,206,000)
Foreign currency translation	-	-	-	(85,278)	-	-	(85,278)
Net income (loss) for the year	-	-	-	-	1,073,585	(23,886)	1,049,699
Balance as of December 31, 2023	7,575,813	$7,576	$42,897,029	$(310,169)	$(36,549,095)	$291,298	$6,336,639

(1)	Share activity (number of shares or both number and amount of shares) has been adjusted for the periods shown to reflect the 10-for-1 reverse stock split effected on July 28, 2022, on a retroactive basis as described in Note 1.

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022

(Expressed in U.S. Dollars)

	Year ended December 31,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$1,049,699	$(6,262,188)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	144,088	154,487
Amortization of intangible assets	718	718
Amortization of operating lease right-of-use assets	89,695	83,297
Amortization of finance lease right-of-use asset	3,387	-
Impairment of other receivable - related parties	60,000	606,250
Provision for credit losses	584,919	19,075
Impairment of goodwill	-	263,247
Impairment of other investments-related parties	4,982,000	4,208,029
Reversal of impairment of other investment-related party	(6,882,000)	-
Reversal of write-off notes receivable	(600,000)	(200,000)
Gain on disposal of property and equipment	(153)	-
Fair value gains of derivative liabilities associated with warrants	(1)	(9,934)
Loss on deposit redemption	-	87,489
Loss on disposal of other investments	-	8,650
Gain on sale of real estate held for sale	-	(266,693)
Changes in operating assets and liabilities:
Accounts receivable	(460,323)	(157,227)
Prepaids and other current assets	165,368	(600,778)
Deferred costs of revenue	152,314	(45,312)
Accounts payable and accrued liabilities	(34,113)	(28,686)
Income tax payable	(566)	(1,484)
Operating lease liabilities	(90,910)	(89,257)
Deferred revenue	(758,840)	(172,452)
Net cash used in operating activities	(1,594,718)	(2,402,769)

Cash flows from investing activities:
Purchase of property and equipment	(85,069)	(3,016)
Proceeds from disposal of other investment	500	400
Purchase of other investments	(500)	(1,250)
Initial payment of finance lease right-of-use asset	(9,941)	-
Proceeds from real estate held for sale	-	840,036
Proceeds from sale of property and equipment	370	-
Net cash (used in) provided by investing activities	(94,640)	836,170

Cash flows from financing activities:
Principal payment of finance lease liabilities	(1,902)	-
Advances to related parties	(604,066)	(64,579)
Collection of notes receivable	600,000	200,000
Net cash (used in) provided by financing activities	(5,968)	135,421

Effect of exchange rate changes in cash and cash equivalents	6,988	4,142
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,688,338)	(1,427,036)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,911,535	5,338,571

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,223,197	$3,911,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$7,374	$3,599
Cash paid for interest	$729	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Balance payment of finance lease right-of-use asset by finance lease liabilities	$18,957	$-

See accompanying notes.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2023, the Company recorded a net cash used in operations of $1,594,718 and as of December 31, 2023, the Company incurred accumulated deficit of $36,549,095. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, the allowance for credit losses, impairment analysis of real estate assets and other long-term assets including goodwill, estimates inherent in recording purchase price allocation, valuation allowance on deferred income taxes, the assumptions used in the valuation of the derivative liability, and the accrual of potential liabilities. Actual results may differ from these estimates.

Credit losses

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables. Management considers historical collection rates, the current financial status of the Company’s customers, macroeconomic factors, and other industry-specific factors when evaluating current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, management believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments, including its trade receivables.

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by class of customer at the business component level, as management determined that risk profile of the Company’s customers is consistent based on the type and industry in which they operate, mainly in the pharmaceuticals industry. Each business component is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the pharmaceuticals industry to estimate if there are current expected credit losses within its trade receivables based on the trends of the Company’s expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default.

Accounts receivable at December 31, 2023 and 2022 are net of allowances for credit losses of $610,599 and $25,677, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at December 31, 2023 and 2022:

	As of and for the years ended,
	2023	2022
Balance at beginning of year	$25,677	$133,356
Charged to operating expenses	584,919	19,075
Write-offs of accounts receivable, net of recoveries	3	(126,754)
Balance at end of year	$610,599	$25,677

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

Cash and cash equivalents

Cash consists of funds on hand and held in bank accounts. Cash equivalents includes time deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less, including money market funds.

On December 31, 2023, and 2022, cash included funds held by employees of $0 and $11,464, respectively, was to facilitate payment of expenses in local currencies or to facilitate third-party online payment platforms which the Company had not set up a corporate account, such as WeChat Pay or Alipay.

	As of December 31,
	2023	2022
Cash and cash equivalents
Denominated in United States Dollar	$573,431	$2,234,242
Denominated in Hong Kong Dollar	1,175,384	1,201,076
Denominated in Chinese Renminbi	434,698	381,012
Denominated in Malaysian Ringgit	39,552	85,940
Denominated in Great British Pound	127	-
Denominated in Singapore Dollar	5	65
Denominated in Euro	-	9,200
Cash and cash equivalents	$2,223,197	$3,911,535

Accounts receivable, net

Accounts receivable is recorded at the invoiced amount less an allowance for any uncollectible accounts. Management reviews the adequacy of the allowance for credit losses on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make an adjustment to the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

	As of December 31,
	2023	2022
Accounts receivable, gross	$655,537	$195,214
Less: Allowance for credit losses	(610,599)	(25,677)
Accounts receivable, net	$44,938	$169,537

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

Office leasehold includes in property and equipment representing three adjoining office units used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a land lease with a term of 27 years and is being depreciated over the remaining lease term. Expenditures for maintenance and repairs are expensed as incurred. Depreciation for this office leasehold in Shenzhen, China, classified as an operating expense, was $104,442 and $111,707 for the years ended December 31, 2023, and 2022, respectively (see Note 3).

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2023, and 2022, the Company determined there were no indicators of impairment of its property and equipment (see Note 3).

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

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed, and projected margins on future unit sales. The Company pays close attention to discern if the real estate held for sale is moving at a slower than expected pace or where margins are trending downward. For the years ended December 31, 2023, and 2022, the Company determined there were no indicators of impairment of its real estate held for sale (see Note 4).

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

Office leasehold includes in real estate held for investment representing three office units owned by the Company located in two commercial buildings in Kuala Lumpur, Malaysia.

Depreciation for this office leasehold in Kuala Lumpur, Malaysia, classified as cost of rental, was $25,125 and $29,001 for the years ended December 31, 2023, and 2022, respectively (see Note 5).

Management assesses the carrying value of real estate held for investment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2023, and 2022, the Company determined there were no indicators of impairment of its real estate held for investment (see Note 5).

Intangible assets, net

Amortizable identifiable intangible assets are stated at cost less accumulated amortization and represent certain trademarks registered in USA, Hong Kong, China, and Singapore.

Amortization is calculated on the straight-line basis over the following estimated useful lives:

Categories	Estimated useful life
Trademarks	10 years

Amortization expense was $718 for the years ended December 31, 2023, and 2022, respectively.

The Company follows ASC 360 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the years ended December 31, 2023, and 2022, the Company determined there were no indicators of impairment of intangible assets (see Note 7).

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

During 2022, indicators of impairment were present, and hence, the Company made an impairment of goodwill of $263,247. As a result, the value of goodwill was impaired to $82,561 as of December 31, 2022.

For the year ended December 31, 2023, the Company determined there was no indicator of impairment, so no impairment was made. As a result, the value of its goodwill remains at $82,561 as of December 31, 2023 (see Note 7).

Impairment of long-lived assets

Long-lived assets primarily include property and equipment, real estate held for investment and intangible assets. In accordance with the provision of ASC 360, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

As of December 31, 2023, and 2022, the Company determined there was no indicator of impairment of its property and equipment, real estate held for investment and intangible assets, respectively.

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

On December 31, 2023, the Company had total twenty-five (25) investments in equity securities without readily determinable fair values, all were related party investments with aggregate value of $100,106. In which, thirteen (13) investments in equity securities without readily determinable fair values were fully impaired and with $nil value (see Note 6).

On December 31, 2022, the Company had total twenty-seven (27) investments in equity securities without readily determinable fair values, all were related party investments with aggregate value of $5,406,106. In which, eleven (11) investments in equity securities without readily determinable fair values were fully impaired and with $nil value (see Note 6).

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

Derivative financial instruments

Derivative financial instruments consist of financial instruments that contain a notional amount and one or more underlying variables such as interest rate, security price, variable conversion rate or other variables, require no initial net investment and permit net settlement. The derivative financial instruments may be free-standing or embedded in other financial instruments. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company follows the provision of ASC 815, Derivatives and Hedging for derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. At each reporting date, the Company reviews its convertible securities to determine that their classification is appropriate (see Note 9).

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain (see Note 12).

The Company conducts major businesses in Hong Kong, China, and Malaysia, and is subject to tax in these jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding Common Stock equivalents.

On December 31, 2023, there were no dilutive shares outstanding, while on December 31, 2022, the only outstanding Common Stock equivalents were the outstanding warrants of 5,356 potentially dilutive shares. These warrants have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore basic and diluted net income (loss) per share were the same.

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

In general, for consolidation purposes, if a subsidiary’s functional currency other than US$, its assets and liabilities are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Any gains or losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive income or loss within equity.

Translation of amounts from each foreign currency of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the years ended December 31,
	2023	2022
Period-end MYR : US$1 exchange rate	4.59	4.40
Period-average MYR : US$1 exchange rate	4.57	4.41
Period-end RMB : US$1 exchange rate	7.10	6.91
Period-average RMB : US$1 exchange rate	7.08	6.75
Period-end HK$ : US$1 exchange rate	7.81	7.81
Period-average HK$ : US$1 exchange rate	7.83	7.83

Comprehensive income or loss

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions or other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income or loss consists of cumulative foreign currency translation adjustments.

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

As of December 31, 2023, and 2022, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of derivative liabilities of $0 and $1, respectively (see Note 9).

The following table sets forth a summary of the changes in the estimated fair value of our derivative during the years ended December 31, 2023, and 2022:

	As of and for the years ended,
	2023	2022
Fair value at beginning of year	$1	$9,935
Fair value gains of derivative liability associated with warrants	(1)	(9,934)
Fair value at end of year	$-	$1

Concentrations of risks

For the year ended December 31, 2023, two customers accounted for 20% (10% and 10%, respectively) of the Company’s revenue, and three customers accounted for 39% (14%, 13% and 12%, respectively) of the Company’s accounts receivable at year-end.

For the year ended December 31, 2022, one customer accounted for 10% of the Company’s revenue, and two customers accounted for 77% (57% and 20%, respectively) of the Company’s accounts receivable at year-end.

For the year ended December 31, 2023, no vendor accounted for 10% or more of the Company’s cost of revenues, and three vendors accounted for 73% (52%, 11% and 10%, respectively) of the Company’s accounts payable at year-end.

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

In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023, as the Company is qualified as a smaller reporting company. The Company has accordingly adopted ASUs 2019-05 in the preparation of its consolidated financial statements from January 1, 2023. Based on the composition of the Company’s accounts receivable, investment portfolio, and other financial assets, including current market conditions and historical credit loss activity, the adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements or disclosures. Specifically, the Company’s estimate of expected credit losses as of January 1, 2023, using its expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of this standard.

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

Revenue from services

For certain service contracts, we assist or provide advisory to clients in capital market listings (“listing services”), our services provided to clients are considered as our performance obligations. Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation has not been completed, deferred costs of revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and when needed may record a liability if a determination is made that costs will exceed revenue.

For other services such as company secretarial, accounting, financial analysis, insurance brokerage services, and other related services (“non-listing services”), upon our completion of such services, representing our performance obligations are satisfied, and hence, the relevant revenue is recognized. For contracts in which we act as an agent, the Company reports revenue net of expenses paid.

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

During 2023, no real estate property was sold. For the year ended December 31, 2022, the Company recognized revenue from the sale of three units of commercial property held for sale.

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

The following tables provide information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	For the years ended December 31,
	2023	2022
Revenue by service lines:
Corporate advisory – non-listing services	$1,440,818	$1,419,843
Corporate advisory – listing services	1,938,778	1,305,623
Rental of real estate properties	98,068	108,495
Sale of real estate properties	-	840,036
Total revenue	$3,477,664	$3,673,997

	For the years ended December 31,
	2023	2022
Revenue by geographic area:
Hong Kong	$2,178,761	$2,046,846
Malaysia	336,539	397,705
China	962,364	1,229,446
Total revenue	$3,477,664	$3,673,997

Deferred costs of revenue

For a service contract where the performance obligation has not been completed, deferred costs of revenue is recorded for any costs incurred in advance before completion of the performance obligation.

Deferred revenue

For a service contract where the performance obligation has not been completed, deferred revenue is recorded for any payments received in advance before completion of the performance obligation.

As of December 31, 2023, and 2022, deferred costs of revenue or deferred revenue is classified as current assets or current liabilities and totaled, respectively:

	As of December 31,
	2023	2022
Current assets
Deferred costs of revenue	$16,291	$168,605

Current liabilities
Deferred revenue	$1,075,404	$1,834,244

Changes in deferred revenue during 2023 and 2022 are as follows:

	As of and for the years ended December 31,
	2023	2022
Deferred revenue, beginning of year	$1,834,244	$2,006,696
New contract liabilities	1,179,938	1,133,171
Performance obligations satisfied	(1,938,778)	(1,305,623)
Deferred revenue, end of year	$1,075,404	$1,834,244

NOTE 3 - PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2023	2022
Property and equipment
Office leasehold	$3,008,413	$3,008,413
Furniture and fixtures	52,058	52,058
Office equipment	62,148	62,148
Leasehold improvement	92,566	92,566
	3,215,185	3,215,185
Changes during the year:
Add: Additions	85,069	-
Less: Disposal	(4,353)	-
	3,295,901	3,215,185

Less: Accumulated depreciation
Accumulated depreciation, beginning of year	(701,618)	(620,881)
Depreciation for the year	(118,963)	(125,486)
Disposal or write-off	4,136	-
Effect of changes in exchange rate	(65,918)	44,749
	(882,363)	(701,618)
Property and equipment, net	$2,413,538	$2,513,567

Office leasehold under property and equipment represents three adjoining office units owned and used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a 50-year land lease with a remaining term of 21 years and is being depreciated over the remaining lease term. Depreciation for this office leasehold in Shenzhen, China, classified as an operating expense, was $104,442 and $111,707 for the years ended December 31, 2023, and 2022, respectively.

Depreciation for property and equipment, including office leasehold, furniture and fixtures, office equipment and leasehold improvement, classified as an operating expense, totaled $118,963 and $125,486 for the years ended December 31, 2023, and 2022, respectively.

NOTE 4 - REAL ESTATE HELD FOR SALE

On December 31, 2023, and 2022, real estate held for sale was valued $1,659,207 and $1,659,207, respectively. Real estate held for sale represents multiple units in a building located in Hong Kong.

During 2023, no property was sold. For the year ended December 31, 2022, the Company sold three units for $840,036, with original cost of $408,813 and other costs of sale of $164,530.

The property was developed for resale on a “unit by unit” basis and is stated at the lower of cost or estimated fair value, less estimated costs to sell. Real estate held for sale represents properties for which a committed plan to sell exists and an active program to market such properties has been initiated.

NOTE 5 - REAL ESTATE HELD FOR INVESTMENT, NET

	As of December 31,
	2023	2022
Real estate held for investment
Office leasehold	$780,518	$780,518
Furniture and fixtures	51,721	51,721
Office equipment	16,534	16,534
Leasehold improvement	70,906	70,906
	919,679	919,679

Less: Accumulated depreciation
Accumulated depreciation, beginning of year	(269,456)	(254,066)
Depreciation for the year	(25,125)	(29,001)
Effect of changes in exchange rate	(26,350)	13,611
Accumulated depreciation, end of year	(320,931)	(269,456)
Real estate held for investment, net	$598,748	$650,223

Real estate held for investment represents the Company’s three office units located in two commercial buildings in Malaysia. The adjoining office units and the other office unit in another building are currently rented to an unrelated tenant, respectively.

Depreciation for real estate held for investment, included in the cost of rental revenue, was $25,125 and $29,001 for the years ended December 31, 2023, and 2022, respectively.

NOTE 6 - OTHER INVESTMENTS

	As of December 31,
	2023	2022
Investment in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$11,981	$11,981
(2) Other related parties	88,125	5,394,125
Total	$100,106	$5,406,106

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

For the year ended December 31, 2023, the Company recognized impairment of $4,982,000 for three of its total investments in equity securities without readily determinable fair values and recorded a reversal of impairment of $6,882,000 for one of the total investments in equity securities without readily determinable fair values. For the year ended December 31, 2022, the Company recognized impairment of $4,208,029 for six of its total investments in equity securities without readily determinable fair values.

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

As of December 31, 2023, the carrying value of our cost method investments aggregated $100,106.

On December 31, 2023, and 2022, the carrying values of equity securities without readily determinable fair values are as follows:

	As of As of December 31,
	2023	2022
Original cost
Balance, beginning of year	$15,537,964	$15,545,764
Additions during the year	500	1,250
Terminations, disposals or forfeitures during the year	(7,206,500)	(9,050)
Balance, end of year	8,331,964	15,537,964

Accumulated impairment
Balance, beginning of year	(10,131,858)	(5,923,829)
Impairment during the year	(4,982,000)	(4,208,029)
Reversal of impairment during the year	6,882,000	-
Balance, end of year	(8,231,858)	(10,131,858)

Net carrying values of equity securities without readily determinable fair values	$100,106	$5,406,106

For the years ended December 31, 2023, and 2022, the Company recognized an impairment loss of other investments of $4,982,000 and $4,208,029, respectively.

During 2023, the Company terminated one of the investments with original cost of $7,206,000. As a result, a reversal of impairment of $6,882,000 was recorded for the year ended December 31, 2023.

During 2023, one investment was sold back to investee at cost of $500 and a new investment was acquired at $500, respectively.

Acquisition of other investments during 2023

Celmonze Wellness Corporation

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

As of December 31, 2023, the Company recorded the investment in Celmonze at a historical cost of $500 under other investments.

Termination or disposal of other investments during 2023

(a)	Termination

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

On May 18, 2023, the Company decided to terminate its investment in the Fund due to significant impairments suffered since subscription and to cancel the shares issued to the Fund due to the Fund’s failure to provide consideration for the shares. As a result, 300,000 shares of the Company’s restricted Common Stock were cancelled, the value of Common Stock of $300 and the value of additional paid-in capital of $7,205,700, in aggregate of $7,206,000, were reversed accordingly. The Company recorded a reversal of impairment of other investment of $6,882,000 during the year ended December 31, 2023.

(b)	Disposal

Simson Wellness Tech Corp.

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

Impairment of other investments during 2023

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

For the year ended December 31, 2023, the Company made a full impairment of $4,000,000 for the investment in MFAI due to continuing losses incurred by MFAI and uncertainty of the existence of the Millennium Sapphire. As a result, our investment in MFAI was recorded with nil value as of December 31, 2023.

Ata Plus Sdn. Bhd.

On July 8, 2020, GVCL entered into an acquisition agreement with all the eight shareholders of Ata Plus Sdn. Bhd., a company incorporated in Malaysia and a Recognized Market Operator (RMO) by the Securities Commission of Malaysia (“APSB”). Pursuant to the agreement, GVCL agreed to acquire 15% of the issued and outstanding shares of APSB for a purchase price of $749,992. The purchase price was paid by the Company issuing to the shareholders approximately 45,731 shares of the Company’s restricted Common Stock, which was based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement, $16.4 per share, on November 18, 2020.

As of December 31, 2022, the fair value of APSB was appraised by an independent appraiser, the Appraiser and according to our 15% interest in APSB, our investment was valued approximately $736,000. Hence, the Company recorded an impairment loss of $13,992 for the year ended December 31, 2022.

For the year ended December 31, 2023, the Company made a further impairment of $736,000 for the investment in APSB due to APSB’s continuing losses and the Company’s shareholdings in APSB were diluted from 15% to approximately 4% at the end of 2023. As a result, our investment in APSB was fully impaired with nil value as of December 31, 2023.

First Bullion Holdings, Inc.

On October 19, 2020, GVCL entered into a stock purchase and option agreement with Mr. Tang Ka Siu Johnny and First Bullion Holdings Inc. (“FBHI”). FBHI, a British Virgin Islands company, operates the businesses of banking, payment gateway, credit cards, debit cards, money lending, crypto trading, and securities token offerings, with corporate offices in the Philippines and Hong Kong. Pursuant to the agreement, GVCL agreed to acquire 10% of the issued and outstanding shares of FBHI for a purchase price of $1,000,000 by issuing approximately 68,587 shares of the Company’s restricted Common Stock to Mr. Tang, which was based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement.

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

On February 26, 2021, the Company issued an additional 34,259 shares of its restricted Common Stock to two designees of Mr. Tang at $27 per share (valued at approximately $925,000). Therefore, GVCL, in aggregate, holds 360,000 ordinary shares of FBHI, representing 18% of the total issued and outstanding shares of FBHI. The investment was recognized at historical cost of $2,289,500 under other investments.

As of December 31, 2022, the fair value of FBHI was appraised the Appraiser and according to our 18% interest in FBHI, our investment was valued approximately $246,000. The depreciation of FHBI’s fair value was mainly due to a significant decrease of its revenue. Hence, the Company recorded an impairment loss of $2,043,500 for the year ended December 31, 2022.

For the year ended December 31, 2023, the Company made a further impairment of $246,000 for the investment in FBHI due to FBHI’s dormant status. As a result, our investment in FBHI was fully impaired with nil value as of December 31, 2023.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net

	As of December 31,
Intangible assets	2023	2022
Trademarks	$7,253	$7,253
Customer lists	344,500	344,500
Insurance agency license	129,032	129,032
	480,785	480,785

Less: Accumulated amortization
Accumulated amortization, beginning of year	(478,885)	(478,160)
Amortization during the year	(718)	(718)
Effect of changes in exchange rate	(1)	(7)
Accumulated amortization, end of year	(479,604)	(478,885)
Intangible assets, net	$1,181	$1,900

As of December 31, 2023, the original cost of our intangible assets totaled $480,785 which includes $7,253 of trademarks acquired by Greenpro Resources (HK) Limited (“GRHK”) during the years of 2013 to 2018, $344,500 of customer lists from the acquisition of Ace Corporation Services Limited (renamed to Falcon Corporate Services Limited on August 26, 2016) (“FCSL”) in 2015, and $129,032 of an insurance agency license from the acquisition of Sparkle Insurance Brokers Limited (renamed to Greenpro Sparkle Insurance Brokers Limited on April 4, 2019) (“Sparkle”) on January 2, 2019, respectively.

As of December 31, 2023, the customer lists from Ace and the insurance agency license from Sparkle had been fully amortized with nil value. During 2023, the Company conducted the annual impairment test and concluded that it is more likely than not the estimated fair value of the trademarks of GRHK was more than their carrying amount, and no impairment indicator existed. As a result, no impairment was made.

Amortization expense for intangible assets for the years ended December 31, 2023, and 2022 was $718, respectively.

Amortization for each year following December 31, 2023, is as follows:

Year ending December 31,	Trademarks
2024	$718
2025	463
Total	$1,181

As of December 31, 2023, the accumulated amortization of intangible assets was $479,604, and the net value of intangible assets was $1,181.

Goodwill

	As of December 31,
Goodwill	2023	2022
Falcon Accounting & Secretaries Limited	$319,726	$319,726
Greenpro Capital Village Sdn. Bhd.	26,082	26,082
	345,808	345,808

Less: Accumulated impairment
Accumulated impairment, beginning of year	(263,247)	-
Impairment during the year	-	(263,247)
Accumulated impairment, end of year	(263,247)	(263,247)
Goodwill, after impairment	$82,561	$82,561

The Company’s goodwill consisted of $319,726 from its acquisition of Falcon Secretaries Limited (renamed to Falcon Accounting & Secretaries Limited on February 25, 2020) (“FASL”) in 2015 and $26,082 from its acquisition of Greenpro Capital Village Sdn. Bhd. (“GCVSB”) in 2021, respectively. Collectively, the Company’s goodwill totaled $345,808.

Goodwill is not amortized but tested for any indicator of impairment annually.

During 2022, the Company conducted the annual impairment test for FASL and GCVSB, respectively and concluded that there was an indicator of impairment for the goodwill derived from the acquisition of FASL, as the net asset value (“NAV”) of FASL is less than the value of the goodwill as of December 31, 2022. As a result, an impairment loss of $263,247 was made, the value of the Company’s goodwill was impaired to $82,561, represents the value of goodwill related to FASL was impaired to $56,479 and the value of goodwill related to GCVSB remains at $26,082, respectively.

During 2023, the Company conducted the annual impairment test and concluded that there was no indicator of impairment for the goodwill derived from the acquisitions of FASL and GCVSB, as both the NAV of FASL and GCVSB was greater than the respective value of the goodwill as of December 31, 2023.

For the years ended December 31, 2023, and 2022, $0 and $263,247 of impairment of goodwill was made, respectively.

As of December 31, 2023, the value of the Company’s goodwill remains at $82,561, representing the value of goodwill related to FASL of $56,479 and the value of goodwill related to GCVSB of $26,082, respectively.

NOTE 8 - LEASES

As of December 31, 2023, the Company has an operating lease agreement for one office space in Hong Kong with a term of two years and has a finance lease for a motor vehicle in Malaysia with a term of five years, respectively. Other than these leases, the Company does not have any other leases over the term of one year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease costs and supplemental cash flow information related to operating leases and finance leases are as follows:

	For the years ended December 31,
	2023	2022
Lease costs
Operating lease costs:
Rental expenses (1)	$94,999	$85,989
Other rental expenses (2)	19,402	26,915
	114,401	112,904
Finance lease costs:
Interest expenses	$729	$-
	729	-
Total lease costs	$115,130	$112,904

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Rental payment - operating leases	$96,211	$91,919
Interest repayment - finance leases	729	-
Principal repayment - finance leases	1,902	-
Total cash paid	$98,842	$91,919
Non-cash activity:
Balance payment of ROU asset by finance lease liabilities	$18,957	$-
Weighted average remaining lease term (in years):
Operating leases	1.20	0.21
Finance leases	4.42	-
Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	6.9%	-

(1)	Rental expenses include amortization of $89,695 and $83,297 and interest expenses of $5,304 and $2,692 for the years ended December 31, 2023, and 2022, respectively.

(2)	Other rental expenses represent those rental expenses for leases with a lease term within one year, and government rent and rates related to the leases.

The supplemental balance sheet information related to leases during the past two years is as follows:

	As of December 31,
	2023	2022
Assets
Long-term operating lease ROU assets, net (1)	$114,551	$17,510
Long-term finance lease ROU asset, net (2)	25,527	-
Total ROU assets	$140,078	$17,510

Liabilities
Current portion of operating lease liabilities	$94,726	$18,725
Current portion of finance lease liabilities	3,426	-
Total current lease liabilities	98,152	18,725

Long-term operating lease liabilities	19,825	-
Long-term finance lease liabilities	13,638	-
Total long-term lease liabilities	33,463	-
Total lease liabilities	$131,615	$18,725

(1)	Operating lease ROU assets are measured at cost of $351,829 and $164,771 less accumulated amortization of $237,278 and $147,261 as of December 31, 2023, and 2022, respectively.

(2)	Finance lease ROU asset is measured at cost of $28,898 less accumulated amortization of $3,371 as of December 31, 2023.

Maturities of the Company’s lease liabilities as of December 31, 2023 are as follows:

	Operating leases	Finance leases
Year ending December 31,
2024	97,583	4,490
2025	19,936	4,490
2026	-	4,490
2027	-	4,490
2028	-	1,868
Total future minimum lease payments	117,519	19,828
Less: Imputed interest/present value discount	(2,968)	(2,764)
Present value of lease liabilities	$114,551	$17,064

Lease obligations
Current lease obligations	$94,726	$3,426
Long-term lease obligations	19,825	13,638
Total lease obligations	$114,551	$17,064

For the year ended December 31, 2023, total lease costs were $115,130 including operating lease costs of $114,401 and finance lease costs of $729, respectively. During 2022, total lease costs were the operating lease costs of $112,904.

NOTE 9 - DERIVATIVE LIABILITIES

	As of and for the years ended,
	2023	2022
Fair value at beginning of year	$1	$9,935
Fair value gains of derivative liability associated with warrants	(1)	(9,934)
Fair value at end of year	$-	$1

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

At December 31, 2023, the Company did not have any outstanding warrants exercisable into the Company’s Common Stock as all call warrants were not exercised on June 12, 2023 (the “Expiration”). At the Expiration, the Company’s Common Stock traded at or below the exercise price (120% of the public offering price), that is $72 (post-split) per share or $7.2 (pre-split) per share.

During the year ended December 31, 2023, the Company recorded a decrease in fair value of derivatives of $1.

The balance of the derivative liabilities related to warrants was $0 and $1 at December 31, 2023 and 2022, respectively.

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

For the year ended December 31, 2023, the Company recognized a gain of $1 associated with the revaluation of above derivative liability.

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

Cancellation of shares in 2023

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

During 2023 and 2022, the Company did not any issue any shares of its Common Stock.

NOTE 11 – WARRANTS

On June 13, 2018, the Company granted to the placement agent and issued warrants exercisable into 53,556 shares of Common Stock at an exercise price of $7.20 per share and the expected expiration of the warrants is June 12, 2023 (the “Expiration”). Since the Expiration, the Company does not expect to issue other warrants in the next twelve months.

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

A summary of warrants to purchase Common Stock issued during the years ended December 31, 2023, and 2022 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding as of January 1, 2022	5,356	$72
Granted	-	-
Exercised	-	-
Expired	-	-
Balance outstanding and exercisable as of December 31, 2022	5,356	72
Granted	-	-
Exercised	-	-
Expired	(5,356)	(72)
Balance outstanding and exercisable as of December 31, 2023	-	$-

On June 12, 2023 (the “Expiration), no warrants were exercised as the trading price of the Company’s Common Stock was at or below the exercise price of $72 (post-split) per share or $7.2 (pre-split) per share. At the Expiration, the closing price of the Company’s Common Stock was $1.78 per share.

At of December 31, 2023, the value of the warrants was $nil as all warrants expired, and hence, no warrants were outstanding and exercisable.

NOTE 12 - INCOME TAXES

Provision for income taxes consisted of the following:

	For the years ended December 31,
	2023	2022

Current:
– Local	$-	$-
– Foreign:
Hong Kong	-	-
The PRC	6,829	2,356
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$6,829	$2,356

A summary of local (United States) and foreign loss before income taxes was comprised of the following:

	For the years ended December 31,
	2023	2022
Tax jurisdictions from:
– United States	$(4,093,463)	$(727,898)
– Foreign, representing:
Hong Kong	(345,251)	73,114
The PRC	(265)	248,199
Malaysia	(47,494)	(101,077)
Labuan	(342,489)	(42,826)
Other (primarily nontaxable jurisdictions)	5,885,490	(5,709,344)

Income (loss) before income taxes	$1,056,528	$(6,259,832)

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of the Company’s statutory income tax rate to the Company’s effective tax rate as a percentage of income from continuing operations before taxes:

	For the years ended December 31,
	2023	2022

Statutory tax rate	21.0%	21.0%
Impairment of goodwill, intangible assets, and investments	-%	-%
Change in income tax valuation allowance	(20.3)%	(21.0)%
Effective tax rate	0.7%	0.0%

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the years presented, the Company has several subsidiaries that operate in different countries and are subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

The significant components of deferred taxes of the Company are as follows (rounded to the nearest thousand):

	As of December 31,
	2023	2022
Deferred tax assets
Impairment of goodwill, intangible assets, and investments	$832,000	$832,000
Financing costs	974,000	974,000
Operating lease liability	24,000	4,000
Finance lease liability	4,000	-
Accounts receivable allowance	128,000	5,000
Net operating loss (NOL) carryforwards:
– United States of America	4,778,000	3,918,000
– Hong Kong	558,000	504,000
– The PRC	559,000	557,000
– Malaysia	226,000	217,000
– Labuan	12,000	1,000
Gross deferred tax assets	8,095,000	7,012,000
Less: valuation allowance	(8,066,000)	(7,006,000)
Total deferred tax assets	29,000	6,000

Deferred tax liabilities
Change in fair value of derivative liabilities	-	2,000
Operating lease right-of-use asset	24,000	4,000
Finance lease right-of-use asset	5,000	-
Total deferred tax liabilities	29,000	6,000

Net deferred tax asset (liability)	$-	$-

The Company believes that it is more likely than not that the deferred tax assets will not be fully realized in the future. Accordingly, the Company established a valuation allowance of $8,066,000 to offset deferred tax assets of $8,095,000 including deferred tax assets related to net operating loss (NOL) carryforwards of $6,133,000 as of December 31, 2023.

For the year ended December 31, 2023, the valuation allowance increased by $1,060,000, was primarily due to an increase of net operating loss (NOL) carryforwards from various tax regimes.

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law.

For the years ended December 31, 2023, and 2022, the operations in the United States of America incurred a net operating loss (NOL) of $4,093,000 and $728,000, respectively.

As of December 31, 2023, the cumulative net operating losses (NOLs) were $22,753,000 which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 16.5% on their assessable income for the tax year.

For the year ended December 31, 2023, the subsidiaries in Hong Kong incurred the aggregate of a net operating loss (NOL) of $345,000 while for the year ended December 31, 2022, the subsidiaries in Hong Kong incurred the aggregate of a net operating income (NOI) of $73,000.

As of December 31, 2023, the cumulative net operating losses (NOLs) aggregated for those subsidiaries which have operations in Hong Kong were $2,651,000. The cumulative NOLs can be carried forward indefinitely to offset future taxable income.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

For the year ended December 31, 2023, the subsidiaries in the PRC recorded the aggregate of a net operating loss (NOL) approximately of $0, while for the year ended December 31, 2022, the subsidiaries in the PRC recorded the aggregate of a net operating income (NOI) of $248,000.

As of December 31, 2023, the subsidiaries operating in the PRC had incurred the aggregate amount of cumulative net operating losses (NOLs) of $2,236,000 which can be carried forward to offset future taxable income. A partial NOL carryforwards begin to expire in 2024, if unutilized.

Malaysia

The Company’s subsidiaries operating in Malaysia are subject to the Malaysia Corporate Tax Laws at an income tax rate from 15% to 24% on their assessable income for the tax year.

For the years ended December 31, 2023, and 2022, the subsidiaries in Malaysia incurred the aggregate of a net operating loss (NOL) of $47,000 and $101,000, respectively.

As of December 31, 2023, the operations in Malaysia had incurred the aggregate amount of cumulative net operating losses (NOLs) of $1,132,000 which can be carried forward indefinitely to offset taxable income in future.

Labuan

The Company’s subsidiary operating in Labuan is subject to the Labuan Corporate Tax Laws at a progressive income tax rate starting from 3% on their assessable income for the tax year.

For the years ended December 31, 2023, and 2022, the subsidiary in Labuan incurred the aggregate of a net operating loss (NOL) of $342,000 and $43,000, respectively.

As of December 31, 2023, the operations in Labuan had incurred the aggregate amount of cumulative net operating losses (NOLs) of $385,000 which can be carried forward indefinitely to offset taxable income in future.

The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from all the Company’s net operating loss carryforwards as the Company believes it is more likely than not that these deferred tax assets will not be fully realized in the future.

NOTE 13 - RELATED PARTY TRANSACTIONS

Accounts receivable from related parties:	December 31, 2023	December 31, 2022

Accounts receivable, net
- Related party B (net of allowance of $379,542 and $1,750 as of December 31, 2023, and 2022, respectively)	$-	$129,250
- Related party K (net of allowance of $0 and $2 as of December 31, 2023, and 2022, respectively)	-	42
Total	$-	$129,292

Prepaid to a related party:	December 31, 2023	December 31, 2022

Prepayment
- Related party B	$-	$80,000

Due from related parties:	December 31, 2023	December 31, 2022

Due from related parties
- Related party B	$25,932	$4,708
- Related party D	723,889	200,000
- Related party G	1,032	1,064
- Related party H	-	60,000
- Related party I	7	-
Total	$750,860	$265,772

The amounts due from related parties are interest-free, unsecured and have no fixed terms of repayment.

Due to related parties:	December 31, 2023	December 31, 2022

Due to related parties
- Related party A	$30,238	$47,135
- Related party B	19,906	2,275
- Related party E	844	-
- Related party J	336,636	390,333
- Related party K	1,650	8,508
Total	$389,274	$448,251

The amounts due to related parties are interest-free, unsecured and repayable on demand.

Deferred cost of revenue to a related party:	December 31, 2023	December 31, 2022

Deferred cost of revenue to a related party
- Related party B	$-	$11,640

Deferred revenue from related parties:	December 31, 2023	December 31, 2022

Deferred revenue from related parties
- Related party B	$157,500	$749,400
- Related party E	-	100,000
Total	$157,500	$849,400

	For the years ended December 31,
Income from or expenses to related parties:	2023	2022

Service revenue from related parties
- Related party A	$3,647	$147,269
- Related party B	1,120,805	463,304
- Related party D	35,358	30,923
- Related party E	258,251	8,865
- Related party G	7,351	13,664
- Related party I	-	1,089
- Related party K	165	89
Total	$1,425,577	$665,203

Cost of revenues to a related party
- Related party B	$23,280	$-

General and administrative expenses to related parties
- Related party A	$-	$9,287
- Related party B	24,844	125,286
- Related party D	44,475	-
- Related party I	15,762	16,334
- Related party K	37,799	42,895
Total	$122,880	$193,802

Other income from related parties
- Related party B	$38,747	$1,356
- Related party D	8,862	4,494
Total	$47,609	$5,850

Reversal of impairment of related party investment:
- Related party B	$6,882,000	$-

Impairment of related party investments:
- Related party B	$4,982,000	$4,208,029

Impairment of other receivable from related parties:
- Related party D	$-	$606,250
- Related party H	60,000	-
Total	$60,000	$606,250

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

Related party H represents a company in which we currently have an approximate 48% equity-method investment. On December 31, 2023, the Company determined the amount due from related party H of $60,000 was impaired and recorded an impairment of other receivable of $60,000 for the year ended December 31, 2023. During 2018, the Company acquired approximately 49% of related party H for total consideration of $368,265. On December 31, 2018, the Company determined that its investments in related party H was impaired and recorded an impairment of other investments of $368,265.

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

The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the year ended December 31, 2023
	Real estate business	Service business	Corporate	Total

Revenues	$98,068	$3,379,596	$-	$3,477,664
Cost of revenues	(36,613)	(534,965)	-	(571,578)
Reversal of impairment of investment	-	-	6,882,000	6,882,000
Reversal of write-off notes receivable	-	-	600,000	600,000
Depreciation and amortization	(29,982)	(207,520)	(386)	(237,888)
Impairment of other receivable	-	-	(60,000)	(60,000)
Impairment of investments	-	-	(4,982,000)	(4,982,000)
Net income (loss)	(59,715)	(857,609)	1,967,023	1,049,699

Total assets	1,703,618	5,189,914	1,764,488	8,658,020
Capital expenditures for long-lived assets	$-	$113,967	$-	$113,967

	For the year ended December 31, 2022
	Real estate business	Service business	Corporate	Total

Revenues	$948,531	$2,725,466	$-	$3,673,997
Cost of revenues	(619,426)	(404,077)	-	(1,023,503)
Reversal of write-off notes receivable	-	-	200,000	200,000
Depreciation and amortization	(30,874)	(203,508)	(4,120)	(238,502)
Impairment of goodwill	-	-	(263,247)	(263,247)
Impairment of other receivable	-	-	(606,250)	(606,250)
Impairment of investments	-	-	(4,208,029)	(4,208,029)
Net income (loss)	221,712	(620,880)	(5,863,020)	(6,262,188)

Total assets	1,851,373	5,995,114	7,792,719	15,639,206
Capital expenditures for long-lived assets	$-	$3,016	$-	$3,016

(b) By Geography*

	For the year ended December 31, 2023
	Hong Kong	Malaysia	China	Total

Revenues	$2,178,761	$336,539	$962,364	$3,477,664
Cost of revenues	(272,758)	(169,245)	(129,575)	(571,578)
Reversal of impairment of investment	6,882,000	-	-	6,882,000
Reversal of write-off notes receivable	600,000	-	-	600,000
Depreciation and amortization	(97,231)	(34,263)	(106,394)	(237,888)
Impairment of other receivable	(60,000)	-	-	(60,000)
Impairment of investments	(4,882,000)	-	-	(4,882,000)
Net income (loss)	1,252,158	(517,533)	315,074	1,049,699

Total assets	4,499,800	1,534,064	2,624,156	8,658,020
Capital expenditures for long-lived assets	$1,549	$110,869	$1,549	$113,967

	For the year ended December 31, 2022
	Hong Kong	Malaysia	China	Total

Revenues	$2,046,846	$397,705	$1,229,446	$3,673,997
Cost of revenues	(659,126)	(221,442)	(142,935)	(1,023,503)
Reversal of write-off notes receivable	200,000	-	-	200,000
Depreciation and amortization	(94,237)	(30,874)	(113,391)	(238,502)
Impairment of goodwill	(263,247)	-	-	(263,247)
Impairment of other receivable	(606,250)	-	-	(606,250)
Impairment of investments	(4,208,029)	-	-	(4,208,029)
Net income (loss)	(6,329,749)	(178,618)	246,179	(6,262,188)

Total assets	10,786,359	1,969,298	2,883,549	15,639,206
Capital expenditures for long-lived assets	$-	$1,226	$1,790	$3,016

*	Revenues and costs are attributed to countries based on the location of customers.

