Form 10-Q
period 2024-03-31
Greenpro Capital Corp.
filed 2024-05-13
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 13, 2024, there were 7,515,813 shares, par value $0.0001, of the registrant’s common stock (“Common Stock”) issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(In U.S. dollars, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents (including $63,890 and $166,481 of time deposits as of March 31, 2024 and December 31, 2023, respectively)	$1,654,243	$2,223,197
Accounts receivable, net of allowance for credit losses of $734,729 and $610,599 as of March 31, 2024 and December 31, 2023, respectively (including $14,292 and $0 of net accounts receivable from related parties as of March 31, 2024 and December 31, 2023, respectively)	60,635	44,938
Prepaids and other current assets	452,993	627,315
Due from related parties	898,947	750,860
Deferred cost of revenue	14,486	16,291
Total current assets	3,081,304	3,662,601

Property and equipment, net	2,346,065	2,413,538
Real Estate investments:
Real estate held for sale	1,659,207	1,659,207
Real estate held for investment, net	577,555	598,748
Intangible assets, net	999	1,181
Goodwill	82,561	82,561
Other investments (including $99,586 and $100,106 of investments in related parties as of March 31, 2024 and December 31, 2023, respectively)	99,586	100,106
Operating lease right-of-use assets, net	91,023	114,551
Finance lease right-of-use asset, net	23,396	25,527
TOTAL ASSETS	$7,961,696	$8,658,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$451,771	$724,796
Due to related parties	332,080	389,274
Income tax payable	1,398	292
Operating lease liabilities, current portion	91,023	94,726
Finance lease liabilities, current portion	3,386	3,426
Deferred revenue (including $75,800 and $157,500 from related parties as of March 31, 2024 and December 31, 2023, respectively)	1,058,060	1,075,404
Total current liabilities	1,937,718	2,287,918

Operating lease liabilities, non-current portion	-	19,825
Finance lease liabilities, non-current portion	12,382	13,638
Total liabilities	1,950,100	2,321,381

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 7,515,813 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	7,576	7,576
Additional paid in capital	42,897,029	42,897,029
Accumulated other comprehensive loss	(362,302)	(310,169)
Accumulated deficit	(36,814,612)	(36,549,095)
Total Greenpro Capital Corp. stockholders’ equity	5,727,691	6,045,341
Non-controlling interests in consolidated subsidiaries	283,905	291,298

Total stockholders’ equity	6,011,596	6,336,639

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,961,696	$8,658,020

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2024	2023

REVENUES:
Service revenue (including $194,249 and $341,172 of service revenue from related parties for the three months ended March 31, 2024 and 2023, respectively)	$633,792	$615,604
Rental revenue	24,607	22,131
Total revenues	658,399	637,735

COST OF REVENUES:
Cost of service revenue (including $3,054 and $0 of cost of revenue to related party for the three months ended March 31, 2024 and 2023, respectively)	(74,698)	(68,461)
Cost of rental revenue	(6,176)	(9,723)
Total cost of revenues	(80,874)	(78,184)

GROSS PROFIT	577,525	559,551

OPERATING EXPENSES:
General and administrative (including $27,903 and $14,805 of general and administrative expenses to related parties for the three months ended March 31, 2024 and 2023, respectively)	(1,051,238)	(891,564)
Total operating expenses	(1,051,238)	(891,564)

LOSS FROM OPERATIONS	(473,713)	(332,013)

OTHER INCOME (EXPENSES):
Other income (including $11,426 and $3,365 of other income from related parties for the three months ended March 31, 2024, and 2023, respectively)	12,619	20,646
Interest income (including $985 and $0 of interest income from related parties for the three months ended March 31, 2024, and 2023, respectively)	9,889	10,815
Gain on disposal of investment (including $179,980 of related party investment for the three months ended March 31, 2024)	179,980	-
Interest expense	(279)	-
Fair value gains of derivative liabilities associated with warrants	-	1
Reversal of impairment of other investment (including reversal of impairment of $123,000 of related party investment for the three months ended March 31, 2023)	-	123,000
Reversal of write-off notes receivable	-	200,000
Total other income	202,209	354,462

(LOSS) INCOME BEFORE INCOME TAX	(271,504)	22,449
Income tax expense	(1,406)	(513)
NET (LOSS) INCOME	(272,910)	21,936
Net loss attributable to non-controlling interests	7,393	9,153

NET (LOSS) INCOME ATTRIBUTED TO COMMON STOCKHOLDERS OF GREENPRO CAPITAL CORP.	(265,517)	31,089
Other comprehensive (loss) income:
- Foreign currency translation (loss) income	(52,133)	10,837
COMPREHENSIVE (LOSS) INCOME	$(317,650)	$41,926

NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.04)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	7,575,813	7,875,813

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(In U.S. dollars, except share data)

(Unaudited)

Three months ended March 31, 2024
	Greenpro Capital Corp. Stockholders
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2023	7,575,813	$7,576	$42,897,029	$(310,169)	$(36,549,095)	$291,298	$6,336,639
Foreign currency translation	-	-	-	(52,133)	-	-	(52,133)
Net loss	-	-	-	-	(265,517)	(7,393)	(272,910)
Balance as of March 31, 2024 (Unaudited)	7,575,813	$7,576	$42,897,029	$(362,302)	$(36,814,612)	$283,905	$6,011,596

Three months ended March 31, 2023
	Greenpro Capital Corp. Stockholders
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2022	7,875,813	$7,876	$50,102,729	$(224,891)	$(37,622,680)	$315,184	$12,578,218
Foreign currency translation	-	-	-	10,837	-	-	10,837
Net income (loss)	-	-	-	-	31,089	(9,153)	21,936
Balance as of March 31, 2023 (Unaudited)	7,875,813	$7,876	$50,102,729	$(214,054)	$(37,591,591)	$306,031	$12,610,991

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(In U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2024	2023

Cash flows from operating activities:
Net (loss) income	$(272,910)	$21,936
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	36,466	36,978
Amortization of intangible assets	180	179
Amortization of operating lease right-of-use assets	23,282	21,246
Amortization of finance lease right-of-use asset	1,401	-
Provision for credit losses	127,763	26,956
Gain on disposal of investment	(179,980)	-
Fair value gains of warrants	-	(1)
Reversal of impairment of other investment-related party	-	(123,000)
Reversal of write-off notes receivable	-	(200,000)
Changes in operating assets and liabilities:
Accounts receivable	(139,827)	(124,939)
Prepaids and other current assets	174,322	47,646
Deferred cost of revenue	1,805	(20,830)
Accounts payable and accrued liabilities	(273,025)	(307,286)
Operating lease liabilities	(23,282)	(22,461)
Income tax payable	1,106	(346)
Deferred revenue	(17,344)	(107,600)
Net cash used in operating activities	(540,043)	(751,522)

Cash flows from investing activities:
Purchase of property and equipment	(4,400)	-
Proceeds from disposal of other investments	180,500	-
Purchase of other investment	-	(500)
Net cash provided by (used in) investing activities	176,100	(500)

Cash flows from financing activities:
Principal payment of finance lease liabilities	(809)	-
Advances to related parties	(205,281)	(328,720)
Collection of notes receivable	-	200,000
Net cash used in financing activities	(206,090)	(128,702)

Effect of exchange rate changes in cash and cash equivalents	1,079	(683)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(568,954)	(881,407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,223,197	3,911,535

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,654,243	$3,030,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$288	$863
Cash paid for interest	$279	$-

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet information as of December 31, 2023 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024. These financial statements should be read in conjunction with that report.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiaries which the Company controls and entities for which the Company is the primary beneficiary. For those consolidated subsidiaries where the Company’s ownership is less than 100%, the outside shareholders’ interests are shown as non-controlling interests in equity. Acquired businesses are included in the consolidated financial statements from the date on which control is transferred to the Company. Subsidiaries are deconsolidated from the date that control ceases. All inter-company accounts and transactions have been eliminated in consolidation.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2024, the Company incurred a net loss of $272,910 and net cash used in operations of $540,043, and as of March 31, 2024, the Company incurred accumulated deficit of $36,814,612. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2023 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In addition, the Reverse Stock Split effected a reduction in the number of shares of Common Stock issuable upon the exercise of the warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split, resulting in a reduction from 53,556 (pre-split) shares to 5,356 (post-split) shares. On June 12, 2023 (the “Expiration”), no warrants were exercised. Since the Expiration, all warrants expired, no warrants are outstanding and exercisable (see Note 5).

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

COVID-19 pandemic and other global risks

Although the COVID-19 pandemic appears to have abated, its long-term effects on the global economy, including elevated inflation, continued to affect our business. Furthermore, should there be a resurgence of the COVID-19 or new variants of COVID-19 pandemic, or should another pandemic arise, this could further affect our business. Moreover, a prolonged outbreak of any health epidemic or other adverse public health developments could create significant macroeconomic uncertainty, volatility and disruption, which may adversely affect our business operations.

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

Management regularly monitors the economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

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

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by class of customer at the business component level, as management determined that risk profile of the Company’s customers is consistent based on the type and industry in which they operate. Each business component is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the relevant industry to estimate if there are current expected credit losses within its trade receivables based on the trends of the Company’s expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default.

Accounts receivable at March 31, 2024 and December 31, 2023 are net of allowances for credit losses of $734,729 and $610,599, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Balance at beginning of year	$610,599	$25,677
Charged to operating expenses	127,763	584,919
(Recoveries) Write-offs of accounts receivable	(3,633)	3
Balance at end of year	$734,729	$610,599

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

At March 31, 2024 and December 31, 2023, cash included funds held by employees of $9,712 and $0, respectively, was to facilitate payment of expenses in local currencies or to facilitate third-party online payment platforms which the Company had not set up a corporate account, such as WeChat Pay or Alipay.

	As of March 31, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Cash and cash equivalents
Denominated in United States Dollar	$425,440	$573,431
Denominated in Hong Kong Dollar	789,687	1,175,384
Denominated in Chinese Renminbi	426,239	434,698
Denominated in Malaysian Ringgit	12,747	39,552
Denominated in Great British Pound	126	127
Denominated in Singapore Dollar	4	5
Cash and cash equivalents	$1,654,243	$2,223,197

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

On March 31, 2024, the Company had total twenty-four (24) investments in equity securities without readily determinable fair values, all were related party investments with aggregate value of $99,586. In which, thirteen (13) investments in equity securities without readily determinable fair values were fully impaired and with $nil value (see Note 3).

On December 31, 2023, the Company had total twenty-five (25) investments in equity securities without readily determinable fair values, all were related party investments with aggregate value of $100,106. In which, thirteen (13) investments in equity securities without readily determinable fair values were fully impaired and with $nil value (see Note 3).

Leases

The Company determines if a contract is or contains a lease at inception of the contract or modification of the contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

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

On March 31, 2024, there were no dilutive shares outstanding, while on March 31, 2023, the only outstanding Common Stock equivalents were the outstanding warrants of 5,356 potentially dilutive shares. These warrants have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore basic and diluted net income (loss) per share were the same.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2024	2023
Period-end MYR : US$1 exchange rate	4.72	4.42
Period-average MYR : US$1 exchange rate	4.73	4.39
Period-end RMB : US$1 exchange rate	7.22	6.87
Period-average RMB : US$1 exchange rate	7.18	6.85
Period-end HK$ : US$1 exchange rate	7.83	7.85
Period-average HK$ : US$1 exchange rate	7.82	7.85

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

Concentrations of risks

For the three months ended March 31, 2024, three customers accounted for 49% (22%, 15% and 12%, respectively) of revenues, as compared to the three months ended March 31, 2023, one customer accounted for 50% of revenues.

Two customers accounted for 47% (25% and 22%, respectively) and three customers accounted for 39% (14%, 13% and 12%, respectively) of net accounts receivable as of March 31, 2024 and December 31, 2023, respectively.

For the three months ended March 31, 2024, no vendor accounted for 10% or more of the Company’s cost of revenues, while for the three months ended March 31, 2023, one vendor accounted for 21% of the Company’s cost of revenues.

Two vendors accounted for 65% (42% and 23%, respectively) and three vendors accounted for 73% (52%, 11% and 10%, respectively) of accounts payable as of March 31, 2024 and December 31, 2023, respectively.

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

Revenue from services

For certain service contracts, we assist or provide advisory to clients in capital market listings (“listing services”), our services provided to clients are considered as our performance obligations. Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation has not been completed, deferred cost of revenue is recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and when needed may record a liability if a determination is made that costs will exceed revenue.

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

During the three months ended March 31, 2024, and 2023, no real estate property was sold.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory - non-listing services	$488,092	$235,628
Corporate advisory - listing services	145,700	379,976
Rental of real estate properties	24,607	22,131
Total revenue	$658,399	$637,735

	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$417,272	$453,545
Malaysia	175,129	75,260
China	65,998	108,930
Total revenue	$658,399	$637,735

Deferred cost of revenue

For a service contract where the performance obligation has not been completed, deferred cost of revenue is recorded for any costs incurred in advance before completion of the performance obligation.

Deferred revenue

For a service contract where the performance obligation has not been completed, deferred revenue is recorded for any payments received in advance before completion of the performance obligation.

As of March 31, 2024, and December 31, 2023, deferred cost of revenue or deferred revenue is classified as current assets or current liabilities and totaled, respectively:

	As of March 31, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Current assets
Deferred cost of revenue	$14,486	$16,291

Current liabilities
Deferred revenue	$1,058,060	$1,075,404

Changes in deferred revenue during the three months ended March 31, 2024 are as follows:

Three Months Ended March 31, 2024
(Unaudited)
Deferred revenue, January 1, 2024	$1,075,404
New contract liabilities	128,356
Performance obligations satisfied	(145,700)
Deferred revenue, March 31, 2024	$1,058,060

NOTE 3 - OTHER INVESTMENTS

	As of March 31, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Investments in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$11,981	$11,981
(2) Other related parties	87,605	88,125
Total	$99,586	$100,106

Investments in equity securities without readily determinable fair values of affiliates (related parties):

Equity securities without readily determinable fair values are investments in privately held companies without readily determinable market values. The Company adopted the guidance of ASC 321, Investments - Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of same issuer (the “Measurement Alternative”). The fair value of equity securities without readily determinable fair values that has been remeasured due to impairments is classified within Level 3. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired.

For the three months ended March 31, 2024, the Company did not recognize any impairment or reversal of impairment whereas for the three months ended March 31, 2023, the Company recognized a reversal of impairment of $123,000 for one of the investments in equity securities without readily determinable fair values.

During the year ended December 31, 2023, the Company recognized impairment of $4,982,000 for three of its total investments in equity securities without readily determinable fair values and recorded a reversal of impairment of $6,882,000 for one of the total investments in equity securities without readily determinable fair values.

In addition, the Company recorded its equity securities without readily determinable fair values at cost. For these cost method investments, we recorded as other investments in our condensed consolidated balance sheets. We reviewed all our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally adopt the valuation methods allowed under ASC820 Fair Value Measurement to evaluate the fair values of our cost method investments approximated or exceeded their carrying values as of March 31, 2024. Our cost method investments had a carrying value of $99,586 as of March 31, 2024.

(a) Agape ATP Corporation:

On April 14, 2017, our wholly owned subsidiary, Greenpro Venture Capital Limited (“GVCL”) acquired 17,500,000 shares of common stock of Agape ATP Corporation, a Nevada corporation (“Agape”), par value of $0.0001 per share, for $1,750. Agape is principally engaged in provision of health and wellness products and advisory services to clients in Malaysia. Effective on November 9, 2017, Agape’s common stock was registered under OTC Markets Group, Inc. (“OTC”). As of December 31, 2021, GVCL holds approximately 5% of the total outstanding shares of Agape and recognized the investment at historical cost of $1,750 under other investments.

On January 21, 2022, GVCL entered into a forfeiture agreement with Agape. Pursuant to the agreement, GVCL agreed to transfer 16,500,000 shares out of its total invested 17,500,000 shares of Agape’s common stock to Agape for nil consideration. As a result, GVCL holds approximately 1% of the total outstanding shares of Agape and recognized a loss on forfeiture of other investment of $1,650.

Since October 10, 2023, Agape’s common stock has been uplisted from OTC to The Nasdaq Stock Market LLC (“NASDAQ”).

As of December 31, 2023, GVCL owns 1,000,000 shares of Agape’s common stock and recognized our investment in Agape under a historical cost of $100 or $0.0001 per share.

On February 16, 2024, GVCL sold 200,000 shares of Agape’s common stock through a broker at a price of $180,000. As a result, GVC recognized a gain on disposal of other investment of $179,980.

As of March 31, 2024, GVCL still owns 800,000 shares of Agape’s common stock and recognized the investment under a historical cost of $80 or $0.0001 per share.

(b) Celmonze Wellness Corporation:

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

On January 17, 2024, GVCL entered a repurchase agreement with Celmonze. Pursuant to the agreement, GVCL agreed to sell back all our 5,000,000 owned Celmonze shares to Celmonze at $500. We received cash of $500 from Celmonze in exchange for our return of Celmonze shares.

The Company had cost method investments without readily determinable fair values with a carrying value of $99,586 and $100,106 as of March 31, 2024, and December 31, 2023, respectively.

On March 31, 2024 and December, 31 2023, the carrying values of equity securities without readily determinable fair values are as follows:

	As of March 31, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Original cost
Balance, beginning of period/year	$8,331,964	$15,537,964
Additions during the period/year	-	500
Disposals, forfeitures or terminations during the period/year	(520)	(7,206,500)
Balance, end of period/year	8,331,444	8,331,964

Accumulated impairment
Balance, beginning of period/year	(8,231,858)	(10,131,858)
Impairment during the period/year	-	(4,982,000)
Reversal of impairment during the period/year	-	6,882,000
Balance, end of period/year	(8,231,858)	(8,231,858)

Net carrying values of equity securities without readily determinable fair values	$99,586	$100,106

Accumulated impairment of other investments

As of March 31, 2024 and December 31, 2023, the accumulated impairment loss of other investments was $8,231,858 and $8,231,858, respectively.

NOTE 4 - LEASES

As of March 31, 2024, the Company has an operating lease agreement for one office space in Hong Kong with a term of two years and has a finance lease for a motor vehicle in Malaysia with a term of five years, respectively. Other than these leases, the Company does not have any other leases over the term of one year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to operating leases and finance leases for the periods are as follows:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Lease costs
Operating lease costs:
Rental expenses (1)	$24,348	$21,977
Other rental expenses (2)	4,764	7,432
	29,112	29,409
Finance lease costs:
Interest expenses	$279	$-
	279	-
Total lease costs	$29,391	$29,409

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Rental payment - operating leases	$24,348	$23,187
Interest repayment - finance leases	279	-
Principal repayment - finance leases	809	-
Total cash paid	$25,436	$23,187
Non-cash activity:
Balance payment of ROU asset by finance lease liabilities	$15,768	$-
Weighted average remaining lease term (in years):
Operating leases	0.95	1.96
Finance leases	4.17	-
Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	6.9%	-

(1)	Rental expenses include amortization of $23,282 and $21,246 and interest expenses of $1,066 and $731 during the three months ended March 31, 2024 and 2023, respectively.

(2)	Other rental expenses represent those rental expenses for leases with a lease term within one year, and government rent and rates related to the leases.

The supplemental balance sheet information related to leases for the periods is as follows:

	As of March 31, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Assets
Long-term operating lease ROU assets, net (1)	$91,023	$114,551
Long-term finance lease ROU asset, net (2)	23,396	25,527
Total ROU assets	$114,419	$140,078

Liabilities
Current portion of operating lease liabilities	$91,023	$94,726
Current portion of finance lease liabilities	3,386	3,426
Total current lease liabilities	94,409	98,152

Long-term operating lease liabilities	-	19,825
Long-term finance lease liabilities	12,382	13,638
Total long-term lease liabilities	12,382	33,463
Total lease liabilities	$106,791	$131,615

(1)	Operating lease ROU assets are measured at cost of $351,829, net of accumulated amortization of $260,806 and $237,278 as of March 31, 2024, and December 31, 2023 respectively.

(2)	Finance lease ROU assets are measured at cost of $28,898, net of accumulated amortization of $5,502 and $3,371 as of March 31, 2024 and December 31, 2023, respectively.

Maturities of the Company’s lease liabilities as of March 31, 2024 are as follows:

	Operating leases	Finance leases
Year ending December 31,
2024 (remaining 9 months)	73,027	3,271
2025	19,892	4,362
2026	-	4,362
2027	-	4,362
2028	-	1,815
Total future minimum lease payments	92,919	18,172
Less: Imputed interest/present value discount	(1,896)	(2,404)
Present value of lease liabilities	$91,023	$15,768

Lease obligations
Current lease obligations	$91,023	$3,386
Long-term lease obligations	-	12,382
Total lease obligations	$91,023	$15,768

For the three months ended March 31, 2024, total lease costs were $29,391 including operating lease costs of $29,112 and finance lease costs of $279, respectively. For the three months ended March 31, 2023, total lease costs were the operating lease costs of $29,409.

NOTE 5 - WARRANTS

In 2018, the Company issued warrants exercisable into 53,556 shares of Common Stock at an exercise price of $7.20 per share and will expire in 2023. The warrants were fully vested when issued.

On July 19, 2022, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effect a reverse split of the Company’s Common Stock at a ratio of 10-for-1 (the “Reverse Stock Split”), effective as of July 28, 2022. The Reverse Stock Split effected a reduction in the number of shares of Common Stock issuable upon the exercise of the warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split. As a result of the Reverse Stock Split, the number of the outstanding warrants exercisable into the Company’s Common Stock was reduced from 53,556 (pre-split) shares to 5,356 (post-split) shares and the exercise price of the warrants was adjusted from $7.2 (pre-split) per share to $72 (post-split) per share.

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

Since the Expiration, all warrants expired, no warrants are outstanding and exercisable.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts receivable from related parties:	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Accounts receivable, net - related parties
- Related party A (net of allowance of $2 as of March 31, 2024)	37	-
- Related party B (net of allowance of $443,592 and $379,542 as of March 31, 2024 and December 31, 2023, respectively)	950	-
- Related party D (net of allowance of $700 as of March 31, 2024)	13,305	-
Total	$14,292	$-

Due from related parties:	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Due from related parties
- Related party B	$174,042	$25,932
- Related party D	723,850	723,889
- Related party G	1,048	1,032
- Related party I	7	7
Total	$898,947	$750,860

The amounts due from related parties are interest-free, unsecured and have no fixed terms of repayment.

Due to related parties:	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Due to related parties
- Related party A	$35,377	$30,238
- Related party B	9,592	19,906
- Related party E	-	844
- Related party J	284,784	336,636
- Related party K	2,327	1,650
Total	$332,080	$389,274

The amounts due to related parties are interest-free, unsecured, and repayable on demand.

Deferred revenue from a related party:	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)

Deferred revenue from related party
- Related party B	$75,800	$157,500

Other investments in a related party:	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)

Investments in related party
- Related party B	$99,586	$100,106

	For the three months ended March 31,
Income from or expenses to related parties:	2024	2023
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$924	$287
- Related party B	178,308	337,341
- Related party D	14,008	-
- Related party E	970	3,499
- Related party K	39	45
Total	$194,249	$341,172

Cost of service revenue to a related party
- Related party A	$3,054	$-

General and administrative expenses to related parties
- Related party D	$19,499	$-
- Related party I	3,803	4,099
- Related party K	4,601	10,706
Total	$27,903	$14,805

Other income from related parties:
- Related party B	8,435	-
- Related party D	2,991	3,365
Total	$11,426	$3,365

Interest income from a related party
- Related party B	$985	$-

Gain on disposal of related party investment
- Related party B	$179,980	-

Reversal of impairment of related party investment:
- Related party B	$-	$123,000

Related party A is under common control of Mr. Loke Che Chan Gilbert, the Company’s CFO, and a major shareholder.

Related party B represents companies where the Company owns a respective percentage ranging from 1% to 13% interests in those companies.

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

Related party K represents shareholders and directors of the Company. Due from related party K represents the amounts paid by the Company to third parties on behalf of our shareholders or directors. On the other hand, due to related party K represents the amounts paid by the shareholders or directors to third parties on behalf of the Company. The amounts due from or due to related party K are non-interest bearing and are due on demand.

NOTE 7 - SEGMENT INFORMATION

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a)	By Categories

	For the three months ended March 31, 2024 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$24,607	$633,792	$-	$658,399
Cost of revenues	(6,176)	(74,698)	-	(80,874)
Gain on disposal of investment	-	-	179,980	179,980
Depreciation and amortization	(5,538)	(55,756)	(35)	(61,329)
Net (loss) income	(18,483)	(340,454)	86,027	(272,910)

Total assets	1,690,794	4,852,833	1,418,069	7,961,696
Capital expenditures for long-lived assets	$-	$4,400	$-	$4,400

	For the three months ended March 31, 2023 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$22,131	$615,604	$-	$637,735
Cost of revenues	(9,723)	(68,461)	-	(78,184)
Reversal of impairment of other investment	-	-	123,000	123,000
Reversal of write-off notes receivable	-	-	200,000	200,000
Depreciation and amortization	(7,718)	(50,557)	(128)	(58,403)
Net (loss) income	(22,882)	(204,335)	249,153	21,936

Total assets	1,718,997	6,018,656	7,659,366	15,397,019
Capital expenditures for long-lived assets	$-	$-	$-	$-

(b) By Geography*

	For the three months ended March 31, 2024 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$417,272	$175,129	$65,998	$658,399
Cost of revenues	(22,792)	(45,482)	(12,600)	(80,874)
Gain on disposal of investment	179,980	-	-	179,980
Depreciation and amortization	(25,146)	(9,993)	(26,190)	(61,329)
Net loss	(183,077)	(75,267)	(14,566)	(272,910)

Total assets	3,996,329	1,447,424	2,517,943	7,961,696
Capital expenditures for long-lived assets	$-	$4,400	$-	$4,400

	For the three months ended March 31, 2023 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$453,545	$75,260	$108,930	$637,735
Cost of revenues	(19,590)	(32,553)	(26,041)	(78,184)
Reversal of impairment of other investment	123,000	-	-	123,000
Reversal of write-off notes receivable	200,000	-	-	200,000
Depreciation and amortization	(23,076)	(7,718)	(27,609)	(58,403)
Net income (loss)	117,636	(97,529)	1,829	21,936

Total assets	10,793,779	1,918,403	2,684,837	15,397,019
Capital expenditures for long-lived assets	$-	$-	$-	$-

*	Revenues and costs are attributed to countries based on the location where the entities operate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 28, 2024 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of Operations

During the three months ended March 31, 2024 and 2023, we operated in three regions: Hong Kong, China and Malaysia. We derived revenue from the provision of services and the rental activities of our commercial properties.

Comparison of the three months ended March 31, 2024 and 2023

Total revenue

Total revenue was $658,399 and $637,735 for the three months ended March 31, 2024 and 2023, respectively. The increase of $20,664 was primarily due to an increase of service business revenue. We expect revenue from both service business and real estate business segments to steadily improve in the following years.

Service business revenue

Revenue from the provision of business services was $633,792 and $615,604 for the three months ended March 31, 2024 and 2023, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We experienced a slight increase in service revenue as more non-listing advisory services were rendered during the same period in 2024.

Real estate business

Rental revenue

Revenue from rentals was $24,607 and $22,131 for the three months ended March 31, 2024 and 2023, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable.

Sale of real estate properties

There was no revenue generated from the sale of real estate properties for the three months ended March 31, 2024 and 2023, respectively.

Total operating costs and expenses

Total operating costs and expenses were $1,132,112 and $969,748 for the three months ended March 31, 2024 and 2023, respectively. They consist of cost-of-service revenue, cost of rental revenue, and general and administrative expenses.

Loss from operations for the three months ended March 31, 2024 and 2023 was $473,713 and $332,013, respectively. An increase in loss from operations was mainly due to an increase of general and administrative expenses of $159,674 in the three months ended March 31, 2024.

Cost of service revenue

Cost of revenue on provision of services was $74,698 and $68,461 for the three months ended March 31, 2024 and 2023, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to costs related to the services rendered.

An increase of cost-of-service revenue was mainly due to an increase of other professional fees directly attributable to the provision of services for the three months ended March 31, 2024.

Cost of rental revenue

Cost of rental revenue was $6,176 and $9,723 for the three months ended March 31, 2024 and 2023, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants.

Cost of real estate properties sold

During the three months ended March 31, 2024 and 2023, no real estate property was sold, and hence no cost was incurred.

General and administrative expenses

General and administrative (“G&A”) expenses were $1,051,238 and $891,564 for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, G&A expenses primarily consisted of employees’ salaries and allowances of $353,318, directors’ salaries and compensation of $170,300, advertising and promotion expenses of $49,790, consulting fee of $50,396, computer and IT expenses of $42,619, legal service fee of $50,072, other professional fees of $23,291, provision for credit losses of $127,763, and rent and rates of $29,112. For the three months ended March 31, 2023, G&A expenses primarily consisted of employees’ salaries and allowances of $364,949, directors’ salaries and compensation of $163,017, advertising and promotion expenses of $53,215, consulting fee of $26,406, legal service fee of $41,487, other professional fees of $23,213, and rent and rates of $29,409. The increased G&A expense of $159,674 was mainly derived from the increment of provision for credit losses from $27,062 to $127,763 during the same period from 2023 to 2024. We expect our G&A expenses will continue to increase as we integrate our business acquisitions, explore and expand our businesses into new jurisdictions.

Other income

Net other income was $202,209 and $354,462 for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, net other income mainly consisted of gain on disposal of investment of $179,980 and interest income of $9,889. For the three months ended March 31, 2023, net other income mainly consisted of reversal of impairment of other investment of $123,000, reversal of write-off notes receivable of $200,000, and interest income of $10,815.

Net income or loss

Net loss was $272,910 for the three months ended March 31, 2024, while net income was $21,936 for the three months ended March 31, 2023. In 2023, net income was mainly derived from reversal of impairment of other investment of $123,000 and reversal of write-off notes receivable of $200,000, but no such reversals occurred during the same period in 2024.

Net loss attributable to non-controlling interests

The Company recorded net losses attributable to non-controlling interests in the consolidated statements of operations for the non-controlling interests of a consolidated subsidiary.

At March 31, 2024, the non-controlling interests are related to the Company’s 60% ownership of Forward Win International Limited (“FWIL”), which is principally engaged in trading and leasing properties in Hong Kong.

For the three months ended March 31, 2024 and 2023, we recorded net losses attributable to non-controlling interests of $7,393 and $9,153, respectively.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the three months ended March 31, 2024 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2024.

Contractual Obligations

As of March 31, 2024, one of our subsidiaries, leases one office in Hong Kong under a non-cancellable operating lease, with a term of two years commencing from March 15, 2023, to March 14, 2025.

On March 31, 2024, the future minimum rental payments under this lease in the aggregate is approximately $92,919 and are due as follows: 2024: $73,027 and 2025: $19,892, respectively.

In June 2023, one of our subsidiaries in Malaysia purchased a motor vehicle and the majority amount of the purchase, $18,957 was funded by Maybank Islamic under a finance lease agreement with a term of five years commencing from June 3, 2023, to June 2, 2028. As of March 31, 2024, the future minimum lease payments under this lease in the aggregate is approximately $18,172 and are due as follows: 2024: $3,271; 2025: $4,362, and 2026 and thereafter: $10,539.

Related Party Transactions

For the three months ended March 31, 2024 and 2023, related party service revenue totaled $194,249 and $341,172, respectively.

For the three months ended March 31, 2024, related party service revenue principally includes service revenue generated from Celmonze Wellness Corporation (“Celmonze”) of $147,004 representing approximately 76% of the related party service revenue and 23% of the service revenue for the three months ended March 31, 2024.

For the three months ended March 31, 2023, related party service revenue principally includes service revenue generated from catTHIS Holdings Corp. of $320,000 representing approximately 94% of the related party service revenue and 52% of the service revenue for the three months ended March 31, 2023.

For the three months ended March 31, 2024 and 2023, cost of service revenue to related party was $3,054 and $0, respectively.

For the three months ended March 31, 2024, related party cost of service revenue includes cost of revenue paid to Falcon Management Limited of $2,555 and Falcon Consulting Limited of $499, respectively.

For the three months ended March 31, 2024 and 2023, related party G&A expenses totaled $27,903 and $14,805, respectively.

For the three months ended March 31, 2024, related party G&A expenses included consulting fees paid to Ms. Yap Pei Ling (“Ms. Yap”), spouse of our Chief Executive Officer, Mr. Lee Chong Kuang, of $4,601 and Ms. Yap’s wholly owned company, Bright Interlink Sdn. Bhd. (“BISB”) of $3,803, and management fees paid to Greenpro Global Capital Village Sdn. Bhd. (“GGCVSB”) of $19,499, respectively.

For the three months ended March 31, 2023, related party G&A expenses include consulting fees paid to Ms. Yap of $10,706 and BISB of $4,099, respectively.

For the three months ended March 31, 2024 and 2023, related party other income was $11,426 and $3,365, respectively.

For the three months ended March 31, 2024, related party other income includes other income generated from Acorn Finance Limited of $2,991 (“Acorn”), Greenpro Trust Limited (“GTL”) of $8,383, and SEATech Ventures Corp of $52, respectively.

For the three months ended March 31, 2023, related party other income principally includes other income generated from Acorn of $3,365.

For the three months ended March 31, 2024 and 2023, related party interest income was $985 and $0, respectively.

For the three months ended March 31, 2024, related party interest income includes interest income generated from GTL of $240 and GTL’s subsidiary, Greenpro Custodian Service Limited of $745, respectively.

Gain on disposal of related party investment includes the sale of common stock of Agape ATP Corporation of $179,980 and $0 for the three months ended March 31, 2024 and 2023, respectively.

A reversal of impairment of related party investment includes the reversal of impairment of Innovest Energy Fund of $0 and $123,000 for the three months ended March 31, 2024 and 2023, respectively.

Net accounts receivable from related parties was $14,292 and $0 as of March 31, 2024, and December 31, 2023, respectively.

As of March 31, 2024, the net accounts receivable from related parties was principally from Ezagoo Limited of $13,305.

Amounts due from related parties were $898,947 and $750,860 as of March 31, 2024, and December 31, 2023, respectively. Amounts due to related parties were $332,080 and $389,274 as of March 31, 2024, and December 31, 2023, respectively.

As of March 31, 2024, amounts due from related parties mainly include the amount due from GGCVSB of $723,850, while amounts due to related parties mainly include the amount due to the non-controlling interests of our 60% ownership subsidiary, FWIL of $284,784.

As of December 31, 2023, amounts due from related parties mainly include the amount due from GGCVSB of $723,889, while amounts due to related parties mainly include the amount due to the non-controlling interests of FWIL of $336,636.

Deferred revenue from related parties was $75,800 and $157,500 as of March 31, 2024, and December 31, 2023, respectively.

As of March 31, 2024, deferred revenue from related parties includes ATA Global Inc. (“ATA”) of $15,800 and REBLOOD Biotech Corp. (“REBLOOD”) of $60,000, respectively.

As of December 31, 2023, deferred revenue from related parties includes ATA of $15,800, REBLOOD of $60,000 and Celmonze of $81,700, respectively.

As of March 31, 2024 and December 31, 2023, other investments in related parties were $99,586 and $100,106, respectively.

As of March 31, 2024 and December 31, 2023, related party investments mainly include New Business Media Sdn. Bhd. (“NBMSB”) of $82,000 and GTL of $11,981, respectively.

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

Liquidity and Capital Resources

Our cash balance on March 31, 2024, was $1,654,243, as compared to $2,223,197 on December 31, 2023, decrease of $568,954. We estimate the Company has sufficient cash available to meet its anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2024, the Company incurred a net loss of $272,910 and net cash used in operations of $540,043, and as of March 31, 2024, the Company incurred an accumulated deficit of $36,814,612. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2023 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $540,043 and $751,522 for the three months ended March 31, 2024 and 2023, respectively. The net cash used in operating activities in 2024 primarily consisted of an increase in accounts receivable of $139,827 and a decrease in accounts payable and accrued liabilities of $273,025. For the three months ended March 31, 2024, non-cash adjustments totaled $9,112, which was comprised of non-cash income from gain on disposal of investment of $179,980, offset by non-cash expenses from the provision for credit losses of $127,763 and depreciation and amortization of $61,329.

Investing activities

Net cash provided by investing activities was $176,100 for the three months ended March 31, 2024, while net cash used in investing activities was $500 for the three months ended March 31, 2023.

Cash provided by investing activities was composed of the proceeds from disposal of other investments of $180,500, offset by the purchase of equipment of $4,400.

Financing activities

Net cash used in financing activities was $206,090 and $128,702 for the three months ended March 31, 2024 and 2023, respectively.

Cash used in financing activities in 2024 was mainly due to advances to related parties of $205,281.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 1, 2022, MFAI filed a Request for Arbitration with JAMS dispute resolution services, in response to which the Company filed a Statement of Answer, denying the material allegations of the Complaint, which the Company deems to be without merit. The matter is currently in the discovery phase, and the Company intends to continue vigorously defending this matter. The arbitration final hearing has been scheduled for April 1-4, 2025.

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

Greenpro Capital Corp.

Date: May 13, 2024	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

