Form 10-Q
period 2024-06-30
Greenpro Capital Corp.
filed 2024-08-13
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 13, 2024, there were 7,575,813 shares, par value $0.0001 of the registrant’s common stock (“Common Stock”) issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(In U.S. dollars, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents (including $79,404 and $166,481 of time deposits as of June 30, 2024 and December 31, 2023, respectively)	$1,189,489	$2,223,197
Accounts receivable, net of allowance for credit losses of $749,000 and $610,599 as of June 30, 2024 and December 31, 2023, respectively (including $117 and $0 of net accounts receivable from related parties as of June 30, 2024 and December 31, 2023, respectively)	77,532	44,938
Prepaids and other current assets	425,042	627,315
Due from related parties	908,361	750,860
Deferred cost of revenue	23,604	16,291
Total current assets	2,624,028	3,662,601

Property and equipment, net	2,299,418	2,413,538
Real Estate investments:
Real estate held for sale	980,402	1,659,207
Real estate held for investment, net	574,311	598,748
Intangible assets, net	841	1,181
Goodwill	88,596	82,561
Other investments (including $99,586 and $100,106 of investments in related parties as of June 30, 2024 and December 31, 2023, respectively)	99,586	100,106
Operating lease right-of-use assets, net	67,666	114,551
Finance lease right-of-use asset, net	22,023	25,527
TOTAL ASSETS	$6,756,871	$8,658,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$510,535	$724,796
Due to related parties	76,449	389,274
Income tax payable	-	292
Operating lease liabilities, current portion	67,666	94,726
Finance lease liabilities, current portion	3,449	3,426
Deferred revenue (including $75,800 and $157,500 from related parties as of June 30, 2024 and December 31, 2023, respectively)	1,041,998	1,075,404
Total current liabilities	1,700,097	2,287,918

Operating lease liabilities, non-current portion	-	19,825
Finance lease liabilities, non-current portion	11,515	13,638
Total liabilities	1,711,612	2,321,381

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 7,575,813 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	7,576	7,576
Additional paid in capital	42,749,831	42,897,029
Accumulated other comprehensive loss	(372,308)	(310,169)
Accumulated deficit	(37,377,215)	(36,549,095)
Total Greenpro Capital Corp. stockholders’ equity	5,007,884	6,045,341
Non-controlling interests in consolidated subsidiaries	37,375	291,298

Total stockholders’ equity	5,045,259	6,336,639

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,756,871	$8,658,020

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended June 30		Six months ended June 30,
	2024	2023	2024	2023

REVENUES:
Service revenue (including $44,836 and $242,977 of service revenue from related parties for the three months ended June 30, 2024 and 2023, respectively, and $239,085 and $584,149 of service revenue from related parties for the six months ended June 30, 2024 and 2023, respectively)	$342,630	$580,390	$976,422	$1,195,994
Rental revenue	18,544	20,495	43,151	42,626
Total revenue	361,174	600,885	1,019,573	1,238,620

COST OF REVENUES:
Cost of service revenue (including $998 and $0 of cost of revenue to related party for the three months ended June 30, 2024 and 2023, respectively, and $4,052 and $0 of cost of revenue to related party for the six months ended June 30, 2024 and 2023, respectively)	(36,010)	(85,722)	(110,708)	(154,183)
Cost of rental revenue	(6,714)	(8,963)	(12,890)	(18,686)
Total cost of revenues	(42,724)	(94,685)	(123,598)	(172,869)

GROSS PROFIT	318,450	506,200	895,975	1,065,751

OPERATING EXPENSES:
General and administrative (including $54,859 and $61,915 of general and administrative expenses to related parties for the three months ended June 30, 2024 and 2023, respectively, and $82,762 and $76,720 of general and administrative expenses to related parties for the six months ended June 30, 2024 and 2023, respectively)	(920,070)	(817,259)	(1,971,308)	(1,708,823)

LOSS FROM OPERATIONS	(601,620)	(311,059)	(1,075,333)	(643,072)

OTHER INCOME
Other income (including $14,440 and $3,368 of other income from related parties for the three months ended June 30, 2024 and 2023, respectively, and $25,866 and $6,733 of other income from related parties for the six months ended June 30, 2024 and 2023, respectively)	15,852	6,608	28,471	27,254
Interest income (including $1,359 and $0 of interest income from related party for the three months ended June 30, 2024, and 2023, respectively, and $2,344 and $0 of interest income from related party for six months ended June 30, 2024, and 2023, respectively)	2,960	11,191	12,849	22,006
Gain on disposal of investments (including $17,320 of related party investment for the three months ended June 30, 2024 and $197,300 of related party investments for the six months ended June 30, 2024)	17,320	-	197,300	-
Fair value gains of derivative liabilities associated with warrants	-	-	-	1
Reversal of impairment of other investment (including reversal of impairment of $6,759,000 of related party investment for the three months ended June 30, 2023, and reversal of impairment of $6,882,000 of related party investment for the six months ended June 30, 2023)	-	6,759,000	-	6,882,000
Reversal of write-off notes receivable	-	200,000	-	400,000
Interest expenses	(265)	(111)	(544)	(111)
Total other income	35,867	6,976,688	238,076	7,331,150

(LOSS) INCOME BEFORE INCOME TAX	(565,753)	6,665,629	(837,257)	6,688,078
Income tax expense	-	(3,113)	(1,406)	(3,626)
NET (LOSS) INCOME	(565,753)	6,662,516	(838,663)	6,684,452
Net loss attributable to noncontrolling interest	3,150	4,802	10,543	13,955

NET (LOSS) INCOME ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(562,603)	6,667,318	(828,120)	6,698,407
Other comprehensive loss:
- Foreign currency translation loss	(10,006)	(142,626)	(62,139)	(131,789)
COMPREHENSIVE (LOSS) INCOME	$(572,609)	$6,524,692	$(890,259)	$6,566,618

NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.07)	$0.86	$(0.11)	$0.85

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	7,575,813	7,730,758	7,575,813	7,839,649

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(In U.S. dollars, except share data)

(Unaudited)

	Three months ended June 30, 2024 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of March 31, 2024 (Unaudited)	7,575,813	$7,576	$42,897,029	$(362,302)	$(36,814,612)	$283,905	$6,011,596
Acquisition of noncontrolling interest’s shares in a subsidiary	-	-	(147,198)	-	-	(243,380)	(390,578)
Foreign currency translation	-	-	-	(10,006)	-	-	(10,006)
Net loss	-	-	-	-	(562,603)	(3,150)	(565,753)
Balance as of June 30, 2024 (Unaudited)	7,575,813	$7,576	$42,749,831	$(372,308)	$(37,377,215)	$37,375	$5,045,259

	Six months ended June 30, 2024 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2023	7,575,813	$7,576	$42,897,029	$(310,169)	$(36,549,095)	$291,298	$6,336,639
Acquisition of noncontrolling interest’s shares in a subsidiary	-	-	(147,198)	-	-	(243,380)	(390,578)
Foreign currency translation	-	-	-	(62,139)	-	-	(62,139)
Net loss	-	-	-	-	(828,120)	(10,543)	(838,663)
Balance as of June 30, 2024 (Unaudited)	7,575,813	$7,576	$42,749,831	$(372,308)	$(37,377,215)	$37,375	$5,045,259

	Three months ended June 30, 2023 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of March 31, 2023 (Unaudited)	7,875,813	$7,876	$50,102,729	$(214,054)	$(37,591,591)	$306,031	$12,610,991
Cancellation of shares resulting from termination of investment	(300,000)	(300)	(7,205,700)	-	-	-	(7,206,000)
Foreign currency translation	-	-	-	(142,626)	-	-	(142,626)
Net income (loss)	-	-	-	-	6,667,318	(4,802)	6,662,516
Balance as of June 30, 2023 (Unaudited)	7,575,813	$7,576	$42,897,029	$(356,680)	$(30,924,273)	$301,229	$11,924,881

	Six months ended June 30, 2023 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2022	7,875,813	$7,876	$50,102,729	$(224,891)	$(37,622,680)	$315,184	$12,578,218
Cancellation of shares resulting from termination of investment	(300,000)	(300)	(7,205,700)	-	-	-	(7,206,000)
Foreign currency translation	-	-	-	(131,789)	-	-	(131,789)
Net income (loss)	-	-	-	-	6,698,407	(13,955)	6,684,452
Balance as of June 30, 2023 (Unaudited)	7,575,813	$7,576	$42,897,029	$(356,680)	$(30,924,273)	$301,229	$11,924,881

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(In U.S. dollars)

(Unaudited)

	Six months ended June 30,
	2024	2023

Cash flows from operating activities:
Net (loss) income	$(838,663)	$6,684,452
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72,658	72,737
Amortization of intangible assets	339	358
Amortization of operating lease right-of-use assets	46,821	43,797
Amortization of finance lease right-of-use asset	2,803	493
Provision (reversal of provision) for credit losses	143,292	(15,356)
Gain on disposal of investments	(197,300)	-
Reversal of write-off notes receivable	-	(400,000)
Reversal of impairment of other investment-related party	-	(6,882,000)
Fair value gains of derivative liabilities associated with warrants	-	(1)
Changes in operating assets and liabilities:
Accounts receivable	(170,995)	(169,685)
Prepaids and other current assets	202,273	40,707
Deferred cost of revenue	(7,313)	(30,428)
Accounts payable and accrued liabilities	(214,261)	(265,775)
Operating lease liabilities	(46,821)	(45,012)
Income tax payable	(292)	2,141
Deferred revenue	(33,406)	(131,103)
Net cash used in operating activities	(1,040,865)	(1,094,675)

Cash flows from investing activities:
Purchase of property and equipment	(4,400)	(5,002)
Proceeds from disposal of other investments	197,820	-
Proceeds from real estate held for sale	15,632	-
Purchase of other investments	-	(500)
Initial payment of finance lease right-of-use asset	-	(9,774)
Net cash provided by (used in) investing activities	209,052	(15,276)

Cash flows from financing activities:
Principal payment of finance lease liabilities	(1,357)	(272)
Advances to related parties	(140,547)	(455,883)
Collection of notes receivable	-	400,000
Net cash used in financing activities	(141,904)	(56,155)

Effect of exchange rate changes in cash and cash equivalents	(59,991)	21,033
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,033,708)	(1,145,073)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,223,197	3,911,535

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,189,489	$2,766,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$1,686	$1,304
Cash paid for interest	$457	$111

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Balance payment of finance lease right-of-use asset by finance lease liabilities	$-	$18,638
Distribution of real estate held for sale to a non-controlling interest for acquisition of noncontrolling interest’s shares in a subsidiary and settlement of noncontrolling interest’s loan	$678,805	$-

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet information as of December 31, 2023 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024. These financial statements should be read in conjunction with that report.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2024, the Company incurred a net loss of $838,663 and net cash used in operations of $1,040,865, and as of June 30, 2024, the Company incurred an accumulated deficit of $37,377,215. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2023 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In addition, the Reverse Stock Split effected a reduction in the number of shares of Common Stock issuable upon the exercise of the warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split, resulting in a reduction from 53,556 (pre-split) shares to 5,356 (post-split) shares. On June 12, 2023 (the “Expiration”), no warrants were exercised. Since the Expiration, all warrants expired, no warrants are outstanding and exercisable (see Note 6).

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

Accounts receivable at June 30, 2024 and December 31, 2023 are net of allowances for credit losses of $749,000 and $610,599, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Balance at beginning of year	$610,599	$25,677
Charged to operating expenses	143,292	584,919
(Recoveries) Write-offs of accounts receivable	(4,891)	3
Balance at end of period / year	$749,000	$610,599

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

Cash and cash equivalents

Cash consists of funds on hand and held in bank accounts. Cash equivalents include time deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less, including money market funds.

At June 30, 2024 and December 31, 2023, cash included funds held by employees of $28,890 and $0, respectively, was to facilitate payment of expenses in local currencies or to facilitate third-party online payment platforms, such as WeChat Pay or Alipay. The Company does not have a corporate account on these platforms.

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Cash and cash equivalents
Denominated in United States Dollar	$246,843	$573,431
Denominated in Hong Kong Dollar	504,018	1,175,384
Denominated in Chinese Renminbi	403,180	434,698
Denominated in Malaysian Ringgit	34,880	39,552
Denominated in Great British Pound	127	127
Denominated in Singapore Dollar	441	5
Cash and cash equivalents	$1,189,489	$2,223,197

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

On June 30, 2024, the Company had a total of twenty-three (23) investments in equity securities without readily determinable fair values, all of which were related party investments with an aggregate value of $99,586. Twelve (12) investments in equity securities are without readily determinable fair values and are fully impaired and with $nil value (see Note 3).

On December 31, 2023, the Company had a total of twenty-five (25) investments in equity securities without readily determinable fair values, all of which were related party investments with an aggregate value of $100,106. Thirteen (13) investments in equity securities without readily determinable fair values were fully impaired and with $nil value (see Note 3).

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

Finance and operating lease right-of-use (“ROU”) assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The expected lease term includes an option to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term.

The Company’s lease arrangements have lease and non-lease components. Leases with an expected term of 12 months or less are not accounted for on the balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

See Note 5 for more information regarding leases.

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

On June 30, 2024 and 2023, there were no dilutive shares outstanding. These warrants have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore basic and diluted net income (loss) per share were the same.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2024	2023
Period-end MYR : US$1 exchange rate	4.72	4.67
Period-average MYR : US$1 exchange rate	4.73	4.49
Period-end RMB : US$1 exchange rate	7.27	7.25
Period-average RMB : US$1 exchange rate	7.21	6.97
Period-end HK$ : US$1 exchange rate	7.81	7.84
Period-average HK$ : US$1 exchange rate	7.82	7.84

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

Concentrations of risks

For the three months ended June 30, 2024, no customer accounted for 10% or more of revenues, while for the three months ended June 30, 2023, two customers accounted for 42% (31% and 11%) of revenues. For the six months ended June 30, 2024 and 2023, two customers accounted for 25% (15% and 10%) and 41% (26% and 15%) of revenues, respectively.

Two customers accounted for 39% (28% and 11%) and three customers accounted for 39% (14%, 13% and 12%) of net accounts receivable as of June 30, 2024 and December 31, 2023, respectively.

For the three and six months ended June 30, 2024 and 2023, no vendor accounted for 10% or more of the Company’s cost of revenues.

Two vendors accounted for 49% (37% and 12%) and three vendors accounted for 73% (52%, 11% and 10%,) of accounts payable as of June 30, 2024 and December 31, 2023, respectively.

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

Risks and uncertainties

Substantially all the Company’s services are conducted in Hong Kong, China, Malaysia and Thailand. The Company’s operations are subject to various political and economic risks, including the risks of restrictions on transfer of funds, export duties, quotas and embargoes, changing taxation policies, and political conditions and governmental regulations, and the adverse impact of the coronavirus outbreak.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

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

The following table provides information about disaggregated revenue based on revenue by service line and revenue by geographic area:

	Three Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue by service line:
Corporate advisory - non-listing services	$342,630	$395,221
Corporate advisory - listing services	-	185,169
Rental of real estate properties	18,544	20,495
Total revenue	$361,174	$600,885

	Three Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$226,439	$442,206
Malaysia	84,015	78,969
China	50,720	79,710
Total revenue	$361,174	$600,885

	Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue by service line:
Corporate advisory - non-listing services	$830,722	$630,849
Corporate advisory - listing services	145,700	565,145
Rental of real estate properties	43,151	42,626
Total revenue	$1,019,573	$1,238,620

	Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$643,711	$895,751
Malaysia	259,144	154,229
China	116,718	188,640
Total revenue	$1,019,573	$1,238,620

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

As of June 30, 2024, and December 31, 2023, deferred cost of revenue or deferred revenue is classified as current assets or current liabilities and totaled, respectively:

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Current assets
Deferred cost of revenue	$23,604	$16,291

Current liabilities
Deferred revenue	$1,041,998	$1,075,404

Changes in deferred revenue during the six months ended June 30, 2024 are as follows:

Six Months Ended June 30, 2024
(Unaudited)
Deferred revenue, January 1, 2024	$1,075,404
New contract liabilities	112,294
Performance obligations satisfied	(145,700)
Deferred revenue, June 30, 2024	$1,041,998

NOTE 3 - OTHER INVESTMENTS

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Investments in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$11,981	$11,981
(2) Other related parties	87,605	88,125
Total	$99,586	$100,106

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

For the three and six months ended June 30, 2024, the Company did not recognize any impairment or reversal of impairment.

For the three and six months ended June 30, 2023, the Company recognized the reversal of impairment of $6,759,000 and $6,882,000, respectively for one of its investments in equity securities without readily determinable fair values.

During the year ended December 31, 2023, the Company recognized impairment of $4,982,000 for three of its total investments in equity securities without readily determinable fair values and recorded a reversal of impairment of $6,882,000 for one of its total investments in equity securities without readily determinable fair values.

In addition, the Company recorded its equity securities without readily determinable fair values at cost. For these cost method investments, we recorded as other investments in our condensed consolidated balance sheets. We reviewed all our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally adopt the valuation methods allowed under ASC820 Fair Value Measurement to evaluate the fair values of our cost method investments approximated or exceeded their carrying values as of June 30, 2024. Our cost method investments had a carrying value of $99,586 as of June 30, 2024.

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

As of June 30, 2024, GVCL still owns 800,000 shares of Agape’s common stock and recognized the investment under a historical cost of $80 or $0.0001 per share.

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

(c) MU Global Holding Limited:

On July 25, 2018, GVCL entered into a subscription agreement with MU Global Holding Limited, a Nevada corporation, which provides spa and wellness services and products to clients (“MUGH”). Pursuant to the agreement, GVCL acquired 2,165,000 shares of common stock of MUGH at a price of $217 or $0.0001 per share. The investment was recognized at a historical cost of $217 under other investments.

On December 31, 2018, GVCL made an impairment of $217 and hence, the investment was fully impaired with nil value.

On April 10, 2024, GVCL entered into a stock purchase agreement with an unrelated party, Chen Shu-Jen (“Mr. Chen”). Pursuant to the agreement, GVCL agreed to sell all 2,165,000 MUGH shares to Mr. Chen for $17,320. As a result, GVCL recognized a gain on disposal of investment of $17,320.

The Company had cost method investments without readily determinable fair values with a carrying value of $99,586 and $100,106 as of June 30, 2024, and December 31, 2023, respectively.

On June 30, 2024 and December, 31 2023, the carrying values of equity securities without readily determinable fair values are as follows:

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Original cost
Balance, beginning of period/year	$8,331,964	$15,537,964
Additions during the year	-	500
Disposals, forfeitures or terminations during the period/year	(520)	(7,206,500)
Disposal of impaired investment during the period	(217)	-
Balance, end of period/year	8,331,227	8,331,964

Accumulated impairment
Balance, beginning of period/year	(8,231,858)	(10,131,858)
Impairment during the year	-	(4,982,000)
Reversal of impairment during the year	-	6,882,000
Disposal of impaired investment during the period	217	-
Balance, end of period/year	(8,231,641)	(8,231,858)

Net carrying values of equity securities without readily determinable fair values	$99,586	$100,106

Accumulated impairment of other investments

As of June 30, 2024 and December 31, 2023, the accumulated impairment loss of other investments was $8,231,641 and $8,231,858, respectively.

NOTE 4 - BUSINESS COMBINATION

On June 6, 2024, the Company acquired Global Business Hub Limited (“GBHL”) from our Chief Executive Officer and director, Mr. Lee Chong Kuang for a price of $100. The Company acquired GBHL and aims to develop a digital banking business in Malaysia.

The Company accounted for the transaction as a business combination in accordance ASC 805 “Business Combinations”. The Company performed an allocation of the purchase price paid for the assets acquired and the liabilities assumed with the reference of the financial statements of GBHL as of June 6, 2024.

Fair value of assets acquired, and liabilities assumed:

Cash	$1,101
Goodwill	6,035
Fair value of current liabilities	(7,036)
Purchase price	$100

The following unaudited pro forma information presents the combined results of operations as if the acquisition of GBHL had been completed on January 1, 2023. These unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$1,019,573	$1,238,620
Loss from operations	(1,075,628)	(645,152)
Net (loss) income	(838,958)	6,682,372
Net (loss) income per share	$(0.11)	$0.85

NOTE 5 - LEASES

As of June 30, 2024, the Company has an operating lease agreement for one office space in Hong Kong with a term of two years and has a finance lease for a motor vehicle in Malaysia with a term of five years, respectively. Other than these leases, the Company does not have any other leases over the term of one year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to operating leases and finance leases for the periods are as follows:

	Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Lease costs
Operating lease costs:
Rental expenses (1)	$48,720	$46,277
Other rental expenses (2)	8,160	11,051
	56,880	57,328
Finance lease costs:
Interest expenses	$544	$111
	544	111
Total lease costs	$57,424	$57,439

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Rental payment - operating leases	$48,720	$47,487
Interest repayment - finance leases	457	111
Principal repayment - finance leases	1,357	272
Total cash paid	$50,534	$47,870
Non-cash activity:
Balance payment of ROU asset by finance lease liabilities	$14,964	$18,377
Weighted average remaining lease term (in years):
Operating leases	0.70	1.71
Finance leases	3.92	4.92
Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	6.9%	6.9%

(1)	Rental expenses include amortization of $46,821 and $43,797 and interest expenses of $1,899 and $2,480 during the six months ended June 30, 2024 and 2023, respectively.

(2)	Other rental expenses represent those rental expenses for leases with a lease term within one year, and government rent and rates related to the leases.

The supplemental balance sheet information related to leases for the periods is as follows:

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Assets
Long-term operating lease ROU assets, net (1)	$67,666	$114,551
Long-term finance lease ROU asset, net (2)	22,023	25,527
Total ROU assets	$89,689	$140,078

Liabilities
Current portion of operating lease liabilities	$67,666	$94,726
Current portion of finance lease liabilities	3,449	3,426
Total current lease liabilities	71,115	98,152

Long-term operating lease liabilities	-	19,825
Long-term finance lease liabilities	11,515	13,638
Total long-term lease liabilities	11,515	33,463
Total lease liabilities	$82,630	$131,615

(1)	Operating lease ROU assets are measured at cost of $351,829, net of accumulated amortization of $284,163 and $237,278 as of June 30, 2024, and December 31, 2023 respectively.

(2)	Finance lease ROU assets are measured at cost of $28,898, net of accumulated amortization of $6,875 and $3,371 as of June 30, 2024 and December 31, 2023, respectively.

Maturities of the Company’s lease liabilities are as follows:

	Operating leases	Finance leases
	(Unaudited)	(Unaudited)
Year ending December 31,
2024 (remaining 6 months)	48,795	2,184
2025	19,938	4,368
2026	-	4,368
2027	-	4,368
2028	-	1,817
Total future minimum lease payments	68,733	17,105
Less: Imputed interest/present value discount	(1,067)	(2,141)
Present value of lease liabilities	$67,666	$14,964

Lease obligations
Current lease obligations	$67,666	$3,449
Long-term lease obligations	-	11,515
Total lease obligations	$67,666	$14,964

For the three months ended June 30, 2024, total lease costs were $28,033 including operating lease costs of $27,768 and finance lease costs of $265. For the three months ended June 30, 2023, total lease costs were $28,030 including operating lease costs of $27,919 and finance lease costs of 111.

For the six months ended June 30, 2024, total lease costs were $57,424 including operating lease costs of $56,880 and finance lease costs of $544. For the six months ended June 30, 2023, total lease costs were $57,439 including operating lease costs of $57,328 and finance lease costs of $111.

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

On June 12, 2023 (the “Expiration”), no warrants were exercised as the trading price of the Company’s Common Stock was at or below the exercise price of $72 (post-split) per share or $7.2 (pre-split) per share. At the Expiration, the closing price of the Company’s Common Stock was $1.78 per share.

Since the Expiration, all warrants expired, no warrants are outstanding and exercisable.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts receivable from related parties:	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Accounts receivable, net – related parties
- Related party A (net of allowance of $6 as of June 30, 2024)	$117	$-
- Related party B (net of allowance of $444,542 and $379,542 as of June 30, 2024 and December 31, 2023, respectively)	-	-
Total	$117	$-

Due from related parties:	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Due from related parties
- Related party B	$175,593	$25,932
- Related party D	731,714	723,889
- Related party G	1,048	1,032
- Related party I	6	7
Total	$908,361	$750,860

The amounts due from related parties are interest-free, unsecured and have no fixed terms of repayment.

Due to related parties:	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Due to related parties
- Related party A	$51,427	$30,238
- Related party B	22,692	19,906
- Related party E	-	844
- Related party J	-	336,636
- Related party K	2,330	1,650
Total	$76,449	$389,274

The amounts due to related parties are interest-free, unsecured, and repayable on demand.

Deferred revenue from a related party:	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)

Deferred revenue from related party
- Related party B	$75,800	$157,500

Other investments in a related party:	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)

Investments in related party
- Related party B	$99,586	$100,106

	For the six months ended June 30,
Income from or expenses to related parties:	2024	2023
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$1,245	$857
- Related party B	195,939	557,557
- Related party D	26,119	14,018
- Related party E	1,354	4,155
- Related party G	14,420	7,485
- Related party K	8	77
Total	$239,085	$584,149

Cost of service revenue to a related party
- Related party A	$4,052	$-

General and administrative expenses to related parties
- Related party A	$28,769	$-
- Related party B	-	47,274
- Related party D	38,963	-
- Related party I	6,974	8,024
- Related party K	8,056	21,422
Total	$82,762	$76,720

Other income from related parties:
- Related party B	$19,881	$-
- Related party D	5,985	6,733
Total	$25,866	$6,733

Interest income from a related party
- Related party B	$2,344	$-

Gain on disposal of related party investments
- Related party B	$197,300	$-

Reversal of impairment of a related party investment:
- Related party B	$-	$6,882,000

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

Related party J represents a non-controlling interest in the Company’s subsidiary that owns its real estate held for sale. The amount due to related party J is unsecured, bears no interest, is payable on demand, and related to the initial acquisition of the real estate held for sale. Related party J becomes no longer our related party since our acquisition of its shares in the subsidiary on April 15, 2024.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the six months ended June 30, 2024 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$43,151	$976,422	$-	$1,019,573
Cost of revenues	(12,890)	(110,708)	-	(123,598)
Gain on disposal of investments	-	-	197,300	$197,300
Depreciation and amortization	(10,980)	(111,571)	(70)	(122,621)
Net (loss) income	(426,525)	(833,954)	421,816	(838,663)

Total assets	1,003,722	4,610,241	1,142,908	6,756,871
Capital expenditures for long-lived assets	$-	$4,400	$-	$4,400

	For the six months ended June 30, 2023 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$42,626	$1,195,994	$-	$1,238,620
Cost of revenues	(18,686)	(154,183)	-	(172,869)
Reversal of impairment of other investment	-	-	6,882,000	6,882,000
Reversal of write-off notes receivable	-	-	400,000	400,000
Depreciation and amortization	(15,604)	(101,526)	(255)	(117,385)
Net (loss) income	(34,888)	(367,178)	7,086,518	6,684,452

Total assets	1,709,721	5,710,938	7,315,128	14,735,787
Capital expenditures for long-lived assets	$-	$33,414	$-	$33,414

(b) By Geography*

	For the six months ended June 30, 2024 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$643,711	$259,144	$116,718	$1,019,573
Cost of revenues	(8,937)	(89,218)	(25,443)	(123,598)
Gain on disposal of investments	197,300	-	-	197,300
Depreciation and amortization	(50,528)	(20,037)	(52,056)	(122,621)
Net loss	(514,491)	(288,401)	(35,771)	(838,663)

Total assets	2,899,035	1,363,301	2,494,535	6,756,871
Capital expenditures for long-lived assets	$-	$4,400	$-	$4,400

	For the six months ended June 30, 2023 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$895,751	$154,229	$188,640	$1,238,620
Cost of revenues	(46,719)	(90,713)	(35,437)	(172,869)
Reversal of impairment of other investment	6,882,000	-	-	6,882,000
Reversal of write-off notes receivable	400,000	-	-	400,000
Depreciation and amortization	(47,541)	(15,688)	(54,156)	(117,385)
Net income (loss)	6,823,002	(152,173)	13,623	6,684,452

Total assets	10,306,015	1,805,691	2,624,081	14,735,787
Capital expenditures for long-lived assets	$1,516	$30,382	$1,516	$33,414

*	Revenues and costs are attributed to countries based on the location where the entities operate.

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

Results of Operations

During the three and six months ended June 30, 2024, and 2023, we operated in three regions: Hong Kong, China and Malaysia. We derived revenue from the provision of services and the rental activities of our commercial properties.

Comparison of the three months ended June 30, 2024 and 2023

Total revenue

Total revenue was $361,174 and $600,885 for the three months ended June 30, 2024, and 2023, respectively. The decreased amount of $239,711 was primarily due to a decrease in business services revenue. We expect revenue from both business services and real estate business segments to steadily improve in the following years.

Business services revenue

Revenue from the provision of business services was $342,630 and $580,390 for the three months ended June 30, 2024, and 2023, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We experienced a decrease in business services revenue as fewer listing service obligations were completed during the three months ended June 30, 2024.

Real estate business

Rental revenue

Revenue from rentals was $18,544 and $20,495 for the three months ended June 30, 2024, and 2023, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable.

Sale of real estate properties

There was no revenue generated from the sale of real estate properties for the three months ended June 30, 2024, and 2023, respectively.

Total operating costs and expenses

Total operating costs and expenses were $962,794 and $911,944 for the three months ended June 30, 2024, and 2023, respectively. They consist of cost of business services revenue, cost of rental revenue, and general and administrative expenses.

Loss from operations for the three months ended June 30, 2024, and 2023 was $601,620 and $311,059, respectively. An increase in loss from operations was mainly due to a decrease of revenue of $239,711 and an increase of general and administrative expenses of $102,811 in the three months ended June 30, 2024.

Cost of business services revenue

Cost of revenue from the provision of services was $36,010 and $85,722 for the three months ended June 30, 2024, and 2023, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to costs related to the services rendered.

A decrease of cost of business services revenue was mainly due to a decrease of other professional fees directly attributable to the provision of services for the three months ended June 30, 2024.

Cost of rental revenue

Cost of rental revenue was $6,714 and $8,963 for the three months ended June 30, 2024, and 2023, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants.

Cost of real estate properties sold

During the three months ended June 30, 2024 and 2023, no real estate property was sold, and hence no cost was incurred.

General and administrative expenses

General and administrative (“G&A”) expenses were $920,070 and $817,259 for the three months ended June 30, 2024, and 2023, respectively. For the three months ended June 30, 2024, G&A expenses primarily consisted of employees’ salaries and allowances of $337,467, directors’ salaries and compensation of $166,279, advertising and promotion expenses of $69,131, consulting fee of $64,277, computer and IT expenses of $44,138, legal service fee of $35,344, other professional fees of $20,846, provision for credit losses of $15,529, and rent and rates of $27,768. For the three months ended June 30, 2023, G&A expenses consisted primarily of employees’ salaries and allowances of $324,926, directors’ salaries and compensation of $163,145, advertising and promotion expenses of $51,085, consulting fees of $46,805, legal service fees of $70,880, other professional fees of $39,819 and rent and rates of $27,919. The increased G&A expense of $102,811 was mainly derived from the increment of advertising and promotion expenses from $51,085 to $69,131, computer and IT expenses from $29,505 to $44,138 and provision for credit losses from reversal of provision of $42,331 to provision for credit losses of $15,529 during the same period from 2023 to 2024. We expect our G&A expenses will continue to increase as we integrate our business acquisitions, explore and expand our businesses into new jurisdictions.

Other income

Net other income was $35,867 and $6,976,688 for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, net other income mainly consisted of gain on disposal of investment of $17,320 and interest income of $2,960. For the three months ended June 30, 2023, other income mainly consisted of reversal of impairment of other investment of $6,759,000, reversal of write-off notes receivable of $200,000 and interest income of $11,191.

Net income or loss

Net loss was $565,753 for the three months ended June 30, 2024, while net income was $6,662,516 for the three months ended June 30, 2023. In 2023, net income was mainly derived from reversal of impairment of other investment of $6,759,900 and reversal of write-off notes receivable of $200,000, but no such reversals occurred during the same period in 2024.

Net loss attributable to noncontrolling interest

The Company recorded net loss attributable to noncontrolling interest in the consolidated statements of operations for a non-controlling interest (the “NCI”) of a consolidated subsidiary, Forward Win International Limited (“FWIL”), which is principally engaged in trading and leasing of properties in Hong Kong.

The Company had been a 60% shareholder of FWIL since inception.

On April 15, 2024, the Company acquired the remaining 40% shares of FWIL from the NCI by distribution of 40% of FWIL’s real estate properties for consideration of its acquisition and settlement of loan from the NCI (the “Acquisition”). After the Acquisition, FWIL becomes the wholly-owned subsidiary of the Company.

For the three months ended June 30, 2024, we recorded net loss attributable to the NCI of $3,150, while for the three months ended June 30, 2023, net loss attributable to the NCI was $4,802.

Comparison of the six months ended June 30, 2024, and 2023

Total revenue

Total revenue was $1,019,573 and $1,238,620 for the six months ended June 30, 2024, and 2023, respectively. A decrease of $219,047 was primarily due to a decrease of business services revenue. We expect revenue from both business services and real estate business segments to steadily improve in the following years.

Business services revenue

Revenue from the provision of business services was $976,422 and $1,195,994 for the six months ended June 30, 2024, and 2023, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We experienced a decrease in business services revenue as fewer listing advisory services were rendered during the same period in 2024.

Real estate business

Rental revenue

Revenue from rentals was $43,151 and $42,626 for the six months ended June 30, 2024, and 2023, respectively. It was derived principally from leasing properties in Malaysia and Hong Kong. We believe our rental income will be stable.

Sale of real estate properties

There was no revenue generated from the sale of real estate properties for the six months ended June 30, 2024 and 2023, respectively.

Total operating costs and expenses

Total operating costs and expenses were $2,094,906 and $1,881,692 for the six months ended June 30, 2024, and 2023, respectively. They consist of cost of business services revenue, cost of rental revenue and G&A expenses. The Company incurred $1,971,308 and $1,708,823 of G&A expenses for the six months ended June 30, 2024, and 2023, respectively.

Loss from operations for the six months ended June 30, 2024, and 2023 was $1,075,333 and $643,072, respectively. An increase in loss from operations was mainly due to a decrease of business services revenue of $219,572 and an increase of G&A expenses of $262,485 for the six months ended June 30, 2024.

Cost of business services revenue

Cost of revenue on the provision of services was $110,708 and $154,183 for the six months ended June 30, 2024, and 2023, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to costs related to the services rendered.

A decrease of cost of business services revenue was mainly due to a decrease of other professional fees directly attributable to the provision of services for the six months ended June 30, 2024.

Cost of rental revenue

Cost of rental revenue was $12,890 and $18,686 for the six months ended June 30, 2024, and 2023, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants. A slight decrease of cost of rental revenue was mainly due to a decrease in depreciation and cleaning fee incurred for the six months ended June 30, 2024, as compared to the same fees incurred for the six months ended June 30, 2023.

Cost of real estate properties sold

During the six months ended June 30, 2024 and 2023, no real estate property was sold, and hence no cost was incurred.

General and administrative expenses

G&A expenses were $1,971,308 and $1,708,823 for the six months ended June 30, 2024, and 2023, respectively. For the six months ended June 30, 2024, G&A expenses consisted primarily of employees’ salaries and allowances of $690,785, directors’ salaries and compensation of $336,579, advertising and promotion expenses of $118,921, consulting fees of $114,673, computer and IT expenses of $86,757, legal service fees of $85,416, other professional fees of $44,137, provision for credit losses of $143,292 and rent and rates of $56,880. For the six months ended June 30, 2023, G&A expenses consisted primarily of employees’ salaries and allowances of $689,875, directors’ salaries and compensation of $326,162, advertising and promotion expenses of $104,300, consulting fees of $73,211, legal service fees of $112,367, other professional fees of $63,032, and rent and rates of $57,328. The increased G&A expense of $262,485 was mainly derived from the increase of computer and IT expenses from $38,543 to $86,757, consulting fees from $73,211 to $114,673 and provision for credit losses from reversal of provision of $15,269 to provision for credit losses of $143,292 the during the same period from 2023 to 2024. We expect our G&A expenses will continue to increase as we integrate our business acquisitions, explore, and expand businesses into new jurisdictions.

Other income

Net other income was $238,076 and $7,331,150 for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, net other income mainly consisted of gain on disposal of investments of $197,300 and interest income of $12,849. For the six months ended June 30, 2023, other income mainly consisted of reversal of impairment of other investment of $6,882,000, reversal of write-off notes receivable of $400,000 and interest income of $22,006.

Net income or loss

Net loss was $838,663 for the six months ended June 30, 2024, while net income was $6,684,452 for the six months ended June 30, 2023. In 2023, net income was mainly derived from reversal of impairment of other investment of $6,882,000 and reversal of write-off notes receivable of $400,000, but no such reversals occurred during the same period in 2024.

Net loss attributable to noncontrolling interest

The Company recorded net loss attributable to noncontrolling interest in the consolidated statements of operations for a non-controlling interest (the “NCI”) of a consolidated subsidiary, Forward Win International Limited (“FWIL”), which is principally engaged in trading and leasing of properties in Hong Kong.

The Company had been a 60% shareholder of FWIL since inception.

On April 15, 2024, the Company acquired the remaining 40% shares of FWIL from the NCI by distribution of 40% of FWIL’s real estate properties for consideration of its acquisition and settlement of loan from the NCI (the “Acquisition”). After the Acquisition, FWIL becomes the wholly-owned subsidiary of the Company.

For the six months ended June 30, 2024, we recorded net loss attributable to the NCI of $10,453, while for the six months ended June 30, 2023, net loss attributable to the NCI was $13,955.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the six months ended June 30, 2024 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2024.

Contractual Obligations

As of June 30, 2024, one of our subsidiaries, leases one office in Hong Kong under a non-cancellable operating lease, with a term of two years commencing from March 15, 2023, to March 14, 2025.

On June 30, 2024, the future minimum rental payments under this lease in the aggregate is approximately $68,733 and are due as follows: 2024: $48,795 and 2025: $19,938, respectively.

In June 2023, one of our subsidiaries in Malaysia purchased a motor vehicle and the majority amount of the purchase, $18,957 was funded by Maybank Islamic under a finance lease agreement with a term of five years commencing from June 3, 2023, to June 2, 2028. As of June 30, 2024, the future minimum lease payments under this lease in the aggregate is approximately $17,105 and are due as follows: 2024: $2,184; 2025: $4,368, and 2026 and thereafter: $10,553.

Related Party Transactions

For the six months ended June 30, 2024 and 2023, related party service revenue totaled $239,085 and $584,149, respectively.

For the six months ended June 30, 2024, related party service revenue principally includes service revenue generated from Celmonze Wellness Corporation (“Celmonze”) of $148,106, representing approximately 62% of related party service revenue and 15% of service revenue for the six months ended June 30, 2024.

For the six months ended June 30, 2023, related party service revenue principally includes service revenue generated from catTHIS Holdings Corp. of $323,093 and Simson Wellness Tech. Corp. of $189,123, in aggregate representing approximately 88% of related party service revenue and 43% of service revenue for the six months ended June 30, 2023, respectively.

For the six months ended June 30, 2024 and 2023, cost of service revenue to related party was $4,052 and $0, respectively.

For the six months ended June 30, 2024, related party cost of service revenue includes cost of revenue paid to Falcon Management Limited (“FML”) of $2,555 and Falcon Consulting Limited (“FCL”) of $1,497, respectively. FML is wholly-owned by our Chief Financial Officer, Loke Che Chan Gilbert (“Mr. Loke”) and FCL is wholly owned by Mr. Loke’s spouse.

For the six months ended June 30, 2024 and 2023, related party G&A expenses totaled $82,762 and $76,720, respectively.

For the six months ended June 30, 2024, related party G&A expenses included consulting fees paid to Ms. Yap Pei Ling (“Ms. Yap”), spouse of our Chief Executive Officer, Lee Chong Kuang (“Mr. Lee”) of $8,056, Ms. Yap’s wholly owned company, Bright Interlink Sdn. Bhd. (“BISB”) of $6,974 and FCL of $28,769, and management fees paid to Greenpro Global Capital Village Sdn. Bhd. (“GGCVSB”), a Malaysian company jointly owned by Mr. Lee and Mr. Loke of $38,963.

For the six months ended June 30, 2023, related party G&A expenses include computer and IT expenses of $20,739, consulting fees of $25,494 and traveling expenses of $1,041 paid to First Bullion Holdings Inc. (“FBHI”), and consulting fees paid to Ms. Yap of $21,422 and BISB of $8,024.

For the six months ended June 30, 2024 and 2023, related party other income was $25,866 and $6,733, respectively.

For the six months ended June 30, 2024, related party other income includes other income generated from Acorn Finance Limited of $5,985 (“Acorn”), Greenpro Trust Limited (“GTL”) of $19,829, and SEATech Ventures Corp. (“SEATech”) of $52.

For the six months ended June 30, 2023, related party other income includes other income generated from Acorn of $6,733.

For the six months ended June 30, 2024 and 2023, related party interest income was $2,344 and $0, respectively.

For the six months ended June 30, 2024, related party interest income includes interest income generated from GTL of $480 and GTL’s subsidiary, Greenpro Custodian Service Limited of $1,864.

For the six months ended June 30, 2024 and 2023, gain on disposal of related party investments was $197,300 and $0, respectively.

Gain on disposal of related party investments includes sale of common stock of Agape ATP Corporation (“Agape”) of $179,980 and MU Global Holding Limited (“MUGH”) of $17,320 for the six months ended June 30, 2024.

A reversal of impairment of related party investment, Innovest Energy Fund of $0 and $6,882,000 for the six months ended June 30, 2024 and 2023, respectively.

Net accounts receivable from a related party, FCL was $117 and $0 as of June 30, 2024, and December 31, 2023, respectively.

Amounts due from related parties were $908,361 and $750,860 as of June 30, 2024, and December 31, 2023, respectively. Amounts due to related parties were $76,449 and $389,274 as of June 30, 2024, and December 31, 2023, respectively.

As of June 30, 2024, amounts due from related parties mainly include amounts due from GGCVSB of $731,407, FBHI of $90,000 and GTL of $85,593, while amounts due to related parties mainly include Mr. Loke’s wholly owned companies, Falcon Certified Public Accountants Limited (“FCPA”) of $38,930 and FML of $11,508, respectively.

As of December 31, 2023, amounts due from related parties mainly include amount due from GGCVSB of $723,889, while amounts due to related parties mainly include amount due to noncontrolling interest of our subsidiary, Forward Win International Limited of $336,636.

Deferred revenue from related parties was $75,800 and $157,500 as of June 30, 2024, and December 31, 2023, respectively.

As of June 30, 2024, deferred revenue from related parties includes ATA Global Inc. (“ATA”) of $15,800 and REBLOOD Biotech Corp. (“REBLOOD”) of $60,000.

As of December 31, 2023, deferred revenue from related parties includes ATA of $15,800, REBLOOD of $60,000 and Celmonze of $81,700.

As of June 30, 2024 and December 31, 2023, other investments in related parties were $99,586 and $100,106, respectively.

As of June 30, 2024 and December 31, 2023, related party investments mainly include New Business Media Sdn. Bhd. (“NBMSB”) of $82,000 and GTL of $11,981.

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

Liquidity and Capital Resources

On June 30, 2024, our cash balance was $1,189,489, as compared to $2,223,197 on December 31, 2023, a decrease of $1,033,708. We estimate we still have sufficient cash available to meet our anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2024, the Company incurred a net loss of $838,663 and net cash used in operations of $1,040,865, and as of June 30, 2024, the Company incurred accumulated deficit of $37,377,215. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2023 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $1,040,865 and $1,094,675 for the six months ended June 30, 2024, and 2023, respectively. The net cash used in operating activities in 2024 primarily consisted of an increase in accounts receivable of $170,995, a decrease in accounts payable and accrued liabilities of $214,261and net loss of $838,663, offset by a decrease in prepaids and other current assets of $202,273. For the six months ended June 30, 2024, non-cash adjustments totaled $68,613. Noncash expense, net was comprised of non-cash expenses from provision for credit losses of $143,292 and depreciation and amortization of $122,621, offset by non-cash income from gain on disposal of investments of $197,300.

Net cash used in operating activities in 2023 primarily consisted of an increase in net accounts receivable of $185,041, a decrease in accounts payable and accrued liabilities of $265,775 and a decrease in deferred revenue of $131,103, a reversal of impairment of other investment of $6,882,000 and a reversal of write-off notes receivable of $400,000, offset by net income of $6,684,452. For the six months ended June 30, 2023, non-cash adjustments totaled $7,179,972. Noncash income, net was composed of non-cash income from reversal of provision for credit losses of $15,356, reversal of impairment of other investment of $6,882,000, reversal of write-off notes receivable of $400,000 and fair value gains of derivative liabilities associated with warrants of $1, offset by depreciation and amortization of $117,385.

Investing activities

Net cash provided by investing activities was $209,052 for the six months ended June 30, 2024, while net cash used in investing activities was $15,276 for the six months ended June 30, 2023.

Cash provided by investing activities was composed of the proceeds from disposal of other investments of $197,820 and proceeds from real estate held for sale of $15,632, offset by purchase of equipment of $4,400.

Financing activities

Net cash used in financing activities was $141,904 and $56,155 for the six months ended June 30, 2024 and 2023, respectively.

Cash used in financing activities in 2024 was mainly due to advances to related parties of $140,547.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three and six months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Greenpro Capital Corp.

Date: August 13, 2024	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

