Form 10-Q
period 2024-09-30
Greenpro Capital Corp.
filed 2024-11-13
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 13, 2024, there were 7,575,813 shares, par value $0.0001 of the registrant’s common stock (“Common Stock”) issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(In U.S. dollars, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents (including $79,796 and $166,481 of time deposits as of September 30, 2024 and December 31, 2023, respectively)	$1,027,513	$2,223,197
Accounts receivable, net of allowance for credit losses of $225,400 and $610,599 as of September 30, 2024 and December 31, 2023, respectively	70,220	44,938
Prepaids and other current assets	436,792	627,315
Due from related parties	936,761	750,860
Deferred cost of revenue	29,337	16,291
Total current assets	2,500,623	3,662,601

Property and equipment, net	2,346,307	2,413,538
Real estate investments:
Real estate held for sale	980,402	1,659,207
Real estate held for investment, net	652,128	598,748
Intangible assets, net	777	1,181
Goodwill	88,596	82,561
Other investments (including $99,598 and $100,106 of investments in related parties as of September 30, 2024 and December 31, 2023, respectively)	99,598	100,106
Operating lease right-of-use assets, net	44,082	114,551
Finance lease right-of-use asset, net	23,577	25,527
TOTAL ASSETS	$6,736,090	$8,658,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$576,466	$724,796
Due to related parties	64,401	389,274
Income tax payable	-	292
Operating lease liabilities, current portion	44,082	94,726
Finance lease liabilities, current portion	4,012	3,426
Deferred revenue (including $157,500 from related parties as of December 31, 2023)	1,169,265	1,075,404
Total current liabilities	1,858,226	2,287,918

Operating lease liabilities, non-current portion	-	19,825
Finance lease liabilities, non-current portion	12,139	13,638
Total liabilities	1,870,365	2,321,381

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 7,575,813 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7,576	7,576
Additional paid in capital	42,749,831	42,897,029
Accumulated other comprehensive loss	(221,522)	(310,169)
Accumulated deficit	(37,707,535)	(36,549,095)
Total Greenpro Capital Corp. stockholders’ equity	4,828,350	6,045,341
Non-controlling interests in consolidated subsidiaries	37,375	291,298

Total stockholders’ equity	4,865,725	6,336,639

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,736,090	$8,658,020

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

REVENUES:
Service revenue (including $108,485 and $648,377 of service revenue from related parties for the three months ended September 30, 2024, and 2023, respectively, and $347,570 and $1,232,526 of service revenue from related parties for the nine months ended September 30, 2024, and 2023, respectively)	$521,765	$1,043,360	$1,498,187	$2,239,354
Rental revenue	17,934	27,612	61,085	70,238
Total revenue	539,699	1,070,972	1,559,272	2,309,592

COST OF REVENUES:
Cost of service revenue (including $534 and $23,280 of cost of revenue to related party for the three months ended September 30, 2024 and 2023, respectively, and $4,586 and $23,280 of cost of revenue to related party for the nine months ended September 30, 2024 and 2023, respectively)	(138,404)	(219,865)	(249,112)	(374,048)
Cost of rental revenue	(6,235)	(9,629)	(19,125)	(28,315)
Total cost of revenues	(144,639)	(229,494)	(268,237)	(402,363)

GROSS PROFIT	395,060	841,478	1,291,035	1,907,229

OPERATING EXPENSES:
General and administrative (including $39,365 and $13,687 of general and administrative expenses to related parties for the three months ended September 30, 2024, and 2023, respectively, and $122,127 and $90,407 of general and administrative expenses to related parties for the nine months ended September 30, 2024 and 2023, respectively)	(868,333)	(978,023)	(2,839,641)	(2,686,846)

LOSS FROM OPERATIONS	(473,273)	(136,545)	(1,548,606)	(779,617)

OTHER INCOME:
Other income (including $9,699 and $3,425 of other income from related parties for the three months ended September 30, 2024, and 2023, respectively, and $35,565 and $10,158 of other income from related parties for the nine months ended September 30, 2024, and 2023, respectively)	11,630	9,953	40,101	37,207
Interest income (including $1,363 of interest income from related party for the three months ended September 30, 2024, and $3,707 of interest income from related party for nine months ended September 30, 2024)	3,979	8,853	16,828	30,859
Gain on disposal of investments (including $127,617 of related party investments for the three months ended September 30, 2024 and $324,917 of related party investments for the nine months ended September 30, 2024)	127,617	-	324,917	-
Fair value gains of derivative liabilities associated with warrants	-	-	-	1
Reversal of impairment of other investment (including reversal of impairment of $6,882,000 of related party investment for the nine months ended September 30, 2023)	-	-	-	6,882,000
Reversal of write-off notes receivable	-	-	-	400,000
Interest expense	(273)	(318)	(817)	(429)
Total other income	142,953	18,488	381,029	7,349,638

(LOSS) INCOME BEFORE INCOME TAX	(330,320)	(118,057)	(1,167,577)	6,570,021
Income tax expense	-	(2,937)	(1,406)	(6,563)
NET (LOSS) INCOME	(330,320)	(120,994)	(1,168,983)	6,563,458
Net loss attributable to non-controlling interest	-	3,865	10,543	17,820

NET (LOSS) INCOME ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(330,320)	(117,129)	(1,158,440)	6,581,278
Other comprehensive income (loss):
- Foreign currency translation gain (loss)	150,786	(8,407)	88,647	(140,196)
COMPREHENSIVE (LOSS) INCOME	$(179,534)	$(125,536)	$(1,069,793)	$6,441,082

NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.04)	$(0.02)	$(0.15)	$0.85

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	7,575,813	7,575,813	7,575,813	7,764,032

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In U.S. dollars, except share data)

(Unaudited)

	Three months ended September 30, 2024 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of June 30, 2024 (Unaudited)	7,575,813	$7,576	$42,749,831	$(372,308)	$(37,377,215)	$37,375	$5,045,259
Foreign currency translation	-	-	-	150,786	-	-	150,786
Net loss	-	-	-	-	(330,320)	-	(330,320)
Balance as of September 30, 2024 (Unaudited)	7,575,813	$7,576	$42,749,831	$(221,522)	$(37,707,535)	$37,375	$4,865,725

	Nine months ended September 30, 2024 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2023	7,575,813	$7,576	$42,897,029	$(310,169)	$(36,549,095)	$291,298	$6,336,639
Acquisition of noncontrolling interest’s shares in a subsidiary	-	-	(147,198)	-	-	(243,380)	(390,578)
Foreign currency translation	-	-	-	88,647	-	-	88,647
Net loss	-	-	-	-	(1,158,440)	(10,543)	(1,168,983)
Balance as of September 30, 2024 (Unaudited)	7,575,813	$7,576	$42,749,831	$(221,522)	$(37,707,535)	$37,375	$4,865,725

	Three months ended September 30, 2023 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of June 30, 2023 (Unaudited)	7,575,813	$7,576	$42,897,029	$(356,680)	$(30,924,273)	$301,229	$11,924,881
Foreign currency translation	-	-	-	(8,407)	-	-	(8,407)
Net loss	-	-	-	-	(117,129)	(3,865)	(120,994)
Balance as of September 30, 2023 (Unaudited)	7,575,813	$7,576	$42,897,029	$(365,087)	$(31,041,402)	$297,364	$11,795,480

	Nine months ended September 30, 2023 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2022	7,875,813	$7,876	$50,102,729	$(224,891)	$(37,622,680)	$315,184	$12,578,218
Cancellation of shares resulting from termination of investment	(300,000)	(300)	(7,205,700)	-	-	-	(7,206,000)
Foreign currency translation	-	-	-	(140,196)	-	-	(140,196)
Net income (loss)	-	-	-	-	6,581,278	(17,820)	6,563,458
Balance as of September 30, 2023 (Unaudited)	7,575,813	$7,576	$42,897,029	$(365,087)	$(31,041,402)	$297,364	$11,795,480

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In U.S. dollars)

(Unaudited)

	Nine months ended September 30,
	2024	2023

Cash flows from operating activities:
Net (loss) income	$(1,168,983)	$6,563,458
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	109,621	107,289
Amortization of intangible assets	407	538
Amortization of operating lease right-of use assets	70,667	66,617
Amortization of finance lease right-of-use asset	4,321	1,950
Provision (reversal of provision) for credit losses	90,243	(1,085)
Gain on disposal of investments	(324,917)	-
Reversal of write-off notes receivable	-	(400,000)
Reversal of impairment of other investment-related party	-	(6,882,000)
Fair value gains of derivative liabilities associated with warrants	-	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(25,282)	(235,409)
Prepaids and other current assets	190,523	92,462
Deferred cost of revenue	(13,046)	85,126
Accounts payable and accrued liabilities	(148,330)	(133,386)
Operating lease liabilities	(70,667)	(67,832)
Income tax payable	(292)	2,032
Deferred revenue	93,861	(493,333)
Net cash used in operating activities	(1,191,874)	(1,293,574)

Cash flows from investing activities:
Purchase of property and equipment	(5,095)	(4,993)
Proceeds from disposal of other investments	322,820	500
Proceeds from real estate held for sale	15,632	-
Purchase of other investments	(92)	(500)
Initial payment of finance lease right-of-use asset	-	(9,717)
Net cash provided by (used in) investing activities	333,265	(14,710)

Cash flows from financing activities:
Principal payment of finance lease liabilities	(2,539)	(1,086)
Advances to related parties	(180,994)	(465,677)
Collection of notes receivable	-	400,000
Net cash used in financing activities	(183,533)	(66,763)

Effect of exchange rate changes in cash and cash equivalents	(153,542)	22,797
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,195,684)	(1,352,250)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,223,197	3,911,535

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,027,513	$2,559,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$1,694	$4,423
Cash paid for interest	$817	$429

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Balance payment of finance lease right-of-use asset by finance lease liabilities	$-	$18,530
Distribution of real estate held for sale to a non-controlling interest for acquisition of noncontrolling interest’s shares in a subsidiary and settlement of noncontrolling interest’s loan	$678,085	$-

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet information as of December 31, 2023 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024. These financial statements should be read in conjunction with that report.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2024, the Company incurred a net loss of $1,168,983 and net cash used in operations of $1,191,874, and as of September 30, 2024, the Company incurred an accumulated deficit of $37,707,535. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2023 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Management regularly monitors economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

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

Accounts receivable at September 30, 2024 and December 31, 2023 are net of allowances for credit losses of $225,400 and $610,599, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Balance at beginning of period/year	$610,599	$25,677
Charged to operating expenses	90,243	584,919
Write-off of accounts receivable	-	3
Recovery of accounts receivable	(475,442)	-
Balance at end of period/year	$225,400	$610,599

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

As of September 30, 2024 and December 31, 2023, cash included funds held by employees of $17,337 and $0, respectively, was to facilitate payment of expenses in local currencies or to facilitate third-party online payment platforms, such as WeChat Pay or Alipay. The Company does not have a corporate account on these platforms.

	As of September 30, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Cash and cash equivalents
Denominated in United States Dollar	$248,106	$573,431
Denominated in Hong Kong Dollar	361,656	1,175,384
Denominated in Chinese Renminbi	391,032	434,698
Denominated in Malaysian Ringgit	26,119	39,552
Denominated in Great British Pound	134	127
Denominated in Singapore Dollar	466	5
Cash and cash equivalents	$1,027,513	$2,223,197

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

On September 30, 2024, the Company had a total of twenty-two (22) investments in equity securities without readily determinable fair values, all of which were related party investments with an aggregate value of $99,598. Eleven (11) investments in equity securities are without readily determinable fair values and are fully impaired and with $nil value (see Note 3).

On December 31, 2023, the Company had a total of twenty-five (25) investments in equity securities without readily determinable fair values, all of which were related party investments with an aggregate value of $100,106. Thirteen (13) investments in equity securities are without readily determinable fair values and are fully impaired and with $nil value (see Note 3).

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

On September 30, 2024 and 2023, there were no dilutive shares outstanding. These warrants have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore basic and diluted net income (loss) per share were the same.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2024	2023
Period-end MYR : US$1 exchange rate	4.13	4.70
Period-average MYR : US$1 exchange rate	4.60	4.53
Period-end RMB : US$1 exchange rate	7.02	7.28
Period-average RMB : US$1 exchange rate	7.18	7.06
Period-end HK$ : US$1 exchange rate	7.77	7.83
Period-average HK$ : US$1 exchange rate	7.81	7.84

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

Concentrations of risks

For the three months ended September 30, 2024, one customer accounted for 11% of revenues, while for the three months ended September 30, 2023, two customers accounted for 56% (33% and 23%) of revenues. For the nine months ended September 30, 2024 and 2023, one customer accounted for 10% and three customers accounted for 40% (15%, 14% and 11%) of revenues, respectively.

Two customers accounted for 31% (19% and 12%) and three customers accounted for 39% (14%, 13% and 12%) of net accounts receivable as of September 30, 2024 and December 31, 2023, respectively.

For the three and nine months ended September 30, 2024 and 2023, no vendor accounted for 10% or more of the Company’s cost of revenues.

Three vendors accounted for 67% (42%, 13% and 12%) and 73% (52%, 11% and 10%) of accounts payable as of September 30, 2024 and December 31, 2023, respectively.

Exchange rate risk

The Company’s reporting currency is US$ but its major revenues and costs, and a significant portion of its assets and liabilities are also denominated in MYR, RMB or HK$. As a result, the Company is exposed to foreign exchange risks as its revenues and the results of operations may be affected by fluctuations in the exchange rate between US$ and MYR, US$ and RMB or US$ and HK$. If MYR, RMB or HK$ depreciates against US$, the values of the Company’s revenues and assets in MYR, RMB or HK$ may decline accordingly when in translation to the Company’s reporting currency, as its financial statements are presented in US$. The Company does not hold any derivative or other financial instruments that may expose it to substantial market risks.

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

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

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

The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its condensed consolidated financial statements.

NOTE 2 - REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company’s revenue consists of revenue from providing business consulting and corporate advisory services (“service revenue”), and revenue from leasing or trading of real estate properties (“real estate revenue”)

Revenue from services

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

Revenue from trading of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets. Generally, the Company’s sales of its real estate properties are considered a sale of a nonfinancial asset. Under ASC 610-20, the Company derecognizes its assets and recognizes a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory - non-listing services	$445,965	$448,151
Corporate advisory - listing services	75,800	595,209
Rental of real estate properties	17,934	27,612
Total revenue	$539,699	$1,070,972

	Three Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$340,643	$914,694
Malaysia	136,721	82,618
China	62,335	73,660
Total revenue	$539,699	$1,070,972

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory - non-listing services	$1,276,687	$1,079,000
Corporate advisory - listing services	221,500	1,160,354
Rental of real estate properties	61,085	70,238
Total revenue	$1,559,272	$2,309,592

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$984,354	$1,810,445
Malaysia	395,865	236,847
China	179,053	262,300
Total revenue	$1,559,272	$2,309,592

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

As of September 30, 2024, and December 31, 2023, deferred cost of revenue or deferred revenue is classified as current assets or current liabilities and totaled, respectively:

	As of September 30, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Current assets
Deferred cost of revenue	$29,337	$16,291

Current liabilities
Deferred revenue	$1,169,265	$1,075,404

Changes in deferred revenue during the nine months ended September 30, 2024 are as follows:

Nine Months Ended September 30, 2024
(Unaudited)
Deferred revenue, January 1, 2024	$1,075,404
New contract liabilities	315,361
Performance obligations satisfied	(221,500)
Deferred revenue, September 30, 2024	$1,169,265

NOTE 3 - OTHER INVESTMENTS

	As of September 30, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Investments in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$11,981	$11,981
(2) Other related parties	87,617	88,125
Total	$99,598	$100,106

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

For the three and nine months ended September 30, 2024, the Company did not recognize any impairment or reversal of impairment.

For the three and nine months ended September 30, 2023, the Company recognized the reversal of impairment of $0 and $6,882,000, respectively for one of its investments in equity securities without readily determinable fair values.

During the year ended December 31, 2023, the Company recognized impairment of $4,982,000 for three of its total investments in equity securities without readily determinable fair values and recorded a reversal of impairment of $6,882,000 for one of its total investments in equity securities without readily determinable fair values.

In addition, the Company recorded its equity securities without readily determinable fair values at cost. For these cost method investments, we recorded as other investments in our condensed consolidated balance sheets. We reviewed all our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally adopt the valuation methods allowed under ASC820 Fair Value Measurement to evaluate the fair values of our cost method investments approximated or exceeded their carrying values as of September 30, 2024. Our cost method investments had a carrying value of $99,598 as of September 30, 2024.

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

On August 15, 2024, Agape filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a 1-for-20 reverse stock split of the shares of Agape’s common stock, par value $0.0001 per share on August 30, 2024. As result of the reverse stock split, our 800,000 shares of Agape’s common stock were reduced to 40,000 shares and the investment cost retained at $80.

On August 30, 2024, GVCL sold all remaining 40,000 Agape shares through a broker at a price of $127,697. As a result, GVC recognized a gain on disposal of other investment of $127,617.

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

(d) SEATech Ventures Corp.:

On August 8, 2024, GVCL entered into a stock purchase agreement with an unrelated party, Seah Kok Wah (“Mr. Seah”). Pursuant to the agreement, Mr. Seah agreed to sell his 923,544 shares of common stock of SEATech Ventures Corp. (“SEATech”) to GVCL for approximately $92 or $0.0001 per share. SEATech is a Nevada corporation and principally provides mentoring and incubation services to clients. The investment was recognized at a cost of $92 under other investments.

After the acquisition in August 2024, in addition to the impaired 2,279,813 SEATech shares, GVCL in aggregate holds 3,203,357 shares of common stock of SEATech as of September 30, 2024.

The Company had cost method investments without readily determinable fair values with a carrying value of $99,598 and $100,106 as of September 30, 2024, and December 31, 2023, respectively.

On September 30, 2024 and December, 31 2023, the carrying values of equity securities without readily determinable fair values are as follows:

	As of September 30, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Original cost
Balance, beginning of period/year	$8,331,964	$15,537,964
Additions during the period/year	92	500
Disposals, forfeitures or terminations during the period/year	(600)	(7,206,500)
Disposal of impaired investment during the period	(217)	-
Balance, end of period/year	8,331,239	8,331,964

Accumulated impairment
Balance, beginning of period/year	(8,231,858)	(10,131,858)
Impairment during the year	-	(4,982,000)
Reversal of impairment during the year	-	6,882,000
Disposal of impaired investment during the period	217	-
Balance, end of period/year	(8,231,641)	(8,231,858)

Net carrying values of equity securities without readily determinable fair values	$99,598	$100,106

Accumulated impairment of other investments

As of September 30, 2024 and December 31, 2023, the accumulated impairment loss of other investments was $8,231,641 and $8,231,858, respectively.

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

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$1,559,272	$2,309,592
Loss from operations	(1,548,901)	(781,697)
Net (loss) income	(1,169,278)	6,561,378
Net (loss) income per share	$(0.15)	$0.85

NOTE 5 - LEASES

As of September 30, 2024, the Company has an operating lease agreement for one office space in Hong Kong with a term of two years and has a finance lease for a motor vehicle in Malaysia with a term of five years, respectively. Other than these leases, the Company does not have any other leases over the term of one year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to operating leases and finance leases for the periods are as follows:

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Lease costs
Operating lease costs:
Rental expenses (1)	$73,165	$70,623
Other rental expenses (2)	12,313	14,670
	85,478	85,293
Finance lease costs:
Interest expenses	$817	$429
	817	429
Total lease costs	$86,295	$85,722

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Rental payment - operating leases	$73,165	$71,834
Interest repayment - finance leases	817	429
Principal repayment - finance leases	2,539	1,086
Total cash paid	$76,521	$73,349
Non-cash activity:
Balance payment of ROU asset by finance lease liabilities	$-	$18,530
Weighted average remaining lease term (in years):
Operating leases	0.45	1.46
Finance leases	3.67	4.67
Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	6.9%	6.9%

(1)	Rental expenses include amortization of $70,667 and $66,617 and interest expenses of $2,498 and $4,006 during the nine months ended September 30, 2024 and 2023, respectively.

(2)	Other rental expenses represent those rental expenses for leases with a lease term within one year, and government rent and rates related to the leases.

The supplemental balance sheet information related to leases for the periods is as follows:

	As of September 30, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Assets
Long-term operating lease ROU assets, net (1)	$44,082	$114,551
Long-term finance lease ROU asset, net (2)	23,577	25,527
Total ROU assets	$67,659	$140,078

Liabilities
Current portion of operating lease liabilities	$44,082	$94,726
Current portion of finance lease liabilities	4,012	3,426
Total current lease liabilities	48,094	98,152

Long-term operating lease liabilities	-	19,825
Long-term finance lease liabilities	12,139	13,638
Total long-term lease liabilities	12,139	33,463
Total lease liabilities	$60,233	$131,615

(1)	Operating lease ROU assets are measured at cost of $351,829, net of accumulated amortization of $307,747 and $237,278 as of September 30, 2024, and December 31, 2023 respectively.

(2)	Finance lease ROU assets are measured at cost of $28,898, net of accumulated amortization of $5,321 and $3,371 as of September 30, 2024 and December 31, 2023, respectively.

Maturities of the Company’s lease liabilities are as follows:

	Operating leases	Finance leases
	(Unaudited)	(Unaudited)
Year ending December 31,
2024 (remaining 3 months)	24,518	1,249
2025	20,036	4,995
2026	-	4,995
2027	-	4,995
2028	-	2,078
Total future minimum lease payments	44,554	18,312
Less: Imputed interest/present value discount	(472)	(2,161)
Present value of lease liabilities	$44,082	$16,151

Lease obligations
Current lease obligations	$44,082	$4,012
Long-term lease obligations	-	12,139
Total lease obligations	$44,082	$16,151

For the three months ended September 30, 2024, total lease costs were $28,871 including operating lease costs of $28,598 and finance lease costs of $273. For the three months ended September 30, 2023, total lease costs were $28,283 including operating lease costs of $27,965 and finance lease costs of $318.

For the nine months ended September 30, 2024, total lease costs were $86,295 including operating lease costs of $85,478 and finance lease costs of $817. For the nine months ended September 30, 2023, total lease costs were $85,722 including operating lease costs of $85,293 and finance lease costs of $429.

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

Since the Expiration, all warrants expired, no warrants are outstanding and exercisable.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts receivable from a related party:	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Accounts receivable, net - related party
- Related party B (net of allowance of $379,542 as of December 31, 2023)	$-	$-

Due from related parties:	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Due from related parties
- Related party B	$176,901	$25,932
- Related party D	758,792	723,889
- Related party G	1,068	1,032
- Related party I	-	7
Total	$936,761	$750,860

The amounts due from related parties are interest-free, unsecured and have no fixed terms of repayment.

Due to related parties:	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Due to related parties
- Related party A	$25,439	$30,238
- Related party B	17,785	19,906
- Related party E	-	844
- Related party J	-	336,636
- Related party K	21,177	1,650
Total	$64,401	$389,274

The amounts due to related parties are interest-free, unsecured, and repayable on demand.

Deferred revenue from a related party:	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)

Deferred revenue from related party
- Related party B	$-	$157,500

Other investments in a related party:	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)

Investments in related party
- Related party B	$99,598	$100,106

	For the nine months ended September 30,
Income from or expenses to related parties:	2024	2023
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$5,748	$3,327
- Related party B	291,679	937,823
- Related party D	26,150	28,384
- Related party E	1,356	255,463
- Related party G	22,629	7,407
- Related party K	8	122
Total	$347,570	$1,232,526

Cost of revenues to related parties
- Related party A	$4,586	$-
- Related party B	-	23,280
Total	$4,586	$23,280

General and administrative expenses to related parties
- Related party A	$40,293	$-
- Related party B	-	21,780
- Related party D	59,886	24,559
- Related party I	10,426	11,911
- Related party K	11,522	32,157
Total	$122,127	$90,407
Other income from related parties
- Related party B	$26,578	$2,297
- Related party D	8,987	7,861
	$35,565	$10,158

Interest income from a related party
- Related party B	$3,707	$-

Gain on disposal of related party investments
- Related party B	$324,917	-

Reversal of impairment of other investment:
- Related party B	$-	$6,882,000

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

	For the nine months ended September 30, 2024 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$61,085	$1,498,187	$-	$1,559,272
Cost of revenues	(19,125)	(249,112)	-	(268,237)
Gain on disposal of investments	-	-	324,917	$324,917
Depreciation and amortization	(16,878)	(168,033)	(105)	(185,016)
Net (loss) income	(442,973)	(1,174,536)	448,526	(1,168,983)

Total assets	996,671	4,781,231	958,188	6,736,090
Capital expenditures for long-lived assets	$-	$5,095	$-	$5,095

	For the nine months ended September 30, 2023 (Unaudited)
	Real estate business	Service business	Corporate	Total

Revenues	$70,238	$2,239,354	$-	$2,309,592
Cost of revenues	(28,315)	(374,048)	-	(402,363)
Reversal of impairment of other investment	-	-	6,882,000	6,882,000
Reversal of write-off notes receivable	-	-	400,000	400,000
Depreciation and amortization	(23,758)	(152,285)	(351)	(176,394)
Net (loss) income	(44,550)	(371,709)	6,979,717	6,563,458

Total assets	1,704,170	5,675,545	6,976,401	14,356,116
Capital expenditures for long-lived assets	$-	$33,240	$-	$33,240

(b) By Geography*

	For the nine months ended September 30, 2024 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$984,354	$395,865	$179,053	$1,559,272
Cost of revenues	(43,144)	(171,734)	(53,359)	(268,237)
Gain on disposal of investments	324,917	-	-	324,917
Depreciation and amortization	(76,133)	(30,560)	(78,323)	(185,016)
Net loss	(728,977)	(402,390)	(37,616)	(1,168,983)

Total assets	2,811,542	1,458,644	2,465,904	6,736,090
Capital expenditures for long-lived assets	$-	$4,400	$695	$5,095

	For the nine months ended September 30, 2023 (Unaudited)
	Hong Kong	Malaysia	China	Total

Revenues	$1,810,445	$236,847	$262,300	$2,309,592
Cost of revenues	(228,919)	(130,948)	(42,496)	(402,363)
Reversal of impairment of other investment	6,882,000	-	-	6,882,000
Reversal of write-off notes receivable	400,000	-	-	400,000
Depreciation and amortization	(72,287)	(23,940)	(80,167)	(176,394)
Net income (loss)	6,931,606	(383,491)	15,343	6,563,458

Total assets	10,120,222	1,654,668	2,581,226	14,356,116
Capital expenditures for long-lived assets	$1,511	$30,217	$1,512	$33,240

*	Financial information by geography is attributed to the countries where the entities operate.

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

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. One of our venture capital business segments focuses on (1) establishing a business incubator for start-up and high growth companies to support such companies during critical growth periods, which will include education and support services, and (2) searching the investment opportunities in selected start-up and high growth companies, which may generate significant returns to the Company. Our venture capital business focuses on companies located in East and Southeast Asia, including Hong Kong, China, Malaysia, Thailand, and Singapore. Another venture capital business segment focuses on rental activities of commercial properties and the sale of investment properties.

Results of Operations

During the three and nine months ended September 30, 2024, and 2023, we operated in three regions: Hong Kong, China and Malaysia. We derived revenue from the provision of services and the rental activities of our commercial properties.

Comparison of the three months ended September 30, 2024 and 2023

Total revenue

Total revenue was $539,699 and $1,070,972 for the three months ended September 30, 2024, and 2023, respectively. The decreased amount of $531,273 was primarily due to a decrease in business services revenue. We expect revenue from both business services and real estate business segments to steadily improve in the following years.

Business services revenue

Revenue from the provision of business services was $521,765 and $1,043,360 for the three months ended September 30, 2024, and 2023, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We experienced a decrease in business services revenue as fewer listing service obligations were completed during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Real estate business

Rental revenue

Revenue from rentals was $17,934 and $27,612 for the three months ended September 30, 2024, and 2023, respectively. It was derived principally from leasing properties in Hong Kong and Malaysia. The decrease of $9,678 in rental revenue was mainly due to the distribution of 40% of the real estate properties of our subsidiary, Forward Win International Limited (“FWIL”) its noncontrolling interest (the “NCI”) in consideration of our acquisition of the remaining 40% shares of FWIL and settlement of a loan from the NCI in April 2024. As a result, fewer property units were available for lease and lower rental revenue was generated.

Sale of real estate properties

There was no revenue generated from the sale of real estate properties for the three months ended September 30, 2024, and 2023, respectively.

Total operating costs and expenses

Total operating costs and expenses were $1,012,972 and $1,207,517 for the three months ended September 30, 2024, and 2023, respectively. They consist of cost of business services revenue, cost of rental revenue, and general and administrative expenses.

Loss from operations for the three months ended September 30, 2024, and 2023 was $473,273 and $136,545, respectively. An increase in loss from operations was due to a decrease of revenue of $531,273, offset by a decrease of operating costs and expenses of $194,545 for the three months ended September 30, 2024.

Cost of business services revenue

Cost of revenue from the provision of services was $138,404 and $219,865 for the three months ended September 30, 2024, and 2023, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to costs related to the services rendered.

The decrease in cost of business services revenue was mainly due to a decrease of other professional fees directly attributable to the provision of services for the three months ended September 30, 2024.

Cost of rental revenue

Cost of rental revenue was $6,235 and $9,629 for the three months ended September 30, 2024, and 2023, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid by individual tenants directly. The decrease of cost of rental revenue was mainly due to 40% of FWIL’s real estate properties being distributed to its NCI in April 2024. As a result, fewer property units were available for lease and lower costs were incurred.

Cost of real estate properties sold

During the three months ended September 30, 2024 and 2023, no real estate property was sold, and hence no cost was incurred.

General and administrative expenses

General and administrative (“G&A”) expenses were $868,333 and $978,023 for the three months ended September 30, 2024, and 2023, respectively. For the three months ended September 30, 2024, G&A expenses primarily consisted of employees’ salaries and allowances of $352,213, directors’ salaries and compensation of $167,032, advertising and promotion expenses of $75,133, consulting fees of $4,166, computer and IT expenses of $49,949, legal service fees of $33,760, other professional fees of $59,704 and rent and rates of $28,598. For the three months ended September 30, 2023, G&A expenses consisted primarily of employees’ salaries and allowances of $319,523, directors’ salaries and compensation of $163,427, advertising and promotion expenses of $45,104, computer and IT expenses of $101,624, consulting fees of $49,138, legal services fees of $48,936, other professional fees of $60,563 and rent and rates of $27,965. The decreased G&A expense of $109,690 was mainly derived from the decrease of consulting fees from $49,138 to $4,166 and computer and IT expenses from $101,624 to $49,949 during the same period from 2023 to 2024. We expect our G&A expenses will continue to increase as we are developing our cryptocurrency exchange businesses through our wholly owned subsidiary, Green-X Corp. and digital banking businesses through our newly acquired subsidiary, Global Business Hub Limited in Labuan.

Other income

Net other income was $142,953 and $18,488 for the three months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, net other income mainly consisted of other income from gain on disposal of investment of $127,617 and interest income of $3,979. For the three months ended September 30, 2023, net other income consisted of interest income of $8,853 and other gains of $9,635.

Net loss

Net loss was $330,320 and $120,994 for the three months ended September 30, 2024 and 2023, respectively. The increase in net loss was mainly due to a decrease in business services revenue for the three months ended September 30, 2024.

Net loss attributable to non-controlling interest

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

After the Acquisition, FWIL becomes the wholly owned subsidiary of the Company and hence no profit or loss was attributed to the NCI during the three months ended September 30, 2024. We recorded a net loss attributable to the NCI of $3,865 for the three months ended September 30, 2023.

Comparison of the nine months ended September 30, 2024, and 2023

Total revenue

Total revenue was $1,559,272 and $2,309,592 for the nine months ended September 30, 2024, and 2023, respectively. The decrease of $750,320 was primarily due to a decrease in business services revenue. We expect revenue from both business services and real estate business segments to slightly decline in the following months as some tenancies are due to expire and some may not renew or may be renewed at lower rental rates because of the downturn in the rental market in Hong Kong.

Business services revenue

Revenue from the provision of business services was $1,498,187 and $2,239,354 for the nine months ended September 30, 2024, and 2023, respectively. It was derived principally from business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We experienced a decrease in business services revenue as fewer listing advisory services were rendered during the same period in 2024.

Real estate business

Rental revenue

Revenue from rentals was $61,085 and $70,238 for the nine months ended September 30, 2024, and 2023, respectively. It was derived principally from leasing properties in Hong Kong and Malaysia. The decrease of $9,153 in rental revenue was mainly due to the distribution of 40% of the real estate properties of our subsidiary, FWIL to its NCI in consideration of our acquisition of the remaining 40% shares of FWIL and settlement of a loan from the NCI in April 2024. As a result, fewer property units were available for lease and lower rental revenue was generated.

Sale of real estate properties

There was no revenue generated from the sale of real estate properties for the nine months ended September 30, 2024 and 2023, respectively.

Total operating costs and expenses

Total operating costs and expenses were $3,107,878 and $3,089,209 for the nine months ended September 30, 2024, and 2023, respectively. They consist of cost of business services revenue, cost of rental revenue and G&A expenses. The Company incurred $2,839,641 and $2,686,846 of G&A expenses for the nine months ended September 30, 2024, and 2023, respectively.

Loss from operations for the nine months ended September 30, 2024, and 2023 was $1,548,606 and $779,617, respectively. The increase in loss from operations was mainly due to a decrease of business services revenue of $741,167 and an increase of G&A expenses of $152,795 for the nine months ended September 30, 2024.

Cost of business services revenue

Cost of revenue from the provision of services was $249,112 and $374,048 for the nine months ended September 30, 2024, and 2023, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to costs related to the services rendered.

The decrease in cost of business services revenue was mainly due to a decrease of other professional fees directly attributable to the provision of services for the nine months ended September 30, 2024.

Cost of rental revenue

Cost of rental revenue was $19,125 and $28,315 for the nine months ended September 30, 2024, and 2023, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants. The decrease of cost of rental revenue was mainly due to 40% of FWIL’s real estate properties being distributed to its NCI in April 2024. As a result, fewer property units were available for leasing and lower costs were incurred.

Cost of real estate properties sold

During the nine months ended September 30, 2024 and 2023, no real estate property was sold, and hence no cost was incurred.

General and administrative expenses

G&A expenses were $2,839,641 and $2,686,846 for the nine months ended September 30, 2024, and 2023, respectively. For the nine months ended September 30, 2024, G&A expenses consisted primarily of employees’ salaries and allowances of $1,042,998, directors’ salaries and compensation of $503,611, advertising and promotion expenses of $194,054, consulting fees of $118,839, computer and IT expenses of $136,706, legal service fees of $119,176, other professional fees of $103,841, provision for credit losses of $90,243 and rent and rates of $85,478. For the nine months ended September 30, 2023, G&A expenses consisted primarily of employees’ salaries and allowances of $1,009,398, directors’ salaries and compensation of $489,589, advertising and promotion expenses of $149,404, computer and IT expenses of $140,167, consulting fees of $122,349, legal services fees of $161,303, other professional fees of $123,595 and rent and rates of $85,293. The increased G&A expense of $152,795 was mainly derived from the increase of advertising and promotion expenses from $149,404 to $194,054 and the increase of provision for credit losses of $91,328 during the same period from 2023 to 2024. We expect our G&A expenses will continue to increase as we are developing our cryptocurrency exchange businesses through our wholly owned subsidiary, Green-X Corp. and digital banking businesses through our newly acquired subsidiary, Global Business Hub Limited in Labuan.

Other income

Net other income was $381,029 and $7,349,638 for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, net other income mainly consisted of other income from gain on disposal of investments of $324,917 and interest income of $16,828. For the nine months ended September 30, 2023, net other income mainly consisted of other income from reversal of impairment of other investment of $6,882,000, reversal of write-off notes receivable of $400,000 and interest income of $30,859.

Net income or loss

Net loss was $1,168,983 for the nine months ended September 30, 2024, while net income was $6,563,458 for the nine months ended September 30, 2023. In 2023, net income was mainly derived from reversal of impairment of other investment of $6,882,000 and reversal of write-off notes receivable of $400,000, but no such reversals occurred during the same period in 2024.

Net loss attributable to non-controlling interest

The Company recorded net loss attributable to noncontrolling interest in the consolidated statements of operations for a non-controlling interest (the “NCI”) of a consolidated subsidiary, FWIL, which is principally engaged in trading and leasing of properties in Hong Kong.

The Company had been a 60% shareholder of FWIL since inception.

On April 15, 2024, the Company acquired the remaining 40% shares of FWIL from the NCI by distribution of 40% of FWIL’s real estate properties for consideration of its acquisition and settlement of loan from the NCI (the “Acquisition”).

After the Acquisition, FWIL becomes the wholly owned subsidiary of the Company and no profit or loss attributable to the NCI.

For the nine months ended September 30, 2024 and 2023, we recorded net loss attributable to the NCI of $10,543 and $17,820, respectively. The amount represents the share of net loss attributable to the NCI prior to the Acquisition.

There were no seasonal aspects that had a material effect on the financial condition or the results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2024 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2024.

Contractual Obligations

As of September 30, 2024, one of our subsidiaries, leases one office in Hong Kong under a non-cancellable operating lease, with a term of two years commencing from March 15, 2023, to March 14, 2025.

On September 30, 2024, the future minimum rental payments under this lease in the aggregate are approximately $44,554 and are due as follows: 2024: $24,518 and 2025: $20,036, respectively.

In June 2023, one of our subsidiaries in Malaysia purchased a motor vehicle and the majority amount of the purchase, $18,957 was funded by Maybank Islamic under a finance lease agreement with a term of five years commencing from June 3, 2023 to June 2, 2028. As of September 30, 2024, the future minimum lease payments under this lease in the aggregate are approximately $18,312 and are due as follows: 2024: $1,249; 2025: $4,995, and 2026 and thereafter: $12,068.

Related Party Transactions

For the nine months ended September 30, 2024, and 2023, related party service revenue totaled $347,570 and $1,232,526, respectively.

For the nine months ended September 30, 2024, related party service revenue principally includes service revenue generated from Celmonze Wellness Corporation (“Celmonze”) of $149,030 and REBLOOD Biotech Corp. (“REBLOOD”) of $63,632, representing approximately 61% of related party service revenue and 14% of service revenue for the nine months ended September 30, 2024, respectively.

For the nine months ended September 30, 2023, related party service revenue principally includes service revenue generated from Angkasa-X Holdings Corp. (“Angkasa-X”) of $353,601, catTHIS Holdings Corp. (“catTHIS”) of $324,643, Leader Capital Holdings Corp. (“Leader”) of $255,080 and Simson Wellness Tech. Corp. (“Simson”) of $189,125, in aggregate representing approximately 91% of related party service revenue and 50% of service revenue for the nine months ended September 30, 2023, respectively.

For the nine months ended September 30, 2024 and 2023, cost of service revenue to related party was $4,586 and $23,280, respectively.

For the nine months ended September 30, 2024, related party cost of service revenue includes cost of revenue paid to Falcon Management Limited (“FML”) of $2,555 and Falcon Consulting Limited (“FCL”) of $2,031, respectively. FML is wholly owned by our Chief Financial Officer, Loke Che Chan Gilbert (“Mr. Loke”) and FCL is wholly owned by Mr. Loke’s spouse.

For the nine months ended September 30, 2023, related party cost of service revenue includes cost of revenue paid to SEATech Ventures Corp. (“SEATech”) of $23,280.

For the nine months ended September 30, 2024 and 2023, related party G&A expenses totaled $122,127 and $90,407, respectively.

For the nine months ended September 30, 2024, related party G&A expenses included consulting fees paid to Ms. Yap Pei Ling (“Ms. Yap”), spouse of our Chief Executive Officer, Lee Chong Kuang (“Mr. Lee”) of $11,522, Ms. Yap’s wholly owned company, Bright Interlink Sdn. Bhd. (“BISB”) of $10,426 and Mr. Loke’s company, FCL of $40,293, and management fees paid to Greenpro Global Capital Village Sdn. Bhd. (“GGCVSB”), a Malaysian company jointly owned by Mr. Lee and Mr. Loke of $59,886.

For the nine months ended September 30, 2023, related party G&A expenses include computer and IT expenses of $21,780 paid to First Bullion Holdings Inc. (“FBHI”), management fees paid to GGCVSB of $24,559 and consulting fees paid to Ms. Yap of $32,157 and BISB of $11,911.

For the nine months ended September 30, 2024 and 2023, related party other income was $35,565 and $10,158, respectively.

For the nine months ended September 30, 2024, related party other income includes other income generated from Acorn Finance Limited (“Acorn”) of $8,987, Greenpro Trust Limited (“GTL”) of $26,524, and SEATech Ventures Corp. (“SEATech”) of $54.

For the nine months ended September 30, 2023, related party other income includes other income generated from Acorn of $7,861 and GTL of $2,297.

For the nine months ended September 30, 2024 and 2023, related party interest income was $3,707 and $0, respectively.

For the nine months ended September 30, 2024, related party interest income includes interest income generated from GTL of $720 and GTL’s subsidiary, Greenpro Custodian Service Limited of $2,987.

For the nine months ended September 30, 2024 and 2023, gain on disposal of related party investments was $324,917 and $0, respectively.

Gain on disposal of related party investments includes sale of common stock of Agape ATP Corporation (“Agape”) of $307,597 and MU Global Holding Limited (“MUGH”) of $17,320 for the nine months ended September 30, 2024.

A reversal of impairment of related party investment, Innovest Energy Fund of $0 and $6,882,000 for the nine months ended September 30, 2024 and 2023, respectively.

Amounts due from related parties were $936,761 and $750,860 as of September 30, 2024, and December 31, 2023, respectively. Amounts due to related parties were $64,401 and $389,274 as of September 30, 2024, and December 31, 2023, respectively.

As of September 30, 2024, amounts due from related parties mainly include amounts due from GGCVSB of $758,484, FBHI of $90,000 and GTL of $86,901, while amounts due to related parties mainly include Mr. Loke’s wholly owned company, Falcon Certified Public Accountants Limited (“FCPA”) of $24,743 and Mr. Lee of $20,677, respectively.

As of December 31, 2023, amounts due from related parties mainly include amount due from GGCVSB of $723,889, while amounts due to related parties mainly include amount due to noncontrolling interest of our subsidiary, Forward Win International Limited of $336,636.

Deferred revenue from related parties was $157,500 as of December 31, 2023.

As of December 31, 2023, deferred revenue from related parties includes ATA Global Inc. (“ATA”) of $15,800, REBLOOD of $60,000 and Celmonze of $81,700.

As of September 30, 2024 and December 31, 2023, other investments in related parties were $99,598 and $100,106, respectively.

As of September 30, 2024 and December 31, 2023, related party investments mainly include New Business Media Sdn. Bhd. (“NBMSB”) of $82,000 and GTL of $11,981.

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

Liquidity and Capital Resources

On September 30, 2024, our cash balance was $1,027,513, as compared to $2,223,197 on December 31, 2023, a decrease of $1,195,684. We estimate we still have sufficient cash available to meet our anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2024, Company incurred a net loss of $1,168,983 and net cash used in operations of $1,191,874, and as of September 30, 2024, the Company incurred an accumulated deficit of $37,707,535. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2023 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $1,191,874 and $1,293,574 for the nine months ended September 30, 2024, and 2023, respectively. The net cash used in operating activities in 2024 primarily consisted of an increase in net accounts receivable of $25,282, a decrease in accounts payable and accrued liabilities of $148,330 and net loss of $1,168,983, offset by a decrease in prepaids and other current assets of $190,523. For the nine months ended September 30, 2024, non-cash adjustments totaled $49,658. Noncash income, net was comprised of non-cash income from gain on disposal of investments of $324,917, offset by non-cash expenses from provision for credit losses of $90,243 and depreciation and amortization of $185,016.

The net cash used in operating activities in 2023 primarily consisted of an increase in net accounts receivable of $235,409, a decrease in accounts payable and accrued liabilities of $133,386 and a decrease in deferred revenue of $493,333, a reversal of impairment of other investment of $6,882,000 and a reversal of write-off notes receivable of $400,000, offset by net income of $6,563,458. For the nine months ended September 30, 2023, non-cash adjustments totaled $7,106,692, which was mostly composed of non-cash income from reversal of impairment of other investment of $6,882,000 and reversal of write-off notes receivable of $400,000, respectively.

Investing activities

Net cash provided by investing activities was $333,265 for the nine months ended September 30, 2024, while net cash used in investing activities was $14,710 for the nine months ended September 30, 2023.

Cash provided by investing activities was composed of the proceeds from disposal of other investments of $322,820 and proceeds from real estate held for sale of $15,632, offset by purchase of equipment of $5,095 and purchase of other investment of $92.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2024, and 2023 was $183,533 and $66,763, respectively.

Cash used in financing activities in 2024 was mainly due to advances to related parties of $180,994.

Cybersecurity

Risk management and strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Oversee third-party risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from cybersecurity threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three and nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 1, 2022, MFAI filed a Request for Arbitration with JAMS dispute resolution services, in response to which the Company filed a Statement of Answer, denying the material allegations of the Complaint, which the Company deems to be without merit. The matter is still in the discovery phase, which has been delayed, largely in part due to the unavailability, to date, of MFAI’s corporate representative for his deposition. The parties intend to complete party depositions, however, by the end of February 2025. The Company intends to continue vigorously defending this matter, and the arbitration final hearing has been scheduled for June 10-13, 2025.

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

Greenpro Capital Corp.

Date: November 13, 2024	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

