Form 10-K
period 2024-12-31
Greenpro Capital Corp.
filed 2025-04-09
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of reasonable assumptions under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024 was $4,370,143, based on the last reported sale price of $1.06 per share.

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

As of April 9, 2025, there were 7,575,813 shares, par value $0.0001 of the registrant’s Common Stock issued and outstanding.

Greenpro Capital Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guaranteed to future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this Annual Report and in our other filings with the Securities and Exchange Commission or the SEC.

This Annual Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Annual Report are made as to the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward-looking statements even though our situation may change in the future, and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

GREENPRO GROUP ORGANIZATION CHART

As of December 31, 2024

GREENPRO CAPITAL CORP.
(Incorporated in Nevada, United States)
100%
100%
GREENPRO RESOURCES LIMITED
(Incorporated in BVI)
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
GREENPRO SPARKLE INSURANCE BROKERS LIMITED
綠專耀星保險顧問有限公司
(Incorporated in Hong Kong)
(FORMER NAME: SPARKLE INSURANCE BROKERS LIMITED)
100%
GREENPRO FAMILY OFFICE LIMITED
綠專家族管理服務有限公司
(Incorporated in Hong Kong)
100%
GREENPRO FINANCIAL CONSULTING LIMITED
綠專財務顧問有限公司
(Incorporated in Belize)
100%
FORWARD WIN INTERNATIONAL LIMITED
協旺國際有限公司
(Incorporated in Hong Kong)
100%
GLOBAL BUSINESS HUB LIMITED
(Incorporated in Labuan)

A list of our group, including all subsidiaries with a brief description of respective businesses, is set forth below:

Name (Domicile)	Business

Greenpro Capital Corp. (Nevada, USA)	Provides financial consulting services and corporate services.

Greenpro Resources Limited (British Virgin Islands)	A holding company.

Greenpro Holding Limited (Hong Kong)	A holding company.

Greenpro Resources (HK) Limited (Hong Kong)	Holds intellectual property and currently holds six trademarks and applications thereof.

Greenpro Resources Sdn. Bhd. (Malaysia)	Holds investment in commercial real estate in Malaysia.

Greenpro Management Consultancy Limited (China)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory in China.

Shenzhen Falcon Financial Consulting Limited (China)	Provides Hong Kong company formation advisory services and company secretarial services and financial services. It focuses on China clients.

Greenpro ESG Solutions Sdn. Bhd. (formerly known as Greenpro Global Capital Sdn. Bhd.) (Malaysia)	Provides corporate advisory services such as company review, bank loan advisory and bank products analysis services.

Greenpro New Finance Academy Limited (formerly known as Greenpro Synergy Network Limited) (Hong Kong)	Provides a borderless platform through networking events and programs in Hong Kong.

Greenpro Financial Consulting (Shenzhen) Limited (formerly known as Greenpro Synergy Network (Shenzhen) Limited) (China)	Provides corporate advisory services such as tax planning, cross-border listing solution and financial consulting for clients in China.

Asia UBS Global Limited (Hong Kong)	Provides business advisory services with a focus on Hong Kong company formation advisory and company secretarial services, such as tax planning, bookkeeping and financial review. It focuses on Hong Kong clients.

Asia UBS Global Limited (Belize)	Provides business advisory services with a focus on offshore company formation advisory and company secretarial services, such as tax planning, bookkeeping and financial review. It focuses on Southeast Asia and China clients.

Falcon Corporate Services Limited (Hong Kong)	Provides offshore company formation advisory services and company secretarial services. Clients based in Hong Kong and China.

Falcon Accounting & Secretaries Limited (formerly known as Falcon Secretaries Limited) (Hong Kong)	Provides company formation advisory services and company secretarial services in Hong Kong.

Greenpro Sparkle Insurance Brokers Limited (Hong Kong)	Provides insurance brokerage services with an insurance broker license in Hong Kong.

Greenpro Family Office Limited (Hong Kong)	Provides multi-family office services such as wealth planning and administration, asset protection and performance monitoring, charity services, trusteeship and risk management, investment planning and business support services.

Greenpro Financial Consulting Limited (Belize)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory transaction services.

Greenpro Capital Village Sdn. Bhd. (Malaysia)	Provides business consulting and advisory services in Malaysia.
Green-X Corp. (Malaysia)	A licensed asset platform operator under Labuan Financial Services Authority (LFSA), Malaysia.
Greenpro Venture Capital Limited (Anguilla)	A holding company.

Forward Win International Limited (Hong Kong)	Holds investment in commercial real estate in Hong Kong.

Global Business Hub Limited (Malaysia)	Develops a digital banking business in Malaysia.

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

Incorporation of Greenpro Resources Limited’s wholly owned subsidiaries

Greenpro Resources (HK) Limited, a Hong Kong company

On April 5, 2012, Greenpro Resources (HK) Limited (“GRHK”) was founded and incorporated by our directors, Messrs. Lee and Loke in Hong Kong.

Greenpro Financial Consulting Limited, a Belize company

On July 26, 2012, Greenpro Financial Consulting Limited (formerly known as Weld Asia Financial Consulting Limited) (“GFCL”) was founded and incorporated by our director, Mr. Lee Chong Kuang (“Mr. Lee”), in Belize.

Greenpro Resources Sdn. Bhd., a Malaysia company

On April 25, 2013, Greenpro Resources Sdn. Bhd. (“GRSB”) was founded and incorporated by our director, Mr. Lee, and his spouse, Ms. Yap Pei Ling (“Ms. Yap”), in Malaysia.

Greenpro Holding Limited, a Hong Kong company

On July 22, 2013, Greenpro Holding Limited (“GHL”) was founded and incorporated by GRBVI in Hong Kong.

Greenpro Management Consultancy Limited, a Shenzhen, China company

On August 30, 2013, Greenpro Management Consultancy Limited (“GMCSZ”) was founded and incorporated by GRHK in Shenzhen, China.

Development of Greenpro Resources Limited and its wholly owned subsidiaries through acquisitions

On January 1, 2014, Greenpro Resources Limited (“GRBVI”) acquired 100% of the outstanding shares of GFCL, from our director, Mr. Lee, at a consideration of $1.

On January 22, 2014, GHL acquired 2 shares, representing 100% of the outstanding shares of GRHK from its shareholders, Messrs. Lee and Loke at a total consideration of HK$2 (approximately $0.26). On the same day after this acquisition, GRHK allotted an additional 1,075,000 shares to GHL for HK$1,075,000 (approximately $138,709).

On June 30, 2014, GRHK acquired 100% of the issued and outstanding shares of Greenpro Resources Sdn. Bhd., a Malaysia company (“GRSB”) from our director, Mr. Lee, and his spouse, Ms. Yap, for HK$2,943,298 (approximately $379,780). GRSB is principally engaged in commercial real estate investments in Malaysia.

Incorporation of Greenpro Venture Capital Limited, an Anguilla company

On September 5, 2014, Greenpro Venture Capital Limited (“GVCL”) was founded and incorporated by our directors, Messrs. Lee and Loke in Anguilla.

Incorporation and restructure of VIE, Greenpro New Finance Academy Limited, a Hong Kong company, and its wholly owned subsidiary, Greenpro Financial Consulting (Shenzhen) Limited (formerly known as Greenpro Synergy Network (Shenzhen) Limited), a Shenzhen, China company

On March 2, 2016, Greenpro New Finance Academy Limited (formerly known as Greenpro Synergy Network Limited) (“GNFA”) was incorporated in Hong Kong, as a variable interest entity (the “VIE”), which is required to consolidate with the Company. The principal activity of GNFA is to provide a borderless platform through networking events and programs in Hong Kong. The Company controlled GNFA through a series of contractual arrangements (the “VIE Agreements”) between Greenpro Holding Limited, a subsidiary of the Company (“GHL”), and GNFA. Our directors, Messrs. Lee and Loke, are also the shareholders of GNFA.

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

On July 28, 2017, Greenpro Financial Consulting (Shenzhen) Limited (formerly known as Greenpro Synergy Network (Shenzhen) Limited) (“GFCSZ”), a wholly owned subsidiary of GNFA, was incorporated in Shenzhen, China. GFCSZ was initially engaged in the provision of a borderless platform through networking events and programs in China for our members to seek professional services and business opportunities and to exchange sources of information and research. Currently, GFCSZ principally provides corporate advisory and financial consulting services to clients in China.

On April 20, 2020, after our directors, Messrs. Lee and Loke transferred all shareholdings of GNFA to GHL, the VIE was dissolved and restructured as a subsidiary of the Company.

Incorporation of Green-X Corp., a Labuan, Malaysia company

On December 23, 2021, Green-X Corp. (“Green-X”) was founded and incorporated by our director, Mr. Lee Chong Kuang (“Mr. Lee”) in Labuan, Malaysia and consolidated with our group on June 22, 2022.

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

At the time of the acquisition of GRBVI, Mr. Lee was the Company’s Chief Executive Officer, President and director, and Mr. Loke was the Company’s Chief Financial Officer, Secretary, Treasurer and director. Messrs. Lee and Loke each held a 44.6% interest in the Company. Before the transaction, Mr. Lee was GRBVI’s Chief Executive Officer and director, and Mr. Loke was GRBVI’s Chief Financial Officer and director, and Messrs. Lee and Loke each held a 50% interest in GRBVI. Upon the consummation of the acquisition, Messrs. Lee and Loke received, in aggregate, $25,500 in cash and 907,000 shares of restricted Common Stock of the Company, and the acquisition was accounted for as a transfer among entities under common control.

Acquisition of Greenpro Venture Capital Limited, an Anguilla corporation

On September 30, 2015, the Company acquired all the issued and outstanding securities of Greenpro Venture Capital Limited, an Anguilla corporation (“GVCL”), from its shareholders, Messrs. Lee and Loke, respectively. At the time of the acquisition of GVCL, Mr. Lee was the Company’s Chief Executive Officer, President and director, and Mr. Loke was the Company’s Chief Financial Officer, Secretary, Treasurer and director. Messrs. Lee and Loke each held a 43.02% interest in the Company. At the time of the acquisition of GVCL, Mr. Lee was GVCL’s Chief Executive Officer and director, Mr. Loke was GVCL’s Chief Financial Officer and director, and Messrs. Lee and Loke each held a 50% interest in GVCL. Upon the consummation of the acquisition, Messrs. Lee and Loke received, in aggregate, $6,000 in cash and 1,326,000 shares of restricted Common Stock of the Company, and the acquisition was accounted for as a transfer among entities under common control.

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

Acquisition of Falcon Accounting & Secretaries Limited (formerly known as Falcon Secretaries Limited) and Falcon Corporate Services Limited (formerly known as Ace Corporate Services Limited), Hong Kong companies, and Shenzhen Falcon Financial Consulting Limited, a Shenzhen, China company

On September 30, 2015, we acquired all the issued and outstanding securities of Falcon Secretaries Limited (renamed to Falcon Accounting & Secretaries Limited on February 25, 2020), Ace Corporate Services Limited (renamed to Falcon Corporate Services Limited on August 26, 2016) and Shenzhen Falcon Financial Consulting Limited (these companies collectively known as “F&A”). As consideration thereto, we issued to Ms. Chen Yanhong, a sole shareholder of F&A (“Ms. Chen”), 208,020 shares of our restricted Common Stock, representing an aggregate purchase price of $1,081,704 based on the average closing price of the ten trading days preceding the date of the acquisition agreement on July 31, 2015, of $5.2 per share. The purchase price was determined based on the business value generated by F&A at the time of acquisition. The acquisition was accounted for as a transfer among entities under common control.

Ms. Chen, a director and sole shareholder of F&A, is also a director and legal representative of Greenpro Management Consultancy Limited, one of our subsidiaries in Shenzhen, China.

Acquisition of Greenpro ESG Solutions Sdn. Bhd., (formerly known as Greenpro Global Capital Sdn. Bhd.) a Malaysia company

On May 23, 2016, our wholly owned subsidiary, Greenpro Holding Limited (“GHL”), acquired 400 shares, representing 40% of the outstanding shares of Greenpro Wealthon Sdn. Bhd. (renamed to Greenpro Global Capital Sdn. Bhd. on June 13, 2018, and subsequently renamed Greenpro ESG Solutions Sdn. Bhd. on June 1, 2023) (“GPESG”), from our director, Mr. Lee, for MYR1 (approximately $0.25), and the acquisition was accounted for as a transfer among entities under common control. On June 7, 2016, GPESG issued another 200 shares to GHL at the price of MYR120,000 (approximately $30,000), resulting in GHL owning 60% of GPESG.

On August 30, 2018, the remaining 40% of the outstanding shares of GPESG were transferred to GHL, and currently, GHL holds 100% of GPESG.

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

Acquisition of Greenpro Family Office Limited, a Hong Kong company

On July 21, 2017, our wholly owned subsidiary, GRBVI, acquired 51% of the outstanding shares of Greenpro Family Office Limited (“GFOL”) from our director, Mr. Loke. Mr. Loke was the sole shareholder of GFOL before the acquisition. This acquisition was accounted for as a transfer among entities under common control. On September 21, 2018, the remaining 49% of the shareholdings of GFOL were transferred to GRBVI, and currently, GRBVI holds 100% of GFOL.

Acquisition of Greenpro Sparkle Brokers Limited (formerly known as Sparkle Insurance Brokers Limited), a Hong Kong company

On January 2, 2019, the Company acquired Sparkle Insurance Brokers Limited (renamed Greenpro Sparkle Brokers Limited on April 4, 2019) (“Sparkle”) from Mr. Teh Boo Yim and Ms. Teh Jocelyn Nga Man, the former 100% shareholders of Sparkle for total consideration of $170,322, made up of $129,032 in cash and the issuance of 860 shares of the Company’s Common Stock valued at $41,290. The shares were valued based on the closing price of the Company’s Common Stock of $48 per share at acquisition. The acquisition was accounted for as a transfer among entities under common control. The Company aims to expand its long-term and general insurance services through the acquisition of Sparkle.

Acquisition of Forward Win International Limited, a Hong Kong company

On February 25, 2015, we acquired 60% of the issued and outstanding shares of Forward Win International Limited, a Hong Kong company (“FWIL”) at a consideration of $774. FWIL is principally engaged in commercial real estate investments in Hong Kong.

On April 15, 2024, we acquired the remaining 40% shares of FWIL from the non-controlling interest (the “NCI”) by distribution of 40% of FWIL’s real estate properties for consideration of its acquisition and settlement of loan from the NCI.

Acquisition of Global Business Hub Limited, a Labuan, Malaysia company

On June 6, 2024, we acquired Global Business Hub Limited (“GBHL”) from our Chief Executive Officer and director, Mr. Lee Chong Kuang for a price of $100. We acquired GBHL and aim to develop a digital banking business in Malaysia.

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

On June 22, 2020, our director, Mr. Lee, acquired respective 51% and 49% shareholdings of GCVSB (51,000 shares and 49,000 shares of common stock of GCVSB) from Ms. Tan and QSC at a price of MYR51,000 and MYR49,000, respectively, or MYR1 per share.

In July 2021, the Company acquired all the issued and outstanding shares of common stock of GCVSB from our director, Mr. Lee, at a consideration of MYR167 (approximately $40) and redeemed 347,000 shares out of a total of 504,750 shares of preferred stock from 25 preferred stock shareholders of GCVSB by issuance of 7,953 shares of the Company’s Common Stock valued at $69,191 or $8.7 per share. The total consideration of the acquisition was $69,231. The Company’s reacquisition of GCVSB aimed to expand its business consulting services in Malaysia.

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

Acquisition of an associate company

Acquisition of Greenpro KSP Holding Group Company Limited (formerly known as KSP Holding Group Company Limited), a Thailand company

On July 20, 2018, our wholly owned subsidiary, Greenpro Venture Capital Limited (“GVCL”) entered into a sale and purchase agreement with Mr. Prapakorn Saokliew and Ms. Surapa Jamjang, each holding 45.13% and 45.12% shareholdings of a Thailand company, KSP Holding Group Company Limited (renamed to Greenpro KSP Holding Group Company Limited on August 7, 2018) (“KSP”), respectively. Pursuant to the agreement, GVCL agreed to acquire approximately 49% of the shareholdings of KSP in exchange for $363,930, made up of $75,000 in cash and 3,852 shares of the Company’s Common Stock valued at $288,930. The Company also issued 58 shares of the Company’s Common Stock valued at $75 per share, or a total of $4,335, as a commission that was also capitalized as the cost of investment in KSP. KSP provides accounting, auditing, and consulting services in Thailand. The Company accounted for its investment in KSP under the equity method of accounting.

On December 31, 2018, the Company determined that its investment in KSP was impaired and recorded an impairment of unconsolidated investment of $363,930. We currently hold approximately 48% of the issued and outstanding shares of KSP.

Acquisitions of other investments

	Name (Domicile)	Acquisition Date	Equity Interest	Business
1.	Greenpro Trust Limited	March 30, 2015	8.33%	Provides trusteeship, custodial and fiduciary services.
	(Hong Kong)	April 13, 2016	2.78%
2.	Millennium Fine Art Inc. (Wyoming, USA)	June 29, 2020	4.65%	Invests in art (Millennium Sapphire).
3.	Ata Plus Sdn. Bhd. (Malaysia)	July 8, 2020	4.45%	Provides an online equity crowd funding platform to assist small to medium-sized enterprises (SMEs) to access funding through its platform.
4.	Global Leaders Corporation (Nevada, USA)	August 30, 2020	5.83%	Provides training and consulting services.
5.	First Bullion Holdings Inc.	October 19, 2020	10%	Provides cryptocurrency trading and digital asset exchange services.
	(British Virgin Islands)	February 17, 2021	8%
6.	New Business Media Sdn. Bhd. (Malaysia)	November 1, 2020	18%	Provides a capital market-focused portal to browse business markets or corporate news.
7.	Angkasa-X Holdings Corp. (British Virgin Islands)	February 3, 2021	12.23%	Provides turnkey services, from strategic satellite anchor station solutions to fully deployable, integrated tactical platform solutions.
8.	Jocom Holdings Corp. (Nevada, USA)	June 2, 2021	2.6%	Operates a Malaysia-based m-commerce platform specializing in online grocery shopping via smartphones.
9.	Ata Global Inc. (Nevada, USA)	July 30, 2021	5%	Provides financial technology (FinTech) services.
10.	catTHIS Holdings Corp. (Nevada, USA)	August 27, 2021	1.58%	Provides a digital catalog management platform for users to upload, share and retrieve digital catalogs from any device.
11.	ACT Wealth Academy Inc. (Nevada, USA)	February 21, 2022	9.8%	Provides training, seminars, events and academies in fields related, but not limited to, financial and wealth.
12.	Best2bid Technology Corp. (Nevada, USA)	June 9, 2022	9.17%	Provides an online bidding platform for the art and creative industry stakeholders.
13.	SEATech Ventures Corp. (Nevada, USA)	August 8, 2024	2.8%	Provision of mentoring and incubation services to clients.

1.	Acquisition of Greenpro Trust Limited

On March 30, 2015, our wholly owned subsidiary, Greenpro Resources Limited, a British Virgin Islands company (“GRBVI”), acquired 300,000 shares, representing approximately 8% of the issued and outstanding shares of Greenpro Trust Limited, a Hong Kong company (“GTL”), from its shareholders at a price of HK$300,000 (approximately $38,710) or HK$1 per share. GTL is principally engaged in the provision of trusteeship, custodial and fiduciary services to clients in Hong Kong.

On April 13, 2016, another wholly owned subsidiary of the Company, Asia UBS Global Limited, a Belize company (“AUB”), acquired 100,000 shares, representing approximately 3% of the issued and outstanding shares of GTL for HK$100,000 (approximately $12,903) or HK$1 per share.

The Company indirectly has an aggregate of approximately 11% interest in GTL with an investment value of $51,613. Messrs. Lee and Loke are common directors of GTL and the Company.

On December 31, 2022, the net asset value (“NAV”) of GTL was $107,835 and according to the Company’s 11% interest in GTL’s NAV, our investment was valued at approximately $11,981. Hence, the Company recorded an impairment loss of $39,632 for the year ended December 31, 2022.

Since 2023, no indicator of impairment has occurred and hence, our investment value in GTL remains the same at $11,981 as of December 31, 2024, and 2023, respectively.

2.	Acquisition of Millennium Fine Art Inc.

On June 29, 2020, the Company entered into a purchase and sale agreement with its Wyoming-incorporated subsidiary, Millennium Fine Art Inc. (“MFAI”). Pursuant to the agreement, the Company agreed to sell its 4% ownership interest in a 12.3-kilogram carved natural blue sapphire (the “Millennium Sapphire”) to MFAI and MFAI agreed to acquire the 4% ownership of the Millennium Sapphire from the Company. As consideration thereto, on July 1, 2020, MFAI issued 2,000,000 restricted shares of its Class B common stock to the Company valued at $5,000,000 ($5 per share), in which 1,000,000 shares were retained by the Company and the other 1,000,000 shares were reserved as a dividend to the shareholders of the Company. The Company expects to distribute these 1,000,000 shares to its shareholders later. A gain on disposal of $1,000,000 was recorded at the Company level but was eliminated upon consolidation.

On July 1, 2020, MFAI issued 19,200,000 restricted shares of its Class A common stock to a majority owner of the Millennium Sapphire, Mr. Daniel McKinney, valued at $96,000,000 ($5 per share) to acquire the remaining 96% interest in the Millennium Sapphire. MFAI is an investment company and has a 100% interest in the Millennium Sapphire.

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

The other 1,000,000 shares were reserved as a dividend to the shareholders of the Company and as of the date of this report, the dividend has not been distributed.

For the year ended December 31, 2023, the Company made a full impairment of $4,000,000 for the investment in MFAI due to continuing losses incurred by MFAI and uncertainty of the existence of the Millennium Sapphire. As a result, our investment in MFAI was recorded with a nil value as of December 31, 2023.

As of December 31, 2024, our investment in MFAI remains with a nil value.

3.	Acquisition of Ata Plus Sdn. Bhd.

On July 8, 2020, GVCL entered into an acquisition agreement with all eight shareholders of Ata Plus Sdn. Bhd., a company incorporated in Malaysia and a Recognized Market Operator (RMO) by the Securities Commission of Malaysia (“APSB”). Pursuant to the agreement, GVCL agreed to acquire 15% of the issued and outstanding shares of APSB for a purchase price of $749,992. The purchase price was paid by the Company issuing to the shareholders approximately 45,731 shares of the Company’s restricted Common Stock, which was based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement, $16.4 per share, on November 18, 2020.

On December 31, 2022, the fair value of APSB was appraised by an independent appraiser, Ravia Global Appraisal Advisory Limited (the “Appraiser”) and according to our 15% interest in APSB, our investment was valued at approximately $736,000. Hence, the Company recorded an impairment loss of $13,992 for the year ended December 31, 2022.

For the year ended December 31, 2023, the Company made a further impairment of $736,000 for investment in APSB due to APSB’s continuing losses, and the Company’s shareholdings in APSB were diluted from 15% to approximately 4% at the end of 2023. As a result, our investment in APSB was fully impaired with a nil value as of December 31, 2023.

As of December 31, 2024, our investment in APSB remains the same with a nil value.

4.	Acquisition of Global Leaders Corporation

On August 30, 2020, GVCL entered into a subscription agreement with Global Leaders Corporation, a Nevada corporation (“GLC”), to acquire 9,000,000 shares of common stock of GLC at a price of $900 or $0.0001 per share, representing approximately 6% of the total issued and outstanding shares of GLC. GLC’s principal activities are to provide training and consulting services to corporate clients in Hong Kong and China.

Upon acquisition, GVCL recognized the investment in GLC at a historical cost of $900 under other investments.

For the year ended December 31, 2024, the Company made a full impairment of $900 for the investment in GLC due to its continuous losses and stockholders’ deficit. As a result, our investment in GLC was fully impaired with a nil value as of December 31, 2024.

5.	Acquisition of First Bullion Holdings, Inc.

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

Pursuant to the agreement, Mr. Tang and FBHI also granted GVCL an option for 180 days following the date of the agreement to purchase an additional 8% of the issued and outstanding shares of FBHI, at an agreed valuation of FBHI equal to $20,000,000. In consideration of the acquisition of the option, GVCL agreed to issue 25,000 shares of the Company’s restricted Common Stock to Mr. Tang, which shall constitute partial payment for the option should GVCL elect to exercise the option.

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

On February 26, 2021, the Company issued an additional 34,259 shares of its restricted Common Stock to two designees of Mr. Tang at $27 per share (valued at approximately $925,000). Therefore, GVCL, in aggregate, holds 360,000 ordinary shares of FBHI, representing 18% of the total issued and outstanding shares of FBHI. The investment was recognized at a historical cost of $2,289,500 under other investments.

On December 31, 2022, the fair value of FBHI was appraised by the Appraiser and according to our 18% interest in FBHI, our investment was valued at approximately $246,000. The depreciation of FHBI’s fair value was mainly due to a significant decrease in its revenue. Hence, the Company recorded an impairment loss of $2,043,500 for the year ended December 31, 2022.

For the year ended December 31, 2023, the Company made a further impairment of $246,000 for the investment in FBHI due to FBHI’s dormant status. As a result, our investment in FBHI was fully impaired with a nil value as of December 31, 2023.

As of December 31, 2024, our investment in FBHI remains the same with a nil value.

6.	Acquisition of New Business Media Sdn. Bhd.

On November 1, 2020, GVCL entered into an acquisition agreement with Ms. Lee Yuet Lye and Mr. Chia Min Kiat, shareholders of New Business Media Sdn. Bhd (“NBMSB”). NBMSB is a Malaysian company involved in operating a Chinese media portal that provides digital news services focusing on Asian capital markets. NBMSB is also one of the biggest Chinese-language digital business news networks in Malaysia and has readers from across Southeast Asia.

Pursuant to the agreement, both Ms. Lee and Mr. Chia have agreed to sell to GVCL an 18% equity stake in NBMSB in consideration of a new issuance of 25,759 shares of the Company’s restricted Common Stock, valued at $411,120 or $15.96 per share. The consideration was derived from an agreed valuation of NBMSB of $2,284,000, based on its assets including customers, fixed assets, cash and cash equivalents, and liabilities as of November 1, 2020. Therefore, GVCL recognized the investment in NBMSB at a historical cost of $411,120 under other investments.

On December 31, 2022, the fair value of NBMSB was appraised by an independent appraiser, the Appraiser and according to our 18% interest in NBMSB, our investment was valued at approximately $82,000. The depreciation of NBMSB’s fair value was mainly due to its significant drop in revenue. Hence, the Company recorded an impairment loss of $329,120 for the year ended December 31, 2022.

During 2023, no indicator of impairment occurred and hence, our investment value in NBMSB remained the same at $82,000 as of December 31, 2023.

For the year ended December 31, 2024, the Company made a full impairment of $82,000 for the investment in NBMSB due to NBMSB’s failure to provide updated financial statements for evaluation. As a result, our investment in NBMSB was fully impaired with a nil value as of December 31, 2024.

7.	Acquisition of Angkasa-X Holdings Corp.

On February 3, 2021, GVCL entered into a subscription agreement with Angkasa-X Holdings Corp., a British Virgin Islands corporation, which principally provides turnkey services, from strategic satellite anchor station solutions, including construction and facility design, and antenna integration to fully deployable, integrated tactical platform solutions (“Angkasa-X”). Pursuant to the agreement, GVCL acquired 28,000,000 ordinary shares of Angkasa-X at a price of $2,800 or $0.0001 per share.

Upon acquisition, GVCL recorded the investment in Angkasa-X at a historical cost of $2,800 under other investments.

For the year ended December 31, 2024, the Company made a full impairment of $2,800 for the investment in Angkasa-X due to its continuous losses and stockholders’ deficit. As a result, our investment in Angkasa-X was fully impaired with a nil value as of December 31, 2024.

8.	Acquisition of Jocom Holdings Corp.

On June 2, 2021, GVCL entered into a subscription agreement with Jocom Holdings Corp., a Nevada corporation, which operates a Malaysia-based m-commerce platform specializing in online grocery shopping via smartphones (“Jocom”). Pursuant to the agreement, GVCL acquired 1,500,000 shares of common stock of Jocom at a price of $150 or $0.0001 per share.

Upon acquisition, the Company recorded the investment in Jocom at a historical cost of $150 under other investments.

For the year ended December 31, 2024, the Company made a full impairment of $150 for the investment in Jocom due to its continuous losses and stockholders’ deficit. As a result, our investment in Jocom was fully impaired with a nil value as of December 31, 2024.

9.	Acquisition of Ata Global Inc.

On July 30, 2021, GVCL entered into a subscription agreement with Ata Global Inc., a Nevada corporation, principally in the provision of financial technology (“FinTech”) services (“Ata Global”). Pursuant to the agreement, GVCL acquired 2,250,000 shares of common stock of Ata Global at a price of $225 or $0.0001 per share.

Upon acquisition, the Company recorded the investment in Ata Global at a historical cost of $225 under other investments.

For the year ended December 31, 2024, the Company made a full impairment of $225 for the investment in Ata Global due to its failure to provide updated financial statements for evaluation. As a result, our investment in Ata Global was fully impaired with a nil value as of December 31, 2024.

10.	Acquisition of catTHIS Holdings Corp.

On August 27, 2021, GVCL entered into a subscription agreement with catTHIS Holdings Corp., a Nevada corporation, which provides a digital catalog management platform for users to upload, share and retrieve digital catalogs from any device (“catTHIS”). Pursuant to the agreement, GVCL acquired 2,000,000 shares of common stock of catTHIS at a price of $200 or $0.0001 per share.

Upon acquisition, the Company recorded the investment in catTHIS at a historical cost of $200 under other investments.

For the year ended December 31, 2024, the Company made a full impairment of $200 for the investment in catTHIS due to its continuous loss and stockholders’ deficit. As a result, our investment in catTHIS was fully impaired with a nil value as of December 31, 2024.

11.	Acquisition of ACT Wealth Academy Inc.

On February 21, 2022, GVCL entered into a subscription agreement with ACT Wealth Academy Inc., a Nevada corporation, which provides training, seminars, and events in the academic fields (“ACT Wealth”). Pursuant to the agreement, GVCL acquired 6,000,000 shares of common stock of ACT Wealth at a price of $600 or $0.0001 per share.

Upon acquisition, the Company recorded the investment in ACT Wealth at a historical cost of $600 under other investments.

For the year ended December 31, 2024, the Company made a full impairment of $600 for the investment in ACT Wealth due to its failure to provide updated financial statements for evaluation. As a result, our investment in ACT Wealth was fully impaired with a nil value as of December 31, 2024.

12.	Acquisition of Best2bid Technology Corp.

On June 9, 2022, GVCL entered into a subscription agreement with Best2bid Technology Corp., a Nevada corporation, which provides an online bidding cum e-commerce platform enabling participants to auction or sell their merchandise to bidders (“Best2bid”). Pursuant to the agreement, GVCL acquired 5,500,000 shares of common stock of Best2bid at a price of $550 or $0.0001 per share.

Upon acquisition, the Company recorded the investment in Best2Bid at a historical cost of $550 under other investments.

For the year ended December 31, 2024, the Company made a full impairment of $550 for the investment in Best2bid due to its failure to provide updated financial statements for evaluation. As a result, our investment in Best2bid was fully impaired with a nil value as of December 31, 2024.

13.	Acquisition of SEATech Ventures Corp.

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

In addition to the acquisition in August 2024, together with the remaining 2,279,813 SEATech shares which were acquired and impaired during 2018, GVCL in aggregate holds 3,203,357 shares of common stock of SEATech as of December 31, 2024.

As of December 31, 2024, the Company recorded the investment in SEATech at a historical cost of $92 under other investments.

Acquisition and disposal or termination of other investments

1.	Acquisition and disposal of Agape ATP Corporation

On April 14, 2017, our wholly owned subsidiary, Greenpro Venture Capital Limited (“GVCL”), acquired 17,500,000 shares of common stock of Agape ATP Corporation, a Nevada corporation (“Agape”), par value of $0.0001 per share, for $1,750. Agape is principally engaged in the provision of health and wellness products and advisory services to clients in Malaysia. As of December 31, 2021, GVCL holds approximately 5% of the total outstanding shares of Agape and recognized the investment at a historical cost of $1,750 under other investments.

On January 21, 2022, GVCL entered into a forfeiture agreement with Agape. Pursuant to the agreement, GVCL agreed to transfer 16,500,000 shares out of its total invested 17,500,000 shares of common stock from Agape to Agape for nil consideration. As a result, GVCL holds approximately 1% of the total outstanding shares of Agape and recognized a loss on forfeiture of other investment of $1,650.

Since October 10, 2023, Agape’s common stock has been uplisted from OTC to The Nasdaq Stock Market LLC (“NASDAQ”).

On December 31, 2023, GVCL owned 1,000,000 shares of common stock of Agape and recognized our investment in Agape under a historical cost of $100 or $0.0001 per share.

On February 16, 2024, GVCL sold 200,000 shares of Agape’s common stock through a broker at a price of $180,000. As a result, GVC recognized a gain on disposal of other investment of $179,980.

On August 15, 2024, Agape filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a 1-for-20 reverse stock split of the shares of Agape’s common stock, par value $0.0001 per share on August 30, 2024. As a result of the reverse stock split, our 800,000 shares of Agape’s common stock were reduced to 40,000 shares, and the investment cost was retained at $80.

On August 30, 2024, GVCL sold all remaining 40,000 Agape shares through a broker at a price of $127,697. As a result, GVCL recognized a gain on disposal of other investment of $127,617.

2.	Acquisition and disposal of Celmonze Wellness Corporation.

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

Upon acquisition, the Company recorded the investment in Celmonze at a historical cost of $500 under other investments.

On January 17, 2024, GVCL entered a repurchase agreement with Celmonze. Pursuant to the agreement, GVCL agreed to sell back all our 5,000,000 owned Celmonze shares to Celmonze for $500. We received cash of $500 from Celmonze in exchange for our return of Celmonze shares.

3.	Acquisition and disposal of MU Global Holding Limited

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

4.	Acquisition and termination of REBLOOD Biotech Corp.

On April 1, 2022, GVCL entered into a subscription agreement with REBLOOD Biotech Corp., a Nevada corporation, which is principally in the provision of health management and biotechnology services (“REBLOOD”). Pursuant to the agreement, GVCL acquired 1,000,000 shares of common stock of REBLOOD at a price of $100 or $0.0001 per share.

On December 20, 2024, REBLOOD’s sole director resolved to dissolve REBLOOD in Nevada, and filed a special resolution for dissolution with the Nevada Secretary of State effective December 31, 2024.

As a result of the dissolution, all REBLOOD shares are annulled, GVCL’s investment is terminated with a nil value. On December 31, 2024, GVCL recognized a loss on termination of investment of $100.

Business Overview

During 2024, through Green-X Corp. (“Green-X”), one of our subsidiaries in Labuan, we expanded our blockchain initiative in Indonesia by conducting training programs in collaboration with institutions like Dubai Blockchain Center. We also signed a strategic agreement with Pondok Pesantren Darul Fiqhi to promote blockchain technology through Islamic boarding schools. Additionally, we plan to implement a Brunei Darussalam, Indonesia, Malaysia and the Philippines East ASEAN Growth Area (BIMP-EAGA) digital wallet in Indonesia, that facilitates and enables us to raise funds through digital means by issuing or offering Shariah-compliant securities token (RAMZ) in Labuan International Business and Financial Centre (Labuan IBFC).

Green-X is a platform operator licensed under the Labuan Financial Services and Securities Act 2010 (LFSSA) whereby security token issuers (“Issuers”) offer their security tokens for subscription and trading by investors (“Investors”) through Green-X digital asset exchange (“Green-X DAX”) platform. ISRA International Consulting Sdn. Bhd. (“ISRA Consulting/Shariah Adviser of the platform”) is responsible for advising on and ensuring end-to-end Shariah compliance for the Green-X DAX platform’s operations.

Key Highlights of Green-X DAX and Shariah Compliance

●	The platform adopts the contract of Ijarah, which shall be subject to all rules and requirements relating thereto.

●	Ijarah is a contract that involves the hiring of services from an entity for a specified period, in exchange for a fee (ujrah). This contract enables Green-X, as a platform provider, to offer its services, including but not limited to the facilitation of security token trading, benefits, and platform access to counterparties, such as Listing Sponsors, Issuers and Investors, in exchange for a fee.

●	Digital assets:

i.	The digital assets consist of cryptocurrencies, stablecoins and security tokens.

ii.	Cryptocurrencies (digital currencies) are recognized as assets (mal) from the Shariah perspective.

iii.	Cryptocurrencies that are based on technology without any underlying assets are categorized as goods (`urudh) and not subject to the principle of currency exchange (bay` al-sarf).

iv.	Stablecoins are a type of cryptocurrency whereby their values are pegged and/or backed to another currency or commodity.

v.	In the event that the stablecoins’ values are:

a)	pegged and backed by ribawi items comprising gold, silver and currency, such as Tether, which is pegged and backed to USD, it is categorized as a currency from the Shariah perspective and subject to the principle of currency exchange, which is the same value of the same type and on a spot basis.

b)	pegged and/or backed by non-ribawi items, such as crude oil, it is categorized as goods and not subject to the principle of currency exchange.

vi.	The security tokens can be categorized into two categories:

a)	asset-backed tokens - represent the digitalization of valuable assets into fractional digital certificates, indicating ownership rights over the asset.

b)	equity-based tokens - represent direct ownership or shares in a company, which may include rights to dividends, voting, and other benefits.

The former a) is considered an asset, while the latter b) represents equity.

vii.	For transactions on the platform, the usage of digital assets shall be limited to those that have been approved by the Shariah Adviser of the platform.

●	Green-X e-wallet:

i.	An individual or entity wishing to trade on the platform must deposit their digital assets into the Green-X e-wallet. These assets will be used as payment for the subscription to security tokens.

ii.	The Green-X e-wallet operates on the principle of Wadi’ah, a custodianship based on trust. The custodian is responsible for the safekeeping of the assets and must return them at the depositor’s request.

iii.	As this is a trust-based arrangement, the custodian is not permitted to utilize the assets or derive any profits from them. The custodian is also not liable for any loss or damage to the assets unless it results from misconduct, negligence, or a breach of specified terms.

iv.	The custodian shall not transfer the assets to a third party without the depositor’s consent. If such a transfer occurs without consent, the custodian will be fully responsible for any loss or damage to the assets.

v.	For the Green-X e-wallet, a certain percentage of the stored digital assets will be transferred to a Cold Wallet provided by BitGo. A Cold Wallet is a secure, offline storage solution designed to protect assets from theft, hacks, and similar risks.

vi.	The Cold Wallet provided by BitGo also operates under the concept of Wadi’ah, wherein the custodian is responsible for the safekeeping of the assets and must return them upon the depositor’s request.

●	STO issuance:

i.	The STO issuance on the platform shall adhere to the Shariah Tokenization Guidelines.

ii.	The subscription of STO adopts a sale and purchase (al-bay’) contract, incorporating the hamish jiddiyyah.

iii.	Hamish jiddiyyah refers to a security deposit taken at the promise stage and held as collateral until the execution of the contract. Upon execution of the contract, hamish jiddiyyah is either refunded to the buyer or adjusted against the payable amount.

●	Smart contract:

i.	A program stored on a blockchain, representing a digital version of traditional contracts made between any parties, but without the need to have independent third-party verification. The verification and validation tasks are handled instead by the Ethereum platform itself. In other words, smart contracts are capable of self-execution and self-validation.

ii.	Works in the form of “If…then…” statements whereby a network of computers executes specific actions when predetermined conditions have been met and verified.

iii.	Smart contracts are allowable from a Shariah perspective when all the necessary Shariah requirements are fully complied with as approved by the Shariah Adviser of the platform.

●	Late payment charges:

i.	Late payment charges which consist of compensation (ta’widh) at actual loss incurred on overdue fees may be charged by Green-X.

ii.	The amount of ta’widh is allowed to be recognized as income.

iii.	Rate of ta’widh which may be imposed shall not be more than 1% per annum on the outstanding amount and shall not be compounded.

●	Shariah-compliant purpose:

i.	The purpose of utilization of the raised funds shall be compliant with the Shariah principle.

ii.	In the event that the project involves investing in business activities which consist of both Shariah-compliant and Shariah Non-Compliant (“SNC”) activities (collectively referred to as “Mixed Activities”), the SNC activities must not exceed the designated benchmarks.

●	Below are the parties on the Green-X DAX platform:

Green-X: A platform operator, licensed under the LFSSA. Green-X operates a Shariah-compliant platform that facilitates the listing of the Issuer’s security tokens, subscription for security tokens by the Investor and trading of security tokens.

Issuer: A company that issues Shariah-compliant security tokens through the Green-X DAX platform and intends to raise funds for Shariah-compliant purposes.

Investor: Individual or entity that has successfully registered as a Green-X e-wallet user on the Green-X DAX platform and subscribes to security tokens through payment of consideration in the form of digital assets on the Green-X DAX platform.

DAX Listing Sponsor: The adviser who is authorized to undertake both Initial Listing Activities and Post Listing Activities including but not limited to performing due diligence on the Issuer’s assets and business, preparing the Pre-Consultation Presentation and drafting the STO Business Memorandum.

Shariah Adviser of the Platform: Herein referred to ISRA Consulting, provides guidelines to the Green-X DAX platform and ensures operations of the platform are compliant with Shariah rules and principles.

Shariah Adviser of the Issuer: Shariah Adviser appointed by the Issuer to ensure that the Issuer’s assets and purpose of utilization for security token issuance are operated and managed in compliance with Shariah rules and principles.

●	Structure and mechanism of STO issuance on the Green-X DAX platform:

Issuer
2. Issues tokens
3. Disburses sale payment
4. Disburses income (if any)
GREENX
DIGITAL ASSETS EXCHANGE
5
Investor (B)
Investor (C)
Investor (D)
1. Allocates digital assets
3. Transfer tokens ownership
4
5. Trades tokens
Investor (A)

1.	Investor (A) applies for an STO by allocating digital assets, such as Tether (USDT), as security deposits via its e-wallet on the platform. The allocated digital assets will be held by Green-X as security deposits until the required fundraising threshold for the security tokens is achieved.

2.	Upon reaching the specified fundraising threshold, the Issuer issues the security tokens, which are stored on the platform until the listing date.

3.	On the listing date of the security tokens on the platform, the security deposits are disbursed to the Issuer via its e-wallet as the sale payment. Upon the conclusion of the sale and purchase transaction, the ownership of the security tokens is transferred to Investor (A).

4.	Income (if any) is disbursed by the Issuer to Investor (A) via the platform.

5.	Investor (A) may execute the trading of its security tokens to other Investors (Investor B, C and D) via the platform.

On June 15, 2024, Green-X entered into a sale and purchase agreement with a founder of a Delaware company, Dignity Corp. (referred as “Seller”) and subsequently on December 12, 2024, entered into a supplementary agreement with the Seller (collectively, the “SPA”). Pursuant to the SPA, in consideration of the total token of four million (4,000,000) in our digital assets, GX Token, paid and / or exchange by Green-X, and in consideration of the total token five million (5,000,000) in Dignity Token, an asset-backed crypto security token (“DiGau”), The Seller grants to Green-X an option whereby Green-X may at the end of sixty (60) months of period, with consent from both parties require the Seller to exchange back whichever balance of GX Token back to Green-X and vice versa (the “Option”).

DiGau was initially traded on the Green-X digital asset exchange (“Green-X DAX”) platform on April 10, 2024, with a closing price of $2.3204 per token. On December 31, 2024, DiGau was traded on the Green-X DAX platform with a closing price of $3.9006 per token.

Based on the pricing data from CoinGecko, a cryptocurrency data aggregator, DiGau’s closing price on December 31, 2024, was $6.02 per token.

In reference to a valuation report issued by an independent appraiser, as of July 1, 2024, DiGau was valued in the range of $9.70 to $10.93 per token on a marketable basis and valued in the range of $9.51 to $10.71 per token on a non-marketable basis, respectively.

Despite the token exchange, DiGau was not recognized in our consolidated balance sheet as of December 31, 2024, as the transaction did not meet the criteria for asset recognition. As of the date of this report, the Company has yet determined the value of DiGau due to a lack of observable market transactions and price information. As a result, the transaction was not disclosed in our consolidated financial statements for the year ended December 31, 2024.

The Company does not expect that the exclusion of the transaction will have a significant effect on its consolidated financial statements as of December 31, 2024.

As our core business, we operate and provide a wide range of business solution services to small and medium-sized businesses located in Southeast Asia and East Asia, with an initial focus on Hong Kong, China and Malaysia, and subsequently in Thailand and Taiwan. Our comprehensive range of services includes cross-border business solutions, record management services, and accounting outsourcing services. Our cross-border business services include, among other services, tax planning, trust and wealth management, cross-border listing advisory services and transaction services. As part of the cross-border business solutions, we have developed a package solution of services (“Package Solution”) that can reduce business costs and enhance revenues.

We also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. Our venture capital business is focused on (1) establishing a business incubator for start-up and high-growth companies to support such companies during critical growth periods, which includes education and support services, and (2) searching for investment opportunities in selected start-up and high-growth companies, which we expect can generate significant returns to the Company. We expect to target companies located in Asia including Hong Kong, Malaysia, China, Thailand and Singapore. We anticipate our venture capital business will also engage in the purchase or lease of commercial properties in the same Asian region.

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

Cross-Border Business Solutions

We provide a full range of cross-border services to small to medium-sized enterprises (SMEs) to assist them in conducting their business effectively. Our “Cross-Border Business Solutions” includes the following services:

●	Advising clients on company formation in Hong Kong, the United States, the British Virgin Islands, and other overseas jurisdictions;

●	Assisting companies to set up bank accounts with banks in Hong Kong to facilitate clients’ banking operations;

●	Providing bank loan referral services;

●	Providing company secretarial services;

●	Assisting companies in applying for business registration certificates with the Inland Revenue Department of Hong Kong;

●	Providing corporate finance consulting services;

●	Providing due diligence investigations and valuations of companies;

●	Advising clients regarding debt and company restructurings;

●	Providing liquidation, insolvency, bankruptcy and individual voluntary arrangement advice and assistance;

●	Designing a marketing strategy and promoting the company’s business, products, and services;

●	Providing financial and liquidity analysis;

●	Assisting in setting up cloud invoicing systems for clients;

●	Assisting in liaising with investors for the purpose of raising capital;

●	Assisting in setting up cloud inventory systems to assist clients in recording, maintaining and controlling their inventories and tracking their inventory levels;

●	Assisting in setting up cloud accounting systems to enable clients to keep track of their financial performance;

●	Assisting clients in payroll matters operated in our cloud payroll system;

●	Assisting clients in tax planning, preparing the tax computation, and making tax filings with the Inland Revenue Department of Hong Kong;

●	Providing cross-border listing advisory services, including but not limited to, United States, United Kingdom, Hong Kong, and Australia;

●	Providing international tax planning in China;

●	Advising on trust and wealth management;

●	Providing an online equity crowdfunding platform to assist small to medium-sized enterprises (SMEs) to access funding through its platform;

●	Providing cryptocurrency trading and digital asset exchange services;

●	Providing a capital market-focused portal to browse business markets or corporate news;

●	Providing big data and focusing on artificial intelligence (AI) providing financial services;

●	Providing financial technology (FinTech) services; and

●	Transaction services.

There is a growing market in Asia for companies who are seeking to go public and become listed on a recognized exchange in a foreign jurisdiction. We see tremendous opportunity to the extent that this trend continues worldwide. With respect to cross-border listing advisory services, we assist private companies in their desire to list and trade on public exchanges, including the NASDAQ and OTC Markets in the U.S.. The Jumpstart Our Business Startups Act, or JOBS Act, signed in 2012, eases the initial public offering (“IPO”) process for “emerging growth companies” and reduces their regulatory burden, (2) improves the ability of these companies to access capital through private offerings and small public offerings without SEC registration, and (3) allows private companies with a substantial shareholder base to delay becoming a public reporting company.

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

The way the OTC markets are structured provides companies the ability to “uplist” in the marketplace as they provide better transparency. These OTC markets include:

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

Accounting Outsourcing Services

We intend to develop relationships with professional firms from Hong Kong, Malaysia, China, and Thailand that can provide company secretarial, business centers and virtual offices, bookkeeping, tax compliance and planning, payroll management, business valuation, and wealth management services to our clients. We intend to include local accounting firms within this network to provide general accounting, financial evaluation, and advisory services to our clients. Our expectation is that firms within our professional network will refer their international clients to us who may need our bookkeeping, payroll, company secretarial and tax compliance services. We believe that this accounting outsourcing service arrangement will be beneficial to our clients by providing a convenient, one-stop firm for their local and international business and financial compliance and governance needs.

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

Our Venture Capital Business Segment

Venture Capital Investment

As a result of our acquisition of Greenpro Venture Capital Limited (“GVCL”) in 2015, we entered a venture capital business in Hong Kong with a focus on companies located in Southeast Asia and East Asia, including Hong Kong, Malaysia, China, Thailand, and Singapore. Our venture capital business is focused on (1) establishing a business incubator for start-ups and high-growth companies to support such companies during critical growth periods and (2) investment opportunities in select start-ups and high-growth companies.

We believe that a company’s life cycle can be divided into five stages, including the seed stage, start-up stage, expansion stage, mature stage and decline stage. We anticipate that most of a company’s funding needs will occur during these first three stages.

●	Seed stage: Financing is needed for assets, and research and development of an initial business concept. The company usually has relatively low costs in developing the business idea. The ownership model is considered and implemented.

●	Start-up stage: Financing is needed for product development and initial marketing. Firms in this phase may be in the process of setting up a business or they might have been operating the business for a short period of time but may not have sold their products commercially. In this phase, costs are increasing due to product development, market research and the need to recruit personnel. Low levels of revenue are starting to be generated.

●	Expansion stage: Financing is needed for growth and expansion. Capital may be used to finance increased production capacity, product, or marketing development or to hire additional personnel. In the early expansion phase, sales and production increase but there is not yet any profit. In the later expansion stage, the business typically needs extra capital in addition to organically generated profit, for further development, marketing, or product development.

We intend for our business incubators to provide valuable support to young, emerging growth and potential high-growth companies at critical junctures of their development. For example, our incubators will offer office space at a below-market rental rate. We will also provide our expertise, business contacts, introductions, and other resources to assist their development and growth. Depending on each individual circumstance, we may also take an active advisory role in our venture capital companies including board representation, strategic marketing, corporate governance, and capital structuring. We believe that there will be potential investment opportunities for us in these start-up companies.

Our business processes for our investment strategy in select start-up and high-growth companies are as follows:

●	Step 1. Generating Deal Flow: We expect to actively search for entrepreneurial firms and to generate deal flow through our business incubator and the personal contacts of our executive team. We also anticipate that entrepreneurs will approach us for financing.

●	Step 2. Investment Decision: We will evaluate, examine, and engage in the diligence of a prospective portfolio company, including but not limited to product/service viability, market potential and integrity as well as the capability of the management. After that, both parties arrive at an agreed value for the deal. Following that is a process of negotiation which, if successful, ends with capital transformation and restructuring.

●	Step 3. Business Development and Value Adding: In addition to capital contribution, we expect to provide expertise, knowledge, and relevant business contacts to the company.

●	Step 4. Exit: There are several ways to exit an investment in a company. Common exits are:

○	Initial Public Offering (IPO): The company’s shares are offered in a public sale on an established securities market.

○	Trade sale (Acquisition): The entire company is sold to another company.

○	Secondary sale: The company’s firm sells only part of its shares.

○	Buyback or management buyout (MBO): Either the entrepreneur or the management of the company buys back the company’s shares in the firm.

○	Reconstruction, liquidation, or bankruptcy: If the project fails, the company will restructure or close its operations.

Our objective is to achieve a superior rate of return through the eventual and timely disposal of investments. We expect to look for businesses that meet the following criteria:

●	high-growth prospects

●	ambitious teams

●	viability of product or service

●	experienced management

●	ability to convert plans into reality

●	justification of venture capital investment and investment criteria

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

Sales and Marketing

We plan to deploy three strategies to market the Greenpro brand: leadership, market segmentation and sales management process development.

●	Building Brand Image: Greenpro’s marketing efforts will focus on building the image of our extensive expertise and knowledge of our professionals. We intend to conduct a marketing campaign through media visibility, seminars, webinars, and the creation of a wide variety of white papers, newsletters, books, and other information.

●	Market Segmentation: We plan to devote marketing resources to highly measurable and high return-on-investment tactics that specifically target those industries and areas where Greenpro has particularly deep experience and capabilities. These efforts typically involve local, regional, or national trade show and event sponsorships, targeted direct mail, email, and telemarketing campaigns, and practice and industry-specific micro-sites and newsletters in the Asian region.

●	Social Media: We plan to begin a social media campaign utilizing blogs, such as X (formerly Twitter), Facebook, and LinkedIn, after we secure sufficient financing. A targeted campaign will be made to the following groups of clients: law firms, auditing firms, consulting firms and small to medium-sized enterprises (“SMEs”) in different industries, including biotechnology, intellectual property, information technologies and real estate.

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

Our post-event information will be sent to news and media platforms as part of our publicity effort to increase public awareness about our events and developments and to encourage more participants to join our upcoming events. We will also share our analysis of various industries and industry trends with the media network providers for free. We believe that this strategy will strengthen the relationship between Greenpro and the media network providers.

3.	Social Media

To generate more leads and subscribers, two to four articles related to wealth management will be shared in our official WeChat account. These articles are tools we use to share content online, through social media platforms such as WeChat, Jinri Toutiao and Facebook, which increases our online presence.

4.	Online Search Engine Optimization

Online Search Engine Optimization (“SEO”) will be used as a supporting strategy to enhance our online presence campaign. We will seek an SEO expert team in China and Malaysia to assist in the promotion of the campaign by using an advertising and keyword tagging strategy to drive traffic to our social media accounts and our company website. The major search engines are Baidu and Google as these are the common search engines worldwide.

Interaction and Conversion

1.	Seminars and Conferences

Seminars and conferences will be held once a month to deliver and educate the attendees on wealth management. We target between 80 and 100 attendees each time. We intend to invite professionals and strategic partners to share their ideas, resources and know-how in the seminars and conferences. The seminars and conferences will focus on our three core wealth management principles, namely “Wealth Creation, Wealth Protection and Wealth Succession”.

2.	Private Events by Invitation

Private and exclusive events are planned to be held quarterly with a target of between 30 and 40 attendees. These events are exclusive and by-invitation only, at which we will share insights into our services and explain to attendees how they can proceed with wealth management planning.

3.	Small Group Meet Ups and Networking

Small Group Meet Ups will be held twice a month targeting the public with an estimated five to ten attendees per session. The objective of these sessions is to encourage idea exchanges, to provide a platform for networking and potentially future collaboration opportunities, and to foster better understanding between the participants and us, as well as among themselves.

Market Opportunities

We believe the main drivers for the growth of our business are the products and services together with the resources such as an office network, professional staff members and operational tools to make the advisory and consulting business more competitive.

We intend to assist our clients in the preparation of their financial statements cost-effectively and provide security for such financial information since the data will be stored in a cloud system. We anticipate a market with growing needs in Asia. We believe that there is currently an increasing need for enterprises in different industries to maximize their performance with cost-effective methods. We believe our services will create numerous competitive advantages for our clients. We believe that with us handling administrative and logistic support, our clients can focus on developing their businesses and expanding their own client portfolio.

Customers

Our revenues are generated from clients located globally, including those from Hong Kong, China, Malaysia, Singapore, Indonesia, Thailand, Japan, Taiwan, the United Kingdom, and the United States. Our venture capital business will initially focus on Hong Kong and other Asian start-ups and high-growth companies. We hope to generate deal flow through personal contacts of our management team as well as through our business incubator.

We generated revenues of $3,496,405 and $3,477,664 during the fiscal years ended December 31, 2024, and 2023, respectively. We are not a party to any long-term agreements with our customers.

Competition

We operate in a mature, competitive industry. We consider our focus to be on a niche market of small and medium-sized businesses. Competition in the general field of business advisory services is quite intense, particularly in Hong Kong. We face competition principally from established law firms and consulting service providers in the corporate finance industry, such as Marbury, King & Wood Mallesons, QMIS Financial Group, First Asia Finance Group Limited and their respective affiliates, as well as from certain accounting firms, including those that specialize in tax planning and corporate restructuring. The competition in China or Malaysia is not as fierce as in Hong Kong. Our major competitors in China are JP Investment Group and QMIS Financial Group while our major competitors in Malaysia are Global Bridge Management Sdn. Bhd. and QMIS Financial Group. These competitors generate significant traffic and have established brand recognition and financial resources. New or existing competition that uses a business model that is different from our business model may pressure us to change so that we can remain competitive.

We believe that the principal competitive factors in our market include quality of analysis; applicability and efficacy of recommendations; strength and depth of relationships with clients; ability to meet the changing needs of current and prospective clients; and service scope. By utilizing our competitive strengths, we believe that we have a competitive edge over other competitors due to the breadth of our service offerings, one-stop convenience, pricing, marketing expertise, coverage network, service levels, track record, brand, and reputation. We are confident we can retain and enlarge our market share.

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

We have registered trademarks as a means of protecting the brand names of our companies and products. We intend to protect our trademarks against infringement and seek to register design protection where appropriate. Currently, there are six trademarks registered under the name of Greenpro Resources (HK) Limited.

Trademark	Trademark Owner	Country / Territory	Registration Date	Brief Description
	Greenpro Resources (HK) Limited	Hong Kong	August 11, 2010, June 25, 2013, and December 3, 2014	Classes 35, 41, 42: Advertising, business management, business administration, office functions, research services, education and training.

		U.S.A.	February 2, 2016	Class 35: Business administration services, business assistance, management and information services, business knowledge management and consulting services.

		China	December 28, 2014	Classes 35 and 42: Advertising, business management, business administration, office functions and research services.

		Singapore	July 22, 2013	Classes 35 and 42: Advisory services related to business management and administration, computer software and security.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require all employees to execute confidentiality agreements upon the commencement of employment with us. These agreements provide that all confidential information is developed or made known to the individual through an individual’s relationship with us, to be kept confidential, and not be disclosed to third parties except in specific circumstances. The agreement also provides that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all people who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or un-patentable know-how will not otherwise become known or be independently developed by competitors.

Government Regulation

We provide our Package Solution initially in Hong Kong, China and Malaysia, which we believe are locations that would need outsourcing support services. Further, we believe these markets are the central and regional markets for many customers doing cross-border business in Asia. We target those customers from Asia doing international business and plan to provide our Package Solution to meet their needs. Our planned Package Solution will be structured in Hong Kong, but services may be outsourced to lower-cost jurisdictions such as Malaysia and China, which encourage and welcome outsourcing services.

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

An employer must also comply with all legal obligations under the Mandatory Provident Fund Schemes Ordinance (Cap 485). These include enrolling all qualifying employees in Mandatory Provident Fund (“MPF”) schemes and making MPF contributions for them. Except for exempt persons, employers should enroll both full-time and part-time employees who are at least 18 but under 65 years of age in an MPF scheme within the first 60 days of employment. The 60-day employment rule does not apply to casual employees in the construction and catering industries.

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

We comply with the above applicable ordinances and regulations in Hong Kong and have not been involved in any lawsuit or prosecuted by the local authority resulting from any breach of the ordinances and regulations.

Malaysia

Our businesses located in Malaysia are subject to the general laws in Malaysia governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws including the Computer Crime Act 1997 and The Copyright (Amendment) Act 1997. We believe that the focus of these laws is censorship in Malaysia; however, we believe this does not impact our businesses because the censorship focus is on media controls and does not relate to cloud-based technology which we plan to use.

Our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats. Such regulation may result in higher than anticipated administrative and operational costs.

We comply with the above applicable ordinances and regulations in Malaysia and have not been involved in any lawsuit or prosecuted by the local authority resulting from any breach of the ordinances and regulations.

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

a. Execution of employment contracts

Under the Employment Contract Law, an employer shall sign a written employment contract with an employee within one month from the date of commencement of work. In the event of contravention, the employee is entitled to double wages every month during the period from the day after one month of employment to the day before one year from the commencement that is the employee may receive up to 11 months of additional wages due to the employer’s failure to provide a signed employment contract. If the employer does not sign an employment contract with the employee for more than 12 months since commencement, it will be deemed that an employment contract with a non-fixed term has been signed between the employer and the employee from the day after one year of employment.

b. Right to non-fixed term contracts

Under the Employment Contract Law, an employee may request a non-fixed term contract without an employer’s consent to renew, if the employee has worked for ten consecutive years. In addition, when signing the third employment contract, the employee is also entitled to a non-fixed term contract with an employer if he has completed two fixed-term employment contracts with such employer. Under the non-fixed term contract period, the employer shall not arbitrarily terminate the employment, unless the employee is dismissed under any of the following situations: (1) serious violations of the employer’s rules and regulations; (2) serious dereliction of duty, embezzlement, and causing significant harm to the employer; (3) establishing employment relations with other employers at the same time, which seriously affects the completion of the work tasks of the unit, or refusing to make corrections upon request by the employer; (4) employers who use fraudulent or coercive means or take advantage of others, to force the employer to enter into or modify employment contracts against their true intentions. Unless the employee requests to enter into a fixed-term contract, an employer who fails to enter into a non-fixed term contract pursuant to the Employment Contract Law is liable to pay the employee double his/her salary from the date the employment contract should be renewed a non-fixed term.

c. Compensation for termination or expiry of employment contracts

Under the Employment Contract Law, employees are entitled to compensation upon the termination or expiry of an employment contract. Employees are entitled to compensation even in the event the employer (i) has been declared bankrupt; (ii) has its business license revoked; (iii) has been ordered to cease or is revoked or dissolved; or (iv) according to the provisions of the Enterprise Bankruptcy Law, implements economic layoffs during a reorganization; (v) implements economic layoffs due to serious difficulties in production and operation; (vi) undergoes a transfer of production, major technological innovation, or adjustment of its business model, and after changing the employment contract, it is still necessary to lay off employees; (vii) experiences unforeseeable significant changes in the objective economic situation based on which the employment contract was concluded resulting the inability to perform the terms of the employment contract signed by both parties. Where an employee has been employed for less than one year but more than 6 months, such an employee will be deemed to have completed one full year of service, and will be entitled to such compensation equivalent to one month’s salary; if an employee has been employed for less than six months, the employee will be entitled to such compensation equivalent to half month’s salary.

d. Trade union and collective employment contracts

Under the Employment Contract Law, a trade union may seek arbitration and litigation to resolve any dispute arising from a collective employment contract provided that such dispute fails to be settled through negotiations. Employment Contract Law also permits a trade union to enter into a collective employee contract with an employer on behalf of all the employees.

Where a trade union has not been formed, a representative appointed by an employee under the guidance of a high-level trade union may execute the collective employment contract. Within districts below the county level, collective employment contracts for industries such as those engaged in construction, mining, food and beverage and those from the service sector, etc., may be executed on behalf of employees by the representatives from the trade union of each respective industry. Alternatively, a district-based collective employment contract may be made.

As a result of the Employment Contract Law, all our employees have executed standard written employment agreements with us. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

On October 28, 2010, the National People’s Congress of China promulgated the PRC Social Insurance Law, which became effective on July 1, 2011. The decision to amend the Social Insurance Law of the People’s Republic of China was made by the Standing Committee of the National People’s Congress on December 29, 2018, and came into effect on December 29, 2018. In accordance with the PRC Social Insurance Law, the Interim Regulations on the Collection and Payment of Social Security Fund and other relevant laws and regulations, China establishes a social insurance system including basic pension insurance, basic medical insurance, work-related injury insurance, unemployment insurance and maternity insurance. An employer shall pay the social insurance for its employees in accordance with the rates provided under relevant regulations and shall withhold the social insurance that should be assumed by the employees. The authorities in charge of social insurance may request an employer’s compliance and impose sanctions if such an employer fails to pay and withhold social insurance in a timely manner. Under the Regulations on the Administration of Housing Fund effective in 1999, as amended in 2002, and it was revised again by the State Council in 2019 and implemented on March 24, 2019. PRC companies must register with applicable housing fund management centers and establish a special housing fund account in an entrusted bank. Both PRC companies and their employees are required to contribute to the housing funds.

The Ministry of Human Resources and Social Security promulgated the Interim Provisions on Labor Dispatch on January 24, 2014. The Interim Provisions on Labor Dispatch, which became effective on March 1, 2014, sets forth that labor dispatch should only be applicable to temporary, auxiliary or substitute positions. Temporary positions shall mean positions subsisting for no more than six months, auxiliary positions shall mean positions of non-major business that serve positions of major businesses, and substitute positions shall mean positions that can be held by substitute employees for a certain period of time during which the employees who originally hold such positions are unable to work as a result of full-time study, being on leave or other reasons. The Interim Provisions further provide that, the number of the dispatched workers of an employer shall not exceed 10% of its total workforce, and the total workforce of an employer shall refer to the sum of the number of the workers who have executed labor contracts with the employer and the number of workers who are dispatched to the employer.

Foreign Exchange Control and Administration

Foreign exchange in China is primarily regulated by:

●	The Regulations of the People’s Republic of China on Foreign Exchange Administration (revised in 2008) (“Foreign Exchange Administration Regulations”); and

●	The Administration Provisions of the Settlement, Sale and Payment of Foreign Exchange (1996).

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

As an offshore holding company with PRC subsidiaries, we may (i) make additional capital contributions to our PRC subsidiaries, (ii) establish new PRC subsidiaries and make capital contributions to these new PRC subsidiaries, (iii) make loans to our PRC subsidiaries or consolidated affiliated entities, or (iv) acquire offshore entities with business operations in China in offshore transactions. However, most of these uses are subject to PRC regulations and approvals. For example:

●	Capital contributions to our PRC subsidiaries, whether existing or newly established ones, must be approved by the Ministry of Commerce or its local authorities;

●	Loans by us to our PRC subsidiaries, each of which is a foreign-invested enterprise, to finance their activities cannot exceed statutory limits and must be registered with SAFE or its local branches; and

●	Loans from us to our consolidated affiliated entities, which are domestic PRC entities, must be approved by the National Development and Reform Commission and must also be registered with SAFE or its local branches.

On March 30, 2015, SAFE issued the Circular of the State Administration of Foreign Exchange Concerning Reform of the Administrative Approaches to Settlement of Foreign Exchange Capital of Foreign-invested Enterprises, or “Circular 19”, which became effective on June 1, 2015, to regulate the conversion by foreign invested enterprises, or FIEs, of foreign currency into RMB by restricting how the converted RMB may be used. Circular 19 requires that RMB converted from the foreign currency-dominated capital of an FIE shall be managed under the Accounts for FX settlement and pending payment. The expenditure scope of such Accounts includes expenditure within the business scope, payment of funds for domestic equity investment and RMB deposits, repayment of the RMB loans after completed utilization, and so forth.

An FIE shall truthfully use its capital by itself within the business scope and shall not, directly or indirectly, use its capital or RMB converted from the foreign currency-dominated capital for (i) expenditure beyond its business scope or expenditure prohibited by laws or regulations, (ii) direct account indirectly used for securities investment; (iii) disbursing RMB entrusted loans (unless permitted under its business scope), repaying inter-corporate borrowings (including third-party advance) and repaying RMB bank loans already refinanced to any third party; (iv) except for foreign-invested real estate enterprises, it shall not be used to pay related expenses for purchasing non-self-use real estate. Where a FIE, other than a foreign-invested investment company, foreign-invested venture capital enterprise or foreign-invested equity investment enterprise, makes domestic equity investment by transferring its capital into the original currency, it shall obey the current provisions on domestic re-investment. Where such a FIE makes domestic equity investment by its RMB conversion, the invested enterprise shall first go through domestic re-investment registration and open a corresponding Accounts for FX settlement and pending payment, and the FIE shall thereafter transfer the conversion to the aforesaid Account according to the actual amount of investment.

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

Currently, we are following the above applicable ordinances and regulations in China and have not been involved in any lawsuit or prosecuted by the local authority resulting from any breach of the ordinances and regulations.

Insurance

We do not currently maintain property, business interruption and casualty insurance. As our business matures, we expect to obtain such insurance in accordance with customary industry practices in Malaysia, Hong Kong and China, as applicable.

Seasonality

Our businesses are not subject to seasonality.

Employees

As of April 9, 2025, we have 48 employees, located in the following territories:

Country/Territory	Number of Employees
Malaysia	12
China	25
Hong Kong	11

As a result of the Employment Contract Law, all our employees in China have executed standard written employment agreements with us.

We are required to contribute to the Employees Provident Fund (EPF) under a defined contribution pension plan for all eligible employees in Malaysia between the ages of 18 and 55. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. The participants are entitled to all our contributions together with accrued returns regardless of their length of service with the Company. For the years ended December 31, 2024, and 2023, the contributions were $27,070 and $29,570, respectively.

We are required to contribute to the Mandatory Provident Fund (MPF) for all eligible employees in Hong Kong between the ages of 18 and 65. We are required to contribute a specified percentage of the participant’s income based on their ages and wage levels. For the years ended December 31, 2024, and 2023, the MPF contributions by the Company were $23,385 and $22,027, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

We are required to contribute to the Social Insurance Schemes and Housing Fund Schemes for all eligible employees in the PRC. For the years ended December 31, 2024, and 2023, the contributions were $41,768 and $39,958, respectively.

Executive Office and Other Information

Our principal executive offices are located at B-23A-02, G-Vestor Tower, Pavilion Embassy, 200 Jalan Ampang, 50450 W.P. Kuala Lumpur, Malaysia. Our principal telephone number is +60 3 8408 - 1788, and our website is “greenprocapital.com”. The information contained on our website is not, and should not be interpreted to be, a part of this Form 10-K.

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

Future Development Plan

We are in the process of carrying out the following development plans.

1.	Security Token Offering:

We will continue our focus on security token offering (STO), a regulated way to raise funds through blockchains that keep investors protected by regulated and asset-backed digital securities. This aligns with our mission to provide ethical, sustainable, and Shariah-compliant investment opportunities to investors. We aim to tap into underserved communities by providing financial inclusion through digital asset solutions. By expanding our reach in Southeast Asia and beyond, we seek to bridge the gap between traditional finance and blockchain technology, ensuring accessibility and transparency for a wider range of investors.

2.	Expansion of Corporate Finance Services:

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

3.	ADAQ Development:

ADAQ is a next-generation online financial information platform which facilitates connecting private high-growth emerging companies with access to potential investors and synergetic companies. ADAQ is dedicated to equipping emerging growth companies in the Asia Pacific region with the guidance and information to identify, build and stream their sustainable core values. In addition, it offers an acceleration program to incubate and assist companies to accelerate the process by which they seek to list on international exchanges such as the New York Stock Exchange (NYSE), NASDAQ and Hong Kong Stock Exchange (HKEX).

●	ADAQ has three major functions:

1. Corporate Value Building Program

2. Online platform and acceleration process to International Capital Market Listing

3. Online Financial Information Market

We intend to strengthen the development of ADAQ as an acceleration platform to assist high-growth emerging companies in the ASEAN regions covering Malaysia, Thailand, Singapore, Indonesia, Myanmar, Laos and Vietnam, and China to obtain funding and prepare for an IPO. An increasing number of companies across Southeast Asia and the Greater Bay Area are interested in listing on the ADAQ market platform. We believe the successful development of the platform will heighten the prospects of Greenpro’s venture capital projects, aiming to achieve success and to widen market coverage to source for new potential projects.

●	Wealth Management Portfolio Development. The increase in the number of high-net-worth individuals in the Asia Pacific Region has created opportunities and needs for cross-border wealth management services. Leveraging our competitive advantages with integrated financial services and strategic offices, we look forward to enhancing our strategic development in wealth management, fund management and asset management businesses. We continue to look for partnerships to explore the potential of wealth management, fund management and asset management services, and provide assistance with our affiliates’ customized wealth creation, wealth protection and wealth succession solutions for medium, high, and ultra-high net worth individuals/families in the Asian region. We also expect to put more effort into the development of our Wealth Network Database focusing on wealth-related information sharing.

For our long-term plan and development, we look forward to initiating the “Greenpro Capital Tower” plan in ASEAN as an effort to further develop our brand, strengthen our operational and client base with stronger customers and increase market confidence. In addition, we plan to continue to grow through mergers and acquisitions of related services to enhance our services horizontally and vertically. We are continuously sourcing synergy and licensed financial institutions to strengthen the capabilities and scope of our services with the aim of widening our market coverage.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and elsewhere in this Annual Report, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks, and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our Common Stock could decline and you may lose all or part of your investment.

Risks Related to the COVID-19 Pandemic and Other Natural Disasters

We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by human-caused problems such as terrorism, which could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control.

In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the COVID-19 pandemic and the related precautionary measures that we adopted in the past resulted in and could in the future result in difficulties or changes to our customer support, or create operational or other challenges, any of which could adversely affect our business, operating results, and financial condition. Further, acts of terrorism, labor activism or unrest, and other geopolitical unrest, including ongoing regional conflicts around the world, could cause disruptions in our business or the businesses of our partners or the economy.

In the event of a natural disaster, including a major earthquake, blizzard, hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in the development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.

We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the risks may be further increased if we do not implement a disaster recovery plan or if our partners’ disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with private key restoration, customers will experience significant delays in withdrawing funds, or in the extreme we may suffer a loss of customer funds.

Risks Related to Our Business

We are not currently profitable and may not become profitable.

As of and for the year ended December 31, 2024, we recorded a net loss of $725,827, an accumulated deficit of $37,264,379 and a negative cash flow of $1,360,454 in operating activities. We expect we may incur operating losses and negative operating cash flows for the near future, and we may not achieve profitability. We also expect we may experience negative cash flow for the near future due to operating losses and capital expenditure. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our business.

We may not be able to continue to operate as a going concern.

For the year ended December 31, 2024, the Company recorded a net loss of $725,827 and used cash in operating activities of $1,360,454, and as of December 31, 2024, we incurred an accumulated deficit of $37,264,379. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2024 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due. No assurance that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if necessary, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Our operating results may prove unpredictable which could negatively affect our profit.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, most of which we have no control over. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future equity sales; the level of commercial acceptance by clients of our services; fluctuations in the demand for our service the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and general economic conditions. If realized, any of these risks could have a material adverse effect on our business, financial condition, and operating results.

Our operating results have and will significantly fluctuate, and this will be due to the highly volatile nature of crypto.

Due to the highly volatile nature of the crypto economy and the prices of crypto assets, our operating results have and will continue to fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader crypto economy. Our operating results will continue to fluctuate significantly because of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

● crypto asset trading activity, including trading volume and the prevailing trading prices for crypto assets, which can be highly volatile;

● our ability to attract, maintain, grow, and engage our customer and developer base;

● changes in the legislative or regulatory environment, or actions by U.S. or foreign governments or regulators, including fines, orders, or consent decrees;

● regulatory changes or scrutiny that impact our ability to offer certain products or services;

● our ability to continue to diversify and grow our subscription and platform service revenue;

● our mix of revenue between transactions and subscriptions and services;

● pricing for the temporary suspensions of our products and services;

● adding crypto assets to or removing them from our platform;

● our ability to establish and maintain partnerships, collaborations, joint ventures, or strategic alliances with third parties;

● market conditions of, and overall sentiment towards, the crypto economy;

● macroeconomic conditions, including interest rates, inflation, and instability in the global banking system;

● adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceedings, and enforcement-related costs;

● the development and introduction of existing new products and services by us or our competitors;

● the amount and timing of our operating expenses related to the maintenance and expansion of our business and operations, including investments we make in the development of products and services, as well as technology offered to our developers, international expansion, and sales and marketing;

● system failures, outages or interruptions, including with respect to our platform and third-party crypto networks;

● our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyberattacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches and losses;

● breaches of security or privacy;

● inaccessibility of our platform due to our third-party actions;

● our ability to attract and retain talent; and

● our ability to compete with our competitors.

As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and prospects are difficult to evaluate, particularly in the short term. Our subscription and platform service revenue has grown over time, with digital revenue received in connection with crypto assets becoming a more meaningful revenue contributor. Therefore, our operating results could fluctuate significantly because of changes in the demand for our subscription and service offerings, in the demand for crypto assets, in the balance of crypto assets on our platform, in interest rates, and in our ongoing relationships with third parties.

In view of the rapidly evolving nature of our business and the crypto economy, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. As a result, the trading price of our Common Stock may increase or decrease significantly.

Our revenue is dependent on the prices of crypto assets and the volume of transactions conducted on our platform. If such a price or volume declines, our business, operating results, and financial condition would be adversely affected, and the price of our Common Stock could decline.

We generate a certain portion of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of crypto assets by our customers. Transaction revenue is based on transaction fees that are either a flat fee or a percentage of the value of each transaction. For our consumer trading product, we also charge a spread to ensure that we can settle purchases and sales at the prices we quote to customers. We also generate a certain amount of total revenue from our subscription and services, and such revenue has grown over time, primarily due to growth in stablecoin revenue. Declines in the volume of crypto asset transactions, the price of crypto assets, or market liquidity for crypto assets generally may result in lower total revenue to us.

The price of crypto assets and associated demand for buying, selling, and trading crypto assets have historically been subject to significant volatility. If the price and transaction volume of crypto assets decline in the future, our ability to generate revenue may suffer and customer demand for our products and services may decline, which could adversely affect our business, operating results and financial condition and cause the price of our Common Stock to decline. The price and transaction volume of any crypto asset is subject to significant uncertainty and volatility, depending on several factors, including:

● market conditions of, and overall sentiment towards, crypto assets and the crypto economy, including, but not limited to, as a result of actions taken by or developments of other companies in the crypto economy;

● changes in liquidity, market-making volume, and trading activities;

● trading activities on other crypto platforms worldwide, many of which may be unregulated, and may include manipulative activities;

● investment and trading activities of highly active consumer and institutional users, speculators, miners, and investors;

● the speed and rate at which crypto is able to gain adoption as a medium of exchange, utility, store of value, consumptive asset, security instrument, or other financial assets worldwide, if at all;

● decreased user and investor confidence in crypto assets and crypto platforms;

● negative publicity and events relating to the crypto economy;

● unpredictable social media coverage or “trending” of, or other rumors and market speculation regarding, crypto assets;

● the ability for crypto assets to meet user and investor demands;

● the functionality and utility of crypto assets and their associated ecosystems and networks, including crypto assets designed for use in various applications;

● consumer preferences and perceived value of crypto assets and crypto assets markets;

● increased competition from other payment services or other crypto assets that may exhibit better speed, security, scalability, or other characteristics;

● adverse legal proceedings or regulatory enforcement actions, judgments, or settlements impacting crypto economy participants;

● regulatory or legislative changes, scrutiny and updates affecting the crypto economy;

● the characterization of crypto assets under the laws of various jurisdictions around the world;

● the adoption of unfavorable taxation policies on crypto asset investments by governmental entities;

● the maintenance, troubleshooting, and development of the blockchain networks underlying crypto assets, including by miners, validators, and developers worldwide;

● the ability for crypto networks to attract and retain miners or validators to secure and confirm transactions accurately and efficiently;

● legal and regulatory changes affecting the operations of miners and validators of blockchain networks, including limitations, and prohibitions on mining activities, or new legislative or regulatory requirements as a result of growing environmental concerns around the use of energy in cryptocurrency and other proof-of-work mining activities;

● ongoing technological viability and security of crypto assets and their associated smart contracts, applications and networks, including vulnerabilities against hacks and scalability;

● speed and fees associated with processing crypto asset transactions, including on the underlying blockchain networks and on crypto platforms;

● financial strength of market participants;

● the availability and cost of funding and capital;

● the liquidity and credit risk of other crypto platforms and other participants of the crypto economy;

● interruptions or temporary suspensions or other compulsory restrictions in products or services from or failures of major crypto platforms;

● availability of an active derivatives market for various crypto assets;

● availability of banking and payment services to support crypto-related projects;

● instability in the global banking system and the level of interest rates and inflation;

● monetary policies of governments, trade restrictions, and fiat currency devaluations; and

● national and international economic and political conditions.

There is no assurance that any supported crypto asset will maintain its value or that there will be meaningful levels of trading activities. If the price of crypto assets or the demand for trading crypto assets declined, our business, operating results, and financial condition would be adversely affected, and the price of our Common Stock could decline.

If we are unable to gain any significant market acceptance for our service or establish a significant market presence, we may be unable to generate sufficient revenue to continue our business.

Our growth strategy is dependent upon our ability to successfully market our service to prospective clients. However, our planned services may not achieve significant acceptance. Such acceptance, if achieved, may not be sustained for any significant period. Failure of our services to achieve or sustain market acceptance could have a material adverse effect on our business, financial conditions, and the results of our operations.

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

Our systems, procedures and controls may not be adequate to support the expansion of our business operations. Significant growth will place managerial demands on all aspects of our operations. Our future operating results will depend upon our ability to manage changing business conditions and to implement and improve our technical, administrative, and financial controls and reporting systems.

Competitors may enter this sector with superior service which would affect our business adversely.

We believe that barriers to entry are low to medium because of economies of scale, cost advantage and brand identity. Potential competitors may enter this sector with superior services. This would have an adverse effect on our business and our results of operations. In addition, a prominent level of support is critical for the successful marketing and recurring sales of our services. Despite having accumulated customers over the past few years, we may still need to continue to improve our platform and software to assist potential customers in using our platform, and we also need to provide effective support to future clients. If we are unable to increase customer support and improve our platform in the face of increasing competition, with the increase in competition, our ability to sell our services to potential customers could adversely affect our brand, which would harm our reputation.

Our use of open-source and third-party software could impose limitations on our ability to commercialize our services.

We intend to incorporate open-source software into our platform. Although we monitor our use of open source closely, the terms of many open-source licenses have not been interpreted by U.S. courts or jurisdictions elsewhere, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our services. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open-source software incorporated into our products. In either event, we may be required to seek licenses from third parties to continue our services in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results, and financial condition.

We also intend to incorporate certain third-party technologies, including software programs, into our website and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in the release of our platform until equivalent technology is identified, licensed, or developed, and integrated into our current products. These delays if they occur could materially adversely affect our business, operating results, and financial condition. Any disruption in our access to software programs or third-party technologies could result in significant delays in the release of our platform and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our products any other software program licensed from a third party, and the use of such software program is necessary for the proper operation of our appliances, then our loss of any such license would similarly adversely affect our ability to release our products in a timely fashion.

The security of our computer systems may compromise and harm our business.

A huge portion of our business operations is conducted through the use of our computer network. Although we intend to implement security systems and procedures to protect the confidential information stored on these computer systems, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties. As well, they may be able to create system disruptions, shutdowns, or effect denial of service attacks. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our networks or client computers, or otherwise exploit any security vulnerabilities, or misappropriate and distribute confidential information stored on these computer systems. Any of the foregoing things could result in damage to our reputation and customer confidence in the security of our products and services and could require us to incur significant costs to eliminate or alleviate the problem. Additionally, our ability to transact businesses may be adversely affected. Such damage, expenditures and business interruption could seriously impact our business, financial condition, and results of operations.

Adverse development in our existing areas of operation could adversely impact our results of operations, cash flows and financial condition.

Our operations focus on utilizing the sales efforts which are principally located in Southeast Asia and East Asia. As a result, the results of our operations, cash flows and financial condition depend upon the demand for our services in these regions. Lack of broad diversification in industry type and geographic location, adverse development in our current segment of the midstream industry, or in our existing areas of operation, could have a greater impact on the results of operations, cash flows and financial condition than if our operations were more diversified.

Risks Related to Crypto Assets

Due to unfamiliarity and some negative publicity associated with crypto asset platforms, confidence or interest in crypto asset platforms may decline.

Crypto asset platforms are relatively new. Many of our competitors are unlicensed, unregulated, operate without supervision by any governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. As a result, customers and the public may lose confidence or interest in crypto asset platforms, including regulated platforms like ours.

Since the inception of the crypto economy, numerous crypto-asset platforms have been sued, investigated, or shut down due to fraud, manipulative practices, business failure, and security breaches. In many of these instances, customers of these platforms were not compensated or made whole for their losses. Larger platforms like ours are more appealing targets for hackers and malware and may also be more likely to be targets of regulatory enforcement actions. For example, in February 2014, Mt. Gox, the then-largest crypto asset platform worldwide, filed for bankruptcy protection in Japan after an estimated 700,000 Bitcoins were stolen from its wallets. In May 2019, Binance, one of the world’s largest platforms, was hacked, resulting in losses of approximately $40 million, and in February 2021, Bitfinex settled a long-running legal dispute with the State of New York related to Bitfinex’s alleged misuse of over $800 million of customer assets. The 2022 events resulted in a loss of confidence in the broader crypto economy, adverse reputational impact on crypto-asset platforms, increased negative publicity surrounding crypto more broadly, heightened scrutiny by regulators and lawmakers and a call for increased regulations of crypto assets and crypto asset platforms.

In addition, there have been reports that a significant amount of crypto asset trading volume on crypto asset platforms is fabricated and false in nature, with a specific focus on unregulated platforms located outside the United States. Such reports may indicate that the market for crypto asset platform activities is significantly smaller than otherwise understood.

Negative perception, a lack of stability and standardized regulation in the crypto economy, and the closure or temporary shutdown of crypto asset platforms due to fraud, business failure, hackers or malware, or government-mandated regulation, and associated losses suffered by customers may continue to reduce confidence or interest in the crypto economy and result in greater volatility of the prices of assets, including significant depreciation in value. Any of these events could have an adverse impact on our business and our customers’ perception of us, including decreased use of our platform and loss of customer demand for our products and services.

Future developments regarding the treatment of crypto assets for U.S. and foreign tax purposes could adversely affect our business, operating results, and financial condition.

Due to the new and evolving nature of crypto assets and the absence of comprehensive legal and tax guidance with respect to crypto asset products and transactions, many significant aspects of the U.S. and foreign tax treatment of transactions involving crypto assets, such as the purchase and sale of crypto assets on our platform, as well as the provision of blockchain rewards and other crypto asset incentives and rewards products, are uncertain, and it is unclear whether, when and what guidance may be issued in the future on the treatment of crypto asset transactions for U.S. and foreign tax purposes.

In 2014, the IRS released Notice 2014-21, discussing certain aspects of “virtual currency” for U.S. federal income tax purposes and stating that such virtual currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. From time to time, the IRS has released other guidance relating to the tax treatment of virtual currency or crypto assets reflecting the IRS’s position on certain issues. The IRS has not addressed many other significant aspects of the U.S. federal income tax treatment of crypto assets and related transactions.

There continues to be uncertainty with respect to the timing, character, and amount of income inclusions for various crypto asset transactions including, but not limited to lending and borrowing crypto assets, staking, and other crypto asset incentives and products that we offer. Although we believe our treatment of crypto asset transactions for federal income tax purposes is consistent with existing positions from the IRS and/or existing U.S. federal income tax principles, because of the rapidly evolving nature of crypto asset innovations and the increasing variety and complexity of crypto asset transactions and products, it is possible the IRS and various U.S. states may disagree with our treatment of certain crypto asset offerings for U.S. tax purposes, which could adversely affect our customers and the vitality of our business. Similar uncertainties exist in the foreign markets in which we operate with respect to direct and indirect taxes, and these uncertainties and potential adverse interpretations of tax law could impact the amount of tax we and our non-U.S. customers are required to pay, and the vitality of our platforms outside of the United States.

There can be no assurance that the IRS, U.S. state revenue agencies, or other foreign tax authorities, will not alter their respective positions with respect to crypto assets in the future or that a court would uphold the treatment set forth in existing positions. It also is unclear what additional tax authority positions, regulations, or legislation may be issued in the future on the treatment of existing crypto asset transactions and future crypto asset innovations under U.S. federal, U.S. state, or foreign tax law. Any such developments could result in adverse tax consequences for holders of crypto assets and could have an adverse effect on the value of crypto assets and the broader crypto-assets markets. Future technological and operational developments that may arise with respect to crypto assets may increase the uncertainty with respect to the treatment of crypto assets for U.S. and foreign tax purposes. The uncertainty regarding the tax treatment of crypto asset transactions impacts our customers and could impact our business, both domestically and abroad.

The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies on certain topics. If financial accounting standards undergo significant changes, our operating results could fluctuate.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls and many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedent for the financial accounting of crypto assets and related valuation and revenue recognition. Moreover, a change in these principles or interpretations could have a significant effect on our reported financial results and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in December 2023, the FASB issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (ASU 2023-08): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which represents a significant change in how entities that hold crypto assets will account for certain of those holdings. Previously, crypto assets held were accounted for as intangible assets with indefinite useful lives, which required us to measure crypto assets at cost less impairment losses. Effective as of January 1, 2024, we adopted ASU 2023-08, which requires us to measure crypto assets held at fair value at each reporting date, with fair value gains and losses recognized through net income (loss). Fair value gains and losses can increase the volatility of our net income, especially if the underlying crypto market is volatile. Additionally, on March 31, 2022, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 121 (“SAB 121”), which represented a significant change regarding how a company safeguarding crypto assets held for its platform users reports such crypto assets on its balance sheet and required retrospective application as of January 1, 2022. In January 2025, the staff of the SEC issued SAB No. 122 (“SAB 122”), which rescinds the previously issued interpretive guidance included within SAB 121. We have adopted SAB 122 as of December 31, 2024, on a retrospective basis.

Uncertainties or changes to regulatory or financial accounting standards could result in the need to change our accounting methods and may retroactively affect previously reported results and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and our business, operating results, and financial condition.

Risks Related to Cybersecurity

Cyberattacks and security breaches of our platform, or those impacting on our customers or third parties, could adversely affect our brand, reputation, business, operating results, and financial condition.

Our business involves the collection, storage, processing, and transmission of confidential information, customer, employee, service provider, and other personal data, as well as information required to access customer assets. We have built our reputation on the premise that our platform offers customers a secure way to purchase, store, and transact in crypto assets. As a result, any actual or perceived security breach of us or our third-party partners may:

● harm our reputation and brand;

● result in our systems or services being unavailable and interrupting our operations;

● result in improper disclosure of data and violations of applicable privacy and data protection laws;

● result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, and financial exposure;

● cause us to incur significant remediation costs;

● lead to theft or irretrievable loss of our or our customers’ fiat currencies or crypto assets;

● reduce customer confidence in, or decrease customer use of, our products and services;

● divert the attention of management from the operation of our business;

● result in significant compensation or contractual penalties payable by us to our customers or third parties because of losses to them or claims by them; and

● adversely affects our business, operating results, and financial condition.

Further, any actual or perceived breach or cybersecurity attack directed at other financial institutions or crypto companies, whether we are directly impacted, could lead to a general loss of customer confidence in the crypto economy or in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure.

An increasing number of organizations, including large merchants, businesses, technology companies, and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications, and infrastructure.

Attacks upon systems across a variety of industries, including the crypto industry, are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data and crypto assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. Certain types of cyberattacks could harm us even if our systems are left undisturbed. For example, attacks may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into our systems with a view to stealing confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target, and we may not be able to implement adequate preventative measures.

Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our customers, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our customers) into disclosing usernames, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems and customers’ crypto assets. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. We may also acquire other companies that expose us to unexpected security risks or increase costs to improve the security posture of the acquired company. Further, there has been an increase in such threat actor activities because of the increased prevalence of hybrid and remote working arrangements in recent years. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.

Although we maintain insurance coverage, it may be insufficient to protect us against all losses and costs stemming from security breaches, cyberattacks, and other types of unlawful activity, or any resulting disruptions or data theft and loss from such events. Outages and disruptions of our platform, including any caused by cyberattacks, may harm our reputation, business, operating results, and financial condition.

We obtain and process a large amount of sensitive customer data. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as adversely affect our business, operating results, and financial condition.

We obtain and process large amounts of sensitive data, including personal data related to our customers and their transactions, such as their names, addresses, social security numbers, visa information, copies of government-issued identification, facial recognition data (from scanning photographs for identity verification), trading data, tax identification, and bank account information. We face risks, including our reputation, in the handling and protection of this data, and these risks will increase as our business continues to expand, including through our acquisition of, and investment in, other companies and technologies. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions require us to safeguard our customers’, employees’, and service providers’ personal data.

We have administrative, technical, and physical security measures and controls in place and maintain a robust information security program. However, our security measures, those of our vendors or service providers, or the security measures of companies we acquire, may be inadequate or breached as a result of third-party action, employee or service provider error, malfeasance, malware, phishing, hacking attacks, system error, trickery, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or otherwise, and, as a result, someone may be able to obtain unauthorized access to sensitive information, including personal data, on our systems. We could be the target of a cybersecurity incident, which could result in harm to our reputation and financial losses. Additionally, our customers have been and could be targeted in cybersecurity incidents like an account takeover, which could result in harm to our reputation and financial losses. Additionally, privacy and data protection laws are evolving, and these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices, which could result in fines, lawsuits, and other penalties, and significant changes to our or our third-party partners’ business practices and products and service offerings.

Our future success depends on the reliability and security of our platform. To the extent that the measures we, any companies we acquire, or our third-party service providers, vendors, or business partners have taken prove to be insufficient or inadequate, or to the extent we discover a security breach suffered by a company we acquire following the closing of such acquisition, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, harm to our reputation, or loss of customers. If our own confidential business information or sensitive customer information were improperly disclosed, our business, operating results, and financial condition could be adversely affected. Additionally, a party who circumvents our security measures could, among other effects, appropriate customer information or other proprietary data, cause interruptions in our operations, or expose customers to hacks, viruses, and other disruptions.

Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement. Breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. In the United States, the SEC has adopted rules for mandatory disclosure of material cybersecurity incidents suffered by public companies, as well as cybersecurity governance and risk management. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data. Any failure or perceived failure by us to comply with these laws may also subject us to enforcement action or litigation, any of which could harm our business. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damage because of the events referenced above. Any of the foregoing could adversely affect our business, reputation, operating results, and financial condition.

Furthermore, we may be required to disclose personal data pursuant to demands from individuals, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws, which could result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations. Additionally, changes in the laws and regulations that govern our collection, use, and disclosure of customer data could impose additional requirements with respect to the retention and security of customer data, limit our marketing activities, and adversely affect our business, operating results, and financial condition.

Risks Related to Doing Business in Southeast Asia and East Asia

Our business is subject to the risks of international operations.

We conduct our business operations in Southeast Asia and East Asia. Accordingly, the results of our operations, financial condition and prospects are subject to a significant degree to the economic, political, and legal conditions of the Southeast Asia and East Asia countries where we intend to develop business. Following the closing of our initial public offering in 2018, we derive a huge portion of our revenues and earnings from Hong Kong, our principal business place, PRC, Malaysia, and other Southeast Asia countries, respectively. Operation in multiple foreign countries involves substantial risk. For example, our operations and business activities are subject to a variety of laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy and security requirements, labor laws, intellectual property laws, privacy laws, and anti-competition regulations. As we expand into additional countries, the complexity inherent in complying with these laws and regulations increases, making compliance more difficult, costly, and driving up the costs of doing business in foreign areas. Any failure to comply with foreign laws and regulations could subject us to fines and penalties, making it more difficult or impossible to do business in that country and harm our reputation.

We face the risk that changes in the world economy and political developments in Malaysia may adversely affect our business.

In recent years, there have been political instabilities in the Malaysian government which may reduce investors’ confidence, result in a reduction in foreign direct investment and weigh on consumer and business sentiment, depressing growth. In addition, the Malaysian economy is reliant on external demand. Any possible worsening global demand is likely to hinder export development and any economic weakness may lead to market intervention, and the government may impose capital controls. Under these circumstances, our business operations may be adversely affected.

You may have difficulty enforcing judgments against us.

We are a Nevada corporation, but most of our assets are and will be located outside of the United States. Principally our operations are conducted in Hong Kong, Malaysia, and the PRC. In addition, most of our officers and directors are nationals and residents of a country other than the United States. Most of their assets are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon them. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors since he or she is not a resident of the United States. In addition, there is uncertainty as to whether the courts of Hong Kong or other Asian countries would recognize or enforce judgments of U.S. courts.

Payment of dividends is subject to restrictions under Nevada, Hong Kong, Malaysia, and the PRC laws.

Under Nevada law, we may only pay dividends subject to our ability to service our debts as they become due and provided that our assets will exceed our liabilities after the payment of such dividends. Our ability to pay dividends will therefore depend on our ability to generate adequate profits. Under the Hong Kong Companies Ordinance, we are allowed to make payments of dividends from distributable profits (that is, accumulated realized profits less its accumulated realized losses). Under the Laws of Malaysia, we may only make a distribution to the shareholders out of our profits available if we are solvent. The Company is deemed to be solvent if the Company can pay its debts as and when the debts become due within twelve months immediately after the distribution is made. In addition, because of a variety of rules applicable to our operations in China and the regulations on foreign investments as well as the applicable tax law, we may be subject to further limitations on our ability to declare and pay dividends to our shareholders.

We can give no assurance that we will declare dividends of any amount, at any rate or at all in the future. The declaration of future dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements, general financial conditions, legal and contractual restrictions, and other factors that our board of directors may deem relevant.

Risks Related to Doing Business in Hong Kong and China

The introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives, and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect on subsequent cases with similar issues and fact patterns. Furthermore, in line with its transformation from a centrally planned economy to a free market economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. For example, the PRC government may impose restrictions on the amount of service fees that may be payable by municipal governments to wastewater and sludge treatment service providers. Also, the PRC central and municipal governments may impose more stringent environmental regulations which would affect our ability to comply with, or our costs to comply with, such regulations. Such changes, if implemented, may adversely affect our business operations, and may reduce our profitability.

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

The recent state government interference in business activities on U.S.-listed Chinese companies may negatively impact our existing and future operations in Hong Kong and China.

Recently, the Chinese government announced that it would step up supervision of Chinese firms listed offshore. Under the new measures, China will improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading, China will also check sources of funding for securities investment and control leverage ratios. The Cyberspace Administration of China (“CAC”) has also opened a cyber-security probe into some U.S.-listed tech giants focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the Data Security Law, how companies collect, store, process, and transfer data. If our Hong Kong and PRC subsidiaries are subject to such a probe or if they are required to comply with stepped-up supervisory requirements, valuable time from management and money may be expended in complying and/or responding to the probe and requirements, thus diverting valuable resources and attention away from our operations. This may, in turn, negatively impact their operations.

The Company’s principal executive offices are in Malaysia with operations in Hong Kong and China. The Company is NOT a Chinese operating company but a Malaysian holding company with operations conducted by its subsidiaries based in Hong Kong and China. This structure involves unique risks to investors. It does not use variable interest entities in its corporate structure. It provides cross-border business solutions such as tax planning, trust and wealth management, cross-border listing advisory services, transaction services, record management services, and accounting outsourcing services. One of its venture-capital business segments focuses on rental activities of commercial properties and the sale of investment properties. None of the previously mentioned business activities appear to be within the current targeted areas of concern by the Chinese government. The Company plans to continue to explore future potential business opportunities in the Asia region, in particular Southeast Asia. Nonetheless, it intends to keep Hong Kong and China as part of its operating structure going forward and this would potentially subject it to political and economic influence from China to the extent of such operations.

The Company has subsidiaries in Hong Kong and mainland China and operations there. Given the Chinese government’s significant oversight and discretion over the conduct of our Hong Kong and PRC subsidiaries’ business operations, there is always a risk that the Chinese government may, in the future, seek to affect the operations of any company with any level of operations in China, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. Considering China’s recent extension of authority not only in China but into Hong Kong, there are risks and uncertainties that it cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice. The Chinese government may intervene or influence the Company’s current and future operations in Hong Kong and China at any time or may exert more control over offerings conducted overseas and/or foreign investment in issuers like us.

If any or all of the foregoing were to occur, this could lead to a material change in our Hong Kong and China subsidiaries’ operations and/or the value of the Company’s Common Stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Our shares may be delisted and prohibited from trading in the United States under the Holding Foreign Companies Accountable Act, or the HFCAA, as amended by the Accelerating Holding Foreign Companies Accountable Act, if the PCAOB is unable to inspect or investigate completely our auditors. The delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, and on December 29, 2022, legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to the Accelerating Holding Foreign Companies Accountable Act and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading.

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

Our auditor, JP Centurion & Partners PLT (“Centurion”), is headquartered in Kuala Lumpur, Malaysia. and is the independent registered public accounting firm that issued the audit reports included in this annual report, and as auditors of companies that are traded publicly in the United States and firms registered with the PCAOB, are subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess their compliance with the applicable professional standards. We are not aware of any reasons to believe or conclude that Centurion would not permit an inspection by PCAOB or may not be subject to such an inspection. Centurion is outside the jurisdiction of Hong Kong and China and has assured us that if requested, they shall cooperate and deliver the work papers of our Chinese subsidiaries to the PCAOB for inspection. We cannot assure you that the jurisdiction in which our current auditor is located will not implement rules forbidding our auditor to be subject to PCAOB inspection. If such rules were to be implemented, we may have to incur substantial costs and time to appoint a new auditor to re-audit our financials. This could cause the market price of our shares to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on the national securities exchange if we fail to do so timely or at commercially reasonable times.

On August 26, 2022, the PCAOB announced that it had signed a Statement of Protocol (the “SOP”) with the China Securities Regulatory Commission and the Ministry of Finance of China. The SOP, together with two protocol agreements governing inspections and investigations (together, the “SOP Agreement”), establishes a specific, accountable framework to make possible complete inspections and investigations by the PCAOB of audit firms based in mainland China and Hong Kong, as required under U.S. law. The SOP Agreement remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the SOP Agreement disclosed by the SEC, the PCAOB shall have sole discretion to select any audit firms for inspection or investigation and the PCAOB inspectors and investigators shall have a right to see all audit documentation without redaction. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfill its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company’s auditor was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC had announced that the SEC staff were preparing a consolidated proposal for the rules regarding the implementation of the HFCAA and to address the recommendations in the PWG report. The implications of possible additional regulation in addition to the requirements of the HFCAA and what was recently adopted on December 2, 2021, are uncertain. Such uncertainty could cause the market price of our shares of Common Stock to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on the national securities exchange earlier than would be required by the HFCAA. If our shares are unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase our shares when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our shares.

Changes in China’s economic, political, or social conditions or government policies could have a material adverse effect on our future business and operations.

Our business direction going forward is focused on the Asia region which, accordingly, could place our future business, financial condition, results of operations and prospects at the influence, to a certain degree, of political, economic, and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies.

The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment for certain industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our future business and operating results, lead to a reduction in demand for our services and adversely affect our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our future business and operating results.

Interpretation of PRC laws and the implementation of National Security Law in Hong Kong involve uncertainty.

The PRC’s legal system is based on written statutes, and prior court decisions can only be used as a reference. Since 1979, the PRC’s government has promulgated laws and regulations in relation to economic matters such as foreign investment, corporate organization and governance, commerce, taxation, and trade, with a view to developing a comprehensive system of commercial law, including laws relating to property ownership and development. However, since these laws and regulations have not been fully developed, and because of the limited volume of published cases and the non-binding nature of prior court decisions, the interpretation of PRC’s laws and regulations involves a degree of uncertainty. Some of these laws may be changed with little advance notice, without immediate publication or may be amended with retroactive effect.

On June 30, 2020, China’s top legislature unanimously passed The Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region which was enacted on the same day. Like PRC’s laws and regulations, the interpretation of National Security Law involves a degree of uncertainty.

Depending on the government agency or how an application or case is presented to such an agency, we may receive less favorable interpretations of laws and regulations than our competitors, particularly if a competitor has long been established in the locality of and has developed a relationship with such an agency. In addition, any litigation may be protracted and result in substantial costs and a diversion of resources and management attention. All these uncertainties may cause difficulties in the enforcement of our land use rights, entitlements under our permits and other statutory and contractual rights and interests.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law.

In connection with any future offering, we may be subjected to the U.S. Foreign Corrupt Practices Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We may also be subjected to Chinese anti-corruption laws, which strictly prohibit the payment of bribes to government officials. Going forward, our Hong Kong and China subsidiaries may have operations, agreements with third parties, and make sales in China, which may experience corruption. Our Hong Kong and China subsidiaries’ future activities in China may create the risk of unauthorized payments or offers of payments by one of their employees because sometimes these employees are out of our control. Violations of the FCPA or Chinese anti-corruption relevant laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect their business, operating results, and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Our Hong Kong and China subsidiaries may be subject to a variety of risks and costs associated with the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. Our Chinese subsidiary collects, uses, shares, or retains, securities personal information (such as personal information and related data) that needs to leave mainland China and requires approval from relevant Chinese departments. This data is a wide range and relates to our investors, employees, contractors, and other counterparties and third parties. The relevant PRC laws apply not only to third-party transactions, but also to transfers of information between us, our subsidiaries, and other parties with which we/they have commercial relations.

The PRC regulatory and enforcement regime regarding privacy and data security is evolving. The PRC Cyber Security Law, which was promulgated on November 7, 2016 and became effective on June 1, 2017, provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations within the territory of the PRC should be stored within the territory of the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. According to the Cyber Security Review Measures promulgated by the Cyberspace Administration of China and certain other PRC regulatory authorities in December 2021, which became effective in February 2022, operators of critical information infrastructure must pass a cyber-security review when purchasing network products and services which do or may affect national security. If they provide or are deemed to provide such network products and services to critical information infrastructure operators, or they are deemed to be critical information infrastructure operators, they would be required to follow cyber security review procedures. There can be no assurance that they would be able to complete the applicable cyber security review procedures in a timely manner, or at all, if they are required to follow such procedures. Any failure or delay in the completion of the cyber security review procedures may prevent them from using or providing certain network products and services, and may result in fines of up to ten times the purchase price of such network products and services being imposed upon us, if they are to be deemed a critical information infrastructure operator using network products or services without having completed the required cyber security review procedures. The PRC government is increasingly focused on data security, recently launching a cyber security review against several mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period.

On June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the Data Security Law which took effect on September 1, 2021. The Data Security Law provides for data security and privacy obligations of entities and individuals carrying out data activities, prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from the competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines of up to RMB10 million, suspension of relevant business, and revocation of business permits or licenses.

On August 20, 2021, the Standing Committee of the National People’s Congress adopted the Personal Information Security Law, which came into force on of November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the legal responsibilities for illegal collection, processing, and use of personal information.

In addition, on December 28, 2021, the Cyberspace Administration of China issued the Measures for Cyber Security Review, which came into force as of February 15, 2022, which proposes to authorize the relevant government authorities to conduct cyber security reviews on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess personal data of more than one million users. The PRC National Security Law covers various types of national security, including technology security and information security.

Considering the business of our Hong Kong and China subsidiaries may involve processing information of natural and legal persons, such information may be considered important data in accordance with the PRC Cyber Security Law, the National Security Law of the People’s Republic of China, the Personal Information Protection Law of the People’s Republic of China, the Data Security Law of the People’s Republic of China, and the Personal Information Security Specification for Information Security Technology. If our Chinese subsidiary needs to provide such information generated in mainland China to Hong Kong or the United States based on business purpose or the requirements of the relevant competent authorities in the United States, it needs to obtain the permission of China’s Cyberspace Department in accordance with the Measures for Data Exit Security Assessment issued in July 2022 and implemented in September 2022 by the Cyberspace Administration of China and other relevant regulations.

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

It may be difficult for overseas shareholders and/or regulators to conduct investigations or collect evidence within China.

Shareholder claims or regulatory investigations that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigation initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the United States may not be efficient in the absence of mutual and practical cooperation mechanisms. Furthermore, according to Article 177 of the PRC Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. While the detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability of an overseas securities regulator, such as the Department of Justice, the SEC, the PCAOB and other authorities, to directly conduct an investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

Some of our business operations are conducted in Hong Kong and the PRC through our Hong Kong and China subsidiaries. If the U.S. regulators carry out an investigation on us and there is a need to conduct an investigation or collect evidence within the territory of the PRC, the U.S. regulators may not be able to carry out such an investigation or evidence collection activities directly in the PRC under the PRC laws. The U.S. regulators may consider cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or regulatory cooperation mechanisms established with the securities regulatory authority of the PRC.

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

Changes in social, political, and regulatory conditions or in laws and policies governing a wide range of topics may cause them to change their business practices. Further, their expansion into a variety of new fields also could raise several new regulatory issues. These factors could negatively affect their business and results of operations in material ways.

Moreover, they are exposed to the risk of misconduct, errors and failure to function by their management, employees and parties that they collaborate with, who may from time to time be subject to litigation and regulatory investigations and proceedings or otherwise face potential liability and penalties in relation to noncompliance with applicable laws and regulations, which could harm their reputation and business.

The recent joint statement by the SEC, proposed rule changes submitted by NASDAQ, and an act passed by the U.S. Senate and the U.S. House of Representatives, all call for additional and more stringent criteria to be applied to U.S.-listed companies with significant operations in China. These developments could add uncertainties to our future offerings, business operations, share price and reputation.

U.S. public companies that have substantially all their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity have centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto, and, in many cases, allegations of fraud.

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

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (“HFCAA”) requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited from trading on a national exchange. On December 2, 2020, the U.S. House of Representatives approved the HFCAA. On December 18, 2020, the HFCAA Act was signed into law.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, and on December 29, 2022, legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to the Accelerating Holding Foreign Companies Accountable Act and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading.

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

On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination.

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

Our auditor, JP Centurion & Partners PLT (“Centurion”), is headquartered in Kuala Lumpur, Malaysia. and is the independent registered public accounting firm that issued the audit reports included in this annual report, and as auditors of companies that are traded publicly in the United States and firms registered with the PCAOB, are subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess their compliance with the applicable professional standards. We are not aware of any reasons to believe or conclude that Centurion would not permit an inspection by PCAOB or may not be subject to such an inspection. Centurion is outside the jurisdiction of Hong Kong and China and has assured us that if requested, they shall cooperate and deliver the work papers of our Chinese subsidiaries to the PCAOB for inspection. We cannot assure you that the jurisdiction in which our current auditor is located will not implement rules forbidding our auditor to be subject to PCAOB inspection. If such rules were to be implemented, we may have to incur substantial costs and time to appoint a new auditor to re-audit our financials. This could cause the market price of our shares to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on the national securities exchange if we fail to do so timely or at commercially reasonable times.

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

As a result of this scrutiny, criticism and negative publicity, the publicly traded stock of many U.S.-listed Chinese companies sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our future offerings, our business, and our share price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our Company. This situation will be costly and time-consuming and distract our management from developing our growth. If such allegations are not proven to be groundless, we and our business operations will be severely affected, and you could sustain a significant decline in the value of our shares.

NASDAQ may apply additional and more stringent criteria for our continued listing.

NASDAQ Listing Rule 5101 provides NASDAQ with broad discretionary authority over the continued listing of securities in NASDAQ, and NASDAQ may use such discretion to apply additional or more stringent criteria for the continued listing of particular securities or suspend or delist particular securities based on any event, condition, or circumstance that exists or occurs that makes continued listing of the securities on NASDAQ inadvisable or unwarranted in the opinion of NASDAQ, even though the securities meet all enumerated criteria for continued listing on NASDAQ. In addition, NASDAQ has used its discretion to deny continued listing or to apply additional and more stringent criteria in the instances, including but not limited to where the company engaged an auditor that has not been subject to an inspection by PCAOB, an auditor that PCAOB cannot inspect, or an auditor that has not demonstrated sufficient resources, geographic reach, or experience to adequately perform the company’s audit. For the concerns, we may be subject to the additional and more stringent criteria of NASDAQ for our continued listing.

The current tension in international trade, particularly regarding U.S. and China trade policies, may adversely impact our business, financial condition, and results of operations.

Although cross-border business may not be an area of our focus, if we plan to expand our business internationally in the future, any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our services, impact our competitive position, or prevent us from being able to conduct business in certain countries. If any new tariffs, legislation, or regulations are implemented, or if existing trade agreements are renegotiated, such changes could adversely affect our business, financial condition, and results of operations. Recently, there have been heightened tensions in international economic relations, such as the one between the United States and China. The U.S. government has recently imposed, and has recently proposed to impose additional, new, or higher tariffs on certain products imported from China to penalize China for what it characterizes as unfair trade practices. China has responded by imposing, and proposing to impose additional, new, or higher tariffs on certain products imported from the United States. Following mutual retaliatory actions for months, on January 15, 2020, the United States and China entered into the Economic and Trade Agreement between the Government of the People’s Republic of China and the Government of the United States of America as a phase one trade deal, effective on February 14, 2020.

Although the direct impact of the current international trade tension and any escalation of such tension on the industries in which we operate is uncertain, the negative impact on general, economic, political and social conditions may adversely impact our business, financial condition and results of operations.

The Hong Kong legal system embodies uncertainties which could limit the legal protections available to the Company.

Hong Kong is a Special Administrative Region of the PRC and enjoys a high degree of autonomy under the “one country, two systems” principle. The Hong Kong Special Administrative Region’s constitutional document, the Basic Law, ensures that the current political situation will remain in effect for 50 years. Hong Kong has enjoyed the freedom to function with a high degree of autonomy for its affairs, including currencies, immigration and customs, an independent judiciary system and a parliamentary system. However, we are not in any position to guarantee the implementation of the “one country, two systems” principle and the level of autonomy as currently in place now. Any changes in the state of the political environment in Hong Kong may materially and adversely affect our business and operation. Additionally, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our clients.

The Standing Committee of the National People’s Congress (“SCNPC”) or PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that require us or our subsidiaries to obtain regulatory approval from Chinese authorities before or after listing in the U.S.

We are subject to certain legal and operational risks associated with being based in China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and as a result, these risks may result in material changes in the operations of our China subsidiaries, significant depreciation of the value of our shares, or a complete hindrance of our ability to offer or continue to offer our securities to investors. Recently, the PRC government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to variable interest entities, data security, and anti-monopoly concerns. As to the date of this report, we and our subsidiaries have not been involved in any investigations into cybersecurity review initiated by any PRC regulatory authority, nor has any of them received any inquiry, notice or sanction.

On August 8, 2006, six Governmental Agencies, namely, the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the CSRC and the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006 and were amended on June 22, 2009. The M&A Rules require that among other things, the Ministry of Commerce, or MOFCOM, be notified in advance of any change of control transaction in which a foreign investor acquires control of a PRC domestic enterprise and involves the following circumstances: (i) any important industry is concerned; (ii) such transaction involves factors that impact or may impact national economic security; or (iii) such transaction will lead to a change of control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. The M&A Rules also require offshore special purpose vehicles (SPV) that are controlled by PRC companies or individuals and that have been formed for overseas listing purposes through acquisitions of PRC domestic interest held by such PRC companies or individuals, to obtain the approval of CSRC prior to publicly listing their securities on an overseas stock exchange.

On December 30, 2019, the Ministry of Commerce and the State Administration of Market Supervision and Administration issued the “Foreign Investment Information Reporting Measures” (hereinafter referred to as the “Reporting Measures”), which took effect on January 1, 2020. The “Reporting Measures” clearly state that foreign investors who directly or indirectly conduct investment activities in China should submit investment information to the commercial authorities by foreign investors or foreign-invested enterprises in accordance with these Measures. If there is any change in the information of investors and their actual controllers, investment transaction information, and other information, they should report to the relevant authorities.

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

Under the current PRC laws and regulations, we do not expect that we will trigger MOFCOM pre-notification under the above-mentioned circumstances or any review by other PRC government authorities. However, the application of the M&A Rules remains unclear. If CSRC approval is required, it is uncertain whether it would be possible for us to obtain the approval, and any failure to obtain or delay in obtaining CSRC approval would subject us to sanctions imposed by the CSRC and other PRC regulatory agencies. According to our PRC counsel, Chiu Sui Wun Grace from Guangdong Qianhai Sun Law Firm, based on her understanding of the current PRC laws, rules and regulations, the CSRC’s approval under the M&A Rules may not be required for our continued listing on Nasdaq, given that: (i) we did not establish our mainland China subsidiaries through a merger with or acquisition of PRC domestic companies as defined in the M&A Rules, and (ii) our mainland China subsidiaries through a merger with or acquisition of PRC domestic companies do not involve following circumstances of “any important industry is concerned, or such transaction involves factors that impact or may impact national economic security; or such transaction will lead to a change of control of a domestic enterprise which holds a famous trademark or PRC time-honored brand”.

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

In addition, according to the “Reporting Measures” issued by the Ministry of Commerce and the State Administration of Market Supervision and Administration on December 30, 2019 (took effective on 1 January 2020), our previous listing on NASDAQ may be identified as a change in circumstances such as investors and should be reported to the relevant competent authorities in accordance with the “Reporting Measures”.

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

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments, which require, among others, in addition to any “operator of critical information infrastructure,” any “data processor” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review. Later, on December 28, 2021, the Measures for Cybersecurity Review (2021 version) were promulgated and became effective on February 15, 2022, which provide that any “online platform operators” controlling the personal information of more than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review. The Measures for Cybersecurity Review (2021 version) further elaborated the factors to be considered when assessing the national security risks of the relevant activities. The Regulations on the Administration of Network Data Security issued on September 24, 2024 and took effect on January 1, 2025, which does not involve that data handlers that process the personal information of more than one million users listed in a foreign country should apply for a cybersecurity review, and we do not believe we are among the “operator of critical information infrastructure”, “data processor”, “online platform operators” or “data handlers” as mentioned above; however, considering our Chinese subsidiary’s business may involve important data such as personal information, the relevant activities of our Chinese subsidiary will be regulated by Measures for Cyber Security Review and other relevant data regulations.

On February 17, 2023, the CSRC released the Trial Measures and five supporting guidelines, which will come into effect on March 31, 2023, and if enacted, may subject us to additional compliance requirements in the future. See “Risk Factors - Risks Related to Our Corporate Structure - The Opinions recently issued by the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council, and the New Overseas Listing Rules promulgated by the CSRC may subject us to additional compliance requirements in the future.”

The Measures for Cybersecurity Review (2021 version) was newly adopted, substantial uncertainties exist with respect to the interpretation and implementation regarding such laws and regulations. Furthermore, if we are required by the Trial Measures to complete the filing procedures with the CSRC in connection with our listing, we cannot assure you that we will be able to complete such filings in a timely manner, or at all, in the future. Any failure by us to comply with such filing procedures could impact our operations materially and adversely and significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Furthermore, we, our subsidiaries, and our investors may face uncertainty about future actions by the government of China that could significantly affect our financial performance and operations. We cannot assure you that the PRC government will not initiate possible governmental actions or scrutiny to us, which could substantially affect our operation, and the value of our shares may depreciate quickly. As of the date of this report, neither our Company nor any of our subsidiaries have received nor was denied permission from Chinese authorities to list on U.S. exchanges under the PRC laws and regulations currently in effect. However, there is no guarantee that our Company or our subsidiaries will receive, or not be denied, permission from Chinese authorities to list on U.S. exchanges in the future. China’s economic, political, and social conditions, as well as interventions and influences of any government policies, laws and regulations are uncertain and could have a material adverse effect on our business.

The Opinions recently issued by the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council, and the New Overseas Listing Rules promulgated by the CSRC may subject us to additional compliance requirements in the future.

On February 17, 2023, with the approval of the State Council, the CSRC released the Trial Measures and five supporting guidelines, which came into effect on March 31, 2023. According to the Trial Measures, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC; if a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines; (2) if the issuer meets both of the following conditions, the overseas offering and listing shall be determined as an indirect overseas offering and listing by a domestic company: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; (ii) its major operational activities are carried out in mainland China or its main places of business are located in mainland China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in mainland China; and (3) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes an application for an initial public offering in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted. On the same day, the CSRC also held a press conference for the release of the Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which, among others, clarifies that (1) on or prior to the effective date of the Trial Measures, domestic companies that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges may reasonably arrange the timing for submitting their filing applications with the CSRC, and must complete the filing before the completion of their overseas offering and listing; (2) a six-month transition period will be granted to domestic companies which, prior to the effective date of the Trial Measures, have already obtained the approval from overseas regulatory authorities or stock exchanges, but have not completed the indirect overseas listing; if domestic companies fail to complete the overseas listing within such six-month transition period, they shall file with the CSRC according to the requirements; and (3) the CSRC will solicit opinions from relevant regulatory authorities and complete the filing of the overseas listing of companies with contractual arrangements which duly meet the compliance requirements, and support the development and growth of these companies.

On April 2, 2022, the CSRC solicited opinions from the public on the revision of the “Regulations on Strengthening the Confidentiality and Archive Management of Securities Issuance and Listing Abroad”. On February 24, 2023, the “Regulations on Strengthening the Confidentiality and Archive Management of Securities Issuance and Listing Abroad” (hereinafter referred to as the “Regulations on Overseas Listing Archives”) were announced and came into effect on March 31, 2023. According to Regulations on Overseas Listing Archives, the overseas listing activities of domestic companies, domestic companies, as well as securities companies and securities service institutions providing relevant securities services thereof, should establish a sound system of confidentiality and archival work, should not disclose state secrets, or harm the state and public interests. Where a domestic company provides or publicly discloses to the relevant securities companies, securities service institutions, overseas regulatory authorities and other entities and individuals, or provides or publicly discloses through its overseas listing entity, any document or material involving any state secret or any work secret of any governmental agency, it shall report to the competent authority for approval in accordance with the law, and submit to the secrecy administration department for filing. Domestic companies shall not provide accounting records to an overseas accounting firm that has not performed the corresponding procedures. Securities companies and securities service organizations shall comply with the confidentiality and archive management requirements and keep the documents and materials properly. Securities companies and securities service institutions that provide domestic enterprises with relevant securities services for overseas issuance and listing of securities shall keep such archives they compile within the territory of the PRC and shall not transfer such archives to overseas institutions or individuals, by any means, such as carrying, shipping or through any other information technologies, without the approval of the relevant competent authorities. If the archives or duplicates of such archives are of important value to the state and society and need to be taken abroad, approval shall be obtained in accordance with relevant provisions.

The Trial Measures and Regulations on Overseas Listing Archives subject us to additional compliance requirements in the future, and we cannot assure you that we will be able to get the clearance of filing procedures under the Trial Measures on a timely basis, or at all. Any failure by us to fully comply with new regulatory requirements, including but limited to the failure to complete the filing procedures with the CSRC if required, may significantly limit or completely hinder our ability to offer or continue to offer our Ordinary Shares, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our financial condition and results of operations and cause our Common Stock to significantly decline in value or become worthless.

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

In the event that our shares trade under $5.00 per share, they will be considered penny stock. Trading in penny stocks has many restrictions, and these restrictions could severely affect the price and liquidity of our shares.

If our stock trades below $5.00 per share, our stock would be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our Common Stock would be considered as a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established Members and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities and may negatively affect the ability of holders of shares of our Common Stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low-priced securities that do not have a very high trading volume. Consequently, the price of the stocks is often volatile, and you may not be able to buy or sell the stock when you want to.

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future. At present, we intend to retain all our earnings, if any, to finance the development and expansion of our business. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our Common Stock appreciates.

Together, our Chief Executive Officer, Mr. Lee, Chong Kuang, and our Chief Financial Officer, Mr. Loke, Che Chan Gilbert own a large percentage of our outstanding stock and could significantly influence the outcome of our corporate matters.

Currently, Mr. Lee, Chong Kuang, our CEO. and his spouse own approximately 25% of our outstanding shares of Common Stock, and Mr. Loke, Che Chan Gilbert, our CFO, and his sons in aggregate own approximately 19% of our outstanding shares of Common Stock, collectively 44%. As a result, Messrs. Lee and Loke are collectively able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit the other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Oversee Third-Party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the system and organization controls (SOC) reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the financial year ended December 31, 2024. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such an incident may have a material effect, including on our operations, business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Governance

Our board of directors is responsible for monitoring and assessing strategic risk exposure. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee. Our executive management team informs our Audit Committee on cybersecurity risks on a regular basis, at least once per year.

The Audit Committee is primarily responsible for assisting our board of directors in fulfilling its ultimate oversight responsibilities relating to risk assessment and management, including relating to cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program, including processes and policies for determining risk tolerance, and reviews management’s strategies for adequately mitigating and managing identified risks, including risks relating to cybersecurity threats.

Our cybersecurity coordinator is responsible for assessing and managing our material risks from cybersecurity threats, in close collaboration with our IT team and reports to our CEO. This ensures that the senior management are kept abreast of the cybersecurity posture and potential risks faced by our group.

ITEM 2. PROPERTIES

Our principal executive offices are located at B-23A-02, G-Vestor Tower, Pavilion Embassy, 200 Jalan Ampang, 50450 W.P. Kuala Lumpur, Malaysia.

Location	Owner	Use

D-07-06 and D-07-07~Sky Park @ One City, Jalan USJ 25/1, 47650 Subang Jaya, Selangor Darul Ehsan, Malaysia	Greenpro Resources Sdn. Bhd.	Investment for rental income and capital gains

Units 6, 7 and 8, 22/F., Di Wang Building, No. 5002 Shennan Dong Road, Luohu District, Shenzhen, China	Greenpro Management Consultancy Limited	Self-use business premises

Units A8, B1, B6, B7, C9, D8 of 14/F. and roofs, Wang Cheung Industrial Building, 6 Tsing Yeung Circuit, Tuen Mun, New Territories, Hong Kong	Forward Win International Limited	Investment for rental income and capital gains

We believe that the current facilities are adequate for our current needs. We intend to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. LEGAL PROCEEDINGS

On August 24, 2021, Plaintiff, Millennium Fine Art Inc. (“MFAI”) filed a Complaint against the Company, alleging that on or about April 21, 2021, MFAI and the Company entered into a contract (the “Contract”) by which MFAI agreed to create 7,700 non-fungible tokens (“NFT”) in exchange for sixteen million dollars ($16,000,000) worth of shares of the Company. MFAI claims that the Company breached the Contract by refusing delivery of the NFTs and not delivering $16 million worth of shares to MFAI. The Complaint asserts causes of action for breach of contract, special damages and promissory estoppel, and seeks sixty-six million dollars ($66,000,000) in damages, specific performance by the Company according to the terms of the Contract, and MFAI’s attorney’s fees and costs.

On October 18, 2021, the Company filed a motion, denying all the material allegations of the Complaint, and seeking to stay the case and compel arbitration pursuant to the purported Contract. In its motion, the Company only sought to enforce the terms of the Contract as it relates to arbitration but otherwise denied the existence of a valid and binding contract. Over MFAI’s opposition, the Court granted the Company’s motion, and stayed the case, pending the resolution of the Parties’ arbitration of the dispute.

On or about April 1, 2022, MFAI filed a Request for Arbitration with Judicial Arbitration and Mediation Services, Inc. (JAMS) dispute resolution services, in response to which the Company filed a Statement of Answer, denying the material allegations of the Complaint, which the Company deems to be without merit. The matter is in the discovery phase, and the Company intends to continue vigorously defending this matter. The arbitration final hearing is scheduled to be held in Las Vegas, Nevada on January 12-16, 2026.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed on the NASDAQ Capital Market under the trading symbol “GRNQ.” Our Common Stock did not trade prior to July 9, 2015.

On April 8, 2025, the closing price for our Common Stock as reported on the NASDAQ Capital Market was $0.89.

As of April 9, 2025, we had 7,575,813 shares of our Common Stock issued and outstanding. There were approximately 190 record holders of our Common Stock. Such number does not include any shareholders holding shares in nominee or “street name”.

Dividend Policy

We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our board of directors and will depend on our current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Recent Sales of Unregistered Securities

All sales of unregistered Common Stock of the Company were made in reliance upon Section 4(a)(2) of the Securities Act, Regulation D and/or Rule 903 of Regulation S promulgated thereunder.

During 2024 and 2023, the Company did not issue any shares of its Common Stock.

Equity Compensation Plan Information

We have not adopted or approved an equity compensation plan. None of the options, warrants or other convertible securities have been granted outside of an approved equity compensation plan.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, whose business address is 18 Lafayette Place, Woodmere, NY 11598 and telephone number is 212-828-8436.

Repurchase of Common Stock

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2024, and 2023, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties, and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

Company Overview

Greenpro Capital Corp. (the “Company” or “Greenpro”), was incorporated in the State of Nevada on July 19, 2013. We provide cross-border business solutions and accounting outsourcing services to small and medium-sized businesses located in Asia, with an initial focus on Hong Kong, China and Malaysia. Greenpro provides a range of services as a package solution (the “Package Solution”) to our clients, and we believe that our clients can reduce their business costs and improve their revenues.

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. One of our venture capital business segments focuses on (1) establishing a business incubator for start-up and high-growth companies to support such companies during critical growth periods, which will include education and support services, and (2) searching the investment opportunities in selected start-up and high-growth companies, which may generate significant returns to the Company. Our venture capital business focuses on companies located in Southeast Asia and East Asia, including Hong Kong, China, Malaysia, Thailand, and Singapore. Another venture capital business segment focuses on rental activities of commercial properties and the sale of investment properties.

One of our Labuan subsidiaries, Green-X Corp. (“Green-X”), was approved and compliant with all the requirements by Labuan Financial Services Authority (Lembaga Perkhidmatan Kewangan Labuan) in 2022 to establish a platform under Part IX of the Labuan Financial Services and Securities Act 2010 (LFSSA), pursuant to Section 134 of the LFSSA.

Green-X is a platform operator licensed under the LFSSA whereby security token issuers (“Issuers”) offer their security tokens for subscription and trading by investors (“Investors”) through the Green-X digital asset exchange (“Green-X DAX”) platform. ISRA International Consulting Sdn. Bhd. (“ISRA Consulting/Shariah Adviser of the platform”) is responsible for advising on and ensuring end-to-end Shariah compliance for the Green-X DAX platform’s operations.

ISRA Consulting issued a Shariah pronouncement for the Green-X DAX platform (the “Pronouncement”) on June 22, 2023. The Pronouncement was valid for one (1) renewable year from the signing date it was born. Following the expiration of the Pronouncement, ISRA Consulting conducted a Shariah review exercise in preparation for its renewal. The Shariah review followed a specific methodology and serves as the basis for the renewal decision. Pursuant to the Shariah review, the Green-X DAX platform’s operations and related documents complied with the principles of Shariah, the Pronouncement was renewed on September 20, 2024.

Results of Operations

For information regarding our controls and procedures, see Part–II, Item 9A - Controls and Procedures, of this Annual Report.

During the years ended December 31, 2024, and 2023, we principally operated in three regions: Hong Kong, China, and Malaysia. We derived revenues from the provision of business services, digital platform services and trading of digital assets, and leasing or trading of our commercial properties, respectively.

A table further describing our revenues and the cost of revenues is set forth below:

	Year ended December 31,
	2024	2023
REVENUES:
Service revenue (including $364,336 and $1,425,577 of service revenue from related parties for the years ended December 31, 2024, and 2023, respectively)	$3,091,903	$3,379,596
Digital revenue (including $21,000 of digital revenue from related parties for the year ended December 31, 2024)	327,802	-
Rental revenue	76,700	98,068
Total revenues	3,496,405	3,477,664

COST OF REVENUES:
Cost of service revenue (including $10,934 and $23,280 of cost of revenue to related parties for the years ended December 31, 2024, and 2023, respectively)	(355,120)	(534,965)
Cost of digital revenue	(48,495)	-
Cost of rental revenue	(22,825)	(36,613)
Total cost of revenues	(426,440)	(571,578)

GROSS PROFIT	3,069,965	2,906,086

OPERATING EXPENSES:
General and administrative (including $149,817 and $122,880 of general and administrative expenses to related parties for the years ended December 31, 2024, and 2023, respectively)	(4,039,243)	(4,409,264)

LOSS FROM OPERATIONS	(969,278)	(1,503,178)

Comparison of the years ended December 31, 2024, and 2023

Total Revenues

Total revenue was $3,496,405 and $3,477,664 for the years ended December 31, 2024, and 2023, respectively.

An increase of revenue was mainly due to the revenue generated from our digital platform and trading of digital assets of $327,802 during the year ended December 31, 2024. We expect revenue from our new business segment to steadily improve as we are expanding into the digital business.

Service Business Revenue

Revenue from the provision of business services was $3,091,903 and $3,379,596 for the years ended December 31, 2024, and 2023, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We expect revenue from our business services segment to recovery slightly as we are exploring new markets.

Digital Revenue

Revenue from digital platforms and trading digital assets was $327,802 and $0 for the years ended December 31, 2024, and 2023, respectively. It was derived from the digital platform service of $195,881 and the trading of digital assets of $131,921, respectively, during 2024.

Real Estate Business

Rental Revenue

Revenue from rentals was $76,700 and $98,068 for the years ended December 31, 2024, and 2023, respectively. It was derived principally from leasing properties in Hong Kong and Malaysia. We expect our rental income will be stable.

Sale of Properties

There was no revenue generated from the sale of real estate properties for the year ended December 31, 2024, and 2023, respectively.

As opportunities permit, management expects the Company will continuously purchase and sell commercial properties. Accordingly, we expect revenue and costs attributable to the sale of properties to fluctuate on a going forward basis.

Total Operating Costs and Expenses

Total operating costs and expenses were $4,465,683 and $4,980,842 for the years ended December 31, 2024, and 2023, respectively. They consist of cost-of-service revenue, cost of digital revenue, cost of rental revenue and general and administrative expenses “G&A”.

Loss from operations was $969,278 and $1,503,178 for the years ended December 31, 2024, and 2023, respectively. The decrease in loss from operations was mainly due to an increase in gross profit from our digital business of $279,307 and a decrease in G&A expenses of $370,021 for the year ended December 31, 2024.

Cost of business services revenue

The cost of revenue for the provision of business services was $355,120 and $534,965 for the years ended December 31, 2024, and 2023, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs and other professional fees directly attributable to costs related to the services rendered.

Cost of digital revenue

Cost of revenue for the provision of digital platform services and trading of digital assets was $48,495 and $0 for the years ended December 31, 2024, and 2023, respectively. It primarily consists of the cost of technical advisory and IT support to blockchain-based services directly attributable to the cost of digital platforms and digital assets.

Cost of rental revenue

Cost of rental revenue was $22,825 and $36,613 for the years ended December 31, 2024, and 2023, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants. A decrease in the cost of rental revenue was mainly due to 40% of FWIL’s real estate properties being distributed to its NCI in April 2024. As a result, fewer property units were available for leasing and lower costs were incurred.

Cost of real estate properties sold

During the years ended December 31, 2024, and 2023, no real estate property was sold, and hence no cost was incurred.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $4,039,243 and $4,409,264 for the years ended December 31, 2024, and 2023, respectively. In 2024, our G&A expenses primarily consisted of employees’ salaries and allowances of $1,492,531, directors’ salaries and compensation of $720,658, advertising and marketing of $262,326, consulting fee of $141,512, provision for credit losses of $90,223, rent and rates of $114,208, and audit, legal, and other professional fees of $447,342. In 2023, our G&A expenses primarily consisted of employees’ salaries and allowances of $1,409,361, directors’ salaries and compensation of $702,685, advertising and marketing of $189,536, consulting fee of $163,783, provision for credit losses of $584,919, rent and rates of $114,401, and audit, legal, and other professional fees of $497,919. The decreased G&A expense of $370,021 was mainly derived from the decrease of provision for credit losses of $494,696 offset by the increase of employees’ salaries and allowances of $83,170 during the same period from 2023 to 2024. We expect our G&A expenses will slightly increase as we are developing our digital platform businesses through our Labuan subsidiary, Green-X Corp. and digital banking businesses through Global Business Hub Limited, a newly acquired subsidiary in Labuan.

Other Income or Expenses

Net other income was $247,890 and $2,559,706 for the year ended December 31, 2024, and 2023, respectively. In 2024, net other income mainly consisted of other income from gain on disposal of investments of $324,917, gain on disposal of real estate held for investment of $21,634 and interest income of $19,161, while other expenses mainly consisted of impairment of other investments of $87,425 and impairment of goodwill of $82,561. In 2023, other income mainly consisted of a reversal of impairment of the other investment of $6,882,000, a reversal of write-off notes receivable of $600,000 and interest income of $41,401, while other expenses mainly consisted of impairment of other investments of $4,982,000 and impairment of the other receivable of $60,000.

Net Loss Attributable to Noncontrolling Interests

The Company recorded a net loss attributable to noncontrolling interest in the consolidated statements of operations for a non-controlling interest (the “NCI”) of a consolidated subsidiary, Forward Win International Limited (“FWIL”), which is principally engaged in trading and leasing of properties in Hong Kong.

The Company has been a 60% shareholder of FWIL since inception.

On April 15, 2024, the Company acquired the remaining 40% shares of FWIL from the NCI by distribution of 40% of FWIL’s real estate properties for consideration of its acquisition and settlement of loan from the NCI (the “Acquisition”).

After the Acquisition, FWIL becomes the wholly owned subsidiary of the Company and no profit or loss attributable to the NCI thereafter.

The Company recorded net losses attributable to noncontrolling interests of $10,543 and $23,886 for the years ended December 31, 2024, and 2023, respectively. The amount of $10,543 represents the share of net loss attributable to the NCI prior to the Acquisition. During 2024 and 2023, the net loss attributable to noncontrolling interests was primarily due to a net loss incurred by FWIL and its share of loss allocated to the noncontrolling interests.

Net Income (Loss)

Net loss was $725,827 for the year ended December 31, 2024, while net income was $1,049,699 for the year ended December 31, 2023. In 2023, net income was mainly derived from a reversal of impairment of other investment of $6,882,000 and a reversal of write-off notes receivable of $600,000, but no such reversals occurred during 2024.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Annual Report, we are not aware of any trends, uncertainties, demands, commitments or events for the year ended December 31, 2024 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2024.

Contractual Obligations

As of December 31, 2024, one of our subsidiaries, leases one office in Hong Kong under a non-cancellable operating lease, with a term of two years commencing from March 15, 2023, to March 14, 2025.

On December 31, 2024, the future minimum rental payment under this lease in the aggregate is approximately $20,041 and is due as follows: 2025: $20,041.

In June 2023, one of our subsidiaries in Malaysia purchased a motor vehicle and the majority amount of the purchase, $18,957 was funded by Maybank Islamic under a finance lease agreement with a term of five years commencing from June 3, 2023, to June 2, 2028. As of December 31, 2024, the future minimum lease payments under this lease in the aggregate are approximately $15,745 and are due as follows: 2025: $4,609, 2026: $4,609 and 2027 and thereafter: $6,527.

Related Party Transactions

For the years ended December 31, 2024, and 2023, related party service revenue totaled $364,336 and $1,425,577, respectively.

During 2024, related party service revenue principally includes service revenue generated from Celmonze Wellness Corporation (“Celmonze”) of $149,459 and REBLOOD Biotech Corp. (“REBLOOD”) of $66,245, in aggregate representing approximately 59% of the related party service revenue and 7% of the service revenue for the year ended December 31, 2024, respectively.

During 2023, related party service revenue principally includes the service revenue generated from Angkasa-X Holdings Corp. (“Angkasa-X”) of $354,116, catTHIS Holdings Corp. (“catTHIS”) of $326,195, Leader Capital Holdings Corp. of $258,250, Simson Wellness Tech. Corp. of $191,218 and Hypercube Inc. of $140,000, in aggregate representing approximately 89% of the related party service revenue and 38% of the service revenue for the year ended December 31, 2023, respectively.

For the year ended December 31, 2024, digital revenue from related parties totaled $21,000.

During 2024, related party digital revenue principally includes revenue generated from our Chief Executive Officer, Lee, Chong Kuang (“Mr. Lee”), of $20,000, representing approximately 95% of revenue from the related party digital revenue for the year ended December 31, 2024.

For the years ended December 31, 2024, and 2023, cost of service revenue to related parties was $10,934 and $23,280, respectively.

During 2024, related party cost of service revenue includes cost of services paid to Falcon Management Limited (“FML”) of $5,054, Falcon Consulting Limited (“FCL”) of $2,130 and Loke Yu (“Jimmy”) of $3,750, respectively. FML is wholly owned by our Chief Financial Officer, Loke, Che Chan Gilbert (“Mr. Loke”), FCL is wholly owned by Mr. Loke’s spouse and Jimmy is Mr. Loke’s brother.

During 2023, related party cost of service revenue includes cost of revenue paid to SEATech Ventures Corp. (“SEATech”) of $23,280.

For the years ended December 31, 2024, and 2023, related party G&A expenses totaled $149,817 and $122,880, respectively.

During 2024, related party general and administrative (“G&A”) expenses include consulting fees paid to Ms. Yap Pei Ling (“Ms. Yap”), spouse of our Chief Executive Officer, Mr. Lee of $14,996, Ms. Yap’s wholly owned company, Bright Interlink Sdn. Bhd. (“BISB”) of $13,814 and Mr. Loke’s company, FCL of $40,293, and management fees paid to Greenpro Global Capital Village Sdn. Bhd. (“GGCVSB”) of $80,714, a Malaysian company jointly owned by Mr. Lee and Mr. Loke.

During 2023, related party G&A expenses include computer expenses paid to First Bullion Holdings Inc. (“FBHI”) of $21,780, consulting fees paid to Ms. Yap of $37,799 and her wholly owned company, BISB, of $15,762, management fees paid to GGCVSB of $44,475 and marketing expenses paid to catTHIS of $3,064.

For the years ended December 31, 2024, and 2023, related party other income was $47,635 and $47,609, respectively.

During 2024, related party other income includes other income generated from Acorn Finance Limited (“Acorn”) of $11,895, Greenpro Trust Limited (“GTL”) of $35,685, and SEATech Ventures Corp. (“SEATech”) of $55.

During 2023, the related party other income includes other income generated from Acorn of $8,862, GTL of $5,747 and SEATech of $33,000.

For the year ended December 31, 2024, related party interest income was $5,073.

During 2024, the related-party interest income includes interest income generated from GTL of $962 and GTL’s subsidiary, Greenpro Custodian Service Limited of $4,111.

For the year ended December 31, 2024, gain on disposal of related party investments was $324,917.

During 2024, gain on disposal of related party investments includes the gain from the sale of common stock of Agape ATP Corporation (“Agape”) of $307,597 and MU Global Holding Limited (“MUGH”) of $17,320, respectively.

Impairment of related party investments was $87,425 and $4,982,000 for the years ended December 31, 2024, and 2023, respectively.

During 2024, impairment of related party investments includes impairment from investment of New Business Media Sdn. Bhd. (“NBMSB”) of $82,000, Angkasa-X of $2,800, Global Leaders Corporation of $900, ACT Wealth Academy Inc. of $600, Best2bid Technology Corp. of $550, Ata Global Inc. of $225, catTHIS of $200 and Jocom Holdings Corp. of $150, respectively.

During 2023, impairment of related party investments includes impairment from investment of Millennium Fine Art Inc. of $4,000,000, Ata Plus Sdn. Bhd. (“APSB”) of $736,000 and First Bullion Holdings Inc. of $246,000, respectively.

Loss on disposal of a related party investment, REBLOOD Biotech Corp. was $100 for the year ended December 31, 2024.

Impairment of other receivables from a related party, Greenpro KSP Holding Group Company Limited was $60,000 for the year ended December 31, 2023.

A reversal of impairment of related party investment, Innovest Energy Fund $6,882,000 for the year ended December 31, 2023.

As of December 31, 2024, the net accounts receivable from a related party, was due from Mr. Loke of $41.

Amounts due from related parties were $954,184 and $750,860 as of December 31, 2024, and 2023, respectively. Amounts due to related parties were $57,497 and $389,274 as of December 31, 2024, and 2023, respectively.

As of December 31, 2024, amounts due from related parties mainly include amounts due from GGCVSB of $772,311, GTL of $90,207 and FBHI of $90,000, while amounts due to related parties mainly include Mr. Loke’s wholly owned company, Falcon Certified Public Accountants Limited (“FCPA”) of $22,820 and Mr. Lee of $20,677, respectively.

As of December 31, 2023, amounts due from related parties mainly include the amount due from GGCVSB of $723,889, while amounts due to related parties mainly include the amount due to the noncontrolling interests of our 60% ownership subsidiary, Forward Win International Limited of $336,636.

Deferred costs of revenue to related party were $18,750 as of December 31, 2024, while deferred revenue from related party was $157,500 as of December 31, 2023, respectively.

As of December 31, 2024, deferred costs of revenue to related party were $11,250 and 7,500 associated with Jimmy and FML, respectively.

As of December 31, 2023, deferred revenue from related parties includes APSB of $15,800, REBLOOD of $60,000 and Celmonze of $81,700, respectively.

As of December 31, 2024, and 2023, other investments in related parties were $12,073 and $100,106, respectively.

As of December 31, 2024, related party investments mainly include investment in GTL of $11,981.

As of December 31, 2023, related party investments mainly include investments in NBMSB of $82,000 and GTL of $11,981, respectively.

Our related parties are mainly those companies in which Greenpro Venture Capital Limited or Greenpro Resources Limited owns a certain number of shares or a certain percentage of interest in those companies, or the Company can exercise significant influence over those companies’ financial and operating policy decisions. Some of the related parties are either controlled by or under the common control of Mr. Loke, Che Chan Gilbert or Mr. Lee, Chong Kuang, executive officers and directors of the Company.

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

The Company’s revenue consists of revenue from providing business consulting and corporate advisory services (“service revenue”), revenue from the provision of digital platforms and trading of digital assets (“digital revenue”), revenue from the rental of real estate properties and revenue from the sale of real estate properties.

Impairment of long-lived assets

Long-lived assets primarily include real estate held for investment, real estate held for use, furniture and equipment, and intangible assets. In accordance with the provisions of ASC 360, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount of the asset.

Recent accounting pronouncements

Refer to Note 1 in the accompanying consolidated financial statements.

Liquidity and Capital Resources

Our cash balance on December 31, 2024, was $1,124,818, as compared to $2,223,197 on December 31, 2023, a decrease of $1,098,379. We estimate the Company has sufficient cash available to meet its anticipated working capital for the next twelve months.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2024, the Company recorded a net loss of $725,827 and net cash used in operations of $1,360,454, and as of December 31, 2024, the Company incurred accumulated deficit of $37,264,379. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s financial statements on December 31, 2024, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

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

Operating activities

Net cash used in operating activities was $1,360,454 and $1,594,718 for the years ended December 31, 2024, and 2023, respectively. The net cash used in operating activities in 2024 primarily consisted of a net loss of $725,827, a gain on disposal of other investments of $324,917, a decrease in deferred revenue of $862,404, an increase in digital assets of $192,398 and offset by an increase in accounts payable and accrued liabilities of $250,412 and a decrease in prepaids and other current assets of $179,857, while the net cash used in operating activities in 2023 was mainly from a reversal of impairment of other investment of $6,882,000, a reversal of write-off notes receivable of $600,000 and a decrease in deferred revenue of $758,840 and offset by net income for the year of $1,049,699, impairment of other investments of $4,982,000, impairment of other receivable of $60,000 and provision for credit losses of $584,919.

Non-cash net expenses totaled $159,679 and non-cash net income totaled $1,617,347 and for the years ended December 31, 2024, and 2023, respectively.

Non-cash expenses, net was comprised of non-cash expenses from depreciation and amortization of $245,921, provision for credit losses of $90,223, impairment of other investments of $87,425, impairment of goodwill of $82,561 and loss of disposal of investment of $100 and offset by non-cash income from gain on disposal of investments of $324,917 and gain on disposal of real estate held for investment of $21,634 for the year ended December 31, 2024.

Non-cash income, net was composed of non-cash income of reversal of investment impairment of $6,882,000, reversal of write-off notes receivable of $600,000 and other gains of $154 and offset by non-cash expenses of depreciation and amortization of $237,888, provision of credit losses of $584,919, impairment of other investments of $4,982,000, impairment of other receivable of $60,000 for the year ended December 31, 2023.

The Company incurred operating losses and had net cash used in operating activities during the past two years.

Investing activities

Net cash provided by investing activities was $601,277 for the year ended December 31, 2024, as compared to net cash used in investing activities of $94,640 for the year ended December 31, 2023.

During 2024, cash provided by investing activities was composed of the proceeds from the disposal of other investments of $322,820, proceeds from real estate held for investment of $267,985 and proceeds from real estate held for sale of $15,632, offset by the purchase of equipment of $5,068 and purchase of other investment of $92.

During 2023, cash used in investing was composed of the purchase of equipment of $85,069.

Financing activities

Net cash used in financing activities was $208,768 and $5,968 for the year ended December 31, 2024, and 2023 respectively.

During 2024, net cash used in financing activities was mainly due to the advances to related parties of $205,321.

During 2023, net cash used in financing activities was mainly due to the advances to related parties of $604,066, offset by the collection of notes receivable of $600,000.

During 2024 and 2023, the Company did not issue any shares of its Common Stock, and as of December 31, 2024, there were 7,575,813 shares of Common Stock issued and outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, and have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted assessments of the Company’s internal control over financial reporting as of December 31, 2024, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2024, the Company’s internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during the year ended December 31, 2024, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, intends that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some people, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information about our directors and executive officers as of the date of this Annual Report.

Name	Age	Positions and Offices

Lee, Chong Kuang	51	President, Chief Executive Officer, Director
Loke, Che Chan Gilbert	70	Chief Financial Officer, Secretary, Treasurer, Chairman of the Board
Sheth, Prabodh Kumar Kantilal H	62	Director
Chuchottaworn, Srirat (1)	56	Director
Han, Mean Kwong (1)(2)(3)	69	Director
Chew, Chee Wah (1)(2)(3)	60	Director
Wong, Christopher Yu Nien (1)(2)(3)	50	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Lee, Chong Kuang, age 51, has served as our Chief Executive Officer, President, and Director since July 19, 2013. During the period from July 19, 2013, to June 5, 2019, he served as Chairman of the Board.

From 2003 until January 2015, Mr. Lee served as a director of Asia UBS Global Ltd, a Hong Kong company, which he founded in 2003. He served as director, Chief Financial Officer and Treasurer of Odenza Corp. from February 4, 2013, to April 29, 2016. He also served as the Chief Financial Officer and director of Moxian Corporation from October 2012 until December 2014. Mr. Lee served as director of Greenpro Talents Ltd. from November 16, 2015, to June 6, 2017. Mr. Lee has served as director of GC Investment Management Limited, which is the investment manager of Greenpro Asia Strategic SPC, since April 6, 2016. From 1997 to 2000, Mr. Lee worked at K. Y. Ho & Co., Chartered Accountants. He began his professional career with Siva Tan & Co., a Chartered Accountant firm in Malaysia in 1995 where he remained until 1997.

As a qualified member of the ACCA and Malaysia Institute of Accountants, Mr. Lee earned his professional qualification from the Hong Kong Institute of Certified Public Accountants and extended his professional services covering accounting, tax, and corporate structuring planning with a special focus on cross-border client nature, in addition to his accounting software businesses. Mr. Lee established the Cross-Border Business Association (CBBA) – an NGO (Non-Government Organization) established under the Hong Kong Society Act - to provide information and professional advice on Cross Border Business for its investment members. For the Cross-Border Investment, especially in the mining resources companies which have been growing fast since 2011, Mr. Lee continues to support his clients by using cloud platforms to strengthen its clientele using technology advancement and models such as SaaS, PaaS, etc., for accounting and management solution purposes.

Mr. Lee brings to the board of directors his business leadership, corporate strategy and accounting and financial expertise.

Loke, Che Chan Gilbert, age 70, has served as our Chief Financial Officer, Treasurer and Director since inception on July 19, 2013. Effective from June 6, 2019, he serves as Chairman of the Board.

Mr. Loke has extensive knowledge of accounting and has been an accountant for more than 35 years. He was trained and qualified with UHY (formerly known as Hacker Young), Chartered Accountants, one of the large accounting firms based in London, England between 1981 and 1988. His extensive experience in auditing, accounting, taxation, SOX compliance and corporate listings has prompted him to specialize in corporate advisory, risk management and internal controls serving small to medium-sized enterprises. From September 1999 until June 2013, Mr. Loke served as an adjunct lecturer in ACCA P3 Business Analysis at HKU SPACE (HKU School of Professional and Continuing Education), which is an extension of the University of Hong Kong and provides professional and continuing education. Mr. Loke worked as an independent, non-executive director of ZMay Holdings Limited, a public company listed on the Hong Kong Stock Exchange from January 2008 to July 2008 and as Chief Financial Officer for Asia Properties Inc. from May 31, 2011, to March 28, 2012, and Sino Bioenergy Inc., with both companies listed on the OTC Markets in the US, from 2011 to 2012. Mr. Loke has served as the Chief Executive Officer and a director of Greenpro Resources Corporation since October 16, 2012. He also served as the Chief Executive Officer and a director of Moxian Corporation from October 2012 until December 2014. Mr. Loke served as an independent director of Odenza Corp. from February 2013 to May 2015. He has also served as the Chief Financial Officer, Secretary, Treasurer, and director of CGN Nanotech, Inc. from September 4, 2014, to September 28, 2016.

Mr. Loke served as director of Greenpro Talents Ltd. from November 16, 2015, to June 6, 2017. Mr. Loke has served as director of GC Investment Management Limited, which is the investment manager of Greenpro Asia Strategic SPC, since April 6, 2016. Mr. Loke earned his degree of MBA from Bulacan State University, Philippines, and earned his professional accountancy qualifications from the ACCA, AIA and HKICPA. He also earned other professional qualifications from the HKICS, ICSA as a Chartered Secretary, FPAM - Malaysia as a Certified Financial Planner, ATIHK as a tax adviser in Hong Kong and CWM Institute as a Chartered Wealth Manager in Hong Kong.

Mr. Loke brings to the board of directors accounting and financial expertise, and business leadership.

Sheth, Prabodh Kumar Kantilal H, age 62, joined us as an Independent Director of the Company on March 1, 2024. On May 31, 2024, the Board re-designated Mr. Sheth from an Independent Director to a Non-executive Director and Mr. Sheth resigned from his positions as chairman of the Board’s Audit Committee and Compensation Committee and member of the Nominating and Corporate Governance Committee effective June 1, 2024.

Mr. Sheth has over 30 years of experience in accounting, auditing, business advisory, computer risk management, IT, and executive management. He started his career at Arthur Andersen & Co., an American accounting firm from December 1986 to August 1996 as senior manager serving in its Los Angeles office and Kuala Lumpur office for 6 years and 4 years, respectively. During his tenure there, Mr. Sheth’s key roles were to provide audit and assurance services for both public and private companies and to build up a computer risk management division. From August 1996 to June 2008, Mr. Sheth served as executive director as well as investor of Com-Line Systems Sdn. Bhd., a Malaysia company specializing in the development of standard application packages and providing turnkey solution development services. In this role, he supervised the whole process of project delivery from product development, system implementation, sales and marketing, finance, human resources, and operations. From July 2008 to December 2016, he served as Chief Executive Officer of Clever Edge Sdn. Bhd., a Malaysian company principally provides IT services and consulting services in accounting systems.

Since May 2016, Mr. Sheth has served as Chief Executive Officer and director of ICEE International Sdn. Bhd., a Malaysia company specializing in energy savings and provides an autonomous climate-tech solution for chiller optimization. Since May 2022, he has served as Chief Operating Officer of Cognitive Digital Sdn. Bhd., a Malaysia company providing technical and advisory support for the clients in their digital transformation projects and planning for optimizing allocation of resources.

Mr. Sheth earned a Bachelor of Science degree in accounting from Illinois State University in 1986.

Mr. Sheth brings to the board of directors his significant senior executive leadership experience, as well as relevant experience in auditing and assurance, risk management, information technology and product development.

Chuchottaworn, Srirat, age 56, joined us as an Independent Director on October 18, 2015.

Ms. Chuchottaworn has more than 20 years in the IT and consulting business. In 1997, she became an SAP consultant for finance and controlling (FI/CO) and held a certificate of FI/CO. In 2004, she founded I AM Group and has been the group director since then. She is an experienced project manager and holds multiple SAP certifications. She earned a bachelor’s degree in engineering from the King Monkut’s Institute of Technology Ladkrabang and a Master of Science in Information Technology from Chulalongkorn University.

Ms. Chuchottaworn brings to the Board her business leadership and experience and familiarity with conducting business in Thailand.

Han, Mean Kwong, age 69, joined us as an Independent Director of the Company on March 1, 2024.

Mr. Han is a Chartered Accountant with the Chartered Accountants Australia and New Zealand and the Malaysian Institute of Accountants. Mr. Han has 50 years of experience in accounting, auditing, taxation, consulting, and training. He started his career at Yuen Tang & Co., a Malaysian CPA firm from March 1974 to June 1976 as an articled clerk and subsequently moved to another Malaysian CPA firm, Larry Seow & Co. as an audit and tax assistant from July 1976 to September 1979. From October 1979 to August 1981, he served as assistant accountant of UMW (Malaya) Sdn. Bhd., a heavy equipment distributer in Malaysia. From September 1981 to March 1983, he served as accountant of Tampoi Oil Products Sdn. Bhd., a palm oil refinery in Malaysia. From February 1990 to March 1992, he served as financial controller at San Hin Welding & Construction Sdn. Bhd., a construction company in Brunei. He served as principal of a CPA firm in Malaysia, C T Lim & Co. from January 1998 to December 2002.

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

Chew, Chee Wah, age 60, joined us as an Independent Director of the Company on June 1, 2024.

Mr. Chew is a fellow member of the Association of Taxation and Management Accountants (ATMA), Australia. Mr. Chew has over 30 years of experience in corporate management, advisory and restructuring. He started his career at Crestline Corporation Sdn. Bhd., a Malaysian company providing general contracting, computer equipment and printing services, as one of the co-founders and a director from January to October in 1985 and subsequently founded another Malaysian company, Unique Computer House Sdn. Bhd., specializing in computer hardware and software selling, as a major shareholder and director from October 1985 to December 1990.

From July 1993 to September 2008, Mr. Chew served as an advisor in both public and private entities including the role of personal advisor to the managing director in Shougang Concord Grand (Group) Limited (0730.HK), a company listed on the Main Board (the “Main Board”) of the Stock Exchange of Hong Kong Limited (the “SEHK”) for the year of 1993 and Shenzhen International Holdings Limited (0152.HK), a red chip company listed on the Main Board of the SEHK for the years of 1993 to 1995, respectively. During 2003 to 2004, Mr. Chew served as China advisor of the University of Wales, UK and Binary University College, Malaysia, respectively, principally responsible for recruiting overseas students from China for the universities. From March 2006 to September 2008, he was appointed by another Main Board company, Uni-Bio Science Group Limited (0690.HK) as group general manager and subsequently promoted to become group advisor in 2007.

From December 2011 to April 2014, he served as corporate finance advisory manager of Deloitte & Touche Financial Advisory Services Limited (“Deloitte”). During his tenure at Deloitte, he principally worked in Shenzhen, China and provided advisory services to both corporate and private clients on mergers and acquisitions (M&A) or securities listing projects.

Since November 2014, Mr. Chew has served as a director of various companies listed on the Main Board or the Growth Enterprise Market (the “GEM”) of the SEHK. From November 2014 to May 2015, Mr. Chew was appointed as a non-executive director and chairman of the board of directors (the “BOD”) by a Main Board company, Golden Shield Holdings (Industrial) Limited (2123.HK), primarily responsible for overseeing the company’s restructuring exercise and legal proceedings. From May 2014 to April 2016, he was appointed as an executive director and chairman of the BOD of hmvod Limited (formerly known as, “Tai Shing International (Holdings) Limited”), a company listed on the GEM of the SEHK (8103.HK). From March 2017 to November 2022, he was appointed as an executive director of another Main Board company, Natural Dairy (NZ) Holdings Limited (0462.HK) and primarily responsible for restructuring of the company.

From July 2021 to May 2022, Mr. Chew served Solomon Financial Press Limited, a subsidiary of the GEM company, Jisheng Group Holdings Limited (8133.HK) as Chief Operating Officer for the period of July 2021 to February 2022 and subsequently transferred to be Chief Investment Officer.

From October 2023 to June 2024, Mr. Chew served as an independent and non-executive director of Imperial Pacific International Holding Limited (1076.HK), a company listed on the Main Board of the SEHK.

Mr. Chew earned a Doctor of Philosophy (PhD) degree in business administration from Nueva Ecija University of Science and Technology (NEUST) in the Republic of the Philippines in 2013.

Mr. Chew brings to the Board his extensive experience in mergers and acquisitions, corporate management, advisory and restructuring.

Wong, Christopher Yu Nien, age 50, joined us as an Independent Director of the Company on June 1, 2024.

Mr. Wong is a Chartered Member (Chartered MCSI) of the Chartered Institute of Securities & Investment (CISI), United Kingdom (UK) and is a registered Trust and Estate Practitioner (TEP) of the Society of Trust and Estate Practitioners (STEP). Mr. Wong was conferred the Knight Companion of The Most Esteemed Order of the Crown of Pahang, Darjah Indera Mahkota Pahang (DIMP) for his rendering meritorious service to the State of Pahang in Malaysia and carries the title Dato’.

From 1999 to 2002, Mr. Wong worked in Hong Kong as a registered foreign lawyer in the global capital markets practice group in a global law firm, Allen & Overy. In 2001, he was called to the English Bar as a barrister-at-law with The Honourable Society of Lincoln’s Inn. For the next decade from 2002 to 2011, he worked as transaction and execution counsel in a global European financial institution, Deutsche Bank AG (Deutsche Bank) and served as a director of one of Deutsche Bank’s branch companies in Hong Kong, DB Trustees (Hong Kong) Limited. From 2011 to 2020, he moved to The Bank of New York Mellon (BNY Mellon), a global US trust and custody bank, initially served as managing director and associate general counsel responsible for the bank’s issuer and collateral support legal teams in Asia Pacific and subsequently was promoted to become Asia Pacific head of relationship management for the bank’s corporate trust business in the Asia Pacific region. He also served as a director of one of BNP Mellon’s branch companies in Hong Kong, BNY Mellon Trustee Company (Hong Kong) Limited.

From 2020 to 2021, Mr. Wong served as general counsel in Claritas HealthTech Pte. Ltd., an emerging Artificial Intelligence (AI) Healthtech startup company in Singapore. From 2021 to 2023, he served as Head of Capital Markets North Asia of Intertrust Group, a European corporate service firm as the founder of its capital markets and corporate trust business in North Asia based in Hong Kong, building a new client base and servicing platform from ground-up, covering client segments such as investment banks, sovereign agencies, regulatory technology (RegTech) companies and financial technology (FinTech) companies.

Mr. Wong founded FYDUS Group, a fiduciary and professional solution provider in Asia and the Middle East and has served as Chief Commercial Officer since 2023.

Mr. Wong was admitted as an Advocate and Solicitor of the High Court of Malaya in December 2021. He has been a partner of a legal firm in Kuala Lumpur, Malaysia Chow Kok Leong & Co. with a focus on cross-border banking, trust, and capital markets transactions since early 2024.

Currently, Mr. Wong serves on the board of Bauhinia ILBS 1 Limited, the first Hong Kong public listed company sponsored by a Hong Kong government agency to issue the first Hong Kong-listed asset-backed securities based on infrastructure project loans.

Mr. Wong was awarded a Bachelor of Laws (LLB) degree from the University of Leicester, UK in July 1997.

Mr. Wong brings to the board of directors his extensive knowledge and experience in cross-border banking, trust, and capital markets.

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

Involvement in Certain Legal Proceedings

No director or executive officer is a party in a legal proceeding adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries. No director or executive officer has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

●	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms. Officers are elected by, and serve at the discretion of, the board of directors. Our board of directors shall hold meetings on at least a quarterly basis.

As a Nasdaq-listed company, we comply with the NASDAQ Listing Rules with respect to certain corporate governance matters. As a smaller reporting company, under the NASDAQ rules we are required to maintain a board of directors comprised of a majority of independent directors, and an audit committee of at least three (3) members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934.

Director Independence

The board of directors has reviewed the independence of our directors, applying the NASDAQ independence standards. Based on this review, the board of directors determined that each of Ms. Chuchottaworn, Srirat, Mr. Han, Mean Kwong, Mr. Chew, Chee Wah and Mr. Wong, Christopher Yu Nien are independent within the meaning of the NASDAQ rules. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NASDAQ rules, our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

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

Board Leadership Structure and Role in Risk Oversight

Mr. Loke, Che Chan Gilbert holds the positions of Chief Financial Officer and Chairman of the board of the Company. The Board believes that Mr. Loke’s services as both Chief Financial Officer and chairman of the board is in the best interest of the Company and its shareholders. Mr. Loke possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company in its business and is thus best positioned to develop agendas that ensure that the board’s time and attention are focused on the most critical matters relating to the business of the Company. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees, and customers.

The board has not designated a lead director. Given the limited number of directors comprising the board, the independent directors call and plan their executive sessions collaboratively and, between meetings of the board, communicate with management and one another directly. Under these circumstances, the directors believe designating a lead director to take on responsibility for functions in which they all currently participate might detract from rather than enhance the performance of their responsibilities as directors.

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

Audit Committee

Our Audit Committee was established on March 23, 2016, and is currently comprised of all our independent directors: Mr. Han, Mean Kwong (chairman), Ms. Chuchottaworn, Srirat, Mr. Chew, Chee Wah and Mr. Wong, Christopher Yu Nien. Mr. Han is Chair of the Audit Committee, and he qualifies as the Audit Committee’s financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

According to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the board to meet the independence requirements of NASDAQ, and Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). The Company’s website contains a copy of the Audit Committee Charter. The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

●	Oversee the Company’s accounting and financial reporting processes;

●	Oversee audits of the Company’s financial statements;

●	Discuss policies with respect to risk assessment and risk management, and discuss the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;

●	Review and discuss with management the Company’s audited financial statements and review with management and the Company’s independent registered public accounting firm the Company’s financial statements prior to the filing with the SEC of any report containing such financial statements.

●	Recommend to the board that the Company’s audited financial statements be included in its annual report on Form 10-K for the last fiscal year;

●	Meet separately, periodically, with management, with the Company’s internal auditors (or other personnel responsible for the internal audit function) and with the Company’s independent registered public accounting firm;

●	Be directly responsible for the appointment, compensation, retention, and oversight of the work of any independent registered public accounting firm engaged in preparing or issue an audit report for the Company;

●	Take, or recommend that the board take appropriate action to oversee and ensure the independence of the Company’s independent registered public accounting firm; and

●	Review major changes to the Company’s auditing and accounting principles and practices as suggested by the Company’s independent registered public accounting firm, internal auditors, or management.

Compensation Committee

The Compensation Committee will be responsible for, among other matters:

●	reviewing and approving, or recommending to the board of directors to approve the compensation of our CEO and other executive officers and directors reviewing key employee compensation goals, policies, plans and programs;

●	administering incentive and equity-based compensation;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	appointing and overseeing any compensation consultants or advisors.

Our Compensation Committee was established on March 17, 2017, and currently consists of Mr. Chew, Chee Wah (Chairman), Mr. Han, Mean Kwong and Mr. Wong, Christopher Yu Nien. Mr. Chew serves as chairman of the Compensation Committee.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee will be responsible for, among other matters:

●	selecting or recommending selection candidates for directorships;

●	evaluating the independence of directors and director nominees;

●	reviewing and making recommendations regarding the structure and composition of our board and the board committees;

●	developing and recommending to the board corporate governance principles and practices;

●	reviewing and monitoring the Company’s Code of Business Conduct and Ethics; and

●	overseeing the evaluation of the Company’s management.

Our Corporate Governance and Nominating Committee was established on March 17, 2017, and currently consists of Mr. Han, Mean Kwong (chairman), Mr. Chew, Chee Wah and Mr. Wong, Christopher Yu Nien. Mr. Han serves as chairman of the Corporate Governance and Nominating Committee.

Material Changes to the Procedures by Which Security Holders May Recommend Nominees to the Board

We do not currently have a procedure by which security holders may recommend nominees to the Board.

Director Qualifications

The board of directors is responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly skilled individuals with various qualities, attributes and professional experience. There are general requirements for service on the board that are applicable to directors, and there are other skills and experience that should be represented on the board, but not necessarily by each director. The board considers the qualifications of director candidates individually and in the broader context of the board’s overall composition and the Company’s current and future needs.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and people who own more than 10% of our Common Stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our directors, executive officers and 10% stockholders, were met during the year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation paid during the years ended December 31, 2024, and 2023 to our Principal Executive Officer and Principal Financial Officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary ($)	Other Compensation ($)	Total ($)

Lee, Chong Kuang	2024	299,000	26,000	325,000
Chief Executive Officer and President	2023	299,000	26,000	325,000

Loke, Che Chan Gilbert	2024	299,000	26,000	325,000
Chief Financial Officer, Secretary and Treasurer	2023	299,000	26,000	325,000

Employment Agreements

Each of Mr. Loke, Che Chan Gilbert, our Chief Financial Officer, Secretary, Treasurer and Director, and Mr. Lee, Chong Kuang, our Chief Executive Officer and Director, signed an employment agreement on July 28, 2020. The employment agreement came into effect on September 1, 2020, and would expire on August 31, 2023. The terms of the agreement were the same as those of the previous employment agreements.

Under the terms of the agreements, each of Messrs. Loke and Lee was entitled to receive a monthly salary of $13,000 and a monthly housing allowance of $2,000, plus one month’s additional salary and housing allowance by the end of each year. All of these were payable in the equivalent amount of Hong Kong Dollars. All variances were mainly due to fluctuation in currency exchange.

On January 28, 2021, each of Messrs. Loke and Lee signed a revised employment agreement. The terms of the revised employment agreements, except the monthly salary was increased to $23,000 effective January 1, 2021, are the same as that of the 2020 employment agreements.

On August 31, 2023, each of Messrs. Loke and Lee signed a new employment agreement. The employment agreement came into effect on September 1, 2023, and would expire on August 31, 2026. The terms of the agreement were the same as those of the previous employment agreements.

Messrs. Loke and Lee are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf. The employment agreements also contain normal and customary terms relating to confidentiality, indemnification, non-solicitation, and ownership of intellectual property.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

During the fiscal year ended December 31, 2024, we provided monthly compensation to our independent directors as follows: Ms. Chuchottaworn, Srirat of $1,000, Mr. Louis, Ramesh Ruben of $1,700 (resigned on April 30, 2024), Mr. Bringuier, Christophe Philippe Roland of $1,000 (resigned on May 31, 2024), Mr. Han, Mean Kwong of $1,250 (appointed on March 1, 2024), Mr. Sheth, Prabodh Kumar Kantilal H. of $1,700 (appointed on March 1, 2024 and re-designated to a Non-executive Director on May 31, 2024), Mr. Chew, Chee Wah of $1,000 (appointed on June 1, 2024) and Mr. Wong, Christopher Yu Nien of $1,000 (appointed on June 1, 2024).

During the fiscal year ended December 31, 2023, we provided monthly compensation to our independent directors as follows: Ms. Chuchottaworn of $1,000, Mr. Louis of $1,700, Mr. Glendening of $1,250 and Mr. Bringuier of $1,000.

We currently have no plan for compensating our executive directors for their services in their capacity as directors, although we may choose to issue stock options or provide cash compensation to such people from time to time in the future. However, we are compensating the independent directors who serve on the board. These independent directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 9, 2025, certain information concerning the beneficial ownership of our Common Stock by:

(i)	each stockholder known by us to own beneficially five (5) percent or more of our outstanding Common Stock or series of Common Stock (“Principal Shareholders”);
(ii)	each director;
(iii)	each named executive officer; and
(iv)	all our directors and executive officers as a group, and their percentage ownership and voting power (“Directors and Executive Officers”).

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within sixty (60) days through the conversion or exercise of any convertible security, warrants, option, or other right. More than one (1) person may be deemed to be a beneficial owner of the same securities.

The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such a person, which includes the number of shares as to which such person has the right to acquire voting or investment power within sixty (60) days, by the sum of the number of shares outstanding as of such date. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our Common Stock listed below have sole voting and investment power with respect to the shares shown.

The calculations in the table below are based on 7,575,813 shares of our Common Stock, issued and outstanding as of April 9, 2025.

Name of Beneficial Owner	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned(2)

Directors and Executive Officers(1)

Lee, Chong Kuang(3) Chief Executive Officer, President and Director	1,739,034	22.96%

Loke, Che Chan Gilbert(4) Chief Financial Officer, Secretary, Treasurer and Director	1,405,084	18.55%

Sheth, Prabodh Kumar Kantilal H Independent Director	-	-

Chuchottaworn, Srirat Independent Director	122,250	1.61%

Han, Mean Kwong Independent Director	-	-

Chew, Chee Wah
Independent Director	3,632	* %

Wong, Christopher Yu Nien
Independent Director	1,396	* %

Yap, Pei Ling(3)(5) Officer	165,915	2.19%

Chen, Yanhong(6) Officer	2,640	* %

All directors and officers as a group (9 persons named above)	3,439,951	45.41%

Principal Shareholders	-	-

Other owners of the Company	4,135,862	54.59%

Total	7,575,813	100.00%

* Less than 1% of our total issued and outstanding Common Stock as of April 9, 2025.

(1)	Except as otherwise set forth below, the business address of our directors and executive officers is B-23A-02, G-Vestor Tower, Pavilion Embassy, 200 Jalan Ampang, 50450 W.P. Kuala Lumpur, Malaysia.

(2)	Based on 7,575,813 shares of Common Stock outstanding as of April 9, 2025, together with securities exercisable or convertible into shares of Common Stock within 60 days of April 9, 2025. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 9, 2025, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Comprising 1,739,034 shares of our Common Stock held by Mr. Lee, Chong Kuang and 165,915 shares of our Common Stock held by his spouse, Ms. Yap, Pei Ling, a director of two of our subsidiaries. In the aggregate of the shares held by Mr. Lee and Ms. Yap, 1,904,949 shares or 25.15% of the total issued and outstanding shares of Common Stock as of April 9, 2025.

(4)	Comprising 1,065,084 shares of our Common Stock held by Mr. Loke, Che Chan Gilbert, 200,000 shares of our Common Stock held by Mr. Loke’s son, Loke Sebastian Mun Foo and 140,000 shares of our Common Stock held by Mr. Loke’s another son, Loke Mun Hang Conrad, respectively. Mr. Loke and his sons collectively hold 1,405,084 shares or 18.55% of the total issued and outstanding shares of Common Stock as of April 9, 2025.

(5)	Ms. Yap, Pei Ling, spouse of Mr. Lee, Chong Kuang, is a shareholder of the Company and a director of two of our subsidiaries, Asia UBS Global Limited (Belize) and Asia UBS Global Limited (Hong Kong), respectively.

(6)	Ms. Chen, Yanhong, is a shareholder of the Company and a director of our subsidiaries, Greenpro Management Consultancy Limited, Shenzhen Falcon Financial Consulting Limited, Falcon Corporate Services Limited, Falcon Accounting & Secretaries Limited and Greenpro Financial Consulting (Shenzhen) Limited (formerly known as Greenpro Synergy Network (Shenzhen) Limited), respectively.

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

Transactions with certain companies, of which Greenpro Venture Capital Limited or Greenpro Resources Limited owns a certain percentage of their company shares and companies that we have determined that we can significantly influence based on our common business relationships.

For the years ended December 31, 2024, and 2023, related party service revenue totaled $364,336 and $1,425,577, respectively.

During 2024, related party service revenue principally includes service revenue generated from Celmonze Wellness Corporation (“Celmonze”) of $149,459 and REBLOOD Biotech Corp. (“REBLOOD”) of $66,245, in aggregate representing approximately 59% of the related party service revenue and 7% of the service revenue for the year ended December 31, 2024, respectively.

During 2023, related party service revenue principally includes the service revenue generated from Angkasa-X Holdings Corp. (“Angkasa-X”) of $354,116, catTHIS Holdings Corp. (“catTHIS”) of $326,195, Leader Capital Holdings Corp. of $258,250, Simson Wellness Tech. Corp. of $191,218 and Hypercube Inc. of $140,000, in aggregate representing approximately 89% of the related party service revenue and 38% of the service revenue for the year ended December 31, 2023, respectively.

For the year ended December 31, 2024, digital revenue from related parties totaled $21,000.

During 2024, related party digital revenue principally includes revenue generated from our Chief Executive Officer, Lee Chong Kuang (“Mr. Lee”), of $20,000, representing approximately 95% of revenue from the related party digital revenue for the year ended December 31, 2024.

For the years ended December 31, 2024, and 2023, cost of service revenue to related parties was $10,934 and $23,280, respectively.

During 2024, related party cost of service revenue includes cost of services paid to Falcon Management Limited (“FML”) of $5,054, Falcon Consulting Limited (“FCL”) of $2,130 and Loke Yu (“Jimmy”) of $3,750, respectively. FML is wholly owned by our Chief Financial Officer, Loke Che Chan Gilbert (“Mr. Loke”), Mr. Loke’s spouse and Jimmy is Mr. Loke’s brother.

During 2023, related party cost of service revenue includes cost of revenue paid to SEATech Ventures Corp. (“SEATech”) of $23,280.

For the years ended December 31, 2024, and 2023, related party G&A expenses totaled $149,817 and $122,880, respectively.

During 2024, related party general and administrative (“G&A”) expenses include consulting fees paid to Ms. Yap Pei Ling (“Ms. Yap”), spouse of our Chief Executive Officer, Mr. Lee, of $14,996, Ms. Yap’s wholly owned company, Bright Interlink Sdn. Bhd. (“BISB”) of $13,814 and Mr. Loke’s company, FCL of $40,293, and management fees paid to Greenpro Global Capital Village Sdn. Bhd. (“GGCVSB”) of $80,714, a Malaysian company jointly owned by Mr. Lee and Mr. Loke.

During 2023, related party G&A expenses include computer expenses paid to First Bullion Holdings Inc. (“FBHI”) of $21,780, consulting fees paid to Ms. Yap of $37,799 and her wholly owned company, BISB of $15,762, management fees paid to GGCVSB of $44,475 and marketing expenses paid to catTHIS of $3,064.

For the years ended December 31, 2024, and 2023, related party other income was $47,635 and $47,609, respectively.

During 2024, related party other income includes other income generated from Acorn Finance Limited (“Acorn”) of $11,895, Greenpro Trust Limited (“GTL”) of $35,685, and SEATech Ventures Corp. (“SEATech”) of $55.

During 2023, the related party other income includes other income generated from Acorn of $8,862, GTL of $5,747 and SEATech of $33,000.

For the year ended December 31, 2024, related party interest income was $5,073.

During 2024, the related-party interest income includes interest income generated from GTL of $962 and GTL’s subsidiary, Greenpro Custodian Service Limited of $4,111.

For the year ended December 31, 2024, the gain on disposal of related party investments was $324,917.

During 2024, gain on disposal of related party investments includes the gain from the sale of common stock of Agape ATP Corporation (“Agape”) of $307,597 and MU Global Holding Limited (“MUGH”) of $17,320, respectively.

Impairment of related party investments was $87,425 and $4,982,000 for the years ended December 31, 2024, and 2023, respectively.

During 2024, impairment of related party investments includes impairment from the investment of New Business Media Sdn. Bhd. (“NBMSB”) of $82,000, Angkasa-X of $2,800, Global Leaders Corporation of $900, ACT Wealth Academy Inc. of $600, Best2bid Technology Corp. of $550, Ata Global Inc. of $225, catTHIS of $200 and Jocom Holdings Corp. of $150, respectively.

During 2023, impairment of related party investments includes impairment from investment of Millennium Fine Art Inc. of $4,000,000, Ata Plus Sdn. Bhd. (“APSB”) of $736,000 and First Bullion Holdings Inc. of $246,000, respectively.

Loss on disposal of a related party investment, REBLOOD Biotech Corp. was $100 for the year ended December 31, 2024.

Impairment of other receivables from a related party, Greenpro KSP Holding Group Company Limited was $60,000 for the year ended December 31, 2023.

A reversal of impairment of related party investment, Innovest Energy Fund $6,882,000 for the year ended December 31, 2023.

As of December 31, 2024, the net accounts receivable from a related party, was due from Mr. Loke of $41.

Amounts due from related parties were $954,184 and $750,860 as of December 31, 2024, and 2023, respectively. Amounts due to related parties were $57,497 and $389,274 as of December 31, 2024, and 2023, respectively.

As of December 31, 2024, amounts due from related parties mainly include amounts due from GGCVSB of $772,311, GTL of $90,207 and FBHI of $90,000, while amounts due to related parties mainly include Mr. Loke’s wholly owned company, Falcon Certified Public Accountants Limited (“FCPA”) of $22,820 and Mr. Lee of $20,677, respectively.

As of December 31, 2023, amounts due from related parties mainly include the amount due from GGCVSB of $723,889, while amounts due to related parties mainly include the amount due to the noncontrolling interests of our 60% ownership subsidiary, Forward Win International Limited of $336,636.

Deferred costs of revenue to related party were $18,750 as of December 31, 2024, while deferred revenue from related party was $157,500 as of December 31, 2023, respectively.

As of December 31, 2024, deferred costs of revenue to related party were $11,250 and 7,500 associated with Jimmy and FML, respectively.

As of December 31, 2023, deferred revenue from related parties includes APSB of $15,800, REBLOOD of $60,000 and Celmonze of $81,700, respectively.

As of December 31, 2024, and 2023, other investments in related parties were $12,073 and $100,106, respectively.

As of December 31, 2024, related party investments mainly include investment in GTL of $11,981.

As of December 31, 2023, related party investments mainly include investments in NBMSB of $82,000 and GTL of $11,981, respectively.

Our related parties are mainly those companies in which Greenpro Venture Capital Limited or Greenpro Resources Limited own a certain number of shares or a certain percentage of interest in those companies, or the Company can exercise significant influence over those companies’ financial and operating policy decisions. Some of the related parties are either controlled by or under the common control of Mr. Loke, Che Chan Gilbert or Mr. Lee, Chong Kuang, executive officers and directors of the Company.

All these related party transactions are generally transacted on an arm’s-length basis at the current market value in the normal course of business (see Note 15).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current principal accountants.

ACCOUNTING FEES AND SERVICES	2024	2023

Audit fees	$165,000	$165,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$165,000	$165,000

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

The policies and procedures contained in the Audit Committee Charter provide that the Committee must pre-approve the audit services, audit-related services and non-audit services provided by the independent auditors and the provision for such services by JP Centurion & Partners PLT (2024: $165,000 and 2023: $165,000) was compatible with the maintenance of the firm’s independence in the conduct of its audits.

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

The following are filed as part of this Annual Report:

Financial Statements

The following financial statements of Greenpro Capital Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Annual Report:

(b) Exhibits

Exhibit No.	Description
3.1 #	Articles of Incorporation, as amended (17)
3.2 #	Bylaws, as amended (2)
3.3 #	Certificate of Change to the Articles of Incorporation (30)
4.1 #	Form of Common Stock Certificate (2)
4.2 #	Description of the Registrant’s Common Stock (17)
10.1 #	Letter of offer of Malaysia Office- One City D-07-06 (3)
10.2 #	Letter of offer of Malaysia Office- One City D-07-07 (3)
10.3 #	Exclusive Business Cooperation Agreement, dated June 13, 2016, by and between Greenpro Holding Limited and Greenpro Synergy Network Limited (4)
10.4 #	Loan Agreement, dated June 13, 2016, by and among Greenpro Holding Limited and Loke Che Chan Gilbert, Lee Chong Kuang (4)
10.5 #	Share Pledge Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.6 #	Power of Attorney of Loke Che Chan Gilbert dated June 13, 2016 (4)
10.7 #	Power of Attorney of Lee Chong Kuang dated June 13, 2016 (4)
10.8 #	Exclusive Option Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.9 #	Sale and Purchase Agreement, dated as of April 25, 2017, between Greenpro Capital Corp. and Mr. Yiu Yau Wing and Mr. Chui Sang Derek (5)
10.10 #	Asset Purchase Agreement, dated as of April 27, 2017, between Greenpro Resources Limited and Gushen Credit Limited (6)
10.11 #	Employment Contract dated July 28, 2017, by and between the Company and Loke Che Chan Gilbert (7)
10.12 #	Employment Contract dated July 28, 2017, by and between the Company and Lee Chong Kuang (7)
10.13 #	Independent Director Agreement, dated October 18, 2015, by and between the Company and Chuchottaworn Srirat (7)
10.14 #	Independent Director Agreement, dated March 14, 2016, by and between the Company and Shum Albert (7)
10.15 #	Independent Director Agreement, dated March 14, 2016, by and between the Company and Hee Chee Keong (7)
10.16 #	Placement Agency Agreement, dated May 31, 2018 (11)
10.17 #	Subscription Agreement and Supplemental Agreement dated as of July 18, 2018 (12)
10.18 #	Form of Loan Agreement dated July 17, 2018 between the Company and Shenzhen Rong Jin Jia Cheng Investment Limited (13)
10.19 #	Independent Director Agreement, dated May 8, 2019, by and between the Company and Louis Ramesh Ruben (14)
10.20 #	Independent Director Agreement, dated October 1, 2019, by and between the Company and Brent Lewis Glendening (15)
10.21 #	Independent Director Agreement, dated October 16, 2019, by and between the Company and Christophe Philippe Roland Bringuier (16)
10.22 #	Purchase and Sale Agreement of Millennium Sapphire dated May 27, 2020 between the Company and Daniel McKinney (18) (19)
19.23 #	Purchase and Sale Agreement dated June 29, 2020 between the Company and Millennium Fine Art Inc. (26)
10.24 #	Form of Acquisition Agreement of Ata Plus Sdn. Bhd. dated July 8, 2020 (26)
10.25 #	Subscription Agreement dated August 30, 2020 between Greenpro Venture Capital Limited and Global Leaders Corporation (26)
10.26 #	Subscription Agreement dated October 9, 2020 between the Company and Seah Kok Wah (20)
10.27 #	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and FirstFire Global Opportunities Fund, LLC (19)
10.28 #	Form of Convertible Note issued to FirstFire Global Opportunities Fund, LLC dated October 13, 2020 (19)
10.29 #	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and Granite Global Value Investments Ltd. (19)
10.30 #	Form of Convertible Note issued to Granite Global Value Investments Ltd. dated October 13, 2020 (19)
10.31 #	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and Streeterville Capital, LLC (19)

10.32 #	Form of Convertible Note issued to Streeterville Capital, LLC dated October 13, 2020 (19)
10.33 #	Stock Purchase and Option Agreement of First Bullion Holdings Inc. dated October 19, 2020. (21)
10.34 #	Acquisition Agreement dated November 1, 2020 between the Company, Ms. Lee Yuet Lye and Mr. Chia Min Kiat (22)
10.35 #	Subscription Agreement dated December 16, 2020 between the Company and Wong Wai Hing Lena (26)
10.36 #	Subscription Agreement dated December 21, 2020 between Greenpro Venture Capital Limited and Adventure Air Race Company Limited (26)
10.37 #	Subscription Agreement dated December 22, 2020 between Greenpro Venture Capital Limited and Adventure Air Race Company Limited (26)
10.38 #	Subscription Agreement dated December 29, 2020 between Greenpro Venture Capital Limited and Pentaip Technology Inc. (26)
10.39 #	Form of Subscription Agreement between Greenpro Resources Limited and Innovest Energy Fund dated February 11, 2021. (23)
10.40 #	Form of Amendment to Convertible Promissory Note dated February 21, 2021 between the Company and Streeterville Capital, LLC (24)
10.41 #	Form of Additional 8% Acquisition of First Bullion Holdings Inc. dated February 17, 2021 (25)
10.42 #	Revised Employment Contract dated January 28, 2021, by and between Greenpro Holding Limited and Loke Che Chan Gilbert (29)
10.43 #	Revised Employment Contract dated January 28, 2021, by and between Greenpro Holding Limited and Lee Chong Kuang (29)
10.44 #	Subscription Agreement dated February 3, 2021 between Greenpro Venture Capital Limited and Angkasa-X Holdings Corp. (29)
10.45 #	Subscription Agreement dated February 19, 2021 between Greenpro Venture Capital Limited and Simson Wellness Tech. Corp. (29)
10.46 #	Form of Acquisition Agreement between the Company and Mr. Lee Chong Kuang dated May 18, 2021 (27)
10.47 #	Form of Share Exchange Agreement between the Company, Greenpro Capital Village Sdn. Bhd. (GCVSB) and the holders of preference shares of GCVSB dated June 1, 2021 (28)
10.48 #	Subscription Agreement dated June 2, 2021 between Greenpro Venture Capital Limited and Jocom Holdings Corp. (29)
10.49 #	Subscription Agreement dated July 13, 2021 between Greenpro Venture Capital Limited and 72 Technology Group Limited (29)
10.50 #	Subscription Agreement dated July 30, 2021 between Greenpro Venture Capital Limited and Ata Global Inc.(29)
10.51 #	Subscription Agreement dated August 27, 2021 between Greenpro Venture Capital Limited and catTHIS Holdings Corp. (29)
10.52 #	Subscription Agreement dated September 27, 2021 between Greenpro Venture Capital Limited and Fruita Bio Limited (29)
10.53 #	Consulting Agreement dated October 1, 2021 between the Company and Dennis Burns (29)
10.54 #	Subscription Agreement dated February 21, 2022 between Greenpro Venture Capital Limited and ACT Wealth Holdings Corp. (31)
10.55 #	Subscription Agreement dated April 1, 2022 between Greenpro Venture Capital Limited and REBLOOD Biotech Corp. (31)
10.56 #	Subscription Agreement dated June 9, 2022 between Greenpro Venture Capital Limited and Best2bid Technology Corp. (31)
10.57 #	Consulting Agreement dated October 1, 2022 between the Company and Dennis Burns (31)
10.58 #	Subscription Agreement dated February 8, 2023, between Greenpro Venture Capital Limited and Celmonze Wellness Corporation (33)
10.59 #	Employment Contract dated August 31, 2023, by and between Greenpro Holding Limited and Loke Che Chan Gilbert (33)
10.60 #	Employment Contract dated August 31, 2023, by and between Greenpro Holding Limited and Lee Chong Kuang (33)
10.61 #	Consulting Agreement dated October 1, 2023, between the Company and Dennis Burns (33)

10.62 #	Independent Director Agreement, dated March 1, 2024, by and between the Company and Sheth Prabodh Kumar Kantilal H (32)
10.63 #	Independent Director Agreement, dated March 1, 2024, by and between the Company and Han Mean Kwong (32)
10.64 #	Independent Director Agreement, dated June 1, 2024, by and between the Company and Chew Chee Wah (34)
10.65 #	Independent Director Agreement, dated June 1, 2024, by and between the Company and Wong Christopher Yu Nien (34)
10.66 *	Labuan Financial Services Authority Letter dated April 28, 2022, for Approval of Establishment of Digital Platform by Greenpro-X Corp.*
10.67 *	Shariah Pronouncement dated September 20, 2024, for Green-X DAX Platform by Green-X Corp.*
10.68 *	Stock Purchase Agreement dated August 8, 2024, between Greenpro Venture Capital Limited and Seah Kok Wah*
10.69 *	Consulting Agreement dated October 1, 2024, between the Company and Dennis Burns*
14.1 #	Code of Ethics (17)
19.1 *	Insider Trading Policy*
21.1 #	List of Subsidiaries (17)
31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*
32.1 *	Section 1350 Certification of principal executive officer*
32.2 *	Section 1350 Certification of principal financial officer and principal accounting officer*
97.1 #	Policy for Recovery of Erroneously Awarded Compensation (33)
99.1 #	Charter of the Audit Committee (17)
99.2 #	Audit Committee Pre-Approval Procedures (17)
99.3 #	Charter of the Compensation Committee (17)
99.4 #	Charter of the Corporate Governance and Nominating Committee (17)

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

(26) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2021, and Amendment No. 1 to Form 10-K filed with the SEC on April 12, 2021.

(27) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2021.

(28) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2021.

(29) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022, and Amendment No. 1 to Form 10-K filed with the SEC on July 18, 2022.

(30) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022.

(31) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023.

(32) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2024.

(33) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

(34) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2024.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenpro Capital Corp.

Date: April 9, 2025	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following people in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee Chong Kuang	Chief Executive Officer, President and Director	April 9, 2025
Lee Chong Kuang	(Principal Executive Officer)

/s/ Loke Che Chan Gilbert	Chief Financial Officer, Secretary, Treasurer and Director	April 9, 2025
Loke Che Chan Gilbert	(Principal Financial and Accounting Officer)

/s/ Sheth Prabodh Kumar Kantilal H	Director	April 9, 2025
Sheth Prabodh Kumar Kantilal H

/s/ Chuchottaworn Srirat	Director	April 9, 2025
Chuchottaworn Srirat

/s/ Han Mean Kwong	Director	April 9, 2025
Han Mean Kwong

/s/ Chew Chee Wah	Director	April 9, 2025
Chew Chee Wah

/s/ Wong Christopher Yu Nien	Director	April 9, 2025
Wong Christopher Yu Nien

GREENPRO CAPITAL CORP.

Consolidated Financial Statements

For the Years Ended December 31, 2024, and 2023

(With Report of Independent Registered Public Accounting Firm)

GREENPRO CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Greenpro Capital Corp.

B-23A-02, G-Vestor Tower,

Pavilion Embassy, 200 Jalan Ampang,

50450 W.P. Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenpro Capital Corp. and subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, for the years ended December 31, 2024, the Company incurred a negative cash flow from operating activities of $1,360,454 and as of December 31, 2024, the Company incurred an accumulated deficit of $37,264,379. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation, Presentation and Disclosure of Digital Assets

As disclosed in Note 4 to the financial statements, the Company holds digital assets, consist of various type of cryptocurrency assets, which require management to assess their valuation, presentation and disclosure in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The presentation of the digital assets within the financial statements is determined based on the nature of the assets, the rights and obligations conveyed by the digital asset type, how they are held, and their intended use. These digital assets are classified under ASC350, Intangibles – Goodwill and Other, initially recorded at cost, subject to annual impairment testing. The determination of fair value is challenging due to the volatile nature of cryptocurrency markets and the absence of centralized valuation standards.

We identified the valuation, presentation and disclosure of the digital assets as a critical audit matter due to the complexity and subjectivity involved in (i) determining the appropriate accounting classification, considering whether the assets meet the definition of cash equivalents, financial instruments, inventory or intangible assets; and (ii) assessing the valuation of digital assets in the absence of observable market prices at specific reporting dates. Given the significant judgment required by management to apply relevant accounting guidance and the inherent volatility of cryptocurrency prices, auditing this area required a high degree of auditor judgment and extensive audit effort. As of December 31, 2024, the Company has recorded digital assets of USD192,398, which are significant in values to the financial statements of the Company.

Our audit procedure in this area included the following, among others:

a)	Reviewed management’s assessment of the appropriate classification of digital assets under ASC 350 (Intangibles – Goodwill and Other);
b)	Assessed whether management considered alternative classification, such as cash equivalents, financial instruments, inventory and documented their rationale;
c)	Evaluated the Company’s accounting policies for digital assets for compliance with U.S. GAAP;
d)	Obtained understanding and inspected the platform integration and transaction processing mechanisms;
e)	Assessed the effective system of internal control over financial reporting through the review of SOC reports;
f)	Inspected transactions receipts to verify the recognition of digital assets.
g)	Performed wallet reconciliation of transactions movement to match the financial records;
h)	Reviewed management’s process for determining fair value, including sources used (e.g., market exchanges, pricing services);
i)	Tested the fair value calculation by independently verifying cryptocurrency prices from multiple exchanges on the reporting date;
j)	Evaluated how management considers price volatility in assessing impairment and assessed whether the Company considers market conditions at the reporting date;
k)	Evaluated how management considers price volatility in assessing impairment and assessed whether the Company considers market conditions at the reporting date;
l)	Considered the adequacy of the disclosures in the financial statements.

JP CENTURION & PARTNERS PLT (PCAOB: 6723)

We have served as the Company’s auditor since 2021.
Kuala Lumpur, Malaysia

April 9, 2025

GREENPRO CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024, AND 2023

(Expressed in U.S. Dollars)

	December 31, 2024	December 31, 2023

ASSETS
Current assets
Cash and cash equivalents (including $77,239 and $166,481 of time deposits as of December 31, 2024, and 2023, respectively)	$1,124,818	$2,223,197
Accounts receivable, net of allowance for credit losses of $2,883 and $610,599 as of December 31, 2024, and 2023, respectively (including $41 of net accounts receivable from related party as of December 31, 2024)	94,521	44,938
Prepaids and other current assets	450,458	627,315
Digital assets	192,398	-
Due from related parties	954,184	750,860
Deferred costs of revenue (including $18,750 to related parties as of December 31, 2024)	38,382	16,291
Total current assets	2,854,761	3,662,601

Property and equipment, net	2,226,888	2,413,538
Real estate investments:
Real estate held for sale	980,402	1,659,207
Real estate held for investment, net	352,854	598,748
Intangible assets, net	709	1,181
Goodwill	6,035	82,561
Other investments (including $12,073 and $100,106 of related party investments as of December 31, 2024, and 2023, respectively)	12,073	100,106
Operating lease right-of-use assets, net	19,929	114,551
Finance lease right-of-use asset, net	20,272	25,527
TOTAL ASSETS	$6,473,923	$8,658,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$975,208	$724,796
Due to related parties	57,497	389,274
Income tax payable	-	292
Operating lease liabilities, current portion	19,929	94,726
Finance lease liabilities, current portion	3,766	3,426
Deferred revenue (including $157,500 from related party as of December 31, 2023)	213,000	1,075,404
Total current liabilities	1,269,400	2,287,918

Operating lease liabilities, non-current portion	-	19,825
Finance lease liabilities, non-current portion	10,235	13,638
Total liabilities	1,279,635	2,321,381

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 7,575,813 shares issued and outstanding as of December 31, 2024, and 2023, respectively	7,576	7,576
Additional paid in capital	42,749,831	42,897,029
Accumulated other comprehensive loss	(336,115)	(310,169)
Accumulated deficit	(37,264,379)	(36,549,095)
Total Greenpro Capital Corp. stockholders’ equity	5,156,913	6,045,341
Noncontrolling interests in consolidated subsidiaries	37,375	291,298

Total stockholders’ equity	5,194,288	6,336,639

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,473,923	$8,658,020

 See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023

(Expressed in U.S. Dollars)

	Year ended December 31,
	2024	2023
REVENUES:
Service revenue (including $364,336 and $1,425,577 of service revenue from related parties for the years ended December 31, 2024, and 2023, respectively)	$3,091,903	$3,379,596
Digital revenue (including $21,000 of digital revenue from related parties for the year ended December 31, 2024)	327,802	-
Rental revenue	76,700	98,068
Total revenues	3,496,405	3,477,664

COST OF REVENUES:
Cost of service revenue (including $10,934 and $23,280 of cost of revenue to related parties for the years ended December 31, 2024, and 2023, respectively)	(355,120)	(534,965)
Cost of digital revenue	(48,495)	-
Cost of rental revenue	(22,825)	(36,613)
Total cost of revenues	(426,440)	(571,578)

GROSS PROFIT	3,069,965	2,906,086

OPERATING EXPENSES:
General and administrative (including $149,817 and $122,880 of general and administrative expenses to related parties for the years ended December 31, 2024, and 2023, respectively)	(4,039,243)	(4,409,264)

LOSS FROM OPERATIONS	(969,278)	(1,503,178)

OTHER INCOME (EXPENSES):
Other income (including $47,635 and $47,609 of other income from related parties for the years ended December 31, 2024, and 2023, respectively)	53,334	79,033
Interest income (including $5,073 of interest income from related party for the year ended December 31, 2024)	19,161	41,401
Gain on disposal of real estate held for investment	21,634	-
Gain on disposal of investments (including $324,917 of related party investments for the year ended December 31, 2024)	324,917	-
Reversal of impairment of other investment (including $6,882,000 of related party investment for the year ended December 31, 2023)	-	6,882,000
Reversal of write-off notes receivable	-	600,000
Fair value gain of derivative liabilities associated with warrants	-	1
Interest expense	(1,070)	(729)
Impairment of other investments (including $87,425 and $4,982,000 of related party investments for the years ended December 31, 2024, and 2023, respectively)	(87,425)	(4,982,000)
Impairment of goodwill	(82,561)	-
Loss on disposal of investment (including $100 of related party investment for the year ended December 31, 2024)	(100)	-
Impairment of other receivable (including $60,000 from related party for the year ended December 31, 2023)	-	(60,000)
Total other income	247,890	2,559,706

(LOSS) INCOME BEFORE INCOME TAX	(721,388)	1,056,528
Income tax expense	(4,439)	(6,829)
NET (LOSS) INCOME	(725,827)	1,049,699
Net loss attributable to noncontrolling interests	10,543	23,886

NET (LOSS) INCOME ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(715,284)	1,073,585
Other comprehensive loss:
- Foreign currency translation loss	(25,946)	(85,278)
COMPREHENSIVE (LOSS) INCOME	$(741,230)	$988,307

NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.09)	$0.14

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	7,575,813	7,688,416

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023

(Expressed in U.S. Dollars)

				Accumulated
	Common Stock (1)		Additional	Other		Non-	Total
	Number		Paid-in	Comprehensive	Accumulated	Controlling	Stockholders’
	of Shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balance as of December 31, 2022	7,875,813	$7,876	$50,102,729	$(224,891)	$(37,622,680)	$315,184	$12,578,218
Cancellation of shares resulting from termination of investment	(300,000)	(300)	(7,205,700)	-	-	-	(7,206,000)
Foreign currency translation	-	-	-	(85,278)	-	-	(85,278)
Net income (loss) for the year	-	-	-	-	1,073,585	(23,886)	1,049,699
Balance as of December 31, 2023	7,575,813	$7,576	$42,897,029	$(310,169)	$(36,549,095)	$291,298	$6,336,639
Acquisition of noncontrolling interest’s shares in a subsidiary	-	-	(147,198)	-	-	(243,380)	(390,578)
Foreign currency translation	-	-	-	(25,946)	-	-	(25,946)
Net loss for the year	-	-	-	-	(715,284)	(10,543)	(725,827)
Balance as of December 31, 2024	7,575,813	$7,576	$42,749,831	$(336,115)	$(37,264,379)	$37,375	$5,194,288

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023

(Expressed in U.S. Dollars)

	Year ended December 31,
	2024	2023

Cash flows from operating activities:
Net (loss) income	$(725,827)	$1,049,699
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	144,822	144,088
Amortization of intangible assets	476	718
Amortization of operating lease right-of-use assets	94,807	89,695
Amortization of finance lease right-of-use asset	5,816	3,387
Provision for credit losses	90,223	584,919
Impairment of other investments - related parties	87,425	4,982,000
Impairment of goodwill	82,561	-
Loss on disposal of other investment	100	-
Gain on disposal of other investments	(324,917)	-
Gain on disposal of real estate held for investment	(21,634)	-
Impairment of other receivable - related party	-	60,000
Reversal of impairment of other investment - related party	-	(6,882,000)
Reversal of write-off notes receivable	-	(600,000)
Gain on disposal of property and equipment	-	(153)
Fair value gain of derivative liabilities associated with warrants	-	(1)
Changes in operating assets and liabilities:
Accounts receivable	(49,583)	(460,323)
Prepaids and other current assets	176,857	165,368
Digital assets	(192,398)	-
Deferred costs of revenue	(22,091)	152,314
Accounts payable and accrued liabilities	250,412	(34,113)
Income tax payable	(292)	(566)
Operating lease liabilities	(94,807)	(90,910)
Deferred revenue	(862,404)	(758,840)
Net cash used in operating activities	(1,360,454)	(1,594,718)

Cash flows from investing activities:
Proceeds from disposal of other investments	322,820	500
Proceeds from real estate held for sale	15,632	-
Proceeds from real estate held for investment	267,985	-
Proceeds from sale of property and equipment	-	370
Purchase of other investments	(92)	(500)
Purchase of property and equipment	(5,068)	(85,069)
Initial payment of finance lease right-of-use asset	-	(9,941)
Net cash provided by (used in) investing activities	601,277	(94,640)

Cash flows from financing activities:
Principal payment of finance lease liabilities	(3,447)	(1,902)
Advances to related parties	(205,321)	(604,066)
Collection of notes receivable	-	600,000
Net cash used in financing activities	(208,768)	(5,968)

Effect of exchange rate changes on cash and cash equivalents	(130,434)	6,988
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,098,379)	(1,688,338)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,223,197	3,911,535

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,124,818	$2,223,197

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$1,692	$7,374
Cash paid for interest	$1,070	$729

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of the balance payment of finance lease right-of-use asset by finance lease liabilities	$-	$18,957
Distribution of real estate held for sale to a non-controlling interest for acquisition of noncontrolling interest’s shares in a subsidiary and settlement of noncontrolling interest’s loan	$678,085	$-

See accompanying notes.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023

(Expressed in U.S. Dollars)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Greenpro Inc. (the “Company”) was incorporated on July 19, 2013, in the state of Nevada, and in 2015 changed its name to Greenpro Capital Corp. The Company currently provides a wide range of business consulting and corporate advisory services including cross-border listing advisory services, tax planning, advisory and transaction services, record management services, and accounting outsourcing services. As part of our business consulting and corporate advisory business segment, our subsidiary, Greenpro Venture Capital Limited (“GVCL”) provides a business incubator for start-up and high-growth companies during their critical growth period and focuses on investments in select start-up and high-growth potential companies. In addition to our business consulting and corporate advisory business segment, we operate another business segment that focuses on the acquisition and rental of real estate properties held for investment and the sale of real estate properties held for sale. Our focus is on companies located in Southeast Asia and East Asia including Hong Kong, the People’s Republic of China (“PRC”), Malaysia, Thailand, and Singapore.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2024, the Company recorded a net loss of $725,827 and net cash used in operations of $1,360,454 and as of December 31, 2024, the Company incurred an accumulated deficit of $37,264,379. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and a majority-owned subsidiary which the Company controls and entities for which the Company is the primary beneficiary. For those consolidated subsidiaries where the Company’s ownership is less than 100%, the outside shareholders’ interests are shown to be noncontrolling interests in equity. Acquired businesses are included in the consolidated financial statements from the dates of acquisition. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated in consolidation.

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

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by class of customer at the business component level, as management determined that risk profile of the Company’s customers is consistent based on the type and industry in which they operate, mainly in the pharmaceuticals industry. Each business component is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the pharmaceuticals industry to estimate if there are current expected credit losses within its trade receivables based on the trends of the Company’s expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on a review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default.

Accounts receivable on December 31, 2024, and 2023 are net of allowances for credit losses of $2,883 and $610,599, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected on December 31, 2024, and 2023:

	As of and for the years ended,
	2024	2023
Balance at beginning of year	$610,599	$25,677
Charged of operating expenses	90,223	584,919
Write-off of accounts receivable	(557,622)	-
Recovery of accounts receivable	(39,000)	-
Adjustments for credit losses	(101,317)	3
Balance at end of year	$2,883	$610,599

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

On December 31, 2024, and 2023, cash was to facilitate payment of expenses in local currencies or to facilitate third-party online payment platforms, such as WeChat Pay or Alipay. The Company does not have a corporate account on these platforms.

	As of December 31,
	2024	2023
Cash and cash equivalents
Denominated in United States Dollar	$184,156	$573,431
Denominated in Hong Kong Dollar	338,772	1,175,384
Denominated in Chinese Renminbi	521,168	434,698
Denominated in Malaysian Ringgit	80,294	39,552
Denominated in Singapore Dollar	428	5
Denominated in Great British Pound	-	127
Cash and cash equivalents	$1,124,818	$2,223,197

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

	As of December 31,
	2024	2023
Accounts receivable, gross	$97,404	$655,537
Less: Allowance for credit losses	(2,883)	(610,599)
Accounts receivable, net	$94,521	$44,938

Digital assets

In recent years, the SEC and U.S. state securities regulators have stated that certain digital assets or digital asset products may be classified as securities under U.S. federal and state securities laws, and in the case of the SEC, has made public statements on this topic – however, these statements are not binding or definitive guidance. Several enforcement actions and regulatory proceedings have since been initiated against digital assets and digital asset products, as well as against trading platforms that support digital assets. The SEC has characterized several crypto assets, products, and services as securities in these regulatory proceedings and enforcement actions. The SEC has stated more recently that a crypto asset itself is not a security, but there is uncertainty and inconsistency in the courts that have grappled with the issue of whether or how certain crypto asset transactions could be deemed securities. Several foreign governments have also issued similar warnings cautioning that digital assets may be deemed to be securities or other similarly regulated financial instruments under the laws of their jurisdictions.

Throughout this Annual Report on Form 10-K, we use certain key industry terms and concepts. A glossary to the crypto economy is defined as follows:

● Bitcoin:

The first peer-to-peer electronic cash system of global, decentralized, scarce, digital money was initially introduced in a white paper titled Bitcoin: A Peer-to-Peer Electronic Cash System by Satoshi Nakamoto.

● Blockchain:

A cryptographically secure digital ledger that maintains a record of all transactions that occur on the network and follows a consensus protocol for confirming new blocks to be added to the blockchain.

● Crypto:

A broad term for any cryptography-based market, system, application, or decentralized network.

● Crypto asset or token:

Any digital asset built using blockchain technology, including cryptocurrencies, stablecoins, and security tokens.

● Cryptocurrency:

Bitcoin and alternative coins, or “altcoins,” launched after the success of Bitcoin. This category of crypto assets is designed to work as a medium of exchange, store of value, or to power applications and excludes security tokens.

● Crypto economy:

A new open financial system built upon crypto.

● Ethereum:

A decentralized global computing platform that supports smart contract transactions and peer-to-peer applications, or “Ether,” the native crypto assets on the Ethereum network.

● Security token:

A crypto asset that is a security under the U.S. federal securities laws. This includes digital forms of traditional equity or fixed income securities, or may be assets deemed to be a security based on their characterization as an investment contract or note.

● Smart contract:

Software that digitally facilitates or enforces a rules-based agreement or terms between transacting parties.

● Stablecoin:

Crypto assets are designed to minimize price volatility. Stablecoin is designed to track the price of an underlying asset, such as fiat money or an exchange-traded commodity (such as precious metals or industrial metals), while the other stablecoins utilize algorithms that are designed to maintain a relatively stable price of the asset. Stablecoins can be backed by fiat money, physical commodities or other crypto assets.

Crypto assets held for operations

We primarily receive crypto assets held for operations as payments for transaction revenue, blockchain rewards, custodial fee revenue, and other subscriptions and services revenue. Our intent is to convert crypto assets received as a form of payment to cash or to use them to fulfill expenses, primarily blockchain rewards, nearly immediately.

We have established policies and practices to evaluate each crypto asset we consider for listing, delisting, or for custody. We also evaluate all other products and services prior to launch under U.S. federal and applicable international securities laws.

During times of instability in the crypto assets market, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets held for operations are considered as current assets but less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents (see Note 4).

The Company follows ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill, which requires crypto assets that meet the definition of an indefinite-lived intangible asset are recognized at cost and subsequently measured using the impairment model. That model only reflects decreases, but not increases, in the fair value of crypto asset holdings until sold.

Effective January 1, 2025, the Company will adopt Accounting Standards Update (ASU) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This update requires the Company subsequently to remeasure its crypto assets at fair value in the consolidated balance sheets and record gains and losses from remeasurement in net income (loss) in the consolidated statements of operations.

The Company determines the fair value of its crypto assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurements, based on quoted (unadjusted) prices on the exchange market. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicates that it is more likely than not that any of the assets are impaired. In determining if an impairment has occurred, the Company considers the lowest price of the subject crypto asset quoted on the active exchange at any time since acquiring the specific crypto held by the Company. If the carrying value of a crypto asset exceeds that lowest price, an impairment loss has occurred with respect to that crypto asset in the amount equal to the difference between its carrying value and such lowest price. Impairment losses are recognized in the period in which the impairment occurs and are record as “Digital asset impairment losses (gains on sale), net” in the Company’s Consolidated Statements of Operations.

As of December 31, 2024, the Company determined there was no indicator of impairment of its digital assets and recorded the crypto assets held for operation under digital assets at $192,398 (see Note 4).

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

Office leasehold includes property and equipment representing three adjoining office units used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a land lease with a term of 27 years and is being depreciated over the remaining lease term. Expenditure on maintenance and repairs are expensed as incurred. Depreciation for this office leasehold in Shenzhen, China, classified as an operating expense, was $102,241 and $104,442 for the years ended December 31, 2024, and 2023, respectively (see Note 5).

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2024, and 2023, the Company determined there were no indicators of impairment of its property and equipment (see Note 5).

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

In conducting its reviews for indicators of impairment, the Company evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed, and projected margins on future unit sales. The Company pays close attention to discern whether the real estate held for sale is moving at a slower than expected pace or where margins are trending downward. For the years ended December 31, 2024, and 2023, the Company determined there were no indicators of impairment of its real estate held for sale (see Note 6).

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

Office leasehold includes real estate held for investment representing two office units owned by the Company located in one commercial building in Kuala Lumpur, Malaysia.

Depreciation for this office leasehold in Kuala Lumpur, Malaysia, classified as cost of rental, was $15,590 and $25,125 for the years ended December 31, 2024, and 2023, respectively (see Note 7).

Management assesses the carrying value of real estate held for investment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2024, and 2023, the Company determined there were no indicators of impairment of its real estate held for investment (see Note 7).

Intangible assets, net

Amortizable identifiable intangible assets are stated at cost less accumulated amortization and represent certain trademarks registered in USA, Hong Kong, China, and Singapore.

Amortization is calculated on the straight-line basis over the following estimated useful lives:

Categories	Estimated useful life
Trademarks	10 years

Amortization expense was $476 and $718 for the years ended December 31, 2024, and 2023, respectively.

The Company follows ASC 360 in accounting for intangible assets, which require impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the years ended December 31, 2024, and 2023, the Company determined there were no indicators of impairment of intangible assets (see Note 9).

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform annual impairment testing for its reporting units on December 31, of each fiscal year.

For the year ended December 31, 2023, the Company determined there was no indicator of impairment, so no impairment was made. As a result, the value of its goodwill remains at $82,561 as of December 31, 2023

On June 6, 2024, the Company acquired Global Business Hub Limited (“GBHL”) from our Chief Executive Officer and director, Mr. Lee, Chong Kuang, for a price of $100. The Company accounted for the transaction as a business combination in accordance with ASC 805 “Business Combinations” and performed an allocation of the purchase price paid for the assets acquired and the liabilities assumed with the reference of the financial statements of GBHL as of June 6, 2024. As a result, goodwill of $6,035 was recorded (see Note 3).

During 2024, indicators of impairment were present, and hence, the Company made an impairment of goodwill of $82,561. As a result, the value of goodwill was impaired to $6,035 as of December 31, 2024 (see Note 9).

Impairment of long-lived assets

Long-lived assets primarily include property and equipment, real estate held for investment and intangible assets. In accordance with the provision of ASC 360, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount of the asset.

As of December 31, 2024, and 2023, the Company determined there was no indicator of impairment of its property and equipment, real estate held for investment and intangible assets, respectively.

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measures investments in equity securities without a readily determinable fair value using an alternative measurement that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses.

On December 31, 2024, the Company had a total of twenty-one (21) investments in equity securities without readily determinable fair values, all were related party investments with an aggregate value of $12,073. In which, nineteen (19) investments in equity securities without readily determinable fair values were fully impaired and with $nil value (see Note 8).

On December 31, 2023, the Company had a total of twenty-five (25) investments in equity securities without readily determinable fair values, all were related party investments with an aggregate value of $100,106. In which, thirteen (13) investments in equity securities without readily determinable fair values were fully impaired and with $nil value (see Note 8).

Leases

The Company determines if a contract is or contains a lease at the inception of the contract or modification of the contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

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

See Note 10 for more information regarding leases.

Derivative financial instruments

Derivative financial instruments consist of financial instruments that contain a notional amount and one or more underlying variables such as interest rate, security price, variable conversion rate or other variables, require no initial net investment and permit net settlement. The derivative financial instruments may be free-standing or embedded in other financial instruments. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company follows the provision of ASC 815, Derivatives and Hedging for derivative financial instruments that are accounted for as liabilities. The derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. At each reporting date, the Company reviews its convertible securities to determine that their classification is appropriate (see Note 11).

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain (see Note 14).

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

On December 31, 2024, and 2023, there were no dilutive shares outstanding. These warrants have been excluded from the calculation of weighted average shares as the effect would have been anti-dilutive and therefore basic and diluted net income (loss) per share were the same.

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

In general, for consolidation purposes, if a subsidiary’s functional currency is other than US$, its assets and liabilities are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Any gains or losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive income or loss within equity.

Translation of amounts from each foreign currency of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the years ended December 31,
	2024	2023
Period-end MYR : US$1 exchange rate	4.47	4.59
Period-average MYR : US$1 exchange rate	4.56	4.57
Period-end RMB : US$1 exchange rate	7.30	7.10
Period-average RMB : US$1 exchange rate	7.19	7.08
Period-end HK$ : US$1 exchange rate	7.77	7.81
Period-average HK$ : US$1 exchange rate	7.80	7.83

Comprehensive income or loss

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions or other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income or loss consists of cumulative foreign currency translation adjustments.

Fair value of financial instruments

The Company follows the guidance of the ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the input used in measuring fair value as follows:

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

The following table sets forth a summary of the changes in the estimated fair value of our derivative during the years ended December 31, 2024, and 2023:

	As of and for the years ended,
	2024	2023
Fair value at beginning of year	$-	$1
Fair value gain of derivative liability associated with warrants	-	(1)
Fair value at end of year	$-	$-

Concentrations of risks

For the year ended December 31, 2024, one customer accounted for 12% of the Company’s revenue, and one customer accounted for 85% of the Company’s accounts receivable at year-end.

For the year ended December 31, 2023, two customers accounted for 20% (10% each) of the Company’s revenue, and three customers accounted for 39% (14%, 13% and 12%, respectively) of the Company’s accounts receivable at year-end.

For the year ended December 31, 2024, no vendor accounted for 10% or more of the Company’s cost of revenues, and two vendors accounted for 74% (53% and 21%, respectively) of the Company’s accounts payable at year-end.

For the year ended December 31, 2023, no vendor accounted for 10% or more of the Company’s cost of revenues, and three vendors accounted for 73% (52%, 11% and 10%, respectively) of the Company’s accounts payable at year-end.

Exchange rate risk

The Company’s reporting currency is US$, but its major revenues and costs, and a significant portion of its assets and liabilities are also denominated in MYR, RMB or HK$. As a result, the Company is exposed to a foreign exchange risk as its revenues and the results of operations may be affected by fluctuations in the exchange rate between US$ and MYR, US$ and RMB or US$ and HK$. If MYR, RMB or HK$ depreciates against US$, the values of its revenues and assets in MYR, RMB or HK$ may decline accordingly when in translation to the Company’s reporting currency, as its financial statements are presented in US$. The Company does not hold any derivative or other financial instruments that may expose it to a substantial market risk.

Risks and uncertainties

Substantially all the Company’s services are conducted in Hong Kong, China, Malaysia, Thailand, Taiwan, and the Southeast Asia region. The Company’s operations are subject to various political and economic risks, including the risks of restrictions on transfer of funds, export duties, quotas and embargoes, changing taxation policies, and political conditions and governmental regulations, and the adverse impact of the coronavirus outbreak.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

Accounting Standards Adopted in 2024

Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard provides improvements to reportable segment disclosure requirements through amendments that require disclosure of significant segment expenses and other segment items on an interim and annual basis and requires all annual disclosures about a reportable segment’s profit or loss and assets to be made on an interim basis. The standard also requires the disclosure of the chief operating decision maker’s (“CODM”) title and position and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also clarifies that if the CODM uses more than one measure in assessing segment performance and deciding how to allocate resources, a company may report the additional segment profit or loss measure(s) and that companies with a single reportable segment must provide all disclosures required by this amendment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The standard should be applied retrospectively to all prior periods presented in the financial statements.

During the fourth quarter of 2024, we adopted ASU 2023-07 and enhanced our segment disclosures in line with the new guidance. The adoption had no effect on our consolidated financial statements.

Accounting Standards not yet Adopted

Accounting Standards Update 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets Disclosures:

On December 13, 2023, the FASB issued ASU No. 2023-08. ASU 2023-08 amends ASC 350, Intangibles – Goodwill and Other, to provide guidance on the accounting for and disclosure of crypto assets and requires that the Company (i) subsequently remeasure crypto assets at fair value in the consolidated balance sheets and record gains and losses from remeasurement in net income (loss) in the consolidated statements of operations; (ii) present crypto assets separate from other intangible assets in the consolidated balance sheets; (iii) present the gains and losses from remeasurement of crypto assets separately in the consolidated statements of operations; and (iv) provide specific disclosures for crypto assets. For all entities, the ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period.

The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively.

The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

Accounting Standards Update 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses:

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its consolidated financial statements.

NOTE 2 - REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenues

The Company’s revenues consist of revenue from provision of business consulting and corporate advisory services (“service revenue”), revenue from provision of digital platforms and trading of digital assets (“digital revenue”) and revenue from leasing or trading of real estate properties (“real estate revenue”).

Revenue from provision of business services

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

Revenue from provision of digital platforms and trading of digital assets

Through our subsidiary, Green-X Corp. in Labuan (“Green-X”), we operate a platform under the Labuan Financial Services and Securities Act 2010 (LFSSA) whereby security token issuers (“Issuers”) offer their security tokens for subscription and trading by investors (“Investors”) through Green-X digital asset exchange (“Green-X DAX”) platform.

Revenue from the provision of digital platform represents the fees associated with the services for account opening, transactions and listing at the Green-X DAX platform, respectively. We recognize as revenues when services have been rendered to clients, that is performance obligations have been fulfilled.

Revenue from trading of digital assets represents the sales income of digital assets. We recognize as revenues when risks and rewards of ownership of the digital assets have been transferred to the buyers, that is we lose control over the assets sold and the amount of sales revenue can be reliably measured.

Since December 2024, we have started to issue and sell our digital assets, GX Token, to other investors.

Revenue from leasing real estate properties

Rental revenue represents rental income from the Company’s tenants. The tenants pay in accordance with the terms in the lease agreements and the Company recognizes the income ratably over the lease term as this is the most representative of the pattern in which the benefit is expected to be derived from the underlying assets.

Revenue from trading of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets. Generally, the Company’s sales of real estate properties are considered a sale of a non-financial asset. Under ASC 610-20, the Company’s de-recognition of its asset and recognizes a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.

During 2024 and 2023, no real estate property was sold.

Cost of revenues

Cost of service revenue

Service cost primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of digital revenue

Digital cost primarily consists of the cost of technical advisory and IT support to blockchain-based services directly attributable to the cost of digital platforms and digital assets.

Cost of rental revenue

Rental costs primarily include costs associated with repairs and maintenance, property management fees, insurance, depreciation, and other related administrative costs. Utility expenses are paid directly by tenants.

Cost of real estate properties sold

Cost of properties sold primarily consists of the purchase price of the property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

The following tables provide information about disaggregated revenue based on revenue by business line and revenue by geographic area:

	For the years ended December 31,
	2024	2023
Revenue by business line:
Corporate advisory – non-listing services	$1,429,860	$1,440,818
Corporate advisory – listing services	1,662,043	1,938,778
Provision of a digital platform and trading of digital assets	327,802	-
Rental of real estate properties	76,700	98,068
Total revenue	$3,496,405	$3,477,664

	For the years ended December 31,
	2024	2023
Revenue by geographic area:
Hong Kong	$1,831,208	$2,178,761
Malaysia	655,725	336,539
China	1,009,472	962,364
Total revenue	$3,496,405	$3,477,664

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

As of December 31, 2024, and 2023, deferred costs of revenue or deferred revenue is classified as current assets or current liabilities and totaled, respectively:

	As of December 31,
	2024	2023
Current assets
Deferred costs of revenue	$38,382	$16,291

Current liabilities
Deferred revenue	$213,000	$1,075,404

Changes in deferred revenue during 2024 and 2023 are as follows:

	As of and for the years ended December 31,
	2024	2023
Deferred revenue, beginning of year	$1,075,404	$1,834,244
New contract liabilities	799,639	1,179,938
Performance obligations satisfied	(1,662,043)	(1,938,778)
Deferred revenue, end of year	$213,000	$1,075,404

NOTE 3 - BUSINESS COMBINATION

On June 6, 2024, the Company acquired Global Business Hub Limited (“GBHL”) from our Chief Executive Officer and director, Mr. Lee, Chong Kuang for a price of $100. The Company acquired GBHL aiming to develop a digital banking business in Malaysia.

The Company accounted for the transaction as a business combination in accordance with ASC 805 “Business Combinations”. The Company performed an allocation of the purchase price paid for the assets acquired and the liabilities assumed with reference to the financial statements of GBHL as of June 6, 2024.

Fair value of assets acquired, and liabilities assumed:

Cash	$1,101
Goodwill	6,035
Fair value of current liabilities	(7,036)
Purchase price	$100

The following unaudited pro forma information presents the combined results of operations as if the acquisition of GBHL had been completed on January 1, 2023. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	For the years ended December 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$3,496,405	$3,477,664
Loss from operations	(969,573)	(1,505,306)
Net (loss) income	(726,122)	1,047,571
Net (loss) income per share	$(0.09)	$0.14

NOTE 4 - DIGITAL ASSETS

We primarily receive crypto assets held for operations as payments for transaction revenue, blockchain rewards, custodial fee revenue, and other subscriptions and services revenue. Our intent is to convert crypto assets received as a form of payment to cash or to use them to fulfill expenses, primarily blockchain rewards, nearly immediately.

During times of instability in the crypto assets market, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets held for operations are considered as current assets but less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

As of December 31, 2024, the details of digital assets we held are as follows:

Ticker Symbol	Digital Assets	Number of Tokens (1)	Value per Token (1)	Total Value (2)
2UT	Brighsun 2UT	2,127.949	$4.451	$9,471
BCH	Bitcoin Cash	0.022	234.360	5
BTC	Bitcoin	0.004	85,045.455	318
ETH	Ethereum	0.815	3,285.56	2,677
USDT	Tether	179,933.792	1.000	179,885
XRP	Ripple	82.017	0.513	42
				$192,398

(1)	Number of tokens and value per token were displayed up to 3 decimal places, respectively.
(2)	Total value was rounded to the nearest dollar.

During 2024, we issued 4,000,000 tokens of our digital assets, GX Token in exchange for 5,000,000 tokens of Dignity Token, an asset-backed crypto security token (“DiGau”). Despite the token exchange, DiGau was not recognized in our consolidated balance sheet as of December 31, 2024, as the transaction did not meet the criteria for asset recognition. As of the date of this report, the Company has yet determined the value of DiGau due to a lack of observable market transactions and price information. As a result, the transaction was not disclosed in our consolidated financial statements for the year ended December 31, 2024.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2024	2023
Property and equipment
Office leasehold	$3,008,413	$3,008,413
Furniture and fixtures	52,058	52,058
Office equipment	142,864	62,148
Leasehold improvement	92,566	92,566
	3,295,901	3,215,185
Changes during the year:
Add: Additions	5,068	85,069
Less: Disposal	-	(4,353)
	3,300,969	3,295,901

Less: Accumulated depreciation
Accumulated depreciation, beginning of year	(882,363)	(701,618)
Depreciation for the year	(129,232)	(118,963)
Disposal or write-off	-	4,136
Effect of changes in exchange rate	(62,486)	(65,918)
	(1,074,081)	(882,363)
Property and equipment, net	$2,226,888	$2,413,538

Office leasehold under property and equipment represents three adjoining office units owned and used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a 50-year land lease with a remaining term of 20 years and is being depreciated over the remaining lease term. Depreciation for this office leasehold in Shenzhen, China, classified as an operating expense, was $102,241 and $104,442 for the years ended December 31, 2024, and 2023, respectively.

Depreciation for property and equipment, including office leasehold, furniture and fixtures, office equipment and leasehold improvement, classified as an operating expense, totaling $129,232 and $118,963 for the years ended December 31, 2024, and 2023, respectively.

NOTE 6 - REAL ESTATE HELD FOR SALE

On December 31, 2024, and 2023, real estate held for sale was valued at $980,402 and $1,659,207, respectively. Real estate held for sale represents multiple units in a building located in Hong Kong (the “Property”).

On February 25, 2015, we acquired a 60% interest of Forward Win International Limited (“FWIL”), a company that aims to trade the Property.

The Property was developed for resale on a “unit by unit” basis and is stated at the lower of cost or estimated fair value, less estimated costs to sell. Real estate held for sale represents the Property for which a committed plan to sell exists and an active program to market the Property has been initiated.

On April 15, 2024, the Company acquired the remaining 40% shares of FWIL from the non-controlling interest (the “NCI”) by distribution of 40% of FWIL’s Property for consideration of its acquisition and settlement of loan from the NCI (the “Acquisition”).

Other than the Acquisition, no property was sold during 2024 and 2023.

NOTE 7 - REAL ESTATE HELD FOR INVESTMENT, NET

	As of December 31,
	2024	2023
Real estate held for investment
Office leasehold	$780,518	$780,518
Furniture and fixtures	51,721	51,721
Office equipment	16,534	16,534
Leasehold improvement	70,906	70,906
	919,679	919,679

Changes during the year:
Less: Disposal	(364,258)	-
Real estate held for investment, gross	555,421	919,679

Less: Accumulated depreciation
Accumulated depreciation, beginning of year	(320,931)	(269,456)
Depreciation for the year	(15,590)	(25,125)
Disposal	118,344	-
Effect of changes in exchange rate	15,610	(26,350)
Accumulated depreciation, end of year	(202,567)	(320,931)
Real estate held for investment, net	$352,854	$598,748

Real estate held for investment represents the Company’s two office units located in one commercial building in Malaysia. The adjoining office units are currently rented to an unrelated tenant.

Depreciation for real estate held for investment, included in the cost of rental revenue, was $15,590 and $25,125 for the years ended December 31, 2024, and 2023, respectively.

NOTE 8 - OTHER INVESTMENTS

	As of December 31,
	2024	2023
Investment in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$11,981	$11,981
(2) Other related parties	92	88,125
Total	$12,073	$100,106

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

The Company believes all the invested equity securities are without readily determinable values even certain of the equity securities are listed in the over-the-counter (OTC) market, as their securities are not actively traded on a securities exchange registered with the U.S. Securities and Exchange Commission (SEC) or in the OTC market.

For the year ended December 31, 2024, the Company recognized an impairment of $87,425 for eight of its total investments in equity securities without readily determinable fair values.

For the year ended December 31, 2023, the Company recognized an impairment of $4,982,000 for three of its total investments in equity securities without readily determined fair values and recorded a reversal of impairment of $6,882,000 for one of the total investments in equity securities without readily determinable fair values.

In addition, the Company recorded its equity securities without readily determinable fair values at cost. For these cost method investments, we recorded them as other investments in our consolidated balance sheets. We reviewed all our cost investments quarterly to determine if impairment indicators were present; however, we were not required to determine the fair value of these investments unless impairment indicators existed. When impairment indicators exist, we generally adopt the valuation methods allowed under ASC820 Fair Value Measurement to evaluate the fair values of our cost method investments approximated or exceeded their carrying values.

As of December 31, 2024, the carrying value of our cost method investments aggregated $12,073.

On December 31, 2024, and 2023, the carrying values of equity securities without readily determinable fair values are as follows:

	As of December 31,
	2024	2023
Original cost
Balance, beginning of year	$8,331,964	$15,537,964
Additions during the year	92	500
Disposals, terminations, or forfeitures during the year	(700)	(7,206,500)
Disposal of impaired investment during the year	(217)	-
Balance, end of year	8,331,139	8,331,964

Accumulated impairment
Balance, beginning of year	(8,231,858)	(10,131,858)
Impairment during the year	(87,425)	(4,982,000)
Reversal of impairment during the year	-	6,882,000
Disposal of impaired investment during the year	217	-
Balance, end of year	(8,319,066)	(8,231,858)

Net carrying values of equity securities without readily determinable fair values	$12,073	$100,106

For the years ended December 31, 2024, and 2023, the Company recognized an impairment of other investments of $87,425 and $4,982,000, respectively.

During 2024, the Company paid $92 or $0.0001 per share to acquire 923,544 shares of common stock of SEATech Ventures Corp. (“SEATech”) from an unrelated party in addition to the remaining 2,279,813 SEATech shares which were acquired and impaired in 2018.

During 2024, we sold our 1,000,000 shares of common stock of Agape ATP Corporation (“Agape”), which were recorded at a cost of $100, through a broker in total of $307,697 in two batches, sold back our 5,000,000 shares of common stock of Celmonze Wellness Corporation (“Celmonze”) to Celmonze at cost $500 or $0.0001 per share and sold all 2,165,000 shares of common stock of MU Global Holding Limited (“MUGH”) which were acquired at $217 and fully impaired in 2018 to an unrelated party for $17,320, respectively.

In December 2024, REBLOOD Biotech Corp. (“REBLOOD”) was dissolved and hence, our 1,000,000 REBLOOD shares which were acquired at $100 or $0.0001 per share in 2022 were annulled and the investment in REBLOOD was terminated.

Acquisition of other investments during 2024

SEATech Ventures Corp.

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

In addition to the acquisition in August 2024, together with the remaining 2,279,813 SEATech shares which were acquired and impaired during 2018, GVCL in aggregate holds 3,203,357 shares of common stock of SEATech as of December 31, 2024.

As of December 31, 2024, the Company recorded the investment in SEATech at a historical cost of $92 under other investments.

Disposal or termination of other investments during 2024

(a)	Disposal

Agape ATP Corporation

On April 14, 2017, our wholly owned subsidiary, Greenpro Venture Capital Limited (“GVCL”) acquired 17,500,000 shares of common stock of Agape ATP Corporation, a Nevada corporation (“Agape”), par value of $0.0001 per share, for $1,750. Agape is principally engaged in the provision of health and wellness products and advisory services to clients in Malaysia. As of December 31, 2021, GVCL holds approximately 5% of the total outstanding shares of Agape and recognized the investment at a historical cost of $1,750 under other investments.

On January 21, 2022, GVCL entered into a forfeiture agreement with Agape. Pursuant to the agreement, GVCL agreed to transfer 16,500,000 shares out of its 17,500,000 shares of common stock from Agape to Agape for nil consideration. As a result, GVCL holds approximately 1% of the total outstanding shares of Agape and recognized a loss on forfeiture of other investments of $1,650.

Since October 10, 2023, Agape’s common stock has been uplisted from OTC to The Nasdaq Stock Market LLC (“NASDAQ”).

On December 31, 2023, GVCL owned 1,000,000 shares of common stock of Agape and recognized our investment in Agape under a historical cost of $100 or $0.0001 per share.

On February 16, 2024, GVCL sold 200,000 shares of Agape’s common stock through a broker at a price of $180,000. As a result, GVC recognized a gain on disposal of other investment of $179,980.

On August 15, 2024, Agape filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a 1-for-20 reverse stock split of the shares of Agape’s common stock, par value $0.0001 per share on August 30, 2024. As a result of the reverse stock split, our 800,000 shares of Agape’s common stock were reduced to 40,000 shares and the investment cost remained at $80.

On August 30, 2024, GVCL sold all remaining 40,000 Agape shares through a broker at a price of $127,697. As a result, GVCL recognized a gain on disposal of other investments of $127,617.

Celmonze Wellness Corporation

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

Upon acquisition, the Company recorded the investment in Celmonze at a historical cost of $500 under other investments.

On January 17, 2024, GVCL entered a repurchase agreement with Celmonze. Pursuant to the agreement, GVCL agreed to sell back all our 5,000,000 owned Celmonze shares to Celmonze for $500. We received cash of $500 from Celmonze in exchange for our return of Celmonze shares.

MU Global Holding Limited

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

(b)	Termination

REBLOOD Biotech Corp.

On April 1, 2022, GVCL entered into a subscription agreement with REBLOOD Biotech Corp., a Nevada corporation, which is principally in the provision of health management and biotechnology services (“REBLOOD”). Pursuant to the agreement, GVCL acquired 1,000,000 shares of common stock of REBLOOD at a price of $100 or $0.0001 per share.

On December 20, 2024, REBLOOD’s sole director resolved to dissolve REBLOOD in Nevada, and filed a special resolution for dissolution with the Nevada Secretary of State effective December 31, 2024.

As a result of the dissolution, all REBLOOD shares are annulled, and GVCL’s investment is terminated with a nil value. On December 31, 2024, GVCL recognized a loss on termination of investment of $100.

Impairment of other investments during 2024

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

Upon acquisition, GVCL recognized the investment in GLC at a historical cost of $900 under other investments.

For the year ended December 31, 2024, the Company made a full impairment of $900 for the investment in GLC due to its continuous losses and stockholders’ deficit. As a result, our investment in GLC was fully impaired with a nil value as of December 31, 2024.

New Business Media Sdn. Bhd.

On November 1, 2020, GVCL entered into an acquisition agreement with Ms. Lee Yuet Lye and Mr. Chia Min Kiat, shareholders of New Business Media Sdn. Bhd (“NBMSB”). NBMSB is a Malaysian company involved in operating a Chinese media portal that provides digital news services focusing on Asian capital markets. NBMSB is also one of the biggest Chinese-language digital business news networks in Malaysia and has readers from across Southeast Asia.

Pursuant to the agreement, both Ms. Lee and Mr. Chia have agreed to sell to GVCL an 18% equity stake in NBMSB in consideration of a new issuance of 25,759 shares of the Company’s restricted Common Stock, valued at $411,120 or $15.96 per share. The consideration was derived from an agreed valuation of NBMSB of $2,284,000, based on its assets including customers, fixed assets, cash and cash equivalents, and liabilities as of November 1, 2020. Therefore, GVCL recognized the investment in NBMSB at a historical cost of $411,120 under other investments.

On December 31, 2022, the fair value of NBMSB was appraised by an independent appraiser, the Appraiser and according to our 18% interest in NBMSB, our investment was valued at approximately $82,000. The depreciation of NBMSB’s fair value was mainly due to its significant drop in revenue. Hence, the Company recorded an impairment loss of $329,120 for the year ended December 31, 2022.

During 2023, no indicator of impairment occurred and hence, our investment value in NBMSB remained the same at $82,000 as of December 31, 2023.

For the year ended December 31, 2024, the Company made a full impairment of $82,000 for the investment in NBMSB due to NBMSB’s failure to provide updated financial statements for evaluation. As a result, our investment in NBMSB was fully impaired with a nil value as of December 31, 2024.

Angkasa-X Holdings Corp.

On February 3, 2021, GVCL entered into a subscription agreement with Angkasa-X Holdings Corp., a British Virgin Islands corporation, which principally provides turnkey services, from strategic satellite anchor station solutions, including construction and facility design, and antenna integration to fully deployable, integrated tactical platform solutions (“Angkasa-X”). Pursuant to the agreement, GVCL acquired 28,000,000 ordinary shares of Angkasa-X at a price of $2,800 or $0.0001 per share.

Upon acquisition, GVCL recorded the investment in Angkasa-X at a historical cost of $2,800 under other investments.

For the year ended December 31, 2024, the Company made a full impairment of $2,800 for the investment in Angkasa-X due to its continuous losses and stockholders’ deficit. As a result, our investment in Angkasa-X was fully impaired with a nil value as of December 31, 2024.

Jocom Holdings Corp.

On June 2, 2021, GVCL entered into a subscription agreement with Jocom Holdings Corp., a Nevada corporation, which operates a Malaysia-based m-commerce platform specializing in online grocery shopping via smartphones (“Jocom”). Pursuant to the agreement, GVCL acquired 1,500,000 shares of common stock of Jocom at a price of $150 or $0.0001 per share.

Upon acquisition, the Company recorded the investment in Jocom at a historical cost of $150 under other investments.

For the year ended December 31, 2024, the Company made a full impairment of $150 for the investment in Jocom due to its continuous losses and stockholders’ deficit. As a result, our investment in Jocom was fully impaired with a nil value as of December 31, 2024.

Ata Global Inc.

On July 30, 2021, GVCL entered into a subscription agreement with Ata Global Inc., a Nevada corporation, principally in the provision of financial technology (“FinTech”) services (“Ata Global”). Pursuant to the agreement, GVCL acquired 2,250,000 shares of common stock of Ata Global at a price of $225 or $0.0001 per share.

Upon acquisition, the Company recorded the investment in Ata Global at a historical cost of $225 under other investments.

For the year ended December 31, 2024, the Company made a full impairment of $225 for the investment in Ata Global due to its failure to provide updated financial statements for evaluation. As a result, our investment in Ata Global was fully impaired with a nil value as of December 31, 2024.

catTHIS Holdings Corp.

On August 27, 2021, GVCL entered into a subscription agreement with catTHIS Holdings Corp., a Nevada corporation, which provides a digital catalog management platform for users to upload, share and retrieve digital catalogs from any device (“catTHIS”). Pursuant to the agreement, GVCL acquired 2,000,000 shares of common stock of catTHIS at a price of $200 or $0.0001 per share.

Upon acquisition, the Company recorded the investment in catTHIS at a historical cost of $200 under other investments.

For the year ended December 31, 2024, the Company made a full impairment of $200 for the investment in catTHIS due to its continuous loss and stockholders’ deficit. As a result, our investment in catTHIS was fully impaired with a nil value as of December 31, 2024.

ACT Wealth Academy Inc.

On February 21, 2022, GVCL entered into a subscription agreement with ACT Wealth Academy Inc., a Nevada corporation, which provides training, seminars, and events in the academic fields (“ACT Wealth”). Pursuant to the agreement, GVCL acquired 6,000,000 shares of common stock of ACT Wealth at a price of $600 or $0.0001 per share.

Upon acquisition, the Company recorded the investment in ACT Wealth at a historical cost of $600 under other investments.

For the year ended December 31, 2024, the Company made a full impairment of $600 for the investment in ACT Wealth due to its failure to provide updated financial statements for evaluation. As a result, our investment in ACT Wealth was fully impaired with a nil value as of December 31, 2024.

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

For the year ended December 31, 2024, the Company made a full impairment of $550 for the investment in Best2bid due to Best2bid’s failure in proving its updated financial condition and performance for evaluation. As a result, our investment in Best2bid was fully impaired with a nil value as of December 31, 2024.

NOTE 9 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net

	As of December 31,
	2024	2023
Intangible assets
Trademarks	$7,253	$7,253
Customer lists	344,500	344,500
Insurance agency license	129,032	129,032
	480,785	480,785

Less: Accumulated amortization
Accumulated amortization, beginning of year	(479,604)	(478,885)
Amortization during the year	(476)	(718)
Effect of changes in exchange rate	4	(1)
Accumulated amortization, end of year	(480,076)	(479,604)
Intangible assets, net	$709	$1,181

As of December 31, 2024 and 2023, the original cost of our intangible assets totaled $480,785 which includes $7,253 of trademarks acquired by Greenpro Resources (HK) Limited (“GRHK”) during the years of 2013 to 2018, $344,500 of customer lists from the acquisition of Ace Corporate Services Limited (renamed to Falcon Corporate Services Limited on August 26, 2016) (“FCSL”) in 2015, and $129,032 of an insurance agency license from the acquisition of Sparkle Insurance Brokers Limited (renamed to Greenpro Sparkle Insurance Brokers Limited on April 4, 2019) (“Sparkle”) on January 2, 2019, respectively.

As of December 31, 2024, and 2023, the customer lists from FCSL and the insurance agency license from Sparkle had been fully amortized with nil value.

At the end of 2024, the Company conducted the annual impairment test and concluded that it is more likely than not that the estimated fair value of GRHK’s trademarks was more than their carrying amount, and no impairment indicator existed. As a result, no impairment was made.

Amortization expense for intangible assets for the years ended December 31, 2024, and 2023 was $476 and $718, respectively.

Amortization for each year following December 31, 2024, is as follows:

Year ending December 31,	Trademarks
2025	$272
2026	242
2027 and thereafter	195
Total	$709

As of December 31, 2024, the accumulated amortization of intangible assets was $480,076, and the net value of intangible assets was $709.

Goodwill

	As of December 31,
	2024	2023
Goodwill
Falcon Accounting & Secretaries Limited	$319,726	$319,726
Greenpro Capital Village Sdn. Bhd.	26,082	26,082
	345,808	345,808

Changes during the year:
Add: Goodwill from Global Business Hub Limited	6,035	-
	351,843	345,808
Less: Accumulated impairment
Accumulated impairment, beginning of year	(263,247)	(263,247)
Impairment during the year	(82,561)	-
Accumulated impairment, end of year	(345,808)	(263,247)
Goodwill, after impairment	$6,035	$82,561

The Company’s goodwill consisted of $319,726 from its acquisition of Falcon Secretaries Limited (renamed to Falcon Accounting & Secretaries Limited on February 25, 2020) (“FASL”) in 2015, $26,082 from its acquisition of Greenpro Capital Village Sdn. Bhd. (“GCVSB”) in 2021 and $6,035 from its acquisition of Global Business Hub Limited (“GBHL”) in 2024, respectively. Collectively, the Company’s goodwill totaled $351,843.

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

During 2024, the Company conducted the annual impairment test for FASL, GCVSB and GBHL, respectively and concluded that there was an indicator of impairment for the goodwill derived from the acquisitions of FASL and GCVSB. As the NAV of FASL is less than the value of the goodwill of $56,479 and the NAV of GCVSB is less than the value of the goodwill of $26,082 as of December 31, 2024, a full impairment of $56,479 and $ $26,082 was made, respectively. As a result, total impairment of $82,561 was made, both the value of goodwill related to FASL and GCVSB was impaired to nil, the value of goodwill related to the newly acquired subsidiary, GBHL remains at $6,035.

For the years ended December 31, 2024, and 2023, $82,561 and $0 of impairment of goodwill was made, respectively.

As of December 31, 2024, the value of the Company’s goodwill was $6,035, representing the value of goodwill related to GBHL of $6,035.

NOTE 10 - LEASES

As of December 31, 2024, the Company has an operating lease agreement for one office space in Hong Kong with a term of two years and has a finance lease for a motor vehicle in Malaysia with a term of five years, respectively. Other than these leases, the Company does not have any other leases over the term of one year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest (“discount rate”) in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease costs and supplemental cash flow information related to operating leases and finance leases are as follows:

	For the years ended December 31,
	2024	2023
Lease costs
Operating lease costs:
Rental expenses (1)	$97,667	$94,999
Other rental expenses (2)	16,541	19,402
	114,208	114,401
Finance lease costs:
Interest expenses	$1,070	$729
	1,070	729
Total lease costs	$115,278	$115,130

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Rental payment - operating leases	$97,667	$96,211
Interest repayment - finance leases	1,070	729
Principal repayment - finance leases	3,447	1,902
Total cash paid	$102,184	$98,842
Non-cash activity:
Initial recognition of the balance payment of ROU asset by finance lease liabilities	$-	$18,957
Weighted average remaining lease term (in years):
Operating leases	0.20	1.20
Finance leases	3.42	4.42
Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	6.9%	6.9%

(1)	Rental expenses include amortization of $94,807 and $89,695 and interest expenses of $2,860 and $5,304 for the years ended December 31, 2024, and 2023, respectively.

(2)	Other rental expenses represent those rental expenses for leases with a lease term within one year, and government rent and rates related to the leases.

The supplemental balance sheet information related to leases during the past two years is as follows:

	As of December 31,
	2024	2023
Assets
Long-term operating lease ROU assets, net (1)	$19,929	$114,551
Long-term finance lease ROU asset, net (2)	20,272	25,527
Total ROU assets	$40,201	$140,078

Liabilities
Current portion of operating lease liabilities	$19,929	$94,726
Current portion of finance lease liabilities	3,766	3,426
Total current lease liabilities	23,695	98,152

Long-term operating lease liabilities	-	19,825
Long-term finance lease liabilities	10,235	13,638
Total long-term lease liabilities	10,235	33,463
Total lease liabilities	$33,930	$131,615

(1)	Operating lease ROU assets are measured at a cost of $351,829 and less accumulated amortization of $331,900 and $237,278 as of December 31, 2024, and 2023, respectively.

(2)	Finance lease ROU asset is measured at a cost of $28,898 and less accumulated amortization of $8,626 and $3,371 as of December 31, 2024, and 2023, respectively.

Maturities of the Company’s lease liabilities as of December 31, 2024, are as follows:

	Operating leases	Finance leases
Year ending December 31,
2025	20,041	4,609
2026	-	4,609
2027	-	4,609
2028	-	1,918
Total future minimum lease payments	20,041	15,745
Less: Imputed interest/present value discount	(112)	(1,744)
Present value of lease liabilities	$19,929	$14,001

Lease obligations
Current lease obligations	$19,929	$3,766
Long-term lease obligations	-	10,235
Total lease obligations	$19,929	$14,001

For the year ended December 31, 2024, total lease costs were $115,278 including operating lease costs of $114,208 and finance lease costs of $1,070, respectively. For the year ended December 31, 2023, total lease costs were $115,130 including operating lease costs of $114,401 and finance lease costs of $729, respectively.

NOTE 11 - DERIVATIVE LIABILITIES

	As of and for the years ended,
	2024	2023
Fair value at beginning of year	$-	$1
Fair value gain of derivative liability associated with warrants	-	(1)
Fair value at end of year	$-	$-

Warrants

On June 12, 2018, warrants exercisable into 53,556 shares of the Company’s Common Stock were issued at an exercise price of $7.20 per share and will expire in 2023. The warrants were fully vested when issued. (see Note 13).

On July 19, 2022, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”), to effect a reverse split of the Company’s Common Stock at a ratio of 10-for-1 (the “Reverse Stock Split”), effective as of July 28, 2022. The Reverse Stock Split effected a reduction in the number of shares of Common Stock issuable upon the exercise of the warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split. As a result of the Reverse Stock Split, the number of the outstanding warrants exercisable into the Company’s Common Stock was reduced from 53,556 (pre-split) shares to 5,356 (post-split) shares (see Note 13).

Warrant activity, including the number of shares and the exercise price per share, has been adjusted for all periods presented in this Annual Report to reflect the Reverse Stock Split effected on July 28, 2022, on a retroactive basis.

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

Since the Expiration, all warrants expired, and no warrants are outstanding and exercisable.

The balance of the derivative liabilities related to warrants was nil as of December 31, 2024, and 2023, respectively.

For the year ended December 31, 2024, neither gain nor loss was recognized as all warrants had expired during 2023, while for the year ended December 31, 2023, the Company recognized a gain of $1 associated with the revaluation of the above derivative liability.

NOTE 12 - STOCKHOLDERS’ EQUITY

Our authorized capital consists of 600,000,000 shares, of which 500,000,000 shares are designated as shares of Common Stock, par value $0.0001 per share, and 100,000,000 shares are designated as shares of preferred stock, par value $0.0001 per share. No shares of preferred stock are currently outstanding. Shares of preferred stock may be issued in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issuance of any shares thereof. The voting powers, designations, preferences, limitations, restrictions, relative, participating, options and other rights, and the qualifications, limitations, or restrictions thereof, of the preferred stock are to be determined by the board of directors before the issuance of any shares of preferred stock in such series.

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

On May 18, 2023, the Company decided to terminate its investment in the Fund due to significant impairments suffered since subscription and to cancel the shares issued to the Fund due to the Fund’s failure to provide consideration for the shares. As a result, 300,000 shares of the Company’s restricted Common Stock were cancelled, and the value of Common Stock of $300 and the value of additional paid-in capital of $7,205,700, in aggregate of $7,206,000, were reversed accordingly.

During 2024 and 2023, the Company did not issue any shares of its Common Stock.

NOTE 13 – WARRANTS

On June 13, 2018, the Company granted to the placement agent and issued warrants exercisable into 53,556 shares of Common Stock at an exercise price of $7.20 per share and the expected expiration of the warrants is June 12, 2023 (the “Expiration”). Since the Expiration, the Company does not expect to issue other warrants in the next twelve months.

On July 19, 2022, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effect a reverse split of the Company’s Common Stock at a ratio of 10-for-1 (the “Reverse Stock Split”), effective as of July 28, 2022. The Reverse Stock Split effected a reduction in the number of shares of Common Stock issuable upon the exercise of the warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split. As a result of the Reverse Stock Split, the number of the outstanding warrants exercisable into the Company’s Common Stock was reduced from 53,556 (pre-split) shares to 5,356 (post-split) shares (see Note 11) and the exercise price of the warrants was adjusted from $7.2 (pre-split) per share to $72 (post-split) per share.

Warrant activity including the number of shares and the exercise price per share has been adjusted for all periods presented in our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q to reflect the Reverse Stock Split effected on July 28, 2022 on a retroactive basis.

A summary of warrants to purchase Common Stock issued during the years ended December 31, 2024, and 2023 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding as of January 1, 2023	5,356	72
Granted	-	-
Exercised	-	-
Expired	(5,356)	(72)
Balance outstanding and exercisable as of December 31, 2023	-	$-
Granted	-	-
Exercised	-	-
Expired	-	-
Balance outstanding and exercisable as of December 31, 2024	-	-

On June 12, 2023 (the “Expiration), no warrants were exercised as the trading price of the Company’s Common Stock was at or below the exercise price of $72 (post-split) per share or $7.2 (pre-split) per share. At the Expiration, the closing price of the Company’s Common Stock was $1.78 per share.

Since the Expiration, all warrants expired, and no warrants are outstanding and exercisable.

As of December 31, 2023 and 2024, the value of the warrants was nil.

NOTE 14 - INCOME TAXES

Provision for income taxes consisted of the following:

	For the years ended December 31,
	2024	2023

Current:
– Local	$-	$-
– Foreign:
Hong Kong	3,033	-
The PRC	1,406	6,829
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$4,439	$6,829

A summary of local (United States) and foreign loss before income taxes was comprised of the following:

	For the years ended December 31,
	2024	2023
Tax jurisdictions from:
– United States	$(669,963)	$(4,093,463)
– Foreign, representing:
Hong Kong	(567,434)	(345,251)
The PRC	902,333	(265)
Malaysia	(16,044)	(47,494)
Labuan	(186,074)	(342,489)
Other (primarily nontaxable jurisdictions)	(184,206)	5,885,490

(Loss) income before income taxes	$(721,388)	$1,056,528

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of the Company’s statutory income tax rate to the Company’s effective tax rate as a percentage of income from continuing operations before taxes:

	For the years ended December 31,
	2024	2023

Statutory tax rate	21.0%	21.0%
Impairment of goodwill, intangible assets, and investments	-%	-%
Change in income tax valuation allowance	(21.0)%	(20.3)%
Effective tax rate	0.0%	0.7%

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the years presented, the Company has had several subsidiaries that operate in different countries and are subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

The significant components of deferred taxes of the Company are as follows (rounded to the nearest thousand):

	As of December 31,
	2024	2023
Deferred tax assets
Impairment of goodwill, intangible assets, and investments	$832,000	$832,000
Financing costs	974,000	974,000
Operating lease liability	4,000	24,000
Finance lease liability	3,000	4,000
Accounts receivable allowance	1,000	128,000
Net operating loss (NOL) carryforwards:
– United States of America	4,919,000	4,778,000
– Hong Kong	632,000	558,000
– The PRC	334,000	559,000
– Malaysia	230,000	226,000
– Labuan	17,000	12,000

Gross deferred tax assets	7,946,000	8,095,000
Less: valuation allowance	(7,938,000)	(8,066,000)
Total deferred tax assets	8,000	29,000

Deferred tax liabilities
Change in fair value of derivative liabilities	-	-
Operating lease right-of-use asset	4,000	24,000
Finance lease right-of-use asset	4,000	5,000
Total deferred tax liabilities	8,000	29,000

Net deferred tax asset (liability)	$-	$-

The Company believes that it is more likely than not that the deferred tax assets will not be fully realized in the future. Accordingly, the Company established a valuation allowance of $7,938,000 to offset deferred tax assets of $7,946,000 including deferred tax assets related to the net operating loss (NOL) carry forwards of $6,132,000 as of December 31, 2024.

For the year ended December 31, 2024, the valuation allowance decreased by $128,000, this decrease was primarily due to a decrease of NOL carryforwards from the PRC.

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law.

For the years ended December 31, 2024, and 2023, the operations in the United States of America incurred a net operating loss (NOL) of $670,000 and $4,093,000, respectively.

As of December 31, 2024, the cumulative net operating losses (NOLs) were $23,423,000 which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 16.5% on their assessable income for the tax year.

For the years ended December 31, 2024, and 2023, the subsidiaries in Hong Kong incurred the aggregate of a net operating loss (NOL) of $567,000 and $345,000, respectively.

As of December 31, 2024, the cumulative net operating losses (NOLs) aggregated for those subsidiaries which have operations in Hong Kong were $3,222,000. The cumulative NOLs can be carried forward indefinitely to offset future taxable income.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

For the year ended December 31, 2024, the subsidiaries in the PRC recorded an aggregate net operating income (NOI) of approximately $902,000, while for the year ended December 31, 2023, the subsidiaries in the PRC recorded an aggregate net operating loss (NOL) of approximately $0.

As of December 31, 2024, the subsidiaries operating in the PRC had incurred the aggregate amount of cumulative net operating losses (NOLs) of $1,335,000 which can be carried forward to offset future taxable income. The NOL carryforwards will expire in 5 years, if unutilized.

Malaysia

The Company’s subsidiaries operating in Malaysia are subject to the Malaysia Corporate Tax Laws at a standard income tax rate of 24% on their assessable income for the tax year.

For the years ended December 31, 2024, and 2023, the subsidiaries in Malaysia incurred the aggregate of a net operating loss (NOL) of $16,000 and $47,000, respectively.

As of December 31, 2024, the operations in Malaysia had incurred the aggregate amount of cumulative net operating losses (NOLs) of $1,148,000 which can be carried forward indefinitely to offset taxable income in the future.

Labuan

The Company’s subsidiaries operating in Labuan is subject to the Labuan Corporate Tax Laws at a progressive income tax rate starting from 3% on their assessable income for the tax year.

For the years ended December 31, 2024, and 2023, the subsidiaries in Labuan incurred the aggregate of a net operating loss (NOL) of $186,000 and $342,000, respectively.

As of December 31, 2024, the operations in Labuan had incurred the aggregate amount of cumulative net operating losses (NOLs) of $571,000 which can be carried forward indefinitely to offset taxable income in the future.

The Company has made a full valuation allowance against the deferred tax assets on the expected future tax benefits from the Company’s net operating loss carryforwards as the Company believes it is more likely than not that these deferred tax assets will not be fully realized in the future.

NOTE 15 - RELATED PARTY TRANSACTIONS

Accounts receivable from related parties:	December 31, 2024	December 31, 2023

Accounts receivable, net
- Related party B (net of allowance of $0 and $379,542 as of December 31, 2024, and 2023, respectively)	$-	$-
- Related party K (net of allowance of $2 and $0 as of December 31, 2024, and 2023, respectively)	41	-

Due from related parties:	December 31, 2024	December 31, 2023

Due from related parties
- Related party B	$180,207	$25,932
- Related party D	772,620	723,889
- Related party G	1,357	1,032
- Related party I	-	7
Total	$954,184	$750,860

The amounts due from related parties are interest-free, unsecured, and have no fixed terms of repayment.

Due to related parties:	December 31, 2024	December 31, 2023

Due to related parties
- Related party A	$23,218	$30,238
- Related party B	11,944	19,906
- Related party E	-	844
- Related party J	-	336,636
- Related party K	22,335	1,650
Total	$57,497	$389,274

The amounts due to related parties are interest-free, unsecured and repayable on demand.

Deferred costs of revenue to related parties:	December 31, 2024	December 31, 2023

Deferred costs of revenue to related parties
- Related party A	$7,500	$-
- Related party F	11,250	-
Total	$18,750	$-

Deferred revenue from a related party:	December 31, 2024	December 31, 2023

Deferred revenue from related party
- Related party B	$-	$157,500

Investments in a related party:	December 31, 2024	December 31, 2023

Investments in a related party
- Related party B	$12,073	$100,106

	For the years ended December 31,
Income from / expenses to related parties:	2024	2023

Service revenue from related parties
- Related party A	$6,051	$3,647
- Related party B	307,704	1,120,805
- Related party D	26,181	35,358
- Related party E	1,358	258,251
- Related party G	22,991	7,351
- Related party K	51	165
Total	$364,336	$1,425,577

Digital revenue from related parties
- Related party B	$1,000	$-
- Related party K	20,000	-
Total	$21,000	$-

Cost of service revenue to related parties
- Related party A	$7,184	$-
- Related party B	-	23,280
- Related party F	3,750	-
Total	$10,934	$23,280

General and administrative expenses to related parties
- Related party A	$40,293	$-
- Related party B	-	24,844
- Related party D	80,714	44,475
- Related party I	13,814	15,762
- Related party K	14,996	37,799
Total	$149,817	$122,880

Other income from related parties
- Related party B	$35,740	$38,747
- Related party D	11,895	8,862
Total	$47,635	$47,609

Interest income from a related party
- Related party B	$5,073	$-

Gain on disposal of related party investments
- Related party B	$324,917	$-

Reversal of impairment of related party investment
- Related party B	$-	$6,882,000

Impairment of related party investments
- Related party B	$87,425	$4,982,000

Loss on disposal of related party investment
- Related party B	$100	$-

Impairment of other receivable from a related party
- Related party H	$-	$60,000

Related party A is under the common control of Mr. Loke, Che Chan Gilbert, the Company’s CFO and a major shareholder.

Related party B represents companies where the Company owns a respective percentage ranging from 1% to 18% interest in those companies.

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

Related party F represents a family member or members of Mr. Loke.

Related party G is under common control of Mr. Lee, Chong Kuang, the Company’s CEO and a major shareholder.

Related party H represents a company in which we currently have an approximate 48% equity-method investment. On December 31, 2023, the Company determined the amount due from related party H of $60,000 was impaired and recorded an impairment of other receivables of $60,000 for the year ended December 31, 2023. During 2018, the Company acquired approximately 49% of related party H for total consideration of $368,265. On December 31, 2018, the Company determined that its investments in related party H were impaired and recorded an impairment of other investments of $368,265.

Related party I, is controlled by a family member of Mr. Lee.

Related party J represents a non-controlling interest in the Company’s subsidiary that owns its real estate held for sale. The amount due to related party J is unsecured, bears no interest, is payable on demand, and is related to the initial acquisition of the real estate held for sale. Related party J became no longer our related party since our acquisition of its shares in the subsidiary on April 15, 2024.

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

NOTE 16 - SEGMENT INFORMATION

ASC 280, “Segment Reporting” requires disclosure of significant segment expenses and other segment items on an interim and annual basis and requires all annual disclosures about a reportable segment’s profit or loss and assets to be made on an interim basis.

The Company’s reportable segments are consistent with its internal organization structure and are regularly reviewed by the Company’s President and Chief Executive Officer (chief operating decision-maker or “CODM”) to allocate resources and assess performance for the entire Company. The CODM does not evaluate performance or allocate resources based on other income or expenses, and therefore such information is not allocated across its reportable segments. Other income or expenses which are not allocated to reportable segments are presented in the consolidated statements of operations and comprehensive income or loss.

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

The Company operates three reportable business segments:

●	Service business – provision of corporate advisory and business solution services

●	Digital business – provision of digital platform and trading of digital assets

●	Real estate business – trading or leasing of commercial real estate properties in Hong Kong and Malaysia

The Company had no inter-segment sales for the years presented. Pursuant to ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”, the summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

Currently, the Company has three reportable segments that are based on the following business units: service business, digital business and real estate business, respectively (2023: two reportable segments - service business and real estate business).

Service business

The changes in the performance results between 2024 and 2023 by reportable segment / business unit are as follows:

	Year ended December 31,		Change
	2024	2023	$	%
Revenues from external customers	$2,727,567	$1,954,019	773,548	40%
Revenues from related parties	364,336	1,425,577	(1,061,241)	(74%)
Cost of revenues	(355,120)	(534,965)	179,845	(34%)
General and administrative expenses	(3,526,825)	(4,348,414)	821,589	(19%)
Loss from operations	$(790,042)	$(1,503,783)	713,741	(47%)

The changes in equity-method investments, total assets, and capital expenditures for long-lives assets between 2024 and 2023 by reportable segment / business unit are as follows:

	As of and for the years ended December 31,		Change
	2024	2023	$	%
Investments in equity-method investees	$12,073	$100,106	(88,033)	(88%)

Total assets	$4,691,645	$6,954,402	(2,262,757)	(33%)

Expenditures for additions to long-lived assets	$668	$113,967	(113,299)	(99%)

Digital business

The changes in the performance results between 2024 and 2023 by reportable segment / business unit are as follows:

	Year ended December 31,		Change
	2024	2023	$	%
Revenues from external customers	$306,802	$-	306,802	-%
Revenues from related parties	21,000	-	21,000	-%
Cost of revenues	(48,495)	-	(48,495)	-%
General and administrative expenses	(463,546)	-	(463,546)	-%
Loss from operations	$(184,239)	$-	(184,239)	-%

The changes in equity-method investments, total assets, and capital expenditures for long-lives assets between 2024 and 2023 by reportable segment / business unit are as follows:

	As of and for the years ended December 31,		Change
	2024	2023	$	%
Investments in equity-method investees	$-	$-	-	-%

Total assets	$784,492	$-	784,492	-%

Expenditures for additions to long-lived assets	$4,400	$-	4,400	-%

Real estate business

The changes in the performance results between 2024 and 2023 by reportable segment / business unit are as follows:

	Year ended December 31,		Change
	2024	2023	$	%
Revenues from external customers	$76,700	$98,068	(21,368)	(22%)
Revenues from related parties	-	-	-	-%
Cost of revenues	(22,825)	(36,613)	13,788	(38%)
General and administrative expenses	(48,872)	(60,850)	11,978	(20%)
Income from operations	$5,003	$605	4,398	727%

The changes in equity-method investments, total assets, and capital expenditures for long-lives assets between 2024 and 2023 by reportable segment / business unit are as follows:

	As of and for the years ended December 31,		Change
	2024	2023	$	%
Investments in equity-method investees	$-	$-	-	-%

Total assets	$997,786	$1,703,618	(705,832)	(41%)

Expenditures for additions to long-lived assets	$-	$-	-	-%

(b) By Geography

The Company principally operates in three regions, including Hong Kong, Malaysia and China.

The distribution of revenues and significant expenses for the year ended December 31, 2024 by region is as follows:

	For the year ended December 31, 2024
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$1,545,997	$555,600	$1,009,472	$3,111,069
Revenues from related parties	285,211	100,125	-	385,336
Cost of revenues	(98,624)	(212,525)	(115,291)	(426,440)
Advertising and marketing expenses	(131,815)	(104,842)	(25,669)	(262,326)
Audit, legal and other professional fees	(429,181)	(12,774)	(5,387)	(447,342)
Consulting fees	(9,389)	(132,123)	-	(141,512)
Depreciation and amortization	(101,999)	(39,709)	(104,213)	(245,921)
Directors’ salaries and compensation	(720,658)	-	-	(720,658)
Staff costs including salaries and allowances, pensions, and other benefits	(914,918)	(298,635)	(404,590)	(1,618,143)
IT and computer expenses	(11,533)	(118,420)	(4,746)	(134,699)
Other general and administrative expenses	(269,209)	(148,000)	(51,433)	(468,642)
(Loss) income from operations	$(856,118)	$(411,303)	$298,143	$(969,278)

The distribution of investments in equity-method investees and total assets as of December 31, 2024, and expenditures for long-lived assets for the year ended December 31, 2024, respectively by region is as follows:

	As of and for the year ended December 31, 2024
	Hong Kong	Malaysia	China	Total

Investments in equity-method investments	$12,073	$-	$-	$12,073

Total assets	$2,692,562	$1,385,294	$2,396,067	$6,473,923

Expenditures for additions to long-lived assets	$-	$4,400	$668	$5,068

The distribution of revenues and significant expenses for the year ended December 31, 2023, by region is as follows:

	For the year ended December 31, 2023
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$856,162	$242,335	$953,590	$2,052,087
Revenues from related parties	1,322,599	94,204	8,774	1,425,577
Cost of revenues	(272,758)	(169,245)	(129,575)	(571,578)
Advertising and marketing expenses	(142,497)	(24,396)	(22,643)	(189,536)
Audit, legal and other professional fees	(473,647)	(12,899)	(11,373)	(497,919)
Consulting fees	(6,402)	(154,275)	(3,106)	(163,783)
Depreciation and amortization	(97,231)	(34,263)	(106,394)	(237,888)
Directors’ salaries and compensation	(702,685)	-	-	(702,685)
Staff costs including salaries and allowances, pensions, and other benefits	(811,997)	(322,043)	(390,944)	(1,524,984)
IT and computer expenses	(13,329)	(162,448)	(7,836)	(183,613)
Other general and administrative expenses	(587,535)	(67,314)	(254,007)	(908,856)
(Loss) income from operations	$(929,320)	$(610,344)	$36,486	$(1,503,178)

The distribution of investments in equity-method investees and total assets as of December 31, 2023, and expenditures for long-lived assets for the year ended December 31, 2023, respectively by region is as follows :

	As of and for the year ended December 31, 2023
	Hong Kong	Malaysia	China	Total

Investments in equity-method investments	$100,106	$-	$-	$100,106

Total assets	$4,499,800	$1,534,064	$2,624,156	$8,658,020

Expenditures for additions to long-lived assets	$1,549	$110,869	$1,549	$113,967

