Form 10-Q
period 2025-03-31
Greenpro Capital Corp.
filed 2025-05-14
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 14, 2025, there were 7,575,813 shares, par value $0.0001, of the registrant’s common stock (“Common Stock”) issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(In U.S. dollars, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents (including $83,563 and $77,239 of time deposits as of March 31, 2025 and December 31, 2024, respectively)	$885,924	$1,124,818
Accounts receivable, net of allowance for credit losses of $43,893 and $2,883 as of March 31, 2025 and December 31, 2024, respectively (including $41 of net accounts receivable from related party as of December 31, 2024)	60,032	94,521
Prepaids and other current assets	480,129	450,458
Digital assets	209,272	192,398
Due from related parties	985,541	954,184
Deferred costs of revenue (including $12,500 and $18,750 to related parties as of March 31, 2025 and December 31, 2024, respectively)	26,917	38,382
Total current assets	2,647,815	2,854,761

Property and equipment, net	2,208,982	2,226,888
Real estate investments:
Real estate held for sale	980,402	980,402
Real estate held for investment, net	352,929	352,854
Intangible assets, net	641	709
Goodwill	6,035	6,035
Other investments (including $12,073 of related party investments as of March 31, 2025 and December 31, 2024, respectively)	12,073	12,073
Operating lease right-of-use assets, net	91,576	19,929
Finance lease right-of-use asset, net	18,938	20,272
TOTAL ASSETS	$6,319,391	$6,473,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$816,720	$975,208
Due to related parties	96,735	57,497
Operating lease liabilities, current portion	91,576	19,929
Finance lease liabilities, current portion	3,861	3,766
Deferred revenue	722,908	213,000
Total current liabilities	1,731,800	1,269,400

Finance lease liabilities, non-current portion	9,326	10,235
Total liabilities	1,741,126	1,279,635

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 7,575,813 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	7,576	7,576
Additional paid in capital	42,749,831	42,749,831
Accumulated other comprehensive loss	(316,562)	(336,115)
Accumulated deficit	(37,899,955)	(37,264,379)
Total Greenpro Capital Corp. stockholders’ equity	4,540,890	5,156,913
Noncontrolling interests in consolidated subsidiary	37,375	37,375

Total stockholders’ equity	4,578,265	5,194,288

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,319,391	$6,473,923

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2025	2024

REVENUES:
Service revenue (including $21,975 and $194,249 of service revenue from related parties for the three months ended March 31, 2025 and 2024, respectively)	$310,853	$633,792
Digital revenue	26,256	-
Rental revenue	15,646	24,607
Total revenues	352,755	658,399

COST OF REVENUES:
Cost of service revenue (including $8,396 and $3,054 of cost of revenue to related parties for the three months ended March 31, 2025 and 2024, respectively)	(89,853)	(74,698)
Cost of rental revenue	(3,789)	(6,176)
Total cost of revenues	(93,642)	(80,874)

GROSS PROFIT	259,113	577,525

OPERATING EXPENSES:
General and administrative (including $23,152 and $27,903 of general and administrative expenses to related parties for the three months ended March 31, 2025 and 2024, respectively)	(948,046)	(1,051,238)
Total operating expenses	(948,046)	(1,051,238)

LOSS FROM OPERATIONS	(688,933)	(473,713)

OTHER INCOME (EXPENSES):
Other income (including $16,558 and $11,426 of other income from related parties for the three months ended March 31, 2025, and 2024, respectively)	18,034	12,619
Interest income (including $1,397 and $985 of interest income from related parties for the three months ended March 31, 2025, and 2024, respectively)	2,884	9,889
Gain on disposal of investments (including $39,800 and $179,980 of related party investments for the three months ended March 31, 2025 and 2024, respectively)	39,800	179,980
Reversal of impairment of investment (including $150 of related party investment for the three months ended March 31, 2025)	150	-
Interest expense	(236)	(279)
Fair value loss on digital assets	(6,765)	-
Total other income	53,867	202,209

LOSS BEFORE INCOME TAX	(635,066)	(271,504)
Income tax expense	(510)	(1,406)
NET LOSS	(635,576)	(272,910)
Net loss attributable to non-controlling interests	-	7,393

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS OF GREENPRO CAPITAL CORP.	(635,576)	(265,517)
Other comprehensive income (loss):
- Foreign currency translation income (loss)	19,553	(52,133)
COMPREHENSIVE LOSS	$(616,023)	$(317,650)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.08)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	7,575,813	7,575,813

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(In U.S. dollars, except share data)

(Unaudited)

Three months ended March 31, 2025
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2024	7,575,813	$7,576	$42,749,831	$(336,115)	$(37,264,379)	$37,375	$5,194,288
Foreign currency translation	-	-	-	19,553	-	-	19,553
Net loss	-	-	-	-	(635,576)	-	(635,576)
Balance as of March 31, 2025 (Unaudited)	7,575,813	$7,576	$42,749,831	$(316,562)	$(37,899,955)	$37,375	$4,578,265

Three months ended March 31, 2024
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2023	7,575,813	$7,576	$42,897,029	$(310,169)	$(36,549,095)	$291,298	$6,336,639
Foreign currency translation	-	-	-	(52,133)	-	-	(52,133)
Net loss	-	-	-	-	(265,517)	(7,393)	(272,910)
Balance as of March 31, 2024 (Unaudited)	7,575,813	$7,576	$42,897,029	$(362,302)	$(36,814,612)	$283,905	$6,011,596

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(In U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(635,576)	$(272,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,419	36,466
Amortization of intangible assets	68	180
Amortization of operating lease right-of-use assets	24,041	23,282
Amortization of finance lease right-of-use asset	1,490	1,401
Provision for credit losses	41,013	127,763
Fair value loss on digital assets	6,765	-
Gain on disposal of investments-related parties	(39,800)	(179,980)
Reversal of impairment of investment-related party	(150)	-
Changes in operating assets and liabilities:
Accounts receivable	34,489	(139,827)
Prepaids and other current assets	(29,671)	174,322
Digital assets	(16,874)	-
Deferred cost of revenue	11,465	1,805
Accounts payable and accrued liabilities	(158,488)	(273,025)
Operating lease liabilities	(24,041)	(23,282)
Income tax payable	-	1,106
Deferred revenue	509,908	(17,344)
Net cash used in operating activities	(240,942)	(540,043)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,400)
Proceeds from disposal of other investments	39,950	180,500
Net cash provided by investing activities	39,950	176,100

Cash flows from financing activities:
Principal payment of finance lease liabilities	(922)	(809)
Advances from (to) related parties	7,881	(205,281)
Net cash provided by (used in) financing activities	6,959	(206,090)

Effect of exchange rate changes in cash and cash equivalents	(44,861)	1,079
NET CHANGE IN CASH AND CASH EQUIVALENTS	(238,894)	(568,954)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,124,818	2,223,197

CASH AND CASH EQUIVALENTS, END OF PERIOD	$885,924	$1,654,243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$510	$288
Cash paid for interest	$236	$279

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$95,727	$-

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(In U.S. dollars, except share and per share data)

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Greenpro Capital Corp. (the “Company” or “GRNQ”) was incorporated on July 19, 2013, in the state of Nevada. The Company provides a wide range of business consulting and corporate advisory services, including cross-border listing advisory services, tax planning, advisory and transaction services, record management services, and accounting outsourcing services. Our focus is on companies located in Asia and Southeast Asia, including Hong Kong, Malaysia, China, Thailand, and Singapore. As part of our business consulting and corporate advisory business segment, our wholly owned subsidiary, Greenpro Venture Capital Limited (“GVCL”), provides a business incubator for start-up companies and focuses on investments in select start-up and high-growth potential companies.

In addition to our service business segment providing business consulting and corporate advisory services to clients, the Company operates two other business segments, a digital business segment providing a digital platform and trading of digital assets via our wholly owned subsidiary, Green-X Corp., in Labuan, Malaysia (“Green-X”), and a real estate business segment focusing on trading or leasing real estate properties via another wholly owned subsidiaries, Forward Win International Limited in Hong Kong (“FWIL”) and Greenpro Resources Sdn. Bhd. in Malaysia (“GRSB”), respectively.

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025, and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ended December 31, 2025. The condensed consolidated balance sheet information as of December 31, 2024 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2025. These financial statements should be read in conjunction with that report.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiaries, which the Company controls and entities for which the Company is the primary beneficiary. For those consolidated subsidiaries where the Company’s ownership is less than 100%, the outside shareholders’ interests are shown to be noncontrolling interests in equity. Acquired businesses are included in the consolidated financial statements from the date on which control is transferred to the Company. Subsidiaries are deconsolidated from the date that control ceases. All inter-company accounts and transactions have been eliminated in the consolidation.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2025, the Company incurred a net loss of $635,576 and net cash used in operations of $240,942, and as of March 31, 2025, the Company incurred an accumulated deficit of $37,899,955. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by class of customers at the business component level, as management determined that the risk profile of the Company’s customers is consistent based on the type and industry in which they operate. Each business component is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the relevant industry to estimate if there are current expected credit losses within its trade receivables based on the trends of the Company’s expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on a review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default.

Accounts receivable at March 31, 2025 and December 31, 2024 are net of allowances for credit losses of $43,893 and $2,883, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at March 31, 2025 and December 31, 2024:

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Balance at beginning of period/year	$2,883	$610,599
Charged of operating expenses	41,013	90,223
Write-off of accounts receivable	-	(557,622)
Recovery of accounts receivable	-	(39,000)
Adjustments for credit losses	(3)	(101,317)
Balance at end of period/year	$43,893	$2,883

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

At March 31, 2025 and December 31, 2024, cash included funds held by employees of $31,771 and $0, respectively, was to facilitate payment of expenses in local currencies or to facilitate third-party online payment platforms which the Company had not set up a corporate account, such as WeChat Pay or Alipay.

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Cash and cash equivalents
Denominated in United States Dollar	$71,497	$184,156
Denominated in Hong Kong Dollar	312,813	338,772
Denominated in Chinese Renminbi	473,995	521,168
Denominated in Malaysian Ringgit	27,183	80,294
Denominated in Singapore Dollar	436	428
Cash and cash equivalents	$885,924	$1,124,818

Digital assets

In recent years, the SEC and U.S. state securities regulators have stated that certain digital assets or digital asset products may be classified as securities under U.S. federal and state securities laws, and in the case of the SEC, has made public statements on this topic – however, these statements are not binding or definitive guidance. Several enforcement actions and regulatory proceedings have since been initiated against digital assets and digital asset products, as well as against trading platforms that support digital assets. The SEC has characterized several crypto assets, products, and services as securities in these regulatory proceedings and enforcement actions. The SEC has stated more recently that a crypto asset itself is not a security, but there is uncertainty and inconsistency in the courts that have grappled with the issue of whether or how certain crypto asset transactions could be deemed securities. Several foreign governments have also issued similar warnings, cautioning that digital assets may be deemed to be securities or other similarly regulated financial instruments under the laws of their jurisdictions.

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

During times of instability in the crypto assets market, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets held for operations are considered as current assets but less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents (see Note 3).

The Company follows ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill, which requires crypto assets that meet the definition of an indefinite-lived intangible asset are recognized at cost and subsequently measured using the impairment model. That model only reflects decreases, but not increases, in the fair value of crypto asset holdings until sold.

In determining if an impairment has occurred, the Company considers the lowest price of the subject crypto asset quoted on the active exchange at any time since acquiring the specific crypto held by the Company. If the carrying value of a crypto asset exceeds the lowest price, an impairment loss has occurred with respect to that crypto asset in the amount equal to the difference between its carrying value and such lowest price. Impairment losses are recognized in the period in which the impairment occurs and are recorded as “Digital asset impairment losses (gains on sale), net” in the Company’s Consolidated Statements of Operations.

Effective January 1, 2025, the Company adopts Accounting Standards Update (ASU) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This update requires the Company to subsequently remeasure its crypto assets at fair value in the consolidated balance sheets and record gains and losses from remeasurement in net income (loss) in the consolidated statements of operations.

The Company determines the fair value of its crypto assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurements, based on quoted (unadjusted) prices on the exchange market. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of the assets are impaired.

As of March 31, 2025 and December 31, 2024, the crypto assets held for operation under digital assets were $209,272 and $192,398, respectively (see Note 3).

During the first quarter of 2025, the Company adopted ASU 2023-08 (ASC 350-60) and recognized fair value loss on digital assets of $6,765 for the three months ended March 31, 2025 (see Note 3). Other than the fair value loss, the adoption had no effect on our condensed consolidated financial statements based upon the nature of the Company’s current operations.

As of December 31, 2024, the Company determined there was no indicator of impairment of its digital assets.

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

On March 31, 2025, the Company had a total of twenty-one (20) investments in equity securities without readily determinable fair values, all of which were related party investments with an aggregate value of $12,073, in which, eighteen (18) investments in equity securities without readily determinable fair values were fully impaired and with $nil value (see Note 4).

On December 31, 2024, the Company had a total of twenty-one (21) investments in equity securities without readily determinable fair values, all of which were related party investments with an aggregate value of $12,073, in which, nineteen (19) investments in equity securities without readily determinable fair values were fully impaired and with $nil value (see Note 4).

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

Finance and operating lease right-of-use (“ROU”) assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at the commencement date. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The expected lease term includes options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term.

The Company’s lease arrangements have lease and non-lease components. Leases with an expected term of 12 months or less are not accounted for on the balance sheet, and the related lease expense is recognized on a straight-line basis over the expected lease term.

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

Foreign currency translation

The reporting currency of the Company is United States Dollars (“US$”), and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and records in their respective local currency, which consists of Malaysian Ringgit (“MYR”), Renminbi (“RMB”) and Hong Kong Dollars (“HK$”), which is also the respective functional currency of subsidiaries.

In general, for consolidation purposes, if a subsidiary’s functional currency is other than US$, its assets and liabilities are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at the average rates prevailing during the period. Any gains or losses resulting from the translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive income or loss within equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2025	2024
Period-end MYR : US$1 exchange rate	4.44	4.72
Period-average MYR : US$1 exchange rate	4.45	4.73
Period-end RMB : US$1 exchange rate	7.25	7.22
Period-average RMB : US$1 exchange rate	7.26	7.18
Period-end HK$ : US$1 exchange rate	7.78	7.83
Period-average HK$ : US$1 exchange rate	7.78	7.82

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

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, prepaids and other current assets, digital assets, accounts payable and accrued liabilities, income tax payable, deferred cost of revenue, deferred revenue, and due from or due to related parties, approximate their fair values because of the short-term nature of these financial instruments.

Concentrations of risks

For the three months ended March 31, 2025, two customers accounted for 27% (14% and 13%, respectively) of revenues, as compared to the three months ended March 31, 2024, three customers accounted for 49% (22%, 15% and 12%, respectively) of revenues.

One customer accounted for 67% and 85% of net accounts receivable as of March 31, 2025 and December 31, 2024, respectively.

For the three months ended March 31, 2025 and 2024, no vendor accounted for 10% or more of the Company’s cost of revenues.

Two vendors accounted for 29% (16% and 13%, respectively) and 74% (53% and 21%, respectively) of accounts payable as of March 31, 2025 and December 31, 2024, respectively.

Exchange rate risk

The Company’s reporting currency is US$, but its major revenues and costs, and a significant portion of its assets and liabilities are also denominated in MYR, RMB or HK$. As a result, the Company is exposed to a foreign exchange risk as its revenues and the results of operations may be affected by fluctuations in the exchange rate between US$ and MYR, US$ and RMB or US$ and HK$. If MYR, RMB or HK$ depreciates against US$, the values of its revenues and assets in MYR, RMB or HK$ may decline accordingly when translated to the Company’s reporting currency, as its financial statements are presented in US$. The Company does not hold any derivative or other financial instruments that may expose it to substantial market risk.

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

Accounting Standards Adopted during the Period

Accounting Standards Update 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets Disclosures:

On December 13, 2023, the FASB issued ASU No. 2023-08. ASU 2023-08 amends ASC 350-60, Intangibles – Goodwill and Other, to provide guidance on the accounting for and disclosure of crypto assets and requires that the Company (i) subsequently remeasure crypto assets at fair value in the consolidated balance sheets and record gains and losses from remeasurement in net income (loss) in the consolidated statements of operations; (ii) present crypto assets separate from other intangible assets in the consolidated balance sheets; (iii) present the gains and losses from remeasurement of crypto assets separately in the consolidated statements of operations; and (iv) provide specific disclosures for crypto assets. For all entities, the ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period.

During the first quarter of 2025, we adopted ASU 2023-08 (ASC 350-60), and the adoption had no effect on our condensed consolidated financial statements based upon the nature of the Company’s current operations.

On March 18, 2025, the FASB issued ASU 2025-02, which provided amendments to SEC paragraphs pursuant to Staff Accounting Bulletin 122. This amendment removed text related to “Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for Its Platform Users,” from ASU 405-10-S99-1, as Staff Accounting Bulletin 122 rescinded the topic.

Accounting Standards Not Yet Adopted

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

The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.

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

The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements and related disclosures.

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

Revenue from provision of business services

For certain service contracts, we assist or provide advisory services to clients in capital market listings (“listing services”). Our services provided to clients are considered as our performance obligations. Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation has not been completed, deferred costs of revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and, when needed, may record a liability if a determination is made that costs will exceed revenue.

For other services such as company secretarial, accounting, financial analysis, insurance brokerage services, and other related services (“non-listing services”), upon our completion of such services, our performance obligations are satisfied, and hence, the relevant revenue is recognized. For contracts in which we act as an agent, the Company reports revenue net of expenses paid.

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

Revenue from the provision of the digital platform represents the fees associated with the services for account opening, transactions and listing at the Green-X DAX platform, respectively. We recognize revenues when services have been rendered to clients, that is, performance obligations have been fulfilled.

Revenue from the trading of digital assets represents the sales income of digital assets. We recognize revenues when risks and rewards of ownership of the digital assets have been transferred to the buyers, that is, we lose control over the assets sold and the amount of sales revenue can be reliably measured.

Since December 2024, we have started to issue and sell our digital assets, GX Token, to other investors.

Revenue from leasing real estate properties

Rental revenue represents rental income from the Company’s tenants. The tenants pay in accordance with the terms in the lease agreements, and the Company recognizes the income ratably over the lease term, as this is the most representative of the pattern in which the benefit is expected to be derived from the underlying assets.

Revenue from trading of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets. Generally, the Company’s sales of real estate properties are considered as a sale of a non-financial asset. Under ASC 610-20, the Company’s de-recognition of its asset and recognizes a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.

During the three months ended March 31, 2025, and 2024, no real estate property was sold.

Cost of revenues

Cost of service revenue primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to the services rendered.

Cost of digital revenue primarily consists of the cost of technical advisory and IT support to blockchain-based services directly attributable to the cost of digital platforms and digital assets.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory - non-listing services	$260,853	$488,092
Corporate advisory - listing services	50,000	145,700
Provision of a digital platform and trading of digital assets	26,256	-
Rental of real estate properties	15,646	24,607
Total revenue	$352,755	$658,399

	Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$223,619	$417,272
Malaysia	85,065	175,129
China	44,071	65,998
Total revenue	$352,755	$658,399

Deferred costs of revenue

For a service contract where the performance obligation has not been completed, deferred costs of revenue is recorded for any costs incurred in advance before completion of the performance obligation.

Deferred revenue

For a service contract where the performance obligation has not been completed, the deferred revenue is recorded for any payments received in advance before completion of the performance obligation.

As of March 31, 2025, and December 31, 2024, deferred cost of revenue or deferred revenue is classified as current assets or current liabilities and totaled, respectively:

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Current assets
Deferred cost of revenue	$26,917	$38,382

Current liabilities
Deferred revenue	$722,908	$213,000

Changes in deferred revenue during the three months ended March 31, 2025 are as follows:

Three Months Ended March 31, 2025
(Unaudited)
Deferred revenue, January 1, 2025	$213,000
New contract liabilities	559,908
Performance obligations satisfied	(50,000)
Deferred revenue, March 31, 2025	$722,908

NOTE 3 - DIGITAL ASSETS

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

As of March 31, 2025, the details of digital assets we held are as follows:

Ticker Symbol	Digital Assets	Number of Tokens (1)	Value per Token (1)	Total Value (2)
2UT	Brighsun 2UT	6,343.552	$1.961	$12,437
BCH	Bitcoin Cash	0.022	303.070	7
BTC	Bitcoin	0.004	82,514.000	355
ETH	Ethereum	0.815	1,824.210	1,486
USDT	Tether	195,300.721	0.998	194,816
XRP	Ripple	82.017	2.090	171
				$209,272

(1)	Number of tokens and value per token were displayed up to 3 decimal places, respectively.
(2)	Total value was rounded to the nearest dollar.

As of December 31, 2024, the details of digital assets we held are as follows:

Ticker Symbol	Digital Assets	Number of Tokens (1)	Value per Token (1)	Total Value (2)
2UT	Brighsun 2UT	2,127.949	$4.451	$9,471
BCH	Bitcoin Cash	0.022	234.360	5
BTC	Bitcoin	0.004	85,045.455	318
ETH	Ethereum	0.815	3,285.560	2,677
USDT	Tether	179,933.792	1.000	179,885
XRP	Ripple	82.017	0.513	42
				$192,398

(1)	Number of tokens and value per token were displayed up to 3 decimal places, respectively.
(2)	Total value was rounded to the nearest dollar.

The following table sets forth a summary of the changes in the estimated fair value of our digital assets during the period ended March 31, 2025 and the year ended December 31, 2024, respectively:

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Fair value at beginning of period / year	$192,398	$-
Additions during the period / year	23,639	192,398
Change in fair value during the period	(6,765)	-
Fair value at end of period / year	$209,272	$192,398

The estimated fair value of our digital assets was $209,272 and $192,398 as of March 31, 2025 and December 31, 2024, respectively.

For the three months ended March 31, 2025, we recognized a fair value loss on digital assets of $6,765.

During 2024, we issued 4,000,000 tokens of our digital assets, GX Token, in exchange for 5,000,000 tokens of Dignity Token, an asset-backed crypto security token (“DiGau”). As of December 31, 2024, for the token exchange, DiGau was not recognized in our consolidated balance sheet, as the transaction did not meet the criteria for asset recognition.

As of the date of this report, we have not yet determined the value of DiGau and are still evaluating the fair value due to a lack of observable market transactions and price information. As a result, the transaction was not disclosed in our condensed consolidated financial statements for the period ended March 31, 2025.

NOTE 4 - OTHER INVESTMENTS

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Investments in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$11,981	$11,981
(2) Other related parties	92	92
Total	$12,073	$12,073

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

For the three months ended March 31, 2025, the Company recognized a reversal of impairment of investment of $150, whereas for the three months ended March 31, 2024, no impairment or reversal of impairment of investment was recognized.

During the year ended December 31, 2024, the Company recognized an impairment of $87,425 for eight of its total investments in equity securities without readily determinable fair values.

In addition, the Company recorded its equity securities without readily determinable fair values at cost. For these cost method investments, we recorded them as other investments in our condensed consolidated balance sheets. We reviewed all our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally adopt the valuation methods allowed under ASC 820 (Fair Value Measurement) to evaluate the fair values of our cost method investments, which approximated or exceeded their carrying values as of March 31, 2025. Our cost method investments had a carrying value of $12,073 as of March 31, 2025.

(a)	Jocom Holdings Corp.:

On June 2, 2021, our wholly owned subsidiary, Greenpro Venture Capital Limited (“GVCL”), entered into a subscription agreement with Jocom Holdings Corp., a Nevada corporation, which operates a Malaysia-based m-commerce platform specializing in online grocery shopping via smartphones (“Jocom”). Pursuant to the agreement, GVCL acquired 1,500,000 shares of common stock of Jocom at a price of $150 or $0.0001 per share.

Upon acquisition, the Company recorded the investment in Jocom at a historical cost of $150 under other investments.

For the year ended December 31, 2024, the Company made a full impairment of $150 for the investment in Jocom due to its continuous losses and stockholders’ deficit. As a result, our investment in Jocom was fully impaired with a nil value as of December 31, 2024.

On January 24, 2025, GVCL sold all 1,500,000 shares of Jocom’s common stock to an unrelated party, Chu, Hon Pong at a price of $39,950. As a result, GVCL recognized a gain on disposal of other investment of $39,800 and a reversal of impairment of investment of $150 for the three months ended March 31, 2025.

The Company had cost method investments without readily determinable fair values with a carrying value of $12,073 as of March 31, 2025, and December 31, 2024, respectively.

On March 31, 2025 and December, 31 2024, the carrying values of equity securities without readily determinable fair values are as follows:

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Original cost
Balance, beginning of period / year	$8,331,139	$8,331,964
Additions during the year	-	92
Disposals during the year	-	(700)
Disposal of impaired investment during the period / year	(150)	(217)
Balance, end of period / year	8,330,989	8,331,139

Accumulated impairment
Balance, beginning of period / year	(8,319,066)	(8,231,858)
Impairment during the year	-	(87,425)
Disposal of impaired investment during the period / year	150	217
Balance, end of period / year	(8,318,916)	(8,319,066)

Net carrying values of equity securities without readily determinable fair values	$12,073	$12,073

Accumulated impairment of other investments

As of March 31, 2025 and December 31, 2024, the accumulated impairment loss of other investments was $8,318,916 and $8,319,066, respectively.

NOTE 5 - LEASES

As of March 31, 2025, the Company has extended an operating lease agreement for one office space in Hong Kong, with a cancellable term of one year commencing from March 15, 2025, to March 14, 2026, after a non-cancellable term of two years expired on March 14, 2025, and has a finance lease for a motor vehicle in Malaysia, with a term of five years, respectively. Other than these leases, the Company does not have any other leases over the term of one year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to operating leases and finance leases for the periods are as follows:

	Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Lease costs
Operating lease costs:
Rental expenses (1)	$24,477	$24,348
Other rental expenses (2)	4,177	4,764
	28,654	29,112
Finance lease costs:
Interest expenses	$236	$279
	236	279
Total lease costs	$28,890	$29,391

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Rental payment - operating leases	$24,477	$24,348
Interest repayment - finance leases	236	279
Principal repayment - finance leases	922	809
Total cash paid	$25,635	$25,436
Non-cash activity:
Balance payment of ROU asset by finance lease liabilities	$13,187	$15,768
Weighted average remaining lease term (in years):
Operating leases	0.95	0.95
Finance leases	3.17	4.17
Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	6.9%	6.9%

(1)	Rental expenses include amortization of $24,041 and $23,282 and interest expenses of $436 and $1,066 during the three months ended March 31, 2025 and 2024, respectively.

(2)	Other rental expenses represent those rental expenses for leases with a lease term within one year, and government rent and rates related to the leases.

The supplemental balance-sheet information related to leases for the periods is as follows:

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Assets
Long-term operating lease ROU assets, net (1)	$91,576	$19,929
Long-term finance lease ROU asset, net (2)	18,938	20,272
Total ROU assets	$110,514	$40,201

Liabilities
Current portion of operating lease liabilities	$91,576	$19,929
Current portion of finance lease liabilities	3,861	3,766
Total current lease liabilities	95,437	23,695

Long-term finance lease liabilities	9,326	10,235
Total long-term lease liabilities	9,326	10,235
Total lease liabilities	$104,763	$33,930

(1)	Operating lease ROU assets are measured at cost of $447,556 and $351,829, net of accumulated amortization of $355,980 and $331,900 as of March 31, 2025, and December 31, 2024 respectively.

(2)	Finance lease ROU assets are measured at cost of $28,898, net of accumulated amortization of $9,960 and $8,626 as of March 31, 2025 and December 31, 2024, respectively.

Maturities of the Company’s lease liabilities as of March 31, 2025 are as follows:

	Operating leases	Finance leases
Year ending December 31,
2025 (remaining 9 months)	73,471	3,484
2026	20,013	4,646
2027	-	4,646
2028	-	1,933
Total future minimum lease payments	93,484	14,709
Less: Imputed interest / present value discount	(1,908)	(1,522)
Present value of lease liabilities	$91,576	$13,187

Lease obligations
Current lease obligations	$91,576	$3,861
Long-term lease obligations	-	9,326
Total lease obligations	$91,576	$13,187

For the three months ended March 31, 2025, total lease costs were $28,890, including operating lease costs of $28,654 and finance lease costs of $236, respectively. For the three months ended March 31, 2024, total lease costs were $29,391, including operating lease costs of $29,112 and finance lease costs of $279, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts receivable from related party:	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Accounts receivable, net - related party
- Related party K (net of allowance of $2 as of December 31, 2024)	$-	$41

Due from related parties:	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Due from related parties
- Related party B	$180,361	$180,207
- Related party D	803,821	772,620
- Related party G	1,359	1,357
Total	$985,541	$954,184

The amounts due from related parties are interest-free, unsecured, and have no fixed terms of repayment.

Due to related parties:	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Due to related parties
- Related party A	$39,677	$23,218
- Related party B	7,495	11,944
- Related party K	49,563	22,335
Total	$96,735	$57,497

The amounts due to related parties are interest-free, unsecured, and repayable on demand.

Deferred costs of revenue to related parties:	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)

Deferred costs of revenue to related parties
- Related party A	$5,000	$7,500
- Related party F	7,500	11,250
Total	$12,500	$18,750

Investments in a related party:	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)

Investments in related party
- Related party B	$12,073	$12,073

	Three Months Ended March 31,
Income from or expenses to related parties:	2025	2024
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$326	$924
- Related party B	21,434	178,308
- Related party D	-	14,008
- Related party E	-	970
- Related party G	215	-
- Related party K	-	39
Total	$21,975	$194,249

Cost of service revenue to related parties
- Related party A	$4,646	$3,054
- Related party F	3,750	-
Total	$8,396	$3,054

General and administrative expenses to related parties
- Related party D	$16,312	$19,499
- Related party I	3,371	3,803
- Related party K	3,469	4,601
Total	$23,152	$27,903

Other income from related parties:
- Related party B	13,860	8,435
- Related party D	2,698	2,991
Total	$16,558	$11,426

Interest income from a related party
- Related party B	$1,397	$985

Gain on disposal of a related party investment
- Related party B	$39,800	179,980

Reversal of impairment of a related party investment:
- Related party B	$150	$-

Related party A is under the common control of Mr. Loke, Che Chan Gilbert, the Company’s CFO, and a major shareholder.

Related party B represents companies where the Company owns a respective percentage ranging from 1% to 18% interest in those companies.

Related party C is controlled by a director of some wholly owned subsidiaries of the Company.

Related party D represents companies that we have determined we can significantly influence based on our common business relationships.

Related party E represents companies whose CEO is a consultant to the Company, and who is also a director of Aquarius Protection Fund and a shareholder of the Company. Related party E is no longer our consultant and shareholder, and hence, our related party relationship comes to an end from August 29, 2024.

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

Related party J represents a non-controlling interest in the Company’s subsidiary that owns its real estate held for sale. The amount due to related party J is unsecured, bears no interest, is payable on demand, and is related to the initial acquisition of the real estate held for sale. Related party J has become no longer our related party since our acquisition of all its 40% shareholdings in our subsidiary on April 15, 2024.

Related party K represents shareholders and directors of the Company. Due from related party K represents the amounts paid by the Company to third parties on behalf of our shareholders or directors. On the other hand, due to related party K represents the amounts paid by the shareholders or directors to third parties on behalf of the Company. The amounts due from or due to related party K are interest-free and are due on demand.

NOTE 7 - SEGMENT INFORMATION

ASC 280, “Segment Reporting” requires disclosure of significant segment expenses and other segment items on an interim and annual basis and requires all annual disclosures about a reportable segment’s profit or loss and assets to be made on an interim basis.

The Company’s reportable segments are consistent with its internal organization structure and are regularly reviewed by the Company’s President and Chief Executive Officer (chief operating decision-maker or “CODM”) to allocate resources and assess performance for the entire Company. The CODM does not evaluate performance or allocate resources based on other income or expenses, and, therefore, such information is not allocated across its reportable segments. Other income or expenses which are not allocated to reportable segments are presented in the consolidated statements of operations and comprehensive income or loss.

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

The Company had no inter-segment sales for the years presented. Pursuant to ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”, the summarized financial information concerning the Company’s reportable segments is shown as below:

(a) By Categories

Currently, the Company has three reportable segments that are based on the following business units: service business, digital business and real estate business, respectively.

Service business

The changes in the performance results for the three months ended March 31, 2025, and 2024 by reportable segment / business unit are as follows:

	For the three months ended March 31,		Change
	2025	2024	$	%
Revenues from external customers	$288,878	$439,543	(150,665)	(34)%
Revenues from related parties	21,975	194,249	(172,274)	(89)%
Cost of revenues	(89,853)	(74,698)	(15,155)	20%
General and administrative expenses	(850,373)	(1,036,536)	186,163	(18)%
Loss from operations	$(629,373)	$(477,442)	(151,931)	32%

The changes in equity-method investments, total assets, and capital expenditures for long-lives assets for the period ended March 31, 2025, and 2024 by reportable segment / business unit are as follows:

	As of and for the three months ended March 31,		Change
	2025	2024	$	%
Investments in equity-method investees	$12,073	$99,586	(87,513)	(88)%

Total assets	$4,561,630	$6,270,902	(1,709,272)	(27)%

Expenditures for additions to long-lived assets	$-	$4,400	(4,400)	(100)%

Digital business

The changes in the performance results for the three months ended March 31, 2025, and 2024 by reportable segment / business unit are as follows:

	For the three months ended March 31,		Change
	2025	2024	$	%
Revenues from external customers	$26,256	$-	26,256	-%
Revenues from related parties	-	-	-	-%
Cost of revenues	-	-	-	-%
General and administrative expenses	(98,516)	-	(98,516)	-%
Loss from operations	$(72,260)	$-	(72,260)	-%

The changes in equity-method investments, total assets, and capital expenditures for long-lives assets for the period ended March 31, 2025, and 2024 by reportable segment / business unit are as follows:

	As of and for the three months ended March 31,		Change
	2025	2024	$	%
Investments in equity-method investees	$-	$-	-	-%

Total assets	$761,542	$-	761,542	-%

Expenditures for additions to long-lived assets	$-	$-	-	-%

Real estate business

The changes in the performance results for the three months ended March 31, 2025, and 2024 by reportable segment / business unit are as follows:

	For the three months ended March 31,		Change
	2025	2024	$	%
Revenues from external customers	$15,646	$24,607	(8,961)	(36)%
Revenues from related parties	-	-	-	-%
Cost of revenues	(3,789)	(6,176)	2,387	(39)%
General and administrative expenses	843	(14,702)	15,545	(106)%
Income from operations	$12,700	$3,729	8,971	241%

The changes in equity-method investments, total assets, and capital expenditures for long-lives assets for the period ended March 31, 2025, and 2024 by reportable segment / business unit are as follows:

	As of and for the three months ended March 31,		Change
	2025	2024	$	%
Investments in equity-method investees	$-	$-	-	-%

Total assets	$996,219	$1,690,794	(694,575)	(41)%

Expenditures for additions to long-lived assets	$-	$-	-	-%

(b) By Geography

The Company principally operates in three regions, including Hong Kong, Malaysia and China.

The distribution of revenues and significant expenses for the three months ended March 31, 2025 by region is as follows:

	For the three months ended March 31, 2025
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$217,832	$68,877	$44,071	$330,780
Revenues from related parties	5,787	16,188	-	21,975
Cost of revenues	(46,143)	(27,013)	(20,486)	(93,642)
Advertising and marketing expenses	(32,017)	-	(3,328)	(35,345)
Audit, legal and other professional fees	(93,180)	(2,330)	-	(95,510)
Consulting fees	-	(17,214)	-	(17,214)
Depreciation and amortization	(25,764)	(8,826)	(25,428)	(60,018)
Directors’ salaries and compensation	(167,220)	-	-	(167,220)
Staff costs including salaries and allowances, pensions, and other benefits	(234,507)	(78,304)	(83,347)	(396,158)
IT and computer expenses	(2,374)	(49,469)	(405)	(52,248)
Other general and administrative expenses	(86,009)	(27,516)	(10,808)	(124,333)
Loss from operations	$(463,595)	$(125,607)	$(99,731)	$(688,933)

The distribution of investments in equity-method investees and total assets as of March 31, 2025, and expenditures for long-lived assets for the three months ended March 31, 2025, respectively, by region is as follows:

	As of and for the three months ended March 31, 2025
	Hong Kong	Malaysia	China	Total

Investments in equity-method investments	$12,073	$-	$-	$12,073

Total assets	$2,648,130	$1,329,721	$2,341,540	$6,319,391

Expenditures for additions to long-lived assets	$-	$-	$-	$-

The distribution of revenues and significant expenses for the three months ended March 31, 2024, by region is as follows:

	For the three months ended March 31, 2024
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$245,470	$152,682	$65,998	$464,150
Revenues from related parties	171,802	22,447	-	194,249
Cost of revenues	(22,792)	(45,482)	(12,600)	(80,874)
Advertising and marketing expenses	(41,742)	(2,134)	(5,914)	(49,790)
Audit, legal and other professional fees	(71,386)	(1,977)	-	(73,363)
Consulting fees	(6,387)	(44,009)	-	(50,396)
Depreciation and amortization	(25,146)	(9,993)	(26,190)	(61,329)
Directors’ salaries and compensation	(170,300)	-	-	(170,300)
Staff costs including salaries and allowances, pensions, and other benefits	(224,138)	(75,629)	(87,356)	(387,123)
IT and computer expenses	(2,741)	(38,639)	(1,239)	(42,619)
Other general and administrative expenses	(179,769)	(27,074)	(9,475)	(216,318)
Loss from operations	$(327,129)	$(69,808)	$(76,776)	$(473,713)

The distribution of investments in equity-method investees and total assets as of March 31, 2024, and expenditures for long-lived assets for the three months ended March 31, 2024, respectively, by region is as follows:

	As of and for the three months ended March 31, 2024
	Hong Kong	Malaysia	China	Total

Investments in equity-method investments	$99,586	$-	$-	$99,586

Total assets	$3,996,329	$1,447,424	$2,517,943	$7,961,696

Expenditures for additions to long-lived assets	$-	$4,400	$-	$4,400

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 11, 2025, the Company received a letter (the “Notice”) from the Nasdaq Stock Market LLC (the “NASDAQ”) notifying the Company that it is not in compliance with the minimum bid price requirement as set forth under NASDAQ Listing Rule 5550(a)(2) for continued listing of its common stock on the NASDAQ. Listing Rule 5550(a)(2) requires the registrant to maintain a minimum bid price of $1.00 per share for its securities listed on the NASDAQ, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. However, under NASDAQ Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until October 8, 2025, to regain compliance with NASDAQ Listing Rule 5550(a)(2). During the 180-day period, the Company may regain compliance under Listing Rule 5550(a)(2) if the bid price for the Company’s Common Stock is at least $1.00 for a minimum of 10 consecutive days. In the event that the Company does not regain compliance by October 8, 2025, the Company may be eligible for additional time to regain compliance. The receipt of the Notification Letter has no immediate effect on the listing of the Company’s common stock, which will continue to trade uninterrupted on NASDAQ under the ticker “GRNQ”. The Company intends to monitor the closing price of its common stock and may, if appropriate, consider available options to regain compliance with the minimum bid price requirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on April 9, 2025 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Company Overview

Greenpro Capital Corp. (the “Company” or “Greenpro”) was incorporated in the State of Nevada on July 19, 2013. We provide cross-border business solutions and accounting outsourcing services to small and medium-sized businesses located in Asia, with an initial focus on Hong Kong, China and Malaysia. Greenpro provides a range of services as a package solution (the “Package Solution”) to our clients, and we believe that our clients can reduce their business costs and improve their revenues.

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

Green-X is a platform operator licensed under the LFSSA whereby security token issuers (“Issuers”) offer their security tokens for subscription and trading by investors (“Investors”) through the Green-X digital asset exchange (“Green-X DAX”) platform. ISRA International Consulting Sdn. Bhd. (“ISRA Consulting” or “Shariah Adviser of the platform”) is responsible for advising on and ensuring end-to-end Shariah compliance for the Green-X DAX platform’s operations.

ISRA Consulting issued a Shariah pronouncement for the Green-X DAX platform (the “Pronouncement”) on June 22, 2023. The Pronouncement was valid for one (1) renewable year from the signing date. Following the expiration of the Pronouncement, ISRA Consulting conducted a Shariah review exercise in preparation for its renewal. The Shariah review followed a specific methodology and serves as the basis for the renewal decision. Pursuant to the Shariah review, the Green-X DAX platform’s operations and related documents complied with the principles of Shariah. The Pronouncement was renewed on September 20, 2024.

Results of Operations

During the three months ended March 31, 2025 and 2024, we operated in three regions: Hong Kong, China and Malaysia. We derived revenues from the provision of business services, digital platform services and trading of digital assets, and leasing or trading of our commercial properties, respectively.

Comparison of the three months ended March 31, 2025 and 2024

Total revenues

Total revenue was $352,755 and $658,399 for the three months ended March 31, 2025 and 2024, respectively. The decrease of $305,644 was primarily due to a decrease in service business revenue. We expect revenue from our service business to recover slightly as we are exploring new markets.

Service Business Revenue

Revenue from the provision of business services was $310,853 and $633,792 for the three months ended March 31, 2025 and 2024, respectively. It was derived principally from the provision of business consulting and advisory services as well as company secretarial, accounting, and financial analysis services. We experienced a decrease in business service revenue as fewer listing and non-listing advisory services were rendered during the same period in 2025.

Digital Revenue

Revenue from the digital platform and trading was $26,256 and $0 for the three months ended March 31, 2025 and 2024, respectively. It was derived from the trading of digital assets of $26,256 during the three months ended March 31, 2025.

Real Estate Business

Rental Revenue

Revenue from rentals was $15,646 and $24,607 for the three months ended March 31, 2025 and 2024, respectively. It was derived from the leasing properties in Malaysia and Hong Kong. We expect our rental income to be stable.

Sale of Properties

There was no revenue generated from the sale of real estate properties for the three months ended March 31, 2025 and 2024, respectively.

Total operating costs and expenses

Total operating costs and expenses were $1,041,688 and $1,132,112 for the three months ended March 31, 2025 and 2024, respectively. They consist of cost-of-service revenue, cost of digital revenue, cost of rental revenue and general and administrative (“G&A”) expenses.

Loss from operations for the three months ended March 31, 2025 and 2024 was $688,933 and $473,713, respectively. An increase in loss from operations was mainly due to a decrease in revenue of $305,644 for the three months ended March 31, 2025.

Cost of business services revenue

Cost of revenue on provision of business services was $89,853 and $74,698 for the three months ended March 31, 2025 and 2024, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees, directly attributable to costs related to the services rendered.

An increase in cost-of-service revenue was mainly due to an increase of other professional fees directly attributable to the provision of services for the three months ended March 31, 2025.

Cost of digital revenue

During the three months ended March 31, 2025, and 2024, no cost in the provision of digital platform services and trading of digital assets was incurred. It primarily consists of the cost of technical advisory and IT support to blockchain-based services directly attributable to the cost of a digital platform and digital assets.

Cost of rental revenue

Cost of rental revenue was $3,789 and $6,176 for the three months ended March 31, 2025 and 2024, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants. A decrease in the cost of rental revenue was mainly due to 40% of our Hong Kong subsidiary’s real estate properties being distributed to its non-controlling interest in April 2024. As a result, fewer property units were available for leasing and lower costs were incurred.

Cost of real estate properties sold

During the three months ended March 31, 2025 and 2024, no real estate property was sold, and hence no cost was incurred.

General and administrative expenses

General and administrative (“G&A”) expenses were $948,046 and $1,051,238 for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, G&A expenses primarily consisted of staff costs of $396,158, directors’ salaries and compensation of $167,220, advertising and promotion expenses of $35,345, consulting fees of $17,214, computer and IT expenses of $52,248, legal service fees of $44,397, other professional fees of $51,113, provision for credit losses of $41,013, and operating lease costs of $28,654. For the three months ended March 31, 2024, G&A expenses primarily consisted of staff costs of $387,123, directors’ salaries and compensation of $170,300, advertising and promotion expenses of $49,790, consulting fees of $50,396, computer and IT expenses of $42,619, legal service fees of $50,072, other professional fees of $23,291, provision for credit losses of $127,763, and operating lease costs of $29,112. The decreased G&A expense of $103,192 was mainly derived from the decrease of provision for credit losses of $86,750 during the same period in 2025. We expect our G&A expenses will slightly increase as we are developing our digital platform business through our Labuan subsidiary, Green-X Corp., and the digital banking businesses through Global Business Hub Limited, a newly acquired subsidiary in Labuan.

Other income

Net other income was $53,867 and $202,209 for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the other net income mainly consisted of gain on disposal of investment of $39,800 and interest income of $2,884. For the three months ended March 31, 2024, the other net income mainly consisted of gain on disposal of investment of $179,980 and interest income of $9,889.

Net loss

Net loss was $635,576 and $272,910 for the three months ended March 31, 2025 and 2024, respectively. The increase in net loss was mainly due to a decrease in service revenue.

Net loss attributable to non-controlling interests

The Company recorded net loss attributable to noncontrolling interest in the consolidated statements of operations for a non-controlling interest (the “NCI”) of a consolidated subsidiary, Forward Win International Limited (“FWIL”), which is principally engaged in trading and leasing of properties in Hong Kong.

The Company had been a 60% shareholder of FWIL since inception.

On April 15, 2024, the Company acquired the remaining 40% shares of FWIL from the NCI by distribution of 40% of FWIL’s real estate properties for consideration of its acquisition and settlement of a loan from the NCI (the “Acquisition”).

After the Acquisition, FWIL became the wholly owned subsidiary of the Company and hence no profit or loss was attributable to the NCI thereafter.

The Company recorded a net loss attributable to the NCI of $7,393 for the three months ended March 31, 2024.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the three months ended March 31, 2025 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2025.

Contractual Obligations

As of March 31, 2025, one of our subsidiaries, has an operating lease agreement for one office space in Hong Kong with a non-cancellable term of two years from March 15, 2023, to March 14, 2025, and a cancellable term of one year from March 15, 2025, to March 14, 2026.

On March 31, 2025, the future minimum rental payments under this lease in the aggregate are approximately $93,484 and are due as follows: 2025: $73,471 and 2026: $20,013, respectively.

In June 2023, one of our subsidiaries in Malaysia purchased a motor vehicle, and the majority of the purchase, $18,957, was funded by Maybank Islamic under a finance lease agreement with a term of five years commencing from June 3, 2023, to June 2, 2028. As of March 31, 2025, the future minimum lease payments under this lease in the aggregate are approximately $14,709 and are due as follows: 2025: $3,484; 2026: $4,646, and 2027 and thereafter: $6,579.

Related Party Transactions

For the three months ended March 31, 2025, and 2024, related party service revenue totaled $21,975 and $194,249, respectively.

For the three months ended March 31, 2025, related party service revenue principally includes service revenue generated from SEATech Ventures Corp. (“SEATech”) of $13,158, representing approximately 60% of the related party service revenue and 4% of the service revenue for the three months ended March 31, 2025.

For the three months ended March 31, 2024, related party service revenue principally includes service revenue generated from Celmonze Wellness Corporation (“Celmonze”) of $147,004, representing approximately 76% of the related party service revenue and 23% of the service revenue for the three months ended March 31, 2024.

For the three months ended March 31, 2025 and 2024, cost of service revenue to related parties was $8,396 and $3,054, respectively.

For the three months ended March 31, 2025, related party cost of service revenue includes cost of services paid to Falcon Management Limited (“FML”) of $2,500, Falcon Consulting Limited (“FCL”) of $2,146, and Loke Yu (“Jimmy”) of $3,750, respectively. FML is wholly owned by our Chief Financial Officer, Loke, Che Chan Gilbert (“Mr. Loke”), FCL is wholly owned by Mr. Loke’s spouse and Jimmy is Mr. Loke’s brother.

For the three months ended March 31, 2024, related party cost of service revenue includes cost of revenue paid to FML of $2,555 and FCL of $499, respectively.

For the three months ended March 31, 2025, and 2024, related party general and administrative (“G&A”) expenses totaled $23,152 and $27,903, respectively.

For the three months ended March 31, 2025, related party G&A expenses included consulting fees paid to Ms. Yap Pei Ling (“Ms. Yap”), the spouse of our Chief Executive Officer, Mr. Lee Chong Kuang, of $3,469 and Ms. Yap’s wholly owned company, Bright Interlink Sdn. Bhd. (“BISB”) of $3,371, and management fees paid to Greenpro Global Capital Village Sdn. Bhd. (“GGCVSB”) of $16,312, a Malaysian company jointly owned by Mr. Lee and Mr. Loke.

For the three months ended March 31, 2024, related party G&A expenses included consulting fees paid to Ms. Yap of $4,601 and BISB of $3,803, and management fees paid to GGCVSB of $19,499, respectively.

For the three months ended March 31, 2025 and 2024, related party other income was $16,558 and $11,426, respectively.

For the three months ended March 31, 2025, related party other income includes other income generated from Acorn Finance Limited (“Acorn”) of $2,698 and Greenpro Trust Limited (“GTL”) of $13,860, respectively.

For the three months ended March 31, 2024, related party other income includes other income generated from Acorn of $2,991, GTL of $8,383, and SEATech of $52, respectively.

For the three months ended March 31, 2025 and 2024, related party interest income was $1,397 and $985, respectively.

For the three months ended March 31, 2025, related party interest income includes interest income generated from GTL of $273 and GTL’s subsidiary, Greenpro Custodian Service Limited (“GCSL”), of $1,124, respectively.

For the three months ended March 31, 2024, related party interest income includes interest income generated from GTL of $240 and GTL’s subsidiary, GCSL, of $745, respectively.

For the three months ended March 31, 2025 and 2024, gain on disposal of related party investment was $39,800 and $$179,980, respectively.

For the three months ended March 31, 2025, gain on disposal of related party investment generated from the sale of common stock of Jocom Holdings Corp. (“Jocom”) of $39,800.

For the three months ended March 31, 2024, gain on disposal of related party investment generated from the sale of common stock of Agape ATP Corporation of $179,980.

A reversal of impairment of related party investment represents the reversal of impairment of Jocom of $150 for the three months ended March 31, 2025.

Net accounts receivable from related party was $0 and $41 as of March 31, 2025, and December 31, 2024, respectively.

As of December 31, 2024, the net accounts receivable from a related party was due from Mr. Loke of $41.

Amounts due from related parties were $985,541 and $954,184 as of March 31, 2025, and December 31, 2024, respectively. Amounts due to related parties were $96,735 and $57,497 as of March 31, 2025, and December 31, 2024, respectively.

As of March 31, 2025, amounts due from related parties mainly include the amount due from GGCVSB of $803,513, GTL of $90,361 and First Bullion Holdings Inc. (“FBHI”) of $90,000, while amounts due to related parties mainly include Mr. Loke’s wholly owned company, Falcon Certified Public Accountants Limited (“FCPA”) of $39,578, Mr. Lee of $20,677 and Ms. Chen Yanhong, a director of our PRC subsidiaries of $25,712, respectively.

As of December 31, 2024, amounts due from related parties mainly include amounts due from GGCVSB of $772,311, GTL of $90,207 and FBHI of $90,000, while amounts due to related parties mainly include FCPA of $22,820 and Mr. Lee of $20,677, respectively.

Deferred costs of revenue to related parties were $12,500 and $18,750 as of March 31, 2025, and December 31, 2024, respectively.

As of March 31, 2025, deferred costs of revenue to related parties were $5,000 and 7,500 associated with FML and Jimmy, respectively.

As of December 31, 2024, deferred costs of revenue to related parties were $7,500 and 11,250 associated with FML and Jimmy, respectively.

As of March 31, 2025 and December 31, 2024, other investments in related party were $12,073.

As of March 31, 2025 and December 31, 2024, related party investments mainly include investment in GTL of $11,981.

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

Critical Accounting Policies and Estimates

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, the allowance for doubtful accounts receivable, impairment analysis of real estate assets and other long-term assets, including goodwill, valuation allowance on deferred income taxes, and the accrual of potential liabilities. Actual results may differ from these estimates.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Under the guidance of ASC 350, goodwill is not amortized; rather, it is tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform its annual impairment testing for its reporting units on December 31 of each fiscal year.

Derivative financial instruments

Derivative financial instruments consist of financial instruments that contain a notional amount and one or more underlying variables such as interest rate, security price, variable conversion rate or other variables, require no initial net investment and permit net settlement. The derivative financial instruments may be free-standing or embedded in other financial instruments. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company follows the provision of ASC 815, Derivatives and Hedging, for derivative financial instruments that are accounted for as liabilities. The derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. At each reporting date, the Company reviews its convertible securities to determine that their classification is appropriate.

Recent accounting pronouncements

Refer to Note 1 in the accompanying financial statements.

Liquidity and Capital Resources

Our cash balance on March 31, 2025, was $885,924, as compared to $1,124,818 on December 31, 2024, decrease of $238,894. We estimate the Company has sufficient cash available to meet its anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2025, the Company incurred a net loss of $635,576 and net cash used in operations of $240,942, and as of March 31, 2025, the Company incurred an accumulated deficit of $37,899,955. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $240,942 and $540,043 for the three months ended March 31, 2025, and 2024, respectively. The net cash used in operating activities in 2025 primarily consisted of an increase in prepaids and other current assets of $29,671 and a decrease in accounts payable and accrued liabilities of $158,488. For the three months ended March 31, 2025, non-cash adjustments totaled $67,846, which was comprised of non-cash income from gain on disposal of investment of $39,800 and reversal of impairment of investment of $150, offset by non-cash expenses from the provision for credit losses of $41,013, fair value loss on digital assets of $6,765 and depreciation and amortization of $60,018.

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

Investing activities

Net cash provided by investing activities was $39,950 and $176,100 for the three months ended March 31, 2025 and 2024, respectively.

Cash provided by investing activities in 2025 was the proceeds from disposal of other investment of $39,950.

Financing activities

Net cash provided by financing activities was $6,959 for the three months ended March 31, 2025, while net cash used in financing activities was $206,090 for the three months ended March 31, 2024.

Cash provided by financing activities in 2025 was the advance payments from related parties of $7,881, offset by the principal repayment of finance lease liabilities of $922.

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

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the period ended March 31, 2025. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such an incident may have a material effect, including on our operations, business strategy, operating results, or financial condition.

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

Our cybersecurity coordinator is responsible for assessing and managing our material risks from cybersecurity threats, in close collaboration with our IT team and reports to our CEO. This ensures that senior management is kept abreast of the cybersecurity posture and potential risks faced by our group.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including each of our Chief Executive Officer and Chief Financial Officer, intends that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some people, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

On October 18, 2021, the Company filed a motion, denying all the material allegations of the Complaint, and seeking to stay the case and compel arbitration pursuant to the purported Contract. In its motion, the Company only sought to enforce the terms of the Contract, as it relates to arbitration, but otherwise denied the existence of a valid and binding contract. Over MFAI’s opposition, the Court granted the Company’s motion and stayed the case pending the resolution of the Parties’ arbitration of the dispute.

On or about April 1, 2022, MFAI filed a Request for Arbitration with Judicial Arbitration and Mediation Services, Inc. (JAMS) dispute resolution services, in response to which the Company filed a Statement of Answer, denying the material allegations of the Complaint, which the Company deems to be without merit. The matter is in the discovery phase, and the Company intends to continue vigorously defending this matter. The arbitration final hearing is scheduled to be held in Las Vegas, Nevada, on January 12-16, 2026.

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

Greenpro Capital Corp.

Date: May 14, 2025	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

