Form 10-Q
period 2025-06-30
Greenpro Capital Corp.
filed 2025-08-12
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 12, 2025, there were 8,275,813 shares, par value $0.0001 of the registrant’s common stock (“Common Stock”) issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

(In U.S. dollars, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents (including $63,693 and $77,239 of time deposits as of June 30, 2025 and December 31, 2024, respectively)	$833,234	$1,124,818
Accounts receivable, net of allowance for credit losses of $43,408 and $2,883 as of June 30, 2025 and December 31, 2024, respectively (including $41 of net accounts receivable from related party as of December 31, 2024)	66,095	94,521
Prepaids and other current assets	450,261	450,458
Digital assets	233,778	192,398
Due from related parties	1,261,534	954,184
Deferred costs of revenue (including $12,500 and $18,750 to related parties as of June 30, 2025 and December 31, 2024, respectively)	52,847	38,382
Total current assets	2,897,749	2,854,761

Property and equipment, net	2,203,630	2,226,888
Real estate investments:
Real estate held for sale	980,402	980,402
Real estate held for investment, net	369,152	352,854
Intangible assets, net	568	709
Goodwill	6,035	6,035
Other investments (including $12,073 of related party investments as of June 30, 2025 and December 31, 2024, respectively)	12,073	12,073
Operating lease right-of-use assets, net	67,304	19,929
Finance lease right-of-use asset, net	18,364	20,272
TOTAL ASSETS	$6,555,277	$6,473,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (including $127 of accounts payable to related party as of June 30, 2025)	$833,424	$975,208
Due to related parties	83,982	57,497
Operating lease liabilities, current portion	67,304	19,929
Finance lease liabilities, current portion	4,135	3,766
Deferred revenue	741,746	213,000
Total current liabilities	1,730,591	1,269,400

Finance lease liabilities, non-current portion	8,759	10,235
Total liabilities	1,739,350	1,279,635

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 8,275,813 and 7,575,813 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	8,276	7,576
Additional paid in capital	43,509,131	42,749,831
Accumulated other comprehensive loss	(264,772)	(336,115)
Accumulated deficit	(38,474,083)	(37,264,379)
Total Greenpro Capital Corp. stockholders’ equity	4,778,552	5,156,913
Noncontrolling interests in consolidated subsidiary	37,375	37,375

Total stockholders’ equity	4,815,927	5,194,288

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,555,277	$6,473,923

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended June 30		Six months ended June 30,
	2025	2024	2025	2024

REVENUES:
Service revenue (including $11,378 and $44,836 of service revenue from related parties for the three months ended June 30, 2025 and 2024, respectively, and $33,353 and $239,085 of service revenue from related parties for the six months ended June 30, 2025 and 2024, respectively)	$395,257	$342,630	$706,110	$976,422
Digital revenue	17,921	-	44,177	-
Rental revenue	13,914	18,544	29,560	43,151
Total revenue	427,092	361,174	779,847	1,019,573

COST OF REVENUES:
Cost of service revenue (including $124 and $998 of cost of revenue to related party for the three months ended June 30, 2025 and 2024, respectively, and $8,520 and $4,052 of cost of revenue to related parties for the six months ended June 30, 2025 and 2024, respectively)	(80,423)	(36,010)	(170,276)	(110,708)
Cost of digital revenue	(1)	-	(1)	-
Cost of rental revenue	(3,380)	(6,714)	(7,169)	(12,890)
Total cost of revenues	(83,804)	(42,724)	(177,446)	(123,598)

GROSS PROFIT	343,288	318,450	602,401	895,975

OPERATING EXPENSES:
General and administrative (including $37,347 and $54,859 of general and administrative expenses to related parties for the three months ended June 30, 2025 and 2024, respectively, and $60,499 and $82,762 of general and administrative expenses to related parties for the six months ended June 30, 2025 and 2024, respectively)	(944,949)	(920,070)	(1,892,995)	(1,971,308)

LOSS FROM OPERATIONS	(601,661)	(601,620)	(1,290,594)	(1,075,333)

OTHER INCOME
Other income (including $12,465 and $14,440 of other income from related parties for the three months ended June 30, 2025 and 2024, respectively, and $29,023 and $25,866 of other income from related parties for the six months ended June 30, 2025 and 2024, respectively)	24,075	15,852	42,109	28,471
Interest income (including $1,407 and $1,359 of interest income from related party for the three months ended June 30, 2025 and 2024, respectively, and $2,804 and $2,344 of interest income from related party for six months ended June 30, 2025 and 2024, respectively)	1,793	2,960	4,677	12,849
Gain on disposal of investments (including $17,320 of related party investment for the three months ended June 30, 2024 and $39,800 and $197,300 of related party investments for the six months ended June 30, 2025 and 2024, respectively)	-	17,320	39,800	197,300
Reversal of impairment of investment (including $150 of related party investment for the six months ended June 30, 2025)	-	-	150	-
Interest expenses	(230)	(265)	(466)	(544)
Fair value gain (loss) on digital assets	1,895	-	(4,870)	-
Total other income	27,533	35,867	81,400	238,076

LOSS BEFORE INCOME TAX	(574,128)	(565,753)	(1,209,194)	(837,257)
Income tax expense	-	-	(510)	(1,406)
NET LOSS	(574,128)	(565,753)	(1,209,704)	(838,663)
Net loss attributable to noncontrolling interest	-	3,150	-	10,543

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(574,128)	(562,603)	(1,209,704)	(828,120)
Other comprehensive income (loss):
- Foreign currency translation income (loss)	51,790	(10,006)	71,343	(62,139)
COMPREHENSIVE LOSS	$(522,338)	$(572,609)	$(1,138,361)	$(890,259)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.07)	$(0.07)	$(0.16)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	7,708,778	7,575,813	7,642,664	7,575,813

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(In U.S. dollars, except share data)

(Unaudited)

	Three months ended June 30, 2025 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of March 31, 2025 (Unaudited)	7,575,813	$7,576	$42,749,831	$(316,562)	$(37,899,955)	$37,375	$4,578,265
Common Stock sold in private placements	700,000	700	759,300	-	-	-	760,000
Foreign currency translation	-	-	-	51,790	-	-	51,790
Net loss	-	-	-	-	(574,128)	-	(574,128)
Balance as of June 30, 2025 (Unaudited)	8,275,813	$8,276	$43,509,131	$(264,772)	$(38,474,083)	$37,375	$4,815,927

	Six months ended June 30, 2025 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2024	7,575,813	$7,576	$42,749,831	$(336,115)	$(37,264,379)	$37,375	$5,194,288
Common Stock sold in private placements	700,000	700	759,300	-	-	-	760,000
Foreign currency translation	-	-	-	71,343	-	-	71,343
Net loss	-	-	-	-	(1,209,704)	-	(1,209,704)
Balance as of June 30, 2025 (Unaudited)	8,275,813	$8,276	$43,509,131	$(264,772)	$(38,474,083)	$37,375	$4,815,927

	Three months ended June 30, 2024 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of March 31, 2024 (Unaudited)	7,575,813	$7,576	$42,897,029	$(362,302)	$(36,814,612)	$283,905	$6,011,596
Acquisition of noncontrolling interest’s shares in a subsidiary	-	-	(147,198)	-	-	(243,380)	(390,578)
Foreign currency translation	-	-	-	(10,006)	-	-	(10,006)
Net loss	-	-	-	-	(562,603)	(3,150)	(565,753)
Balance as of June 30, 2024 (Unaudited)	7,575,813	$7,576	$42,749,831	$(372,308)	$(37,377,215)	$37,375	$5,045,259

	Six months ended June 30, 2024 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2023	7,575,813	$7,576	$42,897,029	$(310,169)	$(36,549,095)	$291,298	$6,336,639
Acquisition of noncontrolling interest’s shares in a subsidiary	-	-	(147,198)	-	-	(243,380)	(390,578)
Foreign currency translation	-	-	-	(62,139)	-	-	(62,139)
Net loss	-	-	-	-	(828,120)	(10,543)	(838,663)
Balance as of June 30, 2024 (Unaudited)	7,575,813	$7,576	$42,749,831	$(372,308)	$(37,377,215)	$37,375	$5,045,259

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(In U.S. dollars)

(Unaudited)

	Six months ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(1,209,704)	$(838,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68,677	72,658
Amortization of intangible assets	135	339
Amortization of operating lease right-of-use assets	47,582	46,821
Amortization of finance lease right-of-use asset	3,044	2,803
Provision for credit losses	40,514	143,292
Fair value loss on digital assets	4,870	-
Gain on disposal of investments-related parties	(39,800)	(197,300)
Reversal of impairment of investment-related party	(150)	-
Changes in operating assets and liabilities:
Accounts receivable	28,426	(170,995)
Prepaids and other current assets	197	202,273
Digital assets	(41,380)	-
Deferred costs of revenue	(14,465)	(7,313)
Accounts payable and accrued liabilities	(141,784)	(214,261)
Operating lease liabilities	(47,582)	(46,821)
Income tax payable	-	(292)
Deferred revenue	528,746	(33,406)
Net cash used in operating activities	(772,674)	(1,040,865)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,400)
Proceeds from disposal of other investments	39,950	197,820
Proceeds from real estate held for sale	-	15,632
Net cash provided by investing activities	39,950	209,052

Cash flows from financing activities:
Proceeds from shares issued for cash	760,000	-
Principal payment of finance lease liabilities	(1,899)	(1,357)
Advances to related parties	(280,865)	(140,547)
Net cash provided by (used in) financing activities	477,236	(141,904)

Effect of exchange rate changes in cash and cash equivalents	(36,096)	(59,991)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(291,584)	(1,033,708)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,124,818	2,223,197

CASH AND CASH EQUIVALENTS, END OF PERIOD	$833,234	$1,189,489

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$510	$1,686
Cash paid for interest	$466	$457

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$95,727	$-
Distribution of real estate held for sale to a non-controlling interest for acquisition of noncontrolling interest’s shares in a subsidiary and settlement of noncontrolling interest’s loan	$-	$678,805

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The Condensed Consolidated Balance Sheet information as of December 31, 2024 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2025. These financial statements should be read in conjunction with that report.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2025, the Company incurred a net loss of $1,209,704 and net cash used in operations of $772,674, and as of June 30, 2025, the Company incurred an accumulated deficit of $38,474,083. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, the allowance for credit losses, impairment analysis of real estate assets and other long-term assets, including goodwill, valuation allowance on deferred income taxes, and the accrual of potential liabilities. Actual results may differ from these estimates.

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

Accounts receivable at June 30, 2025 and December 31, 2024 are net of allowances for credit losses of $43,408 and $2,883, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at June 30, 2025 and December 31, 2024:

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Balance at beginning of period/year	$2,883	$610,599
Charged of operating expenses	40,514	90,223
Write-off of accounts receivable	-	(557,622)
Recovery of accounts receivable	-	(39,000)
Adjustments for credit losses	11	(101,317)
Balance at end of period/year	$43,408	$2,883

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

At June 30, 2025 and December 31, 2024, cash included funds held by employees of $3,400 and $0, respectively, was to facilitate payment of expenses in local currencies or to facilitate third-party online payment platforms for which the Company had not set up a corporate account, such as WeChat Pay or Alipay.

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Cash and cash equivalents
Denominated in United States Dollar	$375,396	$184,156
Denominated in Hong Kong Dollar	250,973	338,772
Denominated in Chinese Renminbi	89,364	521,168
Denominated in Malaysian Ringgit	117,051	80,294
Denominated in Singapore Dollar	450	428
Cash and cash equivalents	$833,234	$1,124,818

Digital assets

In recent years, the SEC and U.S. state securities regulators have stated that certain digital assets or digital asset products may be classified as securities under U.S. federal and state securities laws, and in the case of the SEC, has made public statements on this topic; however, these statements are not binding or definitive guidance. Several enforcement actions and regulatory proceedings have since been initiated against digital assets and digital asset products, as well as against trading platforms that support digital assets. The SEC has characterized several crypto assets, products, and services as securities in these regulatory proceedings and enforcement actions. The SEC has stated more recently that a crypto asset itself is not a security, but there is uncertainty and inconsistency in the courts that have grappled with the issue of whether or how certain crypto asset transactions could be deemed securities. Several foreign governments have also issued similar warnings, cautioning that digital assets may be deemed to be securities or other similarly regulated financial instruments under the laws of their jurisdictions.

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

The Company follows ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill, which requires crypto assets that meet the definition of an indefinite-lived intangible asset to be recognized at cost and subsequently measured using the impairment model. That model only reflects decreases, but not increases, in the fair value of crypto asset holdings until sold.

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

As of June 30, 2025, and December 31, 2024, the crypto assets held for operation under digital assets were $233,778 and $192,398, respectively (see Note 3).

Since the first quarter of 2025, the Company has adopted ASU 2023-08 (ASC 350-60) and recognized a fair value gain on digital assets of $1,895 and a fair value loss on digital assets of $4,870 for the three and six months ended June 30, 2025, respectively (see Note 3). Other than these fair value changes, the adoption had no effect on our condensed consolidated financial statements based upon the nature of the Company’s current operations.

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

On June 30, 2025, the Company had a total of twenty (20) investments in equity securities without readily determinable fair values, all of which were related party investments with an aggregate value of $12,073, in which, eighteen (18) investments in equity securities without readily determinable fair values were fully impaired and with $nil value (see Note 4).

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2025	2024
Period-end MYR: US$1 exchange rate	4.21	4.72
Period-average MYR: US$1 exchange rate	4.36	4.73
Period-end RMB: US$1 exchange rate	7.16	7.27
Period-average RMB: US$1 exchange rate	7.24	7.21
Period-end HK$: US$1 exchange rate	7.85	7.81
Period-average HK$: US$1 exchange rate	7.80	7.82

Fair value of financial instruments

The Company follows the guidance of ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the input used in measuring fair value as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, prepaids and other current assets, digital assets, accounts payable and accrued liabilities, income tax payable, deferred costs of revenue, deferred revenue, and due from or due to related parties, approximate their fair values because of the short-term nature of these financial instruments.

Concentrations of risks

For the three months ended June 30, 2025, one customer accounted for 19% of revenues, while for the three months ended June 30, 2024, no customer accounted for 10% or more of revenues. For the six months ended June 30, 2025, and 2024, one customer accounted for 10% and two customers accounted for 25% (15% and 10%, respectively) of revenues.

Two customers accounted for 74% (63% and 11%, respectively), and one customer accounted for 85% of net accounts receivable as of June 30, 2025, and December 31, 2024, respectively.

For the three and six months ended June 30, 2025, and 2024, no vendor accounted for 10% or more of the Company’s cost of revenues.

Three vendors accounted for 46% (23%, 12% and 11%, respectively), and two vendors accounted for 74% (53% and 21%, respectively) of accounts payable as of June 30, 2025, and December 31, 2024, respectively.

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

Risks and uncertainties

Substantially all the Company’s services are conducted in Hong Kong, China, Malaysia, Thailand, Taiwan, and the Southeast Asia region. The Company’s operations are subject to various political and economic risks, including the risks of restrictions on the transfer of funds, export duties, quotas and embargoes, changing taxation policies, and political conditions and governmental regulations, and the adverse impact of the coronavirus outbreak.

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

Since the first quarter of 2025, we have adopted ASU 2023-08 (ASC 350-60), and the adoption had no effect on our condensed consolidated financial statements based upon the nature of the Company’s current operations.

On March 18, 2025, the FASB issued ASU 2025-02, which provided amendments to SEC paragraphs pursuant to Staff Accounting Bulletin 122. This amendment removed text related to “Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for Its Platform Users,” from ASU 405-10-S99-1, because Staff Accounting Bulletin 122 rescinded the topic.

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

NOTE 2 - REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company’s revenues consist of revenue from the provision of business consulting and corporate advisory services (“service revenue”), revenue from the provision of digital platforms and trading of digital assets (“digital revenue”) and revenue from leasing or trading of real estate properties (“real estate revenue”).

Revenue from provision of business services

For certain service contracts, we assist or provide advisory services to clients in capital market listings (“listing services”). Our services provided to clients are considered as our performance obligations. Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation has not been completed, deferred cost of revenue is recorded as incurred and the deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and, when needed, may record a liability if a determination is made that costs will exceed revenue.

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

Revenue from the trading of digital assets represents the sales income of digital assets. We recognize revenues when risks and rewards of ownership of the digital assets have been transferred to the buyers; that is, we lose control over the assets sold and the amount of sales revenue can be reliably measured.

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

Revenue from trading of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets. Generally, the Company’s sales of real estate properties are considered as a sale of a non-financial asset. Under ASC 610-20, the Company de-recognizes its asset and recognizes a gain or loss on the sale of real estate when control of the underlying asset transfers to the buyer.

During the three and six months ended June 30, 2025, and 2024, no real estate property was sold.

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

Cost of real estate properties sold primarily consists of the purchase price of the property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

The following table provides information about disaggregated revenue based on revenue by service line and revenue by geographic area:

	Three Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue by service line:
Corporate advisory - non-listing services	$316,786	$342,630
Corporate advisory - listing services	78,471	-
Provision of a digital platform and trading of digital assets	17,921	-
Rental of real estate properties	13,914	18,544
Total revenue	$427,092	$361,174

	Three Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$261,764	$226,439
Malaysia	78,291	84,015
China	87,037	50,720
Total revenue	$427,092	$361,174

	Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue by service line:
Corporate advisory - non-listing services	$577,639	$830,722
Corporate advisory - listing services	128,471	145,700
Provision of a digital platform and trading of digital assets	44,177	-
Rental of real estate properties	29,560	43,151
Total revenue	$779,847	$1,019,573

	Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$485,383	$643,711
Malaysia	163,356	259,144
China	131,108	116,718
Total revenue	$779,847	$1,019,573

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

As of June 30, 2025, and December 31, 2024, deferred cost of revenue or deferred revenue is classified as current assets or current liabilities and totaled, respectively:

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Current assets
Deferred cost of revenue	$52,847	$38,382

Current liabilities
Deferred revenue	$741,746	$213,000

Changes in deferred revenue during the six months ended June 30, 2025 are as follows:

Six Months Ended June 30, 2025
(Unaudited)
Deferred revenue, January 1, 2025	$213,000
New contract liabilities	657,217
Performance obligations satisfied	(128,471)
Deferred revenue, June 30, 2025	$741,746

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

As of June 30, 2025, the details of digital assets we held are as follows:

Ticker Symbol	Digital Assets	Number of Tokens (1)	Value per Token (1)	Total Value (2)
2UT	Brighsun 2UT	8,451.810	$2.336	$19,747
BCH	Bitcoin Cash	0.022	505.900	11
BTC	Bitcoin	0.033	107,133.000	3,516
ETH	Ethereum	0.824	2,488.190	2,050
USDT	Tether	208,244.941	1.000	208,245
XRP	Ripple	93.363	2.240	209
				$233,778

(1)	Number of tokens and value per token were displayed up to 3 decimal places, respectively.
(2)	Total value was rounded to the nearest dollar.

As of December 31, 2024, the details of digital assets we held are as follows:

Ticker Symbol	Digital Assets	Number of Tokens (1)	Value per Token (1)	Total Value (2)
2UT	Brighsun 2UT	2,127.949	$4.451	$9,471
BCH	Bitcoin Cash	0.022	234.360	5
BTC	Bitcoin	0.004	85,045.455	318
ETH	Ethereum	0.815	3,285.560	2,677
USDT	Tether	179,933.792	1.000	179,885
XRP	Ripple	82.017	0.513	42
				$192,398

(1)	Number of tokens and value per token were displayed up to 3 decimal places, respectively.
(2)	Total value was rounded to the nearest dollar.

The following table sets forth a summary of the changes in the estimated fair value of our digital assets during the period ended June 30, 2025 and the year ended December 31, 2024, respectively:

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Fair value at beginning of period / year	$192,398	$-
Additions during the period / year	46,250	192,398
Change in fair value during the period	(4,870)	-
Fair value at end of period / year	$233,778	$192,398

The estimated fair value of our digital assets was $233,778 and $192,398 as of June 30, 2025 and December 31, 2024, respectively.

For the three and six months ended June 30, 2025, we recognized a fair value gain on digital assets of $1,895 and a fair value loss on digital assets of $4,870, respectively.

During 2024, we issued 4,000,000 tokens of our digital assets, GX Token, in exchange for 5,000,000 tokens of Dignity Token, an asset-backed crypto security token (“DiGau”). As of December 31, 2024, for the token exchange, DiGau was not recognized in our consolidated balance sheet, as the transaction did not meet the criteria for asset recognition.

As of the date of this report, we have not yet determined the value of DiGau and are still evaluating the fair value due to a lack of observable market transactions and price information. As a result, the transaction was not disclosed in our condensed consolidated financial statements for the period ended June 30, 2025.

NOTE 4 - OTHER INVESTMENTS

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Investments in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$11,981	$11,981
(2) Other related parties	92	92
Total	$12,073	$12,073

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

For the three and six months ended June 30, 2025, the Company recognized a reversal of impairment of investment of $0 and $150, respectively.

For the three and six months ended June 30, 2024, the Company did not recognize any impairment or reversal of impairment of investment.

During the year ended December 31, 2024, the Company recognized an impairment of $87,425 for eight of its total investments in equity securities without readily determinable fair values.

In addition, the Company recorded its equity securities without readily determinable fair values at cost. For these cost method investments, we recorded them as other investments in our condensed consolidated balance sheets. We reviewed all our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine the fair value of these investments unless impairment indicators existed. When impairment indicators exist, we generally adopt the valuation methods allowed under ASC 820 (Fair Value Measurement) to evaluate the fair values of our cost method investments, which approximated or exceeded their carrying values as of June 30, 2025. Our cost method investments had a carrying value of $12,073 as of June 30, 2025.

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

On January 24, 2025, GVCL sold all 1,500,000 shares of Jocom’s common stock to an unrelated party, Chu, Hon Pong at a price of $39,950. As a result, GVCL recognized a gain on disposal of other investment of $39,800 and a reversal of impairment of investment of $150 for the six months ended June 30, 2025.

The Company had cost method investments without readily determinable fair values with a carrying value of $12,073 as of June 30, 2025, and December 31, 2024, respectively.

On June 30, 2025, and December 31, 2024, the carrying values of equity securities without readily determinable fair values are as follows:

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Original cost
Balance, beginning of period / year	$8,331,139	$8,331,964
Additions during the year	-	92
Disposals during the year	-	(700)
Disposal of impaired investment during the period / year	(150)	(217)
Balance, end of period / year	8,330,989	8,331,139

Accumulated impairment
Balance, beginning of period / year	(8,319,066)	(8,231,858)
Impairment during the year	-	(87,425)
Disposal of impaired investment during the period / year	150	217
Balance, end of period / year	(8,318,916)	(8,319,066)

Net carrying values of equity securities without readily determinable fair values	$12,073	$12,073

Accumulated impairment of other investments

As of June 30, 2025, and December 31, 2024, the accumulated impairment loss of other investments was $8,318,916 and $8,319,066, respectively.

NOTE 5 - LEASES

As of June 30, 2025, the Company has extended an operating lease agreement for one office space in Hong Kong, with a cancellable term of one year commencing from March 15, 2025, to March 14, 2026, after a non-cancellable term of two years expired on March 14, 2025, and has a finance lease for a motor vehicle in Malaysia, with a term of five years, respectively. Other than these leases, the Company does not have any other leases over the term of one year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest (“discount rate”) in arrangements is not readily determinable, and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to operating leases and finance leases for the periods are as follows:

	Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Lease costs
Operating lease costs:
Rental expenses (1)	$48,853	$48,720
Other rental expenses (2)	7,667	8,160
	56,520	56,880
Finance lease costs:
Interest expenses	$466	$544
	466	544
Total lease costs	$56,986	$57,424

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Rental payment - operating leases	$48,853	$48,720
Interest repayment - finance leases	466	457
Principal repayment - finance leases	1,899	1,357
Total cash paid	$51,218	$50,534
Non-cash activity:
Balance payment of ROU asset by finance lease liabilities	$12,894	$14,964
Weighted average remaining lease term (in years):
Operating leases	0.70	0.70
Finance leases	2.92	3.92
Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	6.9%	6.9%

(1)	Rental expenses include amortization of $47,582 and $46,821 and interest expenses of $1,271 and $1,899 during the six months ended June 30, 2025, and 2024, respectively.

(2)	Other rental expenses represent those rental expenses for leases with a lease term within one year, and government rent and rates related to the leases.

The supplemental balance-sheet information related to leases for the periods is as follows:

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Assets
Long-term operating lease ROU assets, net (1)	$67,304	$19,929
Long-term finance lease ROU asset, net (2)	18,364	20,272
Total ROU assets	$85,668	$40,201

Liabilities
Current portion of operating lease liabilities	$67,304	$19,929
Current portion of finance lease liabilities	4,135	3,766
Total current lease liabilities	71,439	23,695

Long-term finance lease liabilities	8,759	10,235
Total long-term lease liabilities	8,759	10,235
Total lease liabilities	$80,198	$33,930

(1)	Operating lease ROU assets are measured at cost of $446,684 and $351,829, net of accumulated amortization of $379,380 and $331,900 as of June 30, 2025, and December 31, 2024 respectively.

(2)	Finance lease ROU assets are measured at cost of $28,898, net of accumulated amortization of $10,534 and $8,626 as of June 30, 2025 and December 31, 2024, respectively.

Maturities of the Company’s lease liabilities as of June 30, 2025, are as follows:

	Operating leases	Finance leases
	(Unaudited)	(Unaudited)
Year ending December 31,
2025 (remaining 6 months)	48,534	2,445
2026	19,831	4,891
2027	-	4,891
2028	-	2,035
Total future minimum lease payments	68,365	14,262
Less: Imputed interest/present value discount	(1,061)	(1,368)
Present value of lease liabilities	$67,304	$12,894

Lease obligations
Current lease obligations	$67,304	$4,135
Long-term lease obligations	-	8,759
Total lease obligations	$67,304	$12,894

For the three months ended June 30, 2025, total lease costs were $28,096, including operating lease costs of $27,866 and finance lease costs of $230. For the three months ended June 30, 2024, total lease costs were $28,033, including operating lease costs of $27,768 and finance lease costs of $265.

For the six months ended June 30, 2025, total lease costs were $56,986, including operating lease costs of $56,520 and finance lease costs of $466. For the six months ended June 30, 2024, total lease costs were $57,424, including operating lease costs of $56,880 and finance lease costs of $544.

NOTE 6 - STOCKHOLDERS’ EQUITY

On June 10, 2025, the Company entered into subscription agreements with five individual investors, providing for the private placement of an aggregate of 500,000 shares of the Company’s Common Stock, par value $0.0001, at a per share purchase price of $1.00.

On June 23, 2025, the Company entered into another subscription agreement with an individual investor, providing for the private placement of 200,000 shares of the Company’s Common Stock, par value $0.0001, at a per share purchase price of $1.30.

For the period ended June 30, 2025, the Company in the aggregate issued 700,000 shares of its Common Stock, for total proceeds of $760,000. The proceeds aim to fund the expansion of the Company’s operations.

Set forth below is a listing of the June 2025 sale of shares of Common Stock:

Name	Number of Shares
Poon Tsz Yu	50,000
Tan Lee Sha	125,000
Chui Sang Derek	50,000
Ho Tak Leung	20,000
Good Girl Environmental Plant Research Center Limited (1)	455,000
Total	700,000

(1)	The Company issued 255,000 shares of its Common Stock at $1 per share and 200,000 shares of its Common Stock at $1.3 per share to Good Girl Environmental Plant Research Center Limited on June 10 and June 23, 2025, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts receivable from related party:	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Accounts receivable, net - related party
- Related party K (net of allowance of $2 as of December 31, 2024)	$-	$41

Accounts payable to related party:	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Accounts payable - related party
- Related party A	$127	$-

Due from related parties:	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Due from related parties
- Related party B	$460,138	$180,207
- Related party D	800,019	772,620
- Related party G	1,377	1,357
Total	$1,261,534	$954,184

The amounts due from related parties are interest-free, unsecured, and have no fixed terms of repayment.

Due to related parties:	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Due to related parties
- Related party A	$52,611	$23,218
- Related party B	8,692	11,944
- Related party K	22,679	22,335
Total	$83,982	$57,497

The amounts due to related parties are interest-free, unsecured, and repayable on demand.

Deferred costs of revenue to related parties:	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

Deferred costs of revenue to related parties
- Related party A	$5,000	$7,500
- Related party F	7,500	11,250
Total	$12,500	$18,750

Investments in a related party:	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

Investments in related party
- Related party B	$12,073	$12,073

	For the six months ended June 30,
Income from or expenses to related parties:	2025	2024
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$1,026	$1,245
- Related party B	31,899	195,939
- Related party D	-	26,119
- Related party E	-	1,354
- Related party G	428	14,420
- Related party K	-	8
Total	$33,353	$239,085

Cost of service revenue to related parties
- Related party A	$4,770	$4,052
- Related party F	3,750	-
Total	$8,520	$4,052

General and administrative expenses to related parties
- Related party A	$4,488	$28,769
- Related party D	42,200	38,963
- Related party I	6,887	6,974
- Related party K	6,924	8,056
Total	$60,499	$82,762

Other income from related parties:
- Related party B	$23,638	$19,881
- Related party D	5,385	5,985
Total	$29,023	$25,866

Interest income from a related party
- Related party B	$2,804	$2,344

Gain on disposal of related party investments
- Related party B	$39,800	$197,300

Reversal of impairment of a related party investment:
- Related party B	$150	$-

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

Related party E represents companies whose CEO is a consultant to the Company, and who is also a director of Aquarius Protection Fund and a shareholder of the Company. Related party E is no longer our consultant and shareholder, and hence, our related party relationship came to an end on August 29, 2024.

Related party F represents a family member or members of Mr. Loke.

Related party G is under the common control of Mr. Lee Chong Kuang, the Company’s CEO and a major shareholder.

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

Related party J represents a non-controlling interest in the Company’s subsidiary that owns its real estate held for sale. The amount due to related party J is unsecured, bears no interest, is payable on demand, and is related to the initial acquisition of the real estate held for sale. Related party J became no longer our related party since our acquisition of all its 40% shareholdings in our subsidiary on April 15, 2024.

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

NOTE 8 - SEGMENT INFORMATION

ASC 280, “Segment Reporting”, requires disclosure of significant segment expenses and other segment items on an interim and annual basis and requires all annual disclosures about a reportable segment’s profit or loss and assets to be made on an interim basis.

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

Service business

The changes in the performance results for the six months ended June 30, 2025, and 2024 by reportable segment / business unit are as follows:

	For the six months ended June 30,		Change
	2025	2024	$	%
Revenues from external customers	$672,757	$737,337	(64,580)	(9)%
Revenues from related parties	33,353	239,085	(205,732)	(86)%
Cost of revenues	(170,276)	(110,708)	(59,568)	54%
General and administrative expenses	(1,668,435)	(1,941,790)	273,355	(14)%
Loss from operations	$(1,132,601)	$(1,076,076)	(56,525)	5%

The changes in equity-method investments, total assets, and capital expenditures for long-lives assets for the period ended June 30, 2025, and 2024 by reportable segment / business unit are as follows:

	As of and for the six months ended June 30,		Change
	2025	2024	$	%
Investments in equity-method investees	$12,073	$99,586	(87,513)	(88)%

Total assets	$4,796,630	$5,753,149	(956,519)	(17)%

Expenditures for additions to long-lived assets	$-	$4,400	(4,400)	(100)%

Digital business

The changes in the performance results for the six months ended June 30, 2025, and 2024 by reportable segment / business unit are as follows:

	For the six months ended June 30,		Change
	2025	2024	$	%
Revenues from external customers	$44,177	$-	44,177	-%
Revenues from related parties	-	-	-	-%
Cost of revenues	(1)	-	(1)	-%
General and administrative expenses	(220,643)	-	(220,643)	-%
Loss from operations	$(176,467)	$-	(176,467)	-%

The changes in equity-method investments, total assets, and capital expenditures for long-lives assets for the period ended June 30, 2025, and 2024 by reportable segment / business unit are as follows:

	As of and for the six months ended June 30,		Change
	2025	2024	$	%
Investments in equity-method investees	$-	$-	-	-%

Total assets	$761,745	$-	761,745	-%

Expenditures for additions to long-lived assets	$-	$-	-	-%

Real estate business

The changes in the performance results for the six months ended June 30, 2025, and 2024 by reportable segment / business unit are as follows:

	For the six months ended June 30,		Change
	2025	2024	$	%
Revenues from external customers	$29,560	$43,151	(13,591)	(31)%
Revenues from related parties	-	-	-	-%
Cost of revenues	(7,169)	(12,890)	5,721	(44)%
General and administrative expenses	(3,917)	(29,518)	25,601	(87)%
Income from operations	$18,474	$743	17,731	2,386%

The changes in equity-method investments, total assets, and capital expenditures for long-lives assets for the period ended June 30, 2025, and 2024 by reportable segment / business unit are as follows:

	As of and for the six months ended June 30,		Change
	2025	2024	$	%
Investments in equity-method investees	$-	$-	-	-%

Total assets	$996,902	$1,003,722	(6,820)	(1)%

Expenditures for additions to long-lived assets	$-	$-	-	-%

(b) By Geography

The Company principally operates in three regions, including Hong Kong, Malaysia and China.

The distribution of revenues and significant expenses for the six months ended June 30, 2025 by region is as follows:

	For the six months ended June 30, 2025
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$473,423	$141,963	$131,108	$746,494
Revenues from related parties	11,960	21,393	-	33,353
Cost of revenues	(69,951)	(55,967)	(51,528)	(177,446)
Advertising and marketing expenses	(56,726)	-	(9,858)	(66,584)
Audit, legal and other professional fees	(178,494)	(4,540)	(9,054)	(192,088)
Consulting fees	(42,488)	(58,577)	-	(101,065)
Depreciation and amortization	(51,022)	(17,410)	(51,006)	(119,438)
Directors’ salaries and compensation	(333,815)	-	-	(333,815)
Staff costs including salaries and allowances, pensions, and other benefits	(438,859)	(141,314)	(184,275)	(764,448)
IT and computer expenses	(4,725)	(101,740)	(1,562)	(108,027)
Other general and administrative expenses	(127,247)	(60,715)	(19,568)	(207,530)
Loss from operations	$(817,944)	$(276,907)	$(195,743)	$(1,290,594)

The distribution of investments in equity-method investees and total assets as of June 30, 2025, and expenditures for long-lived assets for the six months ended June 30, 2025, respectively, by region is as follows:

	As of and for the six months ended June 30, 2025
	Hong Kong	Malaysia	China	Total

Investments in equity-method investments	$12,073	$-	$-	$12,073

Total assets	$2,935,777	$1,413,919	$2,205,581	$6,555,277

Expenditures for additions to long-lived assets	$-	$-	$-	$-

The distribution of revenues and significant expenses for the six months ended June 30, 2024, by region is as follows:

	For the six months ended June 30, 2024
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$454,338	$209,432	$116,718	$780,488
Revenues from related parties	189,373	49,712	-	239,085
Cost of revenues	(8,937)	(89,218)	(25,443)	(123,598)
Advertising and marketing expenses	(73,906)	(32,592)	(12,423)	(118,921)
Audit, legal and other professional fees	(125,569)	(3,984)	-	(129,553)
Consulting fees	(6,387)	(108,286)	-	(114,673)
Depreciation and amortization	(50,528)	(20,037)	(52,056)	(122,621)
Directors’ salaries and compensation	(336,579)	-	-	(336,579)
Staff costs including salaries and allowances, pensions, and other benefits	(425,095)	(145,612)	(179,704)	(750,411)
IT and computer expenses	(5,543)	(78,790)	(2,424)	(86,757)
Other general and administrative expenses	(233,876)	(58,947)	(18,970)	(311,793)
Loss from operations	$(622,709)	$(278,322)	$(174,302)	$(1,075,333)

The distribution of investments in equity-method investees and total assets as of June 30, 2024, and expenditures for long-lived assets for the six months ended June 30, 2024, respectively, by region is as follows:

	As of and for the six months ended June 30, 2024
	Hong Kong	Malaysia	China	Total

Investments in equity-method investments	$99,586	$-	$-	$99,586

Total assets	$2,899,035	$1,363,301	$2,494,535	$6,756,871

Expenditures for additions to long-lived assets	$-	$4,400	$-	$4,400

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on April 9, 2025 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis should also be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

In addition to our business solution services, we also operate a venture capital business through Greenpro Venture Capital Limited, an Anguilla corporation. One of our venture capital business segments focuses on (1) establishing a business incubator for start-up and high-growth companies to support such companies during critical growth periods, which will include education and support services, and (2) searching for investment opportunities in selected start-up and high-growth companies, which may generate significant returns to the Company. Our venture capital business focuses on companies located in Southeast Asia and East Asia, including Hong Kong, China, Malaysia, Thailand, and Singapore. Another venture capital business segment focuses on rental activities of commercial properties and the sale of investment properties.

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

Results of Operations

During the three and six months ended June 30, 2025, and 2024, we operated in three regions: Hong Kong, China and Malaysia. We derived revenues from the provision of business services, digital platform services and trading of digital assets, and leasing or trading of our commercial properties, respectively.

Comparison of the three months ended June 30, 2025, and 2024

Total revenue

Total revenue was $427,092 and $361,174 for the three months ended June 30, 2025, and 2024, respectively. The increased amount of $65,918 was primarily due to an increase in business services revenue. We expect revenue from our service business to steadily improve in the following months.

Service business revenue

Revenue from the provision of business services was $395,257 and $342,630 for the three months ended June 30, 2025, and 2024, respectively. It was derived principally from the provision of business consulting and advisory services, as well as company secretarial, accounting, and financial analysis services. We experienced an increase in business services revenue as more listing service obligations were completed during the three months ended June 30, 2025.

Digital revenue

Revenue from the digital platform and trading was $17,921 and $0 for the three months ended June 30, 2025 and 2024, respectively. It was derived from the trading of digital assets of $17,169 and the sale of our digital assets, GX Token, of $752 during the three months ended June 30, 2025.

Real estate business

Rental revenue

Revenue from rentals was $13,914 and $18,544 for the three months ended June 30, 2025, and 2024, respectively. It was derived from the leasing properties in Malaysia and Hong Kong. We expect our rental income to be stable.

Sale of properties

There was no revenue generated from the sale of real estate properties for the three months ended June 30, 2025, and 2024, respectively.

Total operating costs and expenses

Total operating costs and expenses were $1,028,753 and $962,794 for the three months ended June 30, 2025, and 2024, respectively. They consist of cost-of-service revenue, cost of digital revenue, cost of rental revenue and general and administrative (“G&A”) expenses. The Company incurred G&A expenses of $944,949 and $920,070 for the three months ended June 30, 2025, and 2024, respectively.

Loss from operations for the three months ended June 30, 2025, and 2024 was $601,661 and $601,620, respectively.

Cost of service business revenue

Cost of revenue on the provision of services was $80,423 and $36,010 for the three months ended June 30, 2025, and 2024, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to costs related to the services rendered.

An increase in cost of service business revenue was mainly due to an increase of other professional fees directly attributable to the provision of services for the three months ended June 30, 2025.

Cost of digital revenue

Cost of revenue for the provision of digital platform services and trading of digital assets was $1 and $0 for the three months ended June 30, 2025, and 2024, respectively. It primarily consists of the cost of technical advisory and IT support to blockchain-based services, directly attributable to the cost of digital platforms and digital assets.

Cost of rental revenue

Cost of rental revenue was $3,380 and $6,714 for the three months ended June 30, 2025, and 2024, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants. A decrease in the cost of rental revenue was mainly due to 40% of our Hong Kong subsidiary’s real estate properties being distributed to its non-controlling interest in April 2024. As a result, fewer property units were available for leasing and lower costs were incurred.

Cost of real estate properties sold

During the three months ended June 30, 2025, and 2024, no real estate property was sold, and hence no cost was incurred.

General and administrative expenses

General and administrative (“G&A”) expenses were $944,949 and $920,070 for the three months ended June 30, 2025, and 2024, respectively. For the three months ended June 30, 2025, G&A expenses primarily consisted of staff costs of $368,290, directors’ salaries and compensation of $166,595, advertising and marketing expenses of $31,239, consulting fees of $83,851, computer and IT expenses of $55,779, legal service fees of $49,121, other professional fees of $47,457 and operating lease costs of $27,866, offset by reversal of provision for credit losses of $499. For the three months ended June 30, 2024, G&A expenses primarily consisted of staff costs of $363,288, directors’ salaries and compensation of $166,279, advertising and marketing expenses of $69,131, consulting fees of $64,277, computer and IT expenses of $44,138, legal service fees of $35,344, other professional fees of $20,846, provision for credit losses of $15,529, and operating lease costs of $27,768. The increased G&A expense of $24,879 was mainly derived from the increase in consulting fees of $19,574, legal service fees of $13,777, and other professional fees of $26,611, offset by the decrease in advertising and marketing expenses of $37,892 during the same period in 2025. We expect our G&A expenses to slightly increase as we are developing our digital platform business through our Labuan subsidiary, Green-X Corp., and the digital banking businesses through Global Business Hub Limited, another Labuan subsidiary, which was acquired in 2024.

Other income

Net other income was $27,533 and $35,867 for the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025, net other income mainly consisted of related party other income of $12,465, fair value gain on digital assets of $1,895 and interest income of $1,793. For the three months ended June 30, 2024, net other income mainly consisted of related party other income of $14,440, gain on disposal of investment of $17,320 and interest income of $2,960.

Net loss

Net loss was $574,128 and $565,753 for the three months ended June 30, 2025 and 2024, respectively. The increase in net loss was mainly due to an increase in G&A.

Net loss attributable to noncontrolling interest

The Company recorded net loss attributable to noncontrolling interest in the consolidated statements of operations for a non-controlling interest (the “NCI”) of a consolidated subsidiary, Forward Win International Limited (“FWIL”), which is principally engaged in trading and leasing of properties in Hong Kong.

The Company had been a 60% shareholder of FWIL since its inception.

On April 15, 2024, the Company acquired the remaining 40% shares of FWIL from the NCI by distribution of 40% of FWIL’s real estate properties for consideration of its acquisition and settlement of a loan from the NCI (the “Acquisition”).

After the Acquisition, FWIL becomes the wholly owned subsidiary of the Company and hence no profit or loss was attributable to the NCI thereafter.

The Company recorded a net loss attributable to the NCI of $3,150 for the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025, and 2024

Total revenue

Total revenue was $779,847 and $1,019,573 for the six months ended June 30, 2025, and 2024, respectively. A decrease of $239,726 was primarily due to a decrease in service business revenue. We expect revenue from our service business to recover slightly as we are exploring new markets.

Service business revenue

Revenue from the provision of business services was $706,110 and $976,422 for the six months ended June 30, 2025, and 2024, respectively. It was derived principally from the provision of business consulting and advisory services, as well as company secretarial, accounting, and financial analysis services. We experienced a decrease in service business revenue as fewer listing and non-listing advisory services were rendered during the same period in 2025.

Digital revenue

Revenue from the digital platform and trading was $44,177 and $0 for the six months ended June 30, 2025 and 2024, respectively. It was derived from the trading of digital assets of $43,425 and the sale of our digital assets, GX Token, of $752 during the six months ended June 30, 2025.

Real estate business

Rental revenue

Revenue from rentals was $29,560 and $43,151 for the six months ended June 30, 2025, and 2024, respectively. It was derived from the leasing properties in Malaysia and Hong Kong. We expect our rental income to be stable.

Sale of properties

There was no revenue generated from the sale of real estate properties for the six months ended June 30, 2025, and 2024, respectively.

Total operating costs and expenses

Total operating costs and expenses were $2,070,441 and $2,094,906 for the six months ended June 30, 2025, and 2024, respectively. They consist of cost-of-service revenue, cost of digital revenue, cost of rental revenue and general and administrative (“G&A”) expenses. The Company incurred G&A expenses of $1,892,995 and $1,971,308 for the six months ended June 30, 2025, and 2024, respectively.

Loss from operations for the six months ended June 30, 2025 and 2024 was $1,290,594 and $1,075,333, respectively. An increase in loss from operations was mainly due to a decrease in service business revenue of $270,312 for the six months ended June 30, 2025.

Cost of service business revenue

Cost of revenue on the provision of services was $170,276 and $110,708 for the six months ended June 30, 2025, and 2024, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees, directly attributable to costs related to the services rendered.

An increase in the cost of service business revenue was mainly due to an increase in other professional fees directly attributable to the provision of services for the six months ended June 30, 2025.

Cost of digital revenue

Cost of revenue for the provision of digital platform services and trading of digital assets was $1 and $0 for the six months ended June 30, 2025, and 2024, respectively. It primarily consists of the cost of technical advisory and IT support to blockchain-based services, directly attributable to the cost of digital platforms and digital assets.

Cost of rental revenue

Cost of rental revenue was $7,169 and $12,890 for the six months ended June 30, 2025, and 2024, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants. A decrease in the cost of rental revenue was mainly due to 40% of our Hong Kong subsidiary’s real estate properties being distributed to its non-controlling interest in April 2024. As a result, fewer property units were available for leasing and lower costs were incurred.

Cost of real estate properties sold

During the six months ended June 30, 2025, and 2024, no real estate property was sold, and hence no cost was incurred.

General and administrative expenses

G&A expenses were $1,892,995 and $1,971,308 for the six months ended June 30, 2025, and 2024, respectively. For the six months ended June 30, 2025, G&A expenses consisted primarily of staff costs of $764,448, directors’ salaries and compensation of $333,815, advertising and marketing expenses of $66,584, consulting fees of $101,065, computer and IT expenses of $108,027, legal service fees of $93,518, other professional fees of $98,570, provision for credit losses of $40,514 and operating lease costs of $56,520. For the six months ended June 30, 2024, G&A expenses consisted primarily of staff costs of $750,411, directors’ salaries and compensation of $336,579, advertising and marketing expenses of $118,921, consulting fees of $114,673, computer and IT expenses of $86,757, legal service fees of $85,416, other professional fees of $44,137, provision for credit losses of $143,292 and operating lease costs of $56,880. The decreased G&A expense of $78,313 was mainly derived from the decrease in advertising and marketing expenses of $52,337 and consulting fees of $13,608 during the same period in 2025. We expect our G&A expenses to slightly increase as we are developing our digital platform business through our Labuan subsidiary, Green-X Corp., and the digital banking businesses through Global Business Hub Limited, another Labuan subsidiary, which was acquired in 2024.

Other income

Net other income was $81,400 and $238,076 for the six months ended June 30, 2025, and 2024, respectively. For the six months ended June 30, 2025, net other income mainly consisted of related party other income of $29,023, gain on disposal of investment of $39,800 and interest income of $4,677. For the six months ended June 30, 2024, net other income mainly consisted of related party other income of $25,866, gain on disposal of investments of $197,300 and interest income of $12,849.

Net loss

Net loss was $1,209,704 and $838,663 for the six months ended June 30, 2025, and 2024, respectively. The increase in net loss was mainly due to a decrease in service business revenue and gains on disposal of investments.

Net loss attributable to noncontrolling interest

The Company recorded net loss attributable to noncontrolling interest in the consolidated statements of operations for a non-controlling interest (the “NCI”) of a consolidated subsidiary, Forward Win International Limited (“FWIL”), which is principally engaged in trading and leasing of properties in Hong Kong.

The Company had been a 60% shareholder of FWIL since its inception.

On April 15, 2024, the Company acquired the remaining 40% shares of FWIL from the NCI by distribution of 40% of FWIL’s real estate properties for consideration of its acquisition and settlement of a loan from the NCI (the “Acquisition”).

After the Acquisition, FWIL becomes the wholly owned subsidiary of the Company, and hence no profit or loss was attributable to the NCI thereafter.

The Company recorded a net loss attributable to the NCI of $10,543 for the six months ended June 30, 2024.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the six months ended June 30, 2025 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2025.

Contractual Obligations

As of June 30, 2025, one of our subsidiaries has an operating lease agreement for one office space in Hong Kong with a non-cancellable term of two years from March 15, 2023, to March 14, 2025, and a cancellable term of one year from March 15, 2025, to March 14, 2026.

On June 30, 2025, the future minimum rental payments under this lease in the aggregate are approximately $68,366 and are due as follows: 2025: $48,535 and 2026: $19,831, respectively.

In June 2023, one of our subsidiaries in Malaysia purchased a motor vehicle, and the majority of the purchase price, $18,957, was funded by Maybank Islamic under a finance lease agreement with a term of five years commencing from June 3, 2023, to June 2, 2028. As of June 30, 2025, the future minimum lease payments under this lease in the aggregate are approximately $14,262 and are due as follows: 2025: $2,445; 2026: $4,891; and 2027 and thereafter: $6,926.

Related Party Transactions

For the six months ended June 30, 2025 and 2024, related party service revenue totaled $33,353 and $239,085, respectively.

For the six months ended June 30, 2025, related party service revenue principally includes service revenue generated from SEATech Ventures Corp. (“SEATech”) of $13,130, representing approximately 39% of the related party service revenue and 2% of the service revenue for the six months ended June 30, 2025.

For the six months ended June 30, 2024, related party service revenue principally includes service revenue generated from Celmonze Wellness Corporation (“Celmonze”) of $148,106, representing approximately 62% of related party service revenue and 15% of service revenue for the six months ended June 30, 2024.

For the six months ended June 30, 2025, and 2024, cost of service revenue to related parties was $8,520 and $4,052, respectively.

For the six months ended June 30, 2025, related party cost of service revenue includes cost of services paid to Falcon Management Limited (“FML”) of $2,500, Falcon Consulting Limited (“FCL”) of $2,270, and Loke Yu (“Jimmy”) of $3,750, respectively. FML is wholly owned by our Chief Financial Officer, Loke, Che Chan Gilbert (“Mr. Loke”), FCL is wholly owned by Mr. Loke’s spouse and Jimmy is Mr. Loke’s brother.

For the six months ended June 30, 2024, related party cost of service revenue includes cost of revenue paid to FML of $2,555 and FCL of $1,497, respectively.

For the six months ended June 30, 2025, and 2024, related party G&A expenses totaled $60,499 and $82,762, respectively.

For the six months ended June 30, 2025, related party G&A expenses included consulting fees paid to Ms. Yap, Pei Ling (“Ms. Yap”), the spouse of our Chief Executive Officer, Mr. Lee, Chong Kuang, of $6,924, Ms. Yap’s wholly owned company, Bright Interlink Sdn. Bhd. (“BISB”) of $6,887 and FML of $4,488, and management fees paid to Greenpro Global Capital Village Sdn. Bhd. (“GGCVSB”) of $42,200, a Malaysian company jointly owned by Mr. Lee and Mr. Loke.

For the six months ended June 30, 2024, related party G&A expenses included consulting fees paid to Ms. Yap of $8,056, BISB of $6,974 and FCL of $28,769, and management fees paid to GGCVSB of $38,963.

For the six months ended June 30, 2025, and 2024, related party other income was $29,023 and $25,866, respectively.

For the six months ended June 30, 2025, related party other income includes other income generated from Acorn Finance Limited (“Acorn”) of $5,385 and Greenpro Trust Limited (“GTL”) of $23,638, respectively.

For the six months ended June 30, 2024, related party other income includes other income generated from Acorn of $5,985, GTL of $19,829, and SEATech Ventures Corp. (“SEATech”) of $52.

For the six months ended June 30, 2025, and 2024, related party interest income was $2,804 and $2,344, respectively.

For the six months ended June 30, 2025, related party interest income includes interest income generated from GTL of $561 and GTL’s subsidiary, Greenpro Custodian Service Limited (“GCSL”), of $2,243, respectively.

For the six months ended June 30, 2024, related party interest income includes interest income generated from GTL of $480 and GTL’s subsidiary, GCSL of $1,864.

For the six months ended June 30, 2025, and 2024, gain on disposal of related party investments was $39,800 and $197,300, respectively.

For the six months ended June 30, 2025, gain on disposal of related party investment generated from the sale of common stock of Jocom Holdings Corp. (“Jocom”) of $39,800.

For the six months ended June 30, 2024, gain on disposal of related party investments includes the sale of common stock of Agape ATP Corporation (“Agape”) of $179,980 and MU Global Holding Limited (“MUGH”) of $17,320.

A reversal of impairment of related party investment represents the reversal of impairment of Jocom of $150 for the six months ended June 30, 2025.

Net accounts receivable from related party was $0 and $41 as of June 30, 2025, and December 31, 2024, respectively.

As of December 31, 2024, the net accounts receivable from a related party was due from Mr. Loke of $41.

Accounts payable to related party was $127 and $0 as of June 30, 2025, and December 31, 2024, respectively.

As of June 30, 2025, the accounts payable to a related party was due to Falcon Consulting Limited, which is wholly owned by Mr. Loke’s spouse (“FCL”).

Amounts due from related parties were $1,261,534 and $954,184 as of June 30, 2025, and December 31, 2024, respectively. Amounts due to related parties were $83,982 and $57,497 as of June 30, 2025, and December 31, 2024, respectively.

As of June 30, 2025, amounts due from related parties mainly include the amount due from GGCVSB of $799,714, GTL of $370,138 and First Bullion Holdings Inc. (“FBHI”) of $90,000, while the amounts due to related parties mainly include Mr. Loke’s wholly owned company, Falcon Certified Public Accountants Limited (“FCPA”) of $51,627 and Mr. Lee of $19,530, respectively.

As of December 31, 2024, amounts due from related parties mainly include amounts due from GGCVSB of $772,311, GTL of $90,207 and FBHI of $90,000, while the amounts due to related parties mainly include FCPA of $22,820 and Mr. Lee of $20,677, respectively.

Deferred costs of revenue to related parties were $12,500 and $18,750 as of June 30, 2025, and December 31, 2024, respectively.

As of June 30, 2025, deferred costs of revenue to related parties were $5,000 and $7,500 associated with FML and Jimmy, respectively.

As of December 31, 2024, deferred costs of revenue to related parties were $7,500 and $11,250 associated with FML and Jimmy, respectively.

As of June 30, 2025, and December 31, 2024, other investments in related party were $12,073.

As of June 30, 2025, and December 31, 2024, related party investments mainly include an investment in GTL of $11,981.

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

Impairment of long-lived assets

Long-lived assets primarily include real estate held for investment, property and equipment, and intangible assets. In accordance with the provisions of ASC 360, the Company generally conducts its annual impairment evaluation of its long-lived assets in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount of the asset. In addition, for real estate held for sale, an impairment loss is the adjustment to fair value less estimated cost to dispose of the asset.

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

Derivative financial instruments

Derivative financial instruments consist of financial instruments that contain a notional amount and one or more underlying variables, such as interest rate, security price, variable conversion rate or other variables, require no initial net investment and permit net settlement. The derivative financial instruments may be free-standing or embedded in other financial instruments. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company follows the provision of ASC 815, Derivatives and Hedging, for derivative financial instruments that are accounted for as liabilities. The derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. At each reporting date, the Company reviews its convertible securities to determine that their classification is appropriate.

Recent accounting pronouncements

Refer to Note 1 in the accompanying financial statements.

Liquidity and Capital Resources

Our cash balance on June 30, 2025, was $833,234, as compared to $1,124,818 on December 31, 2024, a decrease of $291,584. We estimate we still have sufficient cash available to meet our anticipated working capital for the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2025, the Company incurred a net loss of $1,209,704 and net cash used in operations of $772,674, and as of June 30, 2025, the Company incurred an accumulated deficit of $38,474,083. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $772,674 and $1,040,865 for the six months ended June 30, 2025, and 2024, respectively. The net cash used in operating activities in 2025 primarily consisted of an increase in digital assets of $41,380, a decrease in accounts payable and accrued liabilities of $141,784 and a net loss of $1,209,704, offset by an increase in deferred revenue of $528,746. For the six months ended June 30, 2025, non-cash adjustments totaled $124,872, which was primarily comprised of non-cash expenses from provision for credit losses of $40,514 and depreciation and amortization of $119,438, offset by non-cash income from gain on disposal of investments of $39,800.

Net cash used in operating activities in 2024 primarily consisted of an increase in accounts receivable of $170,995, a decrease in accounts payable and accrued liabilities of $214,261 and a net loss of $838,663, offset by a decrease in prepaids and other current assets of $202,273. For the six months ended June 30, 2024, non-cash adjustments totaled $68,613. Noncash expense, net was comprised of non-cash expenses from provision for credit losses of $143,292 and depreciation and amortization of $122,621, offset by non-cash income from gain on disposal of investments of $197,300.

Investing activities

Net cash provided by investing activities was $39,950 and $209,052 for the six months ended June 30, 2025 and 2024, respectively.

Cash provided by investing activities in 2025 was the proceeds from disposal of other investment of $39,950.

Financing activities

Net cash provided by financing activities was $477,236 for the six months ended June 30, 2025, while net cash used in financing activities was $141,904 for the six months ended June 30, 2024.

Cash provided by financing activities in 2025 was the proceeds from the sale of Common Stock in private placements of $760,000, offset by the advance payments to related parties of $280,865 and the principal repayment of finance lease liabilities of $1,899.

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

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the period ended June 30, 2025. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such an incident may have a material effect, including on our operations, business strategy, operating results, or financial condition.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three and six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 18, 2021, the Company filed a motion, denying all the material allegations of the Complaint, and seeking to stay the case and compel arbitration pursuant to the purported Contract. In its motion, the Company only sought to enforce the terms of the Contract, as they relate to arbitration, but otherwise denied the existence of a valid and binding contract. Over MFAI’s opposition, the Court granted the Company’s motion and stayed the case pending the resolution of the Parties’ arbitration of the dispute.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 10, 2025, the Company entered into subscription agreements with five individual investors, providing for the private placement of an aggregate of 500,000 shares of the Company’s Common Stock, par value $0.0001, at a per share purchase price of $1.00.

On June 23, 2025, the Company entered into another subscription agreement with an individual investor, providing for the private placement of 200,000 shares of the Company’s Common Stock, par value $0.0001, at a per share purchase price of $1.30.

For the period ended June 30, 2025, the Company issued 700,000 shares of its Common Stock for total proceeds of $760,000. The proceeds aim to fund the expansion of the Company’s operations.

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

Greenpro Capital Corp.

Date: August 12, 2025	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

