Form 10-Q
period 2025-09-30
Greenpro Capital Corp.
filed 2025-11-13
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit such files).

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

As of November 13, 2025, there were 8,375,813 shares, par value $0.0001 of the registrant’s common stock (“Common Stock”) issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(In U.S. dollars, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents (including $64,259 and $77,239 of time deposits as of September 30, 2025 and December 31, 2024, respectively)	$775,388	$1,124,818
Accounts receivable, net of allowance for credit losses of $6,528 and $2,883 as of September 30, 2025 and December 31, 2024, respectively (including $219 and $41 of net accounts receivable from related parties as of September 30, 2025 and December 31, 2024, respectively)	16,116	94,521
Prepaids and other current assets	429,358	450,458
Digital assets	236,165	192,398
Due from related parties	996,468	954,184
Deferred costs of revenue (including $6,250 and $18,750 to related parties as of September 30, 2025 and December 31, 2024, respectively)	58,099	38,382
Total current assets	2,511,594	2,854,761

Property and equipment, net	2,185,725	2,226,888
Real estate investments:
Real estate held for sale	980,402	980,402
Real estate held for investment, net	367,003	352,854
Intangible assets, net	505	709
Goodwill	6,035	6,035
Other investments (including $12,073 of related party investments as of September 30, 2025 and December 31, 2024, respectively)	12,073	12,073
Operating lease right-of-use assets, net	44,019	19,929
Finance lease right-of-use asset, net	16,803	20,272
TOTAL ASSETS	$6,124,159	$6,473,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$935,602	$975,208
Due to related parties	118,460	57,497
Operating lease liabilities, current portion	44,019	19,929
Finance lease liabilities, current portion	4,210	3,766
Deferred revenue	683,873	213,000
Total current liabilities	1,786,164	1,269,400

Finance lease liabilities, non-current portion	7,685	10,235
Total liabilities	1,793,849	1,279,635

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 8,275,813 and 7,575,813 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8,276	7,576
Additional paid in capital	43,509,131	42,749,831
Accumulated other comprehensive loss	(237,163)	(336,115)
Accumulated deficit	(38,987,309)	(37,264,379)
Total Greenpro Capital Corp. stockholders’ equity	4,292,935	5,156,913
Noncontrolling interests in consolidated subsidiary	37,375	37,375

Total stockholders’ equity	4,330,310	5,194,288

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,124,159	$6,473,923

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

REVENUES:
Service revenue (including $12,639 and $108,485 of service revenue from related parties for the three months ended September 30, 2025 and 2024, respectively, and $45,992 and $347,570 of service revenue from related parties for the nine months ended September 30, 2025 and 2024, respectively)	$377,423	$521,765	$1,083,533	$1,498,187
Digital revenue	-	-	44,177	-
Rental revenue	15,805	17,934	45,365	61,085
Total revenue	393,228	539,699	1,173,075	1,559,272

COST OF REVENUES:
Cost of service revenue (including $6,120 and $534 of cost of revenue to related parties for the three months ended September 30, 2025 and 2024, respectively, and $14,640 and $4,586 of cost of revenue to related parties for the nine months ended September 30, 2025 and 2024, respectively)	(125,135)	(138,404)	(295,411)	(249,112)
Cost of digital revenue	-	-	(1)	-
Cost of rental revenue	(4,032)	(6,235)	(11,201)	(19,125)
Total cost of revenues	(129,167)	(144,639)	(306,613)	(268,237)

GROSS PROFIT	264,061	395,060	866,462	1,291,035

OPERATING EXPENSES:
General and administrative (including $37,711 and $39,365 of general and administrative expenses to related parties for the three months ended September 30, 2025 and 2024, respectively, and $98,210 and $122,127 of general and administrative expenses to related parties for the nine months ended September 30, 2025 and 2024, respectively)	(784,610)	(868,333)	(2,677,605)	(2,839,641)

LOSS FROM OPERATIONS	(520,549)	(473,273)	(1,811,143)	(1,548,606)

OTHER INCOME:
Other income (including $2,674 and $9,699 of other income from related parties for the three months ended September 30, 2025 and 2024, respectively, and $31,697 and $35,565 of other income from related parties for the nine months ended September 30, 2025 and 2024, respectively)	10,529	11,630	52,638	40,101
Interest income (including $1,408 and $1,363 of interest income from related party for the three months ended September 30, 2025 and 2024, respectively and $4,212 and $3,707 of interest income from related party for nine months ended September 30, 2025 and 2024, respectively)	2,408	3,979	7,085	16,828
Gain on disposal of investments (including $127,617 of related party investments for the three months ended September 30, 2024 and $39,800 and $324,917 of related party investments for the nine months ended September 30 2025 and 2024, respectively)	-	127,617	39,800	324,917
Reversal of impairment of investment (including $150 of related party investment for the nine months ended September 30, 2025)	-	-	150	-
Interest expense	(214)	(273)	(680)	(817)
Fair value gain (loss) on digital assets	1,426	-	(3,444)	-
Total other income	14,149	142,953	95,549	381,029

LOSS BEFORE INCOME TAX	(506,400)	(330,320)	(1,715,594)	(1,167,577)
Income tax expense	(6,826)	-	(7,336)	(1,406)
NET LOSS	(513,226)	(330,320)	(1,722,930)	(1,168,983)
Net loss attributable to non-controlling interest	-	-	-	10,543

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(513,226)	(330,320)	(1,722,930)	(1,158,440)
Other comprehensive income:
- Foreign currency translation gain	27,609	150,786	98,952	88,647
COMPREHENSIVE LOSS	$(485,617)	$(179,534)	$(1,623,978)	$(1,069,793)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.07)	$(0.04)	$(0.22)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	7,708,778	7,575,813	7,856,032	7,575,813

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In U.S. dollars, except share data)

(Unaudited)

	Three months ended September 30, 2025 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of June 30, 2025 (Unaudited)	8,275,813	$8,276	$43,509,131	$(264,772)	$(38,474,083)	$37,375	$4,815,927
Foreign currency translation	-	-	-	27,609	-	-	27,609
Net loss	-	-	-	-	(513,226)	-	(513,226)
Balance as of September 30, 2025 (Unaudited)	8,275,813	$8,276	$43,509,131	$(237,163)	$(38,987,309)	$37,375	$4,330,310

	Nine months ended September 30, 2025 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2024	7,575,813	$7,576	$42,749,831	$(336,115)	$(37,264,379)	$37,375	$5,194,288
Common Stock sold in private placements	700,000	700	759,300	-	-	-	760,000
Foreign currency translation	-	-	-	98,952	-	-	98,952
Net loss	-	-	-	-	(1,722,930)	-	(1,722,930)
Balance as of September 30, 2025 (Unaudited)	8,275,813	$8,276	$43,509,131	$(237,163)	$(38,987,309)	$37,375	$4,330,310

	Three months ended September 30, 2024 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of June 30, 2024 (Unaudited)	7,575,813	$7,576	$42,749,831	$(372,308)	$(37,377,215)	$37,375	$5,045,259
Foreign currency translation	-	-	-	150,786	-	-	150,786
Net loss	-	-	-	-	(330,320)	-	(330,320)
Balance as of September 30, 2024 (Unaudited)	7,575,813	$7,576	$42,749,831	$(221,522)	$(37,707,535)	$37,375	$4,865,725

	Nine months ended September 30, 2024 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2023	7,575,813	$7,576	$42,897,029	$(310,169)	$(36,549,095)	$291,298	$6,336,639
Acquisition of noncontrolling interest’s shares in a subsidiary	-	-	(147,198)	-	-	(243,380)	(390,578)
Foreign currency translation	-	-	-	88,647	-	-	88,647
Net loss	-	-	-	-	(1,158,440)	(10,543)	(1,168,983)
Balance as of September 30, 2024 (Unaudited)	7,575,813	$7,576	$42,749,831	$(221,522)	$(37,707,535)	$37,375	$4,865,725

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In U.S. dollars)

(Unaudited)

	Nine months ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(1,722,930)	$(1,168,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	103,167	109,621
Amortization of intangible assets	203	407
Amortization of operating lease right-of use assets	71,369	70,667
Amortization of finance lease right-of-use asset	4,610	4,321
Provision for credit losses	3,594	90,243
Fair value loss on digital assets	3,444	-
Gain on disposal of investments	(39,800)	(324,917)
Reversal of impairment of other investment-related party	(150)	-
Changes in operating assets and liabilities:
Accounts receivable	78,405	(25,282)
Prepaids and other current assets	21,100	190,523
Digital assets	(43,767)	-
Deferred costs of revenue	(19,717)	(13,046)
Accounts payable and accrued liabilities	(39,606)	(148,330)
Operating lease liabilities	(71,369)	(70,667)
Income tax payable	-	(292)
Deferred revenue	470,873	93,861
Net cash used in operating activities	(1,180,574)	(1,191,874)

Cash flows from investing activities:
Purchase of property and equipment	(1,299)	(5,095)
Proceeds from disposal of other investments	39,950	322,820
Proceeds from real estate held for sale	-	15,632
Purchase of other investments	-	(92)
Net cash provided by investing activities	38,651	333,265

Cash flows from financing activities:
Proceeds from shares issued for cash	760,000	-
Principal payment of finance lease liabilities	(2,901)	(2,539)
Advances from (to) related parties	18,679	(180,994)
Net cash provided by (used in) financing activities	775,778	(183,533)

Effect of exchange rate changes in cash and cash equivalents	16,715	(153,542)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(349,430)	(1,195,684)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,124,818	2,223,197

CASH AND CASH EQUIVALENTS, END OF PERIOD	$775,388	$1,027,513

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$6,466	$1,694
Cash paid for interest	$680	$817

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right-of-use assets and operating lease obligations by a lessee	$95,727	$-
Distribution of real estate held for sale to a non-controlling interest for acquisition of noncontrolling interest’s shares in a subsidiary and settlement of noncontrolling interest’s loan	$-	$678,085

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2025, and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The Condensed Consolidated Balance Sheet information as of December 31, 2024 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2025. These financial statements should be read in conjunction with that report.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2025, the Company incurred a net loss of $1,722,930 and net cash used in operations of $1,180,574, and as of September 30, 2025, the Company incurred an accumulated deficit of $38,987,309. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounts receivable at September 30, 2025 and December 31, 2024 are net of allowances for credit losses of $6,528 and $2,883, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected on September 30, 2025, and December 31, 2024:

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Balance at beginning of period/year	$2,883	$610,599
Charged of operating expenses	3,594	90,223
Write-off of accounts receivable	-	(557,622)
Recovery of accounts receivable	-	(39,000)
Adjustments for credit losses	51	(101,317)
Balance at end of period/year	$6,528	$2,883

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

On September 30, 2025, and December 31, 2024, cash included funds held by employees of $41,076 and $0, respectively, was to facilitate payment of expenses in local currencies or to facilitate third-party online payment platforms for which the Company had not set up a corporate account, such as WeChat Pay or Alipay.

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Cash and cash equivalents
Denominated in United States Dollar	$228,844	$184,156
Denominated in Hong Kong Dollar	249,087	338,772
Denominated in Chinese Renminbi	261,067	521,168
Denominated in Malaysian Ringgit	35,946	80,294
Denominated in Singapore Dollar	444	428
Cash and cash equivalents	$775,388	$1,124,818

Digital assets

In recent years, the SEC and U.S. state securities regulators have stated that certain digital assets or digital asset products may be classified as securities under U.S. federal and state securities laws, and in the case of the SEC, it has made public statements on this topic; however, these statements are not binding or definitive guidance. Several enforcement actions and regulatory proceedings have since been initiated against digital assets and digital asset products, as well as against trading platforms that support digital assets. The SEC has characterized several crypto assets, products, and services as securities in these regulatory proceedings and enforcement actions. The SEC has stated more recently that a crypto asset itself is not a security, but there is uncertainty and inconsistency in the courts that have grappled with the issue of whether or how certain crypto asset transactions could be deemed securities. Several foreign governments have also issued similar warnings, cautioning that digital assets may be deemed to be securities or other similarly regulated financial instruments under the laws of their jurisdictions.

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

For the year ended December 31, 2024, the Company followed ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill, which requires crypto assets that meet the definition of an indefinite-lived intangible asset to be recognized at cost and subsequently measured using the impairment model. That model only reflects decreases, but not increases, in the fair value of crypto asset holdings until sold. The Company considered the lowest price of the subject crypto asset quoted on the active exchange at any time since acquiring the specific crypto held by the Company in determining if an impairment has occurred.

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

The Company determines the fair value of its crypto assets on a recurring basis in accordance with ASC 820, Fair Value Measurements, based on quoted (unadjusted) prices on the exchange market. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally a decrease in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of the assets are impaired.

As of September 30, 2025, and December 31, 2024, the crypto assets held for operation under digital assets were $236,165 and $192,398, respectively (see Note 3).

Since the first quarter of 2025, the Company has adopted ASU 2023-08 (ASC 350-60) and recognized a fair value gain on digital assets of $1,426 and a fair value loss on digital assets of $3,444 for the three and nine months ended September 30, 2025, respectively (see Note 3). Other than these fair value changes, the adoption had no effect on our condensed consolidated financial statements based upon the nature of the Company’s current operations.

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

On September 30, 2025, the Company had a total of twenty (20) investments in equity securities without readily determinable fair values, all of which were related party investments with an aggregate value of $12,073, in which, eighteen (18) investments in equity securities without readily determinable fair values were fully impaired and with $nil value (see Note 4).

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2025	2024
Period-end MYR : US$1 exchange rate	4.21	4.13
Period-average MYR : US$1 exchange rate	4.32	4.60
Period-end RMB : US$1 exchange rate	7.12	7.02
Period-average RMB : US$1 exchange rate	7.21	7.18
Period-end HK$ : US$1 exchange rate	7.78	7.77
Period-average HK$ : US$1 exchange rate	7.80	7.81

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

Concentrations of risks

For the three months ended September 30, 2025, and 2024, two customers accounted for 28% (15% and 13%, respectively) and one customer accounted for 11% of revenues, respectively. For the nine months ended September 30, 2025, no customer accounted for 10% or more of revenues, while for the nine months ended September 30, 2024, one customer accounted for 10% of revenues.

Two customers accounted for 36% (25% and 11%, respectively), and one customer accounted for 85% of net accounts receivable as of September 30, 2025, and December 31, 2024, respectively.

For the three and nine months ended September 30, 2025, and 2024, no vendor accounted for 10% or more of the Company’s cost of revenues.

Two vendors accounted for 51% (40% and 11%, respectively), and two vendors accounted for 74% (53% and 21%, respectively) of accounts payable as of September 30, 2025, and December 31, 2024, respectively.

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

Revenue from trading of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets. Generally, the Company’s sales of real estate properties are considered as a sale of a non-financial asset. Under ASC 610-20, the Company de-recognizes its assets and recognizes a gain or loss on the sale of real estate when control of the underlying asset transfers to the buyer.

During the three and nine months ended September 30, 2025, and 2024, no real estate property was sold.

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

Cost of real estate property sold primarily consists of the purchase price of the property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory - non-listing services	$272,401	$445,965
Corporate advisory - listing services	105,022	75,800
Provision of a digital platform and trading of digital assets	-	-
Rental of real estate properties	15,805	17,934
Total revenue	$393,228	$539,699

	Three Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$240,136	$340,643
Malaysia	48,241	136,721
China	104,851	62,335
Total revenue	$393,228	$539,699

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory - non-listing services	$850,040	$1,276,687
Corporate advisory - listing services	233,493	221,500
Provision of a digital platform and trading of digital assets	44,177	-
Rental of real estate properties	45,365	61,085
Total revenue	$1,173,075	$1,559,272

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$725,519	$984,354
Malaysia	211,597	395,865
China	235,959	179,053
Total revenue	$1,173,075	$1,559,272

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

As of September 30, 2025, and December 31, 2024, deferred costs of revenue or deferred revenue are classified as current assets or current liabilities, respectively:

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Current assets
Deferred costs of revenue	$58,099	$38,382

Current liabilities
Deferred revenue	$683,873	$213,000

Changes in deferred revenue during the nine months ended September 30, 2025 are as follows:

Nine Months Ended September 30, 2025
(Unaudited)
Deferred revenue, January 1, 2025	$213,000
New contract liabilities	704,366
Performance obligations satisfied	(233,493)
Deferred revenue, September 30, 2025	$683,873

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

As of September 30, 2025, the details of digital assets we held are as follows:

Ticker Symbol	Digital Assets	Number of Tokens (1)	Value per Token (1)	Total Value (2)
2UT	Brighsun 2UT	8,451.810	$2.336	$19,747
BCH	Bitcoin Cash	0.022	559.910	12
BTC	Bitcoin	0.033	114,024.000	3,743
ETH	Ethereum	0.824	4,144.230	3,414
USDT	Tether	208,983.941	1.000	208,984
XRP	Ripple	93.363	2.840	265
				$236,165

(1)	Number of tokens and value per token were displayed up to 3 decimal places, respectively.
(2)	Total value was rounded to the nearest dollar.

As of December 31, 2024, the details of digital assets we held are as follows:

Ticker Symbol	Digital Assets	Number of Tokens (1)	Value per Token (1)	Total Value (2)
2UT	Brighsun 2UT	2,127.949	$4.451	$9,471
BCH	Bitcoin Cash	0.022	234.360	5
BTC	Bitcoin	0.004	85,045.455	318
ETH	Ethereum	0.815	3,285.560	2,677
USDT	Tether	179,933.792	1.000	179,885
XRP	Ripple	82.017	0.513	42
				$192,398

(1)	Number of tokens and value per token were displayed up to 3 decimal places, respectively.
(2)	Total value was rounded to the nearest dollar.

The following table sets forth a summary of the changes in the estimated fair value of our digital assets during the period ended September 30, 2025 and the year ended December 31, 2024, respectively:

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Fair value at beginning of period / year	$192,398	$-
Additions during the period / year	47,211	192,398
Change in fair value during the period	(3,444)	-
Fair value at end of period / year	$236,165	$192,398

The estimated fair value of our digital assets was $236,165 and $192,398 as of September 30, 2025, and December 31, 2024, respectively.

For the three and nine months ended September 30, 2025, we recognized a fair value gain on digital assets of $1,426 and a fair value loss on digital assets of $3,444, respectively.

During 2024, we issued 4,000,000 tokens of our digital assets, GX Token, in exchange for 5,000,000 tokens of Dignity Token, an asset-backed crypto security token (“DiGau”). As of December 31, 2024, for the token exchange, DiGau was not recognized in our consolidated balance sheet, as the transaction did not meet the criteria for asset recognition.

As of the date of this report, we have not yet determined the value of DiGau and are still evaluating the fair value due to a lack of observable market transactions and price information. As a result, the transaction was not disclosed in our condensed consolidated financial statements for the period ended September 30, 2025.

NOTE 4 - OTHER INVESTMENTS

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Investments in equity securities without readily determinable fair values of affiliates:
(1) Greenpro Trust Limited (a related party)	$11,981	$11,981
(2) Other related parties	92	92
Total	$12,073	$12,073

Investments in equity securities without readily determinable fair values of affiliates (related parties):

Equity securities without readily determinable fair values are investments in privately held companies without readily determinable market values. The Company adopted the guidance of ASC 321, Investments - Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of same issuer (the “Measurement Alternative”). The fair value of equity securities without readily determinable fair values that have been remeasured due to impairments is classified within Level 3. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired.

For the three and nine months ended September 30, 2025, the Company recognized a reversal of impairment of investment of $0 and $150, respectively.

For the three and nine months ended September 30, 2024, the Company did not recognize any impairment or reversal of impairment of investment.

During the year ended December 31, 2024, the Company recognized an impairment of $87,425 for eight of its total investments in equity securities without readily determinable fair values.

In addition, the Company recorded its equity securities without readily determinable fair values at cost. For these cost method investments, we recorded them as other investments in our condensed consolidated balance sheets. We reviewed all our cost-method investments quarterly to determine if impairment indicators were present; however, we were not required to determine the fair value of these investments unless impairment indicators existed. When impairment indicators exist, we generally adopt the valuation methods allowed under ASC 820 (Fair Value Measurement) to evaluate the fair values of our cost-method investments, which approximated or exceeded their carrying values as of September 30, 2025. Our cost-method investments had a carrying value of $12,073 as of September 30, 2025.

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

On January 24, 2025, GVCL sold all 1,500,000 shares of Jocom’s common stock to an unrelated party, Chu, Hon Pong, at a price of $39,950. As a result, GVCL recognized a gain on disposal of other investment of $39,800 and a reversal of impairment of investment of $150 for the nine months ended September 30, 2025.

The Company had cost-method investments without readily determinable fair values with a carrying value of $12,073 as of September 30, 2025, and December 31, 2024, respectively.

On September 30, 2025, and December 31, 2024, the carrying values of equity securities without readily determinable fair values are as follows:

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Original cost
Balance, beginning of period / year	$8,331,139	$8,331,964
Additions during the year	-	92
Disposals during the year	-	(700)
Disposal of impaired investment during the period / year	(150)	(217)
Balance, end of period / year	8,330,989	8,331,139

Accumulated impairment
Balance, beginning of period / year	(8,319,066)	(8,231,858)
Impairment during the year	-	(87,425)
Disposal of impaired investment during the period / year	150	217
Balance, end of period / year	(8,318,916)	(8,319,066)

Net carrying values of equity securities without readily determinable fair values	$12,073	$12,073

Accumulated impairment of other investments

As of September 30, 2025, and December 31, 2024, the accumulated impairment loss of other investments was $8,318,916 and $8,319,066, respectively.

NOTE 5 - LEASES

As of September 30, 2025, the Company has extended an operating lease agreement for one office space in Hong Kong, with a cancellable term of one year commencing from March 15, 2025, to March 14, 2026, after a non-cancellable term of two years expired on March 14, 2025, and has a finance lease for a motor vehicle in Malaysia, with a term of five years, respectively. Other than these leases, the Company does not have any other leases over the term of one year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to operating leases and finance leases for the periods are as follows:

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Lease costs
Operating lease costs:
Rental expenses (1)	$73,236	$73,165
Other rental expenses (2)	11,632	12,313
	84,868	85,478
Finance lease costs:
Interest expenses	$680	$817
	680	817
Total lease costs	$85,548	$86,295

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Rental payment - operating leases	$73,236	$73,165
Interest repayment - finance leases	680	817
Principal repayment - finance leases	2,901	2,539
Total cash paid	$76,817	$76,521
Non-cash activity:
Balance payment of ROU asset by finance lease liabilities	$11,895	$16,151
Weighted average remaining lease term (in years):
Operating leases	0.45	0.45
Finance leases	2.67	3.67
Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	6.9%	6.9%

(1)	Rental expenses include amortization of $71,369 and $70,667 and interest expenses of $1,867 and $2,498 during the nine months ended September 30, 2025, and 2024, respectively.

(2)	Other rental expenses represent those rental expenses for leases with a lease term within one year, and government rent and rates related to the leases.

The supplemental balance-sheet information related to leases for the periods is as follows:

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Assets
Long-term operating lease ROU assets, net (1)	$44,019	$19,929
Long-term finance lease ROU asset, net (2)	16,803	20,272
Total ROU assets	$60,822	$40,201

Liabilities
Current portion of operating lease liabilities	$44,019	$19,929
Current portion of finance lease liabilities	4,210	3,766
Total current lease liabilities	48,229	23,695

Long-term finance lease liabilities	7,685	10,235
Total long-term lease liabilities	7,685	10,235
Total lease liabilities	$55,914	$33,930

(1)	Operating lease ROU assets are measured at cost of $447,527 and $351,829, net of accumulated amortization of $403,508 and $331,900 as of September 30, 2025, and December 31, 2024, respectively.

(2)	Finance lease ROU assets are measured at cost of $28,898, net of accumulated amortization of $12,095 and $8,626 as of September 30, 2025, and December 31, 2024, respectively.

Maturities of the Company’s lease liabilities as of September 30, 2025, are as follows:

	Operating leases	Finance leases
	(Unaudited)	(Unaudited)
Year ending December 31,
2025 (remaining 3 months)	24,483	1,224
2026	20,007	4,895
2027	-	4,895
2028	-	2,035
Total future minimum lease payments	44,490	13,049
Less: Imputed interest/present value discount	(471)	(1,154)
Present value of lease liabilities	$44,019	$11,895

Lease obligations
Current lease obligations	$44,019	$4,210
Long-term lease obligations	-	7,685
Total lease obligations	$44,019	$11,895

For the three months ended September 30, 2025, total lease costs were $28,562, including operating lease costs of $28,348 and finance lease costs of $214. For the three months ended September 30, 2024, total lease costs were $28,871, including operating lease costs of $28,598 and finance lease costs of $273.

For the nine months ended September 30, 2025, total lease costs were $85,548, including operating lease costs of $84,868 and finance lease costs of $680. For the nine months ended September 30, 2024, total lease costs were $86,295, including operating lease costs of $85,478 and finance lease costs of $817.

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

For the period ended September 30, 2025, the Company in the aggregate issued 700,000 shares of its Common Stock, for total proceeds of $760,000. The proceeds aim to fund the expansion of the Company’s operations.

Set forth below is a listing of the June 2025 sale of shares of Common Stock:

Name	Number of Shares
Poon Tsz Yu	50,000
Tan Lee Sha	125,000
Chui Sang Derek	50,000
Ho Tak Leung	20,000
Good Girl Environmental Plant Research Center Limited (1)	455,000
Total	700,000

(1)	The Company issued 255,000 shares of its Common Stock at $1 per share and 200,000 shares of its Common Stock at $1.3 per share to Good Girl Environmental Plant Research Center Limited on June 10 and June 23, 2025, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts receivable from related parties:	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Accounts receivable, net - related parties
- Related party A (net of allowance of $7 as of September 30, 2025)	$142	$-
- Related party B (net of allowance of $4 as of September 30, 2025)	77	-
- Related party K (net of allowance of $2 as of December 31, 2024)	-	41
Total	$219	$41

Due from related parties:	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Due from related parties
- Related party B	$178,117	$180,207
- Related party D	816,974	772,620
- Related party G	1,377	1,357
Total	$996,468	$954,184

The amounts due from related parties are interest-free, unsecured, and have no fixed terms of repayment.

Due to related parties:	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Due to related parties
- Related party A	$107,140	$23,218
- Related party B	7,615	11,944
- Related party G	498	-
- Related party K	3,207	22,335
Total	$118,460	$57,497

The amounts due to related parties are interest-free, unsecured, and repayable on demand.

Deferred costs of revenue to related parties:	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

Deferred costs of revenue to related parties
- Related party A	$2,500	$7,500
- Related party F	3,750	11,250
Total	$6,250	$18,750

Investments in a related party:	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

Investments in related party
- Related party B	$12,073	$12,073

	For the nine months ended September 30,
Income from or expenses to related parties:	2025	2024
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$3,027	$5,748
- Related party B	42,325	291,679
- Related party D	-	26,150
- Related party E	-	1,356
- Related party G	640	22,629
- Related party K	-	8
Total	$45,992	$347,570

Cost of revenues to related parties
- Related party A	$7,140	$4,586
- Related party F	7,500	-
Total	$14,640	$4,586

General and administrative expenses to related parties
- Related party A	$13,455	$40,293
- Related party D	63,947	59,886
- Related party I	10,428	10,426
- Related party K	10,380	11,522
Total	$98,210	$122,127

Other income from related parties
- Related party B	$23,624	$26,578
- Related party D	8,073	8,987
Total	$31,697	$35,565

Interest income from a related party
- Related party B	$4,212	$3,707

Gain on disposal of related party investments
- Related party B	$39,800	324,917

Reversal of impairment of a related party investment:
- Related party B	$150	$-

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

Service business

The changes in the performance results for the nine months ended September 30, 2025, and 2024 by reportable segment / business unit are as follows:

	For the nine months ended September 30,		Change
	2025	2024	$	%
Revenues from external customers	$1,037,541	$1,150,617	(113,076)	(10)%
Revenues from related parties	45,992	347,570	(301,578)	(87)%
Cost of revenues	(295,411)	(249,112)	(46,299)	19%
General and administrative expenses	(2,387,420)	(2,804,343)	416,923	(15)%
Loss from operations	$(1,599,298)	$(1,555,268)	(44,030)	3%

The changes in equity-method investments, total assets, and capital expenditures for long-lives assets for the period ended September 30, 2025, and 2024 by reportable segment / business unit are as follows:

	As of and for the nine months ended September 30,		Change
	2025	2024	$	%
Investments in equity-method investees	$12,073	$99,598	(87,525)	(88)%

Total assets	$4,392,248	$5,739,419	(1,347,171)	(23)%

Expenditures for additions to long-lived assets	$1,299	$5,095	(3,796)	(75)%

Digital business

The changes in the performance results for the nine months ended September 30, 2025, and 2024 by reportable segment / business unit are as follows:

	For the nine months ended September 30,		Change
	2025	2024	$	%
Revenues from external customers	$44,177	$-	44,177	-%
Revenues from related parties	-	-	-	-%
Cost of revenues	(1)	-	(1)	-%
General and administrative expenses	(281,408)	-	(281,408)	-%
Loss from operations	$(237,232)	$-	(237,232)	-%

The changes in equity-method investments, total assets, and capital expenditures for long-lives assets for the period ended September 30, 2025, and 2024 by reportable segment / business unit are as follows:

	As of and for the nine months ended September 30,		Change
	2025	2024	$	%
Investments in equity-method investees	$-	$-	-	-%

Total assets	$735,431	$-	735,431	-%

Expenditures for additions to long-lived assets	$-	$-	-	-%

Real estate business

The changes in the performance results for the nine months ended September 30, 2025, and 2024 by reportable segment / business unit are as follows:

	For the nine months ended September 30,		Change
	2025	2024	$	%
Revenues from external customers	$45,365	$61,085	(15,720)	(26)%
Revenues from related parties	-	-	-	-%
Cost of revenues	(11,201)	(19,125)	7,924	(41)%
General and administrative expenses	(8,777)	(35,298)	26,521	(75)%
Income from operations	$25,387	$6,662	18,725	281%

The changes in equity-method investments, total assets, and capital expenditures for long-lives assets for the period ended September 30, 2025, and 2024 by reportable segment / business unit are as follows:

	As of and for the nine months ended September 30,		Change
	2025	2024	$	%
Investments in equity-method investees	$-	$-	-	-%

Total assets	$996,480	$996,671	(191)	-%

Expenditures for additions to long-lived assets	$-	$-	-	-%

(b) By Geography

The Company principally operates in three regions, including Hong Kong, Malaysia and China.

The distribution of revenues and significant expenses for the nine months ended September 30, 2025 by region is as follows:

	For the nine months ended September 30, 2025
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$704,843	$186,281	$235,959	$1,127,083
Revenues from related parties	20,676	25,316	-	45,992
Cost of revenues	(148,459)	(93,111)	(65,043)	(306,613)
Advertising and marketing expenses	(77,162)	-	(19,752)	(96,914)
Audit, legal and other professional fees	(218,598)	(14,709)	(17,504)	(250,811)
Consulting fees	(51,455)	(92,932)	-	(144,387)
Depreciation and amortization	(76,528)	(26,020)	(76,801)	(179,349)
Directors’ salaries and compensation	(500,465)	-	-	(500,465)
Staff costs including salaries and allowances, pensions, and other benefits	(641,772)	(188,482)	(284,873)	(1,115,127)
IT and computer expenses	(7,404)	(103,095)	(2,023)	(112,522)
Other general and administrative expenses	(156,037)	(96,730)	(25,263)	(278,030)
Loss from operations	$(1,152,361)	$(403,482)	$(255,300)	$(1,811,143)

The distribution of investments in equity-method investees and total assets as of September 30, 2025, and expenditures for long-lived assets for the nine months ended September 30, 2025, respectively, by region is as follows:

	As of and for the nine months ended September 30, 2025
	Hong Kong	Malaysia	China	Total

Investments in equity-method investments	$12,073	$-	$-	$12,073

Total assets	$2,563,509	$1,327,844	$2,232,806	$6,124,159

Expenditures for additions to long-lived assets	$-	$-	$1,299	$1,299

The distribution of revenues and significant expenses for the nine months ended September 30, 2024, by region is as follows:

	For the nine months ended September 30, 2024
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$707,954	$324,695	$179,053	$1,211,702
Revenues from related parties	276,400	71,170	-	347,570
Cost of revenues	(43,144)	(171,734)	(53,359)	(268,237)
Advertising and marketing expenses	(98,749)	(76,209)	(19,096)	(194,054)
Audit, legal and other professional fees	(212,979)	(10,038)	-	(223,017)
Consulting fees	(9,390)	(109,449)	-	(118,839)
Depreciation and amortization	(76,133)	(30,560)	(78,323)	(185,016)
Directors’ salaries and compensation	(503,611)	-	-	(503,611)
Staff costs including salaries and allowances, pensions, and other benefits	(635,634)	(220,061)	(277,589)	(1,133,284)
IT and computer expenses	(8,356)	(124,666)	(3,684)	(136,706)
Other general and administrative expenses	(222,993)	(94,026)	(28,095)	(345,114)
Loss from operations	$(826,635)	$(440,878)	$(281,093)	$(1,548,606)

The distribution of investments in equity-method investees and total assets as of September 30, 2024, and expenditures for long-lived assets for the nine months ended September 30, 2024, respectively, by region is as follows:

	As of and for the nine months ended September 30, 2024
	Hong Kong	Malaysia	China	Total

Investments in equity-method investments	$99,598	$-	$-	$99,598

Total assets	$2,811,542	$1,458,644	$2,465,904	$6,736,090

Expenditures for additions to long-lived assets	$-	$4,400	$695	$5,095

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

Results of Operations

During the three and nine months ended September 30, 2025, and 2024, we operated in three regions: Hong Kong, China and Malaysia. We derived revenues from the provision of business services, digital platform services and trading of digital assets, and leasing or trading of our commercial properties, respectively.

Comparison of the three months ended September 30, 2025, and 2024

Total revenue

Total revenue was $393,228 and $539,699 for the three months ended September 30, 2025, and 2024, respectively. The decreased amount of $146,471 was primarily due to a decrease in service business revenue. We expect revenue from our service business to steadily improve in the following months.

Service business revenue

Revenue from the provision of business services was $377,423 and $521,765 for the three months ended September 30, 2025, and 2024, respectively. It was derived principally from the provision of business consulting and advisory services, as well as company secretarial, accounting, and financial analysis services. We experienced a decrease in service business revenue as fewer non-listing advisory services were rendered during the three months ended September 30, 2025, as compared to the same period in 2024.

Digital revenue

There was no revenue generated from the digital platform and trading for the three months ended September 30, 2025, and 2024, respectively.

Real estate business

Rental revenue

Revenue from rentals was $15,805 and $17,934 for the three months ended September 30, 2025, and 2024, respectively. It was derived from the leasing properties in Malaysia and Hong Kong. We expect our rental income to be stable.

Sale of properties

There was no revenue generated from the sale of real estate properties for the three months ended September 30, 2025, and 2024, respectively.

Total operating costs and expenses

Total operating costs and expenses were $913,777 and $1,012,972 for the three months ended September 30, 2025, and 2024, respectively. They consist of cost-of-service revenue, cost of digital revenue, cost of rental revenue and general and administrative (“G&A”) expenses. The Company incurred G&A expenses of $784,610 and $868,333 for the three months ended September 30, 2025, and 2024, respectively.

Loss from operations for the three months ended September 30, 2025, and 2024 was $520,549 and $473,273, respectively.

Cost of service business revenue

Cost of revenue on the provision of services was $125,135 and $138,404 for the three months ended September 30, 2025, and 2024, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees directly attributable to costs related to the services rendered.

The decrease in cost-of-service business revenue was mainly due to a decrease in other professional fees directly attributable to the provision of services for the three months ended September 30, 2025.

Cost of digital revenue

There was no cost of revenue incurred for the provision of digital platform services and trading of digital assets for the three months ended September 30, 2025, and 2024, respectively.

Cost of rental revenue

Cost of rental revenue was $4,032 and $6,235 for the three months ended September 30, 2025, and 2024, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants. A decrease in the cost of rental revenue was mainly due to 40% of our Hong Kong subsidiary’s real estate properties being distributed to its non-controlling interest in April 2024. As a result, fewer property units were available for leasing and lower costs were incurred.

Cost of real estate properties sold

During the three months ended September 30, 2025, and 2024, no real estate property was sold, and hence no cost was incurred.

General and administrative expenses

General and administrative (“G&A”) expenses were $784,610 and $868,333 for the three months ended September 30, 2025, and 2024, respectively. For the three months ended September 30, 2025, G&A expenses primarily consisted of staff costs of $350,679, directors’ salaries and compensation of $166,650, advertising and marketing expenses of $30,330, consulting fees of $43,322, computer and IT expenses of $4,495, legal service fees of $19,832, other professional fees of $38,891 and operating lease costs of $28,348. For the three months ended September 30, 2024, G&A expenses primarily consisted of staff costs of $382,873, directors’ salaries and compensation of $167,032, advertising and marketing expenses of $75,133, consulting fees of $4,166, computer and IT expenses of $49,949, legal service fees of $33,760, other professional fees of $59,704 and operating lease costs of $28,598. The decreased G&A expense of $83,723 was mainly derived from the decrease in staff costs of $32,194, advertising and marketing expenses of $44,803, and computer and IT expenses of $45,454, offset by the increase in consulting fees of $39,156 during the same period in 2025. We expect our G&A expenses to slightly increase as we are developing our digital platform business through our Labuan subsidiary, Green-X Corp., and the digital banking businesses through Global Business Hub Limited, another Labuan subsidiary, which was acquired in 2024.

Other income

Net other income was $14,149 and $142,953 for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025, net other income mainly consisted of related party other income of $2,674, interest income of $2,408 and fair value gain on digital assets of $1,426. For the three months ended September 30, 2024, net other income mainly consisted of related party other income of $9,699, gain on disposal of investment of $127,617 and interest income of $3,979.

Net loss

Net loss was $513,226 and $330,320 for the three months ended September 30, 2025, and 2024, respectively. The increase in net loss was mainly due to a decrease in service business revenue for the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2025, and 2024

Total revenue

Total revenue was $1,173,075 and $1,559,272 for the nine months ended September 30, 2025, and 2024, respectively. The decrease of $386,197 was primarily due to a decrease in service business revenue. We expect revenue from our service business to recover slightly as we are exploring new markets.

Service business revenue

Revenue from the provision of business services was $1,083,533 and $1,498,187 for the nine months ended September 30, 2025, and 2024, respectively. It was derived principally from the provision of business consulting and advisory services, as well as company secretarial, accounting, and financial analysis services. We experienced a decrease in service business revenue as fewer non-listing advisory services were rendered during the same period in 2025.

Digital revenue

Revenue from the digital platform and trading was $44,177 and $0 for the nine months ended September 30, 2025, and 2024, respectively. It was derived from the trading of digital assets of $43,425 and the sale of our digital assets, GX Token, of $752 during the nine months ended September 30, 2025.

Real estate business

Rental revenue

Revenue from rentals was $45,365 and $61,085 for the nine months ended September 30, 2025, and 2024, respectively. It was derived from the leasing properties in Malaysia and Hong Kong. We expect our rental income to be stable.

Sale of properties

There was no revenue generated from the sale of real estate properties for the nine months ended September 30, 2025, and 2024, respectively.

Total operating costs and expenses

Total operating costs and expenses were $2,984,218 and $3,107,878 for the nine months ended September 30, 2025, and 2024, respectively. They consist of cost-of-service revenue, cost of digital revenue, cost of rental revenue and general and administrative (“G&A”) expenses. The Company incurred $2,677,605 and $2,839,641 of G&A expenses for the nine months ended September 30, 2025, and 2024, respectively.

Loss from operations for the nine months ended September 30, 2025, and 2024 was $1,811,143 and $1,548,606, respectively. An increase in the loss from operations was mainly due to a decrease in service business revenue of $414,654, offset by a decrease in G&A of $162,036 for the nine months ended September 30, 2025.

Cost of service business revenue

Cost of revenue from the provision of services was $295,411 and $249,112 for the nine months ended September 30, 2025, and 2024, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees, directly attributable to costs related to the services rendered.

The increase in the cost-of-service business revenue was mainly due to an increase in other professional fees directly attributable to the provision of services for the nine months ended September 30, 2025.

Cost of digital revenue

Cost of revenue for the provision of digital platform services and trading of digital assets was $1 and $0 for the nine months ended September 30, 2025, and 2024, respectively. It primarily consists of the cost of technical advisory and IT support to blockchain-based services, directly attributable to the cost of digital platforms and digital assets.

Cost of rental revenue

Cost of rental revenue was $11,201 and $19,125 for the nine months ended September 30, 2025, and 2024, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants. A decrease in the cost of rental revenue was mainly due to 40% of our Hong Kong subsidiary’s real estate properties being distributed to its non-controlling interest in April 2024. As a result, fewer property units were available for leasing and lower costs were incurred.

Cost of real estate properties sold

During the nine months ended September 30, 2025, and 2024, no real estate property was sold, and hence no cost was incurred.

General and administrative expenses

G&A expenses were $2,677,605 and $2,839,641 for the nine months ended September 30, 2025, and 2024, respectively. For the nine months ended September 30, 2025, G&A expenses consisted primarily of staff costs of $1,115,127, directors’ salaries and compensation of $500,465, advertising and marketing expenses of $96,914, consulting fees of $144,387, computer and IT expenses of $112,522, legal service fees of $113,350, other professional fees of $137,461, provision for credit losses of $3,594 and operating lease costs of $84,868. For the nine months ended September 30, 2024, G&A expenses consisted primarily of staff costs of $1,133,284, directors’ salaries and compensation of $503,611, advertising and marketing expenses of $194,054, consulting fees of $118,839, computer and IT expenses of $136,706, legal service fees of $119,176, other professional fees of $103,841, provision for credit losses of $90,243 and operating lease costs of $85,478. The decreased G&A expense of $162,036 was mainly derived from the decrease in advertising and marketing expenses of $97,140 and provision for credit losses of $86,649, offset by an increase in other professional fees of $33,620 during the same period in 2025. We expect our G&A expenses to slightly increase as we are developing our digital platform business through our Labuan subsidiary, Green-X Corp., and the digital banking businesses through Global Business Hub Limited, another Labuan subsidiary, which was acquired in 2024.

Other income

Net other income was $95,549 and $381,029 for the nine months ended September 30, 2025, and 2024, respectively. For the nine months ended September 30, 2025, net other income mainly consisted of related party other income of $31,697, gain on disposal of investment of $39,800 and interest income of $7,085. For the nine months ended September 30, 2024, net other income mainly consisted of related party other income of $35,565, gain on disposal of investments of $324,917 and interest income of $16,828.

Net loss

Net loss was $1,722,930 and $1,168,983 for the nine months ended September 30, 2025, and 2024, respectively. The increase in net loss was mainly due to a decrease in service business revenue and gains on disposal of investments.

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

On April 15, 2024, the Company acquired the remaining 40% shares of FWIL from the NCI by the distribution of 40% of FWIL’s real estate properties for consideration of its acquisition and settlement of a loan from the NCI (the “Acquisition”).

After the Acquisition, FWIL becomes the wholly owned subsidiary of the Company, and hence no profit or loss was attributable to the NCI thereafter.

The Company recorded a net loss attributable to the NCI of $10,543 for the nine months ended September 30, 2024.

There were no seasonal aspects that had a material effect on the financial condition or the results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2025 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2025.

Contractual Obligations

As of September 30, 2025, one of our subsidiaries has an operating lease agreement for one office space in Hong Kong with a non-cancellable term of two years from March 15, 2023, to March 14, 2025, and a cancellable term of one year from March 15, 2025, to March 14, 2026.

On September 30, 2025, the future minimum rental payments under this lease in the aggregate are approximately $44,490 and are due as follows: 2025: $24,483 and 2026: $20,007, respectively.

In June 2023, one of our subsidiaries in Malaysia purchased a motor vehicle, and the majority amount of the purchase, $18,957, was funded by Maybank Islamic under a finance lease agreement with a term of five years commencing from June 3, 2023, to June 2, 2028. As of September 30, 2025, the future minimum lease payments under this lease in the aggregate are approximately $13,049 and are due as follows: 2025: $1,224; 2026: $4,895; and 2027 and thereafter: $6,930.

Related Party Transactions

For the nine months ended September 30, 2025, and 2024, related party service revenue totaled $45,992 and $347,570, respectively.

For the nine months ended September 30, 2025, related party service revenue principally includes service revenue generated from SEATech Ventures Corp. (“SEATech”) of $13,123 and Greenpro Trust Limited (“GTL”) of $11,639, representing approximately 54% of the related party service revenue and 2% of the service revenue for the nine months ended September 30, 2025.

For the nine months ended September 30, 2024, related party service revenue principally includes service revenue generated from Celmonze Wellness Corporation (“Celmonze”) of $149,030 and REBLOOD Biotech Corp. (“REBLOOD”) of $63,632, representing approximately 61% of related party service revenue and 14% of service revenue for the nine months ended September 30, 2024, respectively.

For the nine months ended September 30, 2025, and 2024, cost of service revenue to related parties was $14,640 and $4,586, respectively.

For the nine months ended September 30, 2025, related party cost of service revenue includes cost of services paid to Falcon Management Limited (“FML”) of $5,000, Falcon Consulting Limited (“FCL”) of $2,140, and Loke Yu (“Jimmy”) of $7,500, respectively. FML is wholly owned by our Chief Financial Officer, Loke, Che Chan Gilbert (“Mr. Loke”), FCL is wholly owned by Mr. Loke’s spouse, and Jimmy is Mr. Loke’s brother.

For the nine months ended September 30, 2024, related party cost of service revenue includes cost of revenue paid to FML of $2,555 and FCL of $2,031, respectively.

For the nine months ended September 30, 2025, and 2024, related party G&A expenses totaled $98,210 and $122,127, respectively.

For the nine months ended September 30, 2025, related party G&A expenses included consulting fees paid to Ms. Yap, Pei Ling (“Ms. Yap”), spouse of our Chief Executive Officer, Mr. Lee, Chong Kuang, of $10,380, Ms. Yap’s wholly owned company, Bright Interlink Sdn. Bhd. (“BISB”), of $10,428 and FML of $13,455, and management fees paid to Greenpro Global Capital Village Sdn. Bhd. (“GGCVSB”) of $63,947, a Malaysian company jointly owned by Mr. Lee and Mr. Loke.

For the nine months ended September 30, 2024, related party G&A expenses included consulting fees paid to Ms. Yap of $11,522, BISB of $10,426 and FCL of $40,293, and management fees paid to GGCVSB of $59,886.

For the nine months ended September 30, 2025, and 2024, related party other income was $31,697 and $35,565, respectively.

For the nine months ended September 30, 2025, related party other income includes other income generated from Acorn Finance Limited (“Acorn”) of $8,073 and GTL of $23,624, respectively.

For the nine months ended September 30, 2024, related party other income includes other income generated from Acorn of $8,987, GTL of $26,524, and SEATech Ventures Corp. (“SEATech”) of $54.

For the nine months ended September 30, 2025, and 2024, related party interest income was $4,212 and $3,707, respectively.

For the nine months ended September 30, 2025, related party interest income includes interest income generated from GTL of $849 and GTL’s subsidiary, Greenpro Custodian Service Limited (“GCSL”), of $3,363, respectively.

For the nine months ended September 30, 2024, related party interest income includes interest income generated from GTL of $720 and GCSL of $2,987.

For the nine months ended September 30, 2025, and 2024, gain on disposal of related party investments was $39,800 and $324,917, respectively.

For the nine months ended September 30, 2025, gain on disposal of related party investment generated from the sale of common stock of Jocom Holdings Corp. (“Jocom”) of $39,800.

For the nine months ended September 30, 2024, gain on disposal of related party investments includes the sale of common stock of Agape ATP Corporation (“Agape”) of $307,597 and MU Global Holding Limited (“MUGH”) of $17,320.

A reversal of impairment of related party investment represents the reversal of impairment of Jocom of $150 for the nine months ended September 30, 2025.

Net accounts receivable from related parties was $219 and $41 as of September 30, 2025, and December 31, 2024, respectively.

As of September 30, 2025, the net accounts receivable from related parties was due from Mr. Loke’s wholly owned company, Falcon Certified Public Accountants Limited (“FCPA”), of $142 and GTL of $77.

As of December 31, 2024, the net accounts receivable from a related party was due from Mr. Loke of $41.

Amounts due from related parties were $996,468 and $954,184 as of September 30, 2025, and December 31, 2024, respectively. Amounts due to related parties were $118,460 and $57,497 as of September 30, 2025, and December 31, 2024, respectively.

As of September 30, 2025, amounts due from related parties mainly include amounts due from GGCVSB of $816,667, First Bullion Holdings Inc. (“FBHI”) of $90,000 and GTL of $88,116, while the amounts due to related parties mainly include FCPA of $106,445.

As of December 31, 2024, amounts due from related parties mainly include amounts due from GGCVSB of $772,311, GTL of $90,207 and FBHI of $90,000, while the amounts due to related parties mainly include FCPA of $22,820 and Mr. Lee of $20,677, respectively.

Deferred costs of revenue to related parties were $6,250 and $18,750 as of September 30, 2025, and December 31, 2024, respectively.

As of September 30, 2025, deferred costs of revenue to related parties were $2,500 and $3,750 associated with FML and Jimmy, respectively.

As of December 31, 2024, deferred costs of revenue to related parties were $7,500 and $11,250 associated with FML and Jimmy, respectively.

As of September 30, 2025, and December 31, 2024, other investments in a related party were $12,073.

As of September 30, 2025, and December 31, 2024, related party investments mainly include an investment in GTL of $11,981.

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

The Company’s revenue consists of revenue from providing business consulting and corporate advisory services (“service revenue”), revenue from the provision of digital platforms and trading of digital assets (“digital revenue”), revenue from the rental of real estate properties, and the sale of real estate properties (“real estate revenue”).

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

Liquidity and Capital Resources

Our cash balance on September 30, 2025, was $775,388, as compared to $1,124,818 on December 31, 2024, a decrease of $349,430. We estimate we may have sufficient cash available to meet our anticipated working capital for the next twelve months upon improving its profitability and the continuing financial support from its major shareholders.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2025, the Company incurred a net loss of $1,722,930 and net cash used in operations of $1,180,574, and as of September 30, 2025, the Company incurred an accumulated deficit of $38,987,309. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $1,180,574 and $1,191,874 for the nine months ended September 30, 2025, and 2024, respectively. The net cash used in operating activities in 2025 primarily consisted of an increase in digital assets of $43,767 and a net loss of $1,722,930, offset by a decrease in net accounts receivable of $78,405, a decrease in prepaids and other current assets of $21,100 and an increase in deferred revenue of $470,873. For the nine months ended September 30, 2025, non-cash adjustments totaled $146,437, which was primarily comprised of non-cash expenses from depreciation and amortization of $179,349, offset by non-cash income from gain on disposal of investments of $39,800.

The net cash used in operating activities in 2024 primarily consisted of an increase in net accounts receivable of $25,282, a decrease in accounts payable and accrued liabilities of $148,330 and a net loss of $1,168,983, offset by a decrease in prepaids and other current assets of $190,523. For the nine months ended September 30, 2024, non-cash adjustments totaled $49,658. Noncash income, net, was comprised of non-cash income from gain on disposal of investments of $324,917, offset by non-cash expenses from provision for credit losses of $90,243 and depreciation and amortization of $185,016.

Investing activities

Net cash provided by investing activities was $38,651 and $333,265 for the nine months ended September 30, 2025, and 2024, respectively.

Cash provided by investing activities in 2025 was the proceeds from disposal of other investments of $39,950, offset by the purchase of property and equipment of $1,299.

Financing activities

Net cash provided by financing activities was $775,778 for the nine months ended September 30, 2025, while net cash used in financing activities was $183,533 for the nine months ended September 30, 2024.

Cash provided by financing activities in 2025 was the proceeds from the sale of Common Stock in private placements of $760,000 and the advance payments from related parties of $18,679, offset by the principal repayment of finance lease liabilities of $2,901.

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

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the period ended September 30, 2025. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such an incident may have a material effect, including on our operations, business strategy, operating results, or financial condition.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three and nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including each of our Chief Executive Officer and Chief Financial Officer, intends that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the fact that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some people, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On August 24, 2021, Millennium Fine Art Inc. (“MFAI”) filed a complaint against the Company in the 8th District Court of Clark County, State of Nevada, captioned Millennium Fine Art Inc. v. Greenpro Capital Corp. (Case No. A-21-840033-B). MFAI alleges that on or about April 21, 2021, MFAI and the Company entered into a contract (the “Contract”) pursuant to which MFAI agreed to create approximately 7,700 non-fungible tokens (“NFTs”) in exchange for $16 million in shares of the Company’s common stock. MFAI contends that the Company breached the Contract by refusing delivery of the NFTs and failing to issue the agreed-upon shares. The complaint asserts causes of action for breach of contract, special damages, and promissory estoppel, and seeks approximately $66 million in damages, specific performance of the alleged Contract, and attorney’s fees and costs.

On October 18, 2021, the Company filed a motion, denying all the material allegations of the complaint, and seeking to stay the litigation and compel arbitration pursuant to the purported the Contract’s arbitration clause. The Company’s motion sought only to enforce the arbitration provision and otherwise denied the existence of a valid and binding contract. Over MFAI’s opposition, the court granted the Company’s motion and stayed the proceeding pending arbitration.

On or about April 1, 2022, MFAI filed a Request for Arbitration with Judicial Arbitration and Mediation Services, Inc. (JAMS). The Company subsequently filed its Statement of Answer, denying the material allegations and asserting that the claims are without merit. The arbitration remains in the discovery phase, and the Company intends to vigorously defend this matter. A final arbitration hearing is currently scheduled to be held in Las Vegas, Nevada, from January 12 through January 16, 2026.

The Company is currently unable to reasonably estimate the possible loss or range of loss, if any, that may result from this proceeding. Management does not believe, based on information presently available, that the outcome of this matter will have a material adverse effect on the Company’s financial condition or results of operations; however, an adverse determination could have such an effect.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. The following additional risk factors relate primarily to our subsidiary, Greenpro-X Corp. (“Green-X”), and its digital-asset exchange operations and reflect material developments in the blockchain and digital-asset industry since that filing.

Our business is exposed to risks inherent in digital-asset markets, multi-jurisdiction financial regulation, reliance on a limited number of liquidity providers and other third-party partners, and the security and resilience of our technology and safeguarding practices. Many of the risks below are interrelated—market downturns or regulatory actions can reduce trading volumes and liquidity, affect banking access, and increase compliance costs—which, individually or in the aggregate, could materially harm our revenue, liquidity, and results of operations. (Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Digital Asset Segment” and “Notes — Concentrations of Risk.”)

Summary of Risk Factors

Our business, operations, and the market for our common stock are subject to numerous risks, uncertainties, and other factors that could materially and adversely affect our results of operations, financial condition, liquidity, reputation, or the trading price of our securities. The following summary highlights, in condensed form, the principal risks described in greater detail throughout this section. This summary should be read together with the complete discussion below and does not contain all of the information that may be important to investors.

●	Volatile Digital-Asset Markets – Prices and trading volumes of digital assets fluctuate dramatically and may decline for extended periods. Sustained downturns can significantly reduce transaction activity and fee revenue on our platform.
●	Evolving and Conflicting Regulatory Regimes – Global authorities continue to debate whether and when digital assets constitute securities, commodities, or other regulated instruments. Inconsistent or changing interpretations may subject our activities to registration, licensing, or enforcement risks.
●	Dependence on Market Makers and Liquidity Providers – A limited number of institutional market participants account for a substantial portion of trading volume. Loss or reduction of their participation could impair liquidity and revenue.
●	Cybersecurity Threats and Technology Failures – Our systems, and those of our vendors and counterparties, are vulnerable to cyberattacks, data breaches, distributed-denial-of-service incidents, and operational errors that could compromise customer assets or data.
●	Custody and Safeguarding of Digital Assets – Loss or compromise of private keys, internal control failures, or third-party custodian insolvency could result in the permanent loss of company or customer assets.
●	Reliance on Third-Party Service Providers – We depend on banking partners, payment processors, cloud-hosting providers, and other vendors. Disruption or termination of these relationships could materially affect operations and liquidity.
●	Cross-Border Operational and Currency Risks – Our primary subsidiaries operate in Malaysia, Hong Kong, and other jurisdictions, exposing us to foreign-exchange volatility, political and regulatory uncertainty, and data-privacy or capital-control restrictions.
●	Competition and Technological Disruption – The digital-asset industry evolves rapidly. Decentralized-finance protocols, decentralized exchanges, and AI-driven trading platforms may reduce the relevance of centralized exchanges like ours.
●	Financing and Capital-Market Constraints – Our ability to raise capital depends on market conditions and investor confidence in the digital-asset sector. Adverse trends may limit access to financing or increase dilution.
●	Reputation and Brand Risks – Negative publicity, social-media criticism, or association with market failures at other exchanges could harm our reputation and discourage users or partners.
●	Legal Proceedings and Enforcement Actions – Regulatory inquiries or litigation, even if meritless, could result in substantial costs, diversion of management time, and reputational damage.
●	Economic, Political, and Global Events – Macroeconomic conditions, banking crises, or geopolitical conflicts could reduce investor appetite for risk assets and limit trading volumes.
●	Internal-Control and Governance Risks – Rapid business expansion and the integration of new technology increase the difficulty of maintaining effective internal control over financial reporting and disclosure controls as required under Exchange Act Rules 13a-15 and 15d-15.
●	Forward-Looking Uncertainties – Many of our plans and expectations involve assumptions regarding regulatory acceptance, technological change, and market growth that may prove incorrect, leading to material differences in actual outcomes.

Investors should carefully consider each of these risks, as well as the detailed discussion that follows, before making an investment or holding decision regarding our securities.

Risks Relating to Green-X and Its Business of Digital Asset Exchange

The slowing or stopping of the development or acceptance of blockchain networks and blockchain-based assets could have a material adverse effect on the successful development and adoption of our business.

Our business depends on the continued growth, development, and acceptance of blockchain networks, digital assets, and related technologies, which are subject to a high degree of uncertainty. Key factors influencing the further development of blockchain networks and digital assets include the global adoption of digital assets and blockchain technology; regulatory and quasi-government restrictions on access to and operation of blockchain networks; and the maintenance of open-source protocols that support blockchain networks. Additional factors, such as shifts in consumer demographics and public preferences, the availability of alternative transaction methods, the potentially speculative nature of digital assets, and economic conditions domestically and globally, also contribute to this uncertainty. If blockchain adoption, acceptance, or functionality slows, halts, or changes in a way that diminishes our ability to grow our exchange and custody businesses, our financial condition and growth prospects could be materially and adversely affected.

The future development and growth of the digital asset industry is subject to a variety of factors that are difficult to predict and evaluate.

If the market for digital assets declines or does not grow as we expect in terms of value, volume, or demand, our business, operating results, and financial condition could be materially adversely affected. Further, the future growth and development of the digital asset ecosystem is uncertain. Blockchain technology, digital assets, smart contracts, dApps, and DeFi are components of a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:

●	extreme price volatility or “black swan” events (i.e., highly improbable, unexpected occurrences with significant consequences that are extremely difficult to predict beforehand) with respect to different digital assets;
●	many blockchain networks have limited operating histories and are still in the process of development, which will affect the design, supply, issuance, functionality, and governance of their respective digital assets and underlying blockchain networks. Any of these factors could adversely affect their respective digital assets;
●	many blockchain networks are in the process of implementing software upgrades and other changes to their protocols, which could introduce bugs, security risks, and adversely affect the associated digital assets;
●	technical issues, such as bugs or vulnerabilities in protocols, have led to disabled functionalities, exposure of personal information, and theft of users’ assets. These issues often require resolution by global miner, user, and developer communities, and their recurrence could undermine trust in digital assets;
●	with respect to hardware used in connection with wallets and blockchain networks generally, there are risks related to technological obsolescence, the vulnerability of the global supply chain and difficulty in obtaining new hardware;
●	several large networks, including Bitcoin, Ethereum, and Solana, are developing new features to address fundamental speed, scalability, and energy usage issues. If these issues are not successfully addressed or are unable to achieve widespread adoption, they could adversely affect the underlying digital assets;
●	many digital assets and their underlying blockchain networks have identified security issues, bugs, and software errors, some of which have been exploited by malicious actors. There are also inherent security weaknesses in some digital assets, e.g., when creators of certain blockchain networks use procedures which could allow hackers to counterfeit tokens. Any weaknesses identified with a digital asset could adversely affect its price, security, liquidity, and adoption. If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of these computers) obtains a majority of the compute or staking power on a blockchain network, the actor or botnet might be able to manipulate transactions, which could cause significant financial losses to holders, damage the network’s reputation and security, and adversely affect its value;
●	the development of new technologies for mining, such as improved application-specific integrated circuits, and changes in industry patterns, such as the consolidation of mining power in a small number of large mining farms, could reduce the security of blockchain networks, lead to increased liquid supply of digital assets, and reduce a digital asset’s price and attractiveness;
●	if rewards and transaction fees for miners or validators on any particular blockchain network are not sufficiently high to attract and retain miners or validators, a digital asset’s network security and speed may be adversely affected, increasing the likelihood of a malicious attack;
●	many digital assets have concentrated ownership or an admin key, allowing a small group of holders to have significant unilateral control and influence over key decisions related to their blockchain networks or protocols, such as governance decisions and protocol changes, as well as the market price of such digital assets;
●	the governance of many decentralized blockchain networks and protocols is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions. As a result, there may be a lack of consensus or clarity on the governance of any particular blockchain network or protocol, a lack of incentives for developers to maintain or develop the network or protocol, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or stymie such network or protocol’s utility and ability to respond to challenges and grow;
●	many blockchain networks and protocols are in the early stages of developing partnerships and collaborations, any one or more of which may not succeed and adversely affect the usability and adoption of their respective digital assets;
●	digital assets have only recently become selectively accepted as a means of payment by retail and commercial outlets, and the use of digital assets by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to (i) process funds for digital asset transactions; (ii) process wire transfers to or from digital asset exchanges, digital asset-related companies, and service providers; or (iii) maintain accounts for persons or entities transacting in crypto assets. As a result, the prices of various digital assets are largely determined by speculators, miners and validators, thus contributing to price volatility, which makes retailers less likely to accept digital assets as a form of payment in the future;
●	banks may not provide or may cut off banking services to businesses that provide digital asset-related services or that accept digital assets as payment, which could harm our banking infrastructure, limit us from operating in certain jurisdictions or limit product or service offerings, dampen liquidity in the market, and damage public perception of digital assets generally or any one digital asset in particular (such as bitcoin) and their or our utility as a payment system. These actions could decrease the price of crypto assets generally or individually;
●	there is a lack of liquid markets in certain digital assets, and these markets are subject to possible manipulation;
●	certain digital assets have concentrated ownerships, and large sales or distributions by holders of such digital assets, or “whales,” could have an adverse effect on the market price of such digital assets; and
●	the characteristics of digital assets have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion, and ransomware scams.

Acceptance and/or widespread use of digital assets are uncertain, and the prices of digital assets can be extremely volatile. For example, since 2023, the trading price of bitcoin has fluctuated from a low of approximately $16,000 to highs above $100,000. Our revenue is substantially dependent on the prices of digital assets and the volume of digital asset transactions conducted on our platform. If such price or volume declines, this will materially adversely affect our business, operating results, and financial condition.

Our operating results have and will significantly fluctuate, due to inherent volatility associated with the digital asset industry, including, but not limited to, the price of digital assets, regulatory scrutiny of certain digital assets or related products and services, or changes in applicable laws.

Our operating results are dependent on digital assets and the broader digital asset industry. Due to the highly volatile nature of the digital asset industry and the prices of digital assets, which have experienced and continue to experience significant volatility, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader digital asset industry. Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

●	our dependence on offerings that are, in turn, dependent on digital asset trading activity, including trading volume and the prevailing trading prices for digital assets, whose trading prices and volume can be highly volatile;
●	our ability to attract, maintain, and grow our user base and engage our users;
●	changes in the legislative or regulatory environment, or actions by U.S. or foreign governments or regulators, including fines, orders, or consent decrees;
●	regulatory changes or scrutiny that impact our ability to offer certain products or services;
●	increased regulatory certainty, which could lead to greater competition from traditional financial services firms and other competitors with broader access to financial resources;
●	our ability to continue to diversify and grow our revenue;
●	pricing for or temporary suspensions of our products and services;
●	investments we make in the development of products and services, as well as international expansion and sales and marketing;
●	adding digital assets to, or removing them from, our platform;
●	our ability to establish and maintain partnerships, collaborations, joint ventures, or strategic alliances with third parties;
●	market conditions of, and overall sentiment towards, the digital asset industry;
●	macroeconomic conditions, including interest rates, inflation, and instability in the global banking system;
●	adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceedings and enforcement-related costs;
●	the development and introduction of existing and new products and services by us or our competitors or the emergence of new competitors;
●	our ability to control costs, including operating expenses incurred to grow and expand our operations and remain competitive;
●	system failure, outages, or interruptions, including with respect to our digital asset platform and third-party digital asset networks, which have occurred in the past and will likely occur in the future;
●	our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyberattacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches, and losses;
●	breaches of security or privacy;
●	real or perceived improper or unauthorized use of, disclosure of, or access to confidential, proprietary, personal, or sensitive data; and
●	our ability to attract and retain talent.

As a result of these factors, it is difficult for us to forecast growth trends accurately, and our business and prospects are difficult to evaluate. In view of the rapidly evolving nature of our business and the digital asset industry, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may vary significantly from historical or projected rates, and our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. As a result, the trading price of our common stock may be volatile.

Our total revenue is substantially dependent on the volume of digital asset transactions conducted on our platform, which is in turn significantly affected by the prices of digital assets. If such prices or volumes decline, our business, operating results, and financial condition would be adversely affected, and the price of our common stock could decline.

We generate a large portion of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of digital assets by our users. The transaction price, represented by the trading fee, varies depending on the value of the transaction and/or the user’s transaction volume processed over the previous thirty-day period. Instant orders also incur a convenience fee that is typically calculated at a rate around 50 basis points above the market price. Declines in the volume of digital asset transactions, the price of digital assets, or market liquidity for digital assets generally may result in lower total revenue to us.

The price of digital assets and associated demand for buying, selling, and trading digital assets have historically been subject to significant volatility. For instance, in 2017, the value of certain digital assets, including bitcoin, experienced steep increases in value. Value increases of certain digital assets, including bitcoin, from 2016 to 2017, and then again in 2021, were followed by a steep decline in 2018 and again in 2022. While the value of digital assets, including bitcoin, increased significantly in 2024, if the value of digital assets and transaction volume do not continue to increase or they experience a decline in the future, our ability to generate revenue may suffer, and user demand for our products and services may decline. These factors could adversely affect our business, operating results, and financial condition and cause the price of our common stock to decline. The price and trading volume of any digital asset are subject to significant uncertainty and volatility, depending on several factors, including:

●	market conditions of, and overall sentiment towards, digital assets and the digital asset industry, including, but not limited to, as a result of actions taken by or developments of other participants in the digital asset industry;
●	changes in liquidity, market-making volume, and trading activities;
●	trading activities on other digital asset platforms worldwide, including platforms that may be impacted by manipulative trading activity;
●	investment and trading activities of highly active consumer and institutional users, speculators, miners, validators, and investors;
●	the speed and rate at which digital assets are able to gain adoption as a medium of exchange, utility, store of value, consumptive asset, security instrument, or other financial assets worldwide, if at all;
●	the ability or inability of the digital asset industry to develop and commercialize profitable near-term use cases for digital assets and blockchain technology generally;
●	decreased user and investor confidence in digital assets and crypto platforms;
●	negative publicity and events relating to the digital asset industry;
●	unpredictable social media coverage or “trending” of digital assets, or other rumors and market speculation regarding digital assets;

●	the functionality and utility of digital assets and their associated ecosystems and networks, including digital assets designed for use in various applications;
●	consumer preferences and perceived value of digital assets and digital asset markets;
●	increased competition from other payment services or other digital assets that exhibit better speed, security, scalability, or other characteristics;
●	adverse legal proceedings or regulatory enforcement actions, judgments, or settlements impacting digital asset industry participants;
●	regulatory or legislative changes, including a change in sentiment towards, and scrutiny and updates affecting the digital asset industry;
●	the characterization of digital assets under the laws of various jurisdictions around the world, some of which could require technical modifications to our platform that would be difficult and time-consuming to complete;
●	the adoption of unfavorable taxation policies on digital asset investments by governmental entities;
●	the maintenance, troubleshooting, and development of blockchain networks and associated digital assets, including by miners, validators, and developers worldwide;
●	the ability for blockchain networks to attract and retain miners or validators to secure and confirm transactions accurately and efficiently;
●	legal and regulatory changes affecting the operations of miners and validators of blockchain networks, including limitations and prohibitions on mining activities, or new legislative or regulatory requirements as a result of growing environmental concerns around the use of energy in Bitcoin and other proof-of-work mining activities;
●	ongoing technological viability and security of digital assets and their associated smart contracts, applications, and networks, including vulnerabilities against hacks and scalability;
●	fees and speed associated with processing digital asset transactions, including on the underlying blockchain networks and on digital asset platforms;
●	financial strength of market participants;
●	the availability and cost of funding and capital;
●	liquidity and credit risk of other digital asset platforms;
●	interruptions or temporary suspensions or other compulsory restrictions in products or services from or failures of major digital asset platforms;
●	the availability of an active derivatives market for various digital assets;
●	the availability of banking and payment services to support digital asset-related projects;
●	instability in the global banking system;
●	the level of interest rates and inflation;
●	monetary policies of governments, trade restrictions, and fiat currency devaluations; and
●	national and international economic and political conditions.

There is no assurance that any supported digital asset will maintain its value or that there will be meaningful levels of trading activities. If the price of digital assets or the demand for trading digital assets declines, our business, operating results, and financial condition would be adversely affected, and the price of our common stock could decline.

A significant amount of the trading volume on our platform is derived from a relatively small number of institutional market makers, and the loss of these market makers, or a reduction in their trading volume, could have an adverse effect on our business, operating results, and financial condition.

A relatively small number of institutional market makers have historically accounted for around half of the total trading volume on our platform. We expect significant trading volume and net revenue attributable to these market makers for the foreseeable future. As a result, while our business is not materially dependent on any single user, a loss of these market makers, or a reduction in their trading volume, and our inability to replace them, could have an adverse effect on our business, operating results, and financial conditions.

Our operating expenses may increase in the future, and absent corresponding revenues, we may not be able to achieve profitability or positive cash flow from operations, which may cause our business, operating results, and financial condition to be adversely impacted.

Our operating expenses may increase in the future as we continue to attract and retain talent, expand our sales and marketing efforts, develop additional products and services, expand our international business, and incur regulatory or compliance expenses. While we consistently evaluate opportunities to drive efficiency, we cannot guarantee that these efforts will be successful. Our operations may prove more expensive than we currently anticipate, and we may not succeed in increasing our net revenue sufficiently to offset these higher expenses. Our revenue growth may be further impacted by reduced demand for our offerings, increased competition, adverse macroeconomic conditions, a decrease in the growth or size of the digital asset industry, regulatory uncertainty or scrutiny, or changes that impact our ability to offer certain products or services, any failure to capitalize on growth opportunities, or failure of new products and services we develop to gain traction in the market. We cannot be certain that we will be able to achieve profitability or achieve positive operating cash flow in any period. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, operating results, and financial condition may suffer.

Adverse economic conditions may adversely affect our business.

Our performance is subject to general economic conditions and their effects on the digital asset markets and our users. The United States and other key international economies have periodically experienced cyclical downturns in which economic activity declined, resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall heightened economic uncertainty. Adverse general economic conditions have impacted digital assets, although the extent to which remains uncertain and dependent on a variety of factors, including market adoption of digital assets, global trends in the digital asset industry, central bank monetary policies, instability in the global banking system, and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations, can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and digital asset markets. For example, capital and credit markets have experienced extreme volatility and disruptions in the past, leading to significant declines in the value of digital assets. To the extent general economic conditions and digital assets markets materially deteriorate or the current decline continues for a prolonged period, our ability to generate revenue and to attract and retain users could suffer, and our business, operating results, and financial condition could be adversely affected. Moreover, even if general economic conditions improve, there is no guarantee that the digital asset industry will similarly improve.

Further, in 2022, several blockchain protocols and digital asset financial firms, and in particular protocols and firms involving high levels of financial leverage, such as high-yield lending products or derivatives trading, suffered from insolvency and liquidity crises, including FTX, Celsius Networks, Voyager, and Three Arrows Capital. Some of these failures are alleged to have been held to be the result of fraudulent activity by insiders, including misappropriation of user funds, illicit activity, and failures in internal controls. In connection with these incidents, concerns were raised about the potential for a market condition where the failure of one company leads to the financial distress of other companies. If such a market condition were to become widespread in the digital asset industry, we could suffer from increased counterparty risk, including defaults or bankruptcies of major users or counterparties, which could lead to significantly reduced activity on our platform and fewer available digital asset market opportunities in general. Further, forced selling of digital assets by distressed companies could lead to lower digital asset prices and may lead to a reduction in our revenue. To the extent that conditions in the general economic and digital asset markets were to materially deteriorate, our ability to attract and retain users may suffer.

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors regarding such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silvergate Capital Corp. announced it would wind down operations and liquidate Silvergate Bank. Soon after, the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for Silicon Valley Bank and Signature Bank. As a result of these developments and related issues with other financial institutions, the prices of fiat-backed stablecoins were temporarily impacted and may be similarly impacted again in the future. Instability in the global banking system could have negative ramifications, such as additional market-wide liquidity problems or impacted access to deposits and investments for users of affected banks and certain banking partners. Our business, operating results, and financial condition could be adversely affected as a result.

Fluctuations in currency exchange rates could harm our operating results and financial condition.

Revenue generated and expenses incurred from our international operations are often denominated in the currencies of the local countries. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our operating results reflected in our U.S. dollar-denominated financial statements. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies. As a result, it could be more difficult to detect underlying trends in our business and operating results. To the extent that fluctuations in currency exchange rates cause our operating results to differ from expectations of investors, the market price of our common stock could be adversely impacted. From time to time, we may engage in currency hedging activities to limit the risk of foreign currency exchange rate fluctuations. To the extent we use hedging instruments to hedge exposure to fluctuations in foreign currency exchange rates, the use of such hedging instruments may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place, and may introduce additional risks if we are unable to structure effective hedges with such instruments.

Our failure to safeguard and manage our and our users’ fiat currencies and digital assets could adversely impact our business, operating results, and financial condition.

We hold fiat currencies and safeguard digital assets on behalf of our users. Our expanding number of regulated entities will rely on an increasing number of hot, MPC, and cold wallets, as well as an increasing number of omnibus bank accounts, which heightens the complexity of our operations, including fiat and blockchain reconciliations and the maintenance of our internal ledger and related accounting procedures. Subcustodial arrangements among our various regulated entities add to the operational complexity of our international operations. Delays, errors, or failures in these operations could result in investigations, regulatory and enforcement actions, or litigation, and adversely impact our reputation, business, operating results, and financial condition.

Our ability to manage and accurately safeguard our users’ assets requires a high level of internal control. As our business continues to grow and we expand our product and service offerings, we must continue to strengthen our associated internal controls and ensure that our third-party service providers do the same. Our success and the success of our offerings require significant public confidence in our ability to properly manage users’ balances and handle large and growing transaction volumes and amounts of user funds. Any failure by us to maintain the necessary controls or to manage user digital assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm or significant financial losses, lead users to discontinue or reduce their use of our products, and result in significant penalties and fines and additional restrictions, which could adversely impact our business, operating results, and financial condition.

We deposit, transfer, and custody user cash and digital assets in multiple jurisdictions. In each instance, we are required to safeguard users’ assets using bank-level security standards applicable to our hot and cold wallets and storage systems, as well as our financial management systems related to such custodial functions. In general, most digital assets on our platform are held in cold storage. Our security technology is designed to prevent, detect, and mitigate inappropriate access to our systems by internal or external threats. We believe we have developed and maintained administrative, technical, and physical safeguards designed to comply with applicable legal requirements and industry standards. However, it is nevertheless possible that hackers, employees, service providers, or others acting contrary to our policies could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, or misuse user digital assets and funds. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time.

We also hold fiat currency and digital assets for administrative and operating purposes. We segregate such assets from our users’ assets by maintaining an internal ledger that distinguishes between customer assets, company assets, and those of affiliates or others. We perform monthly reconciliations between this ledger and on-chain balances, maintain an audit trail of all ledgers and trading activity. Despite these steps we take to segregate such assets from our user assets, any failure to properly safeguard, manage, or account for these funds could result in financial losses, regulatory scrutiny, reputational harm, or legal liability.

The loss or destruction of a private key required to access our or our users’ digital assets may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to the digital assets that we hold on behalf of users, our users may be unable to access their digital assets, which could harm user trust in us and our products and services and cause regulatory scrutiny.

To own, transfer, and use a digital asset on an underlying blockchain network, a person must have a private and public key pair associated with a blockchain address, commonly referred to as a “wallet.” Digital assets are generally controllable only by the possessor of the unique private key relating to the wallet in which the digital assets are held. To the extent that any of the private keys or other necessary credentials relating to our wallets containing digital assets held for our own account or for our users are lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the digital assets held in the related wallet. Any loss of private keys or other credentials relating to, or hack or other compromise of, digital wallets used to store our users’ digital assets could adversely affect our users’ ability to access or sell their digital assets, require us to reimburse our users for their losses, and subject us to significant financial losses in addition to losing user trust in us and our products and services. As such, any loss of private keys or other digital wallet credentials due to a hack, employee or service provider misconduct or error, or other compromise by third parties could negatively impact our brand and reputation, result in significant losses, and adversely impact our business.

Cyberattacks and security breaches—whether affecting our platform, our employees, our users, or third parties— could adversely impact our brand and reputation, as well as our business, operating results, and financial condition.

Our business involves the collecting, storing, transmitting, and processing of confidential information such as user, employee, service provider, and other personal data, and information required to access user assets. We have built our reputation on the premise that our platform offers users a secure way to purchase, store, and transact in digital assets. As a result, any actual or perceived security breach affecting us or our third-party partners may:

●	harm our reputation and brand;
●	result in our systems, networks, or services being unavailable and interrupting our operations;
●	result in improper disclosure of data and violations of applicable privacy and data protection laws;
●	result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, and financial exposure;
●	cause us to incur significant remediation costs;
●	lead to theft or irretrievable loss of our or our users’ fiat currencies or digital assets;
●	reduce user confidence in, or decreased use of, our products and services;
●	divert the attention of management from the operation of our business;
●	result in significant compensation or contractual penalties from us to our users or third parties as a result of losses to them or claims by them; and
●	adversely affect our business and operating results.

An increasing number of organizations, including large merchants, businesses, technology companies, financial institutions, and government institutions, have disclosed breaches of their information security systems and networks, some of which have involved sophisticated and highly targeted attacks on their third-party service providers’ websites, mobile applications, and infrastructure. Any actual or perceived breach or cybersecurity attack directed at other financial institutions or digital asset companies, whether or not we are directly impacted, could lead to a general loss of user confidence in the digital asset industry or in the use of technology to conduct financial transactions, which could negatively impact us and market perception of the effectiveness of our security measures and technology infrastructure.

Attacks upon systems and networks across a variety of industries, including the digital asset industry, are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, which include state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including users’ personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. Such threats may see their frequency increased and effectiveness enhanced using artificial intelligence (“AI”). Further, these risks may be heightened in connection with ongoing global conflicts such as Russia’s invasion of Ukraine or the Israel-Hamas conflict. These attacks may occur on our systems and networks or those of our third-party service providers or partners. Certain types of cyberattacks could harm us even if our systems and networks remain undisturbed. Attacks may be designed to exploit operational vulnerabilities or other weaknesses in our processes or procedures, to deceive employees and service providers into releasing control of our systems or networks, or to introduce computer viruses and malware into our systems or networks with the intent of compromising confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target, and we may not be able to implement adequate preventative measures.

Although we have not experienced a direct hack and we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks, and expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We may, from time to time, experience future breaches of our security measures. These breaches may be due to human error, malfeasance, insider threats, system errors, system vulnerabilities and other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and networks, as well as those of our users, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, ransomware, denial-of-service attacks, and attempting to fraudulently induce individuals (including employees, service providers, and our users) into disclosing usernames, passwords, payment card information, and other sensitive information, which may in turn be used to access our information technology systems and users’ digital assets. Threats can come from a variety of sources, such as criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. We may also acquire other companies that expose us to unexpected security risks or increase costs to improve the security posture of the acquired company. Further, there has been an increase in such threat actor activities because of the increased prevalence of hybrid and remote working arrangements in recent years. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time. Any perceived or actual security breach—whether affecting our platform, our users, or third parties—may expose us to legal risk and potential liability, including governmental or regulatory investigations and class action litigation.

While we generally perform cybersecurity diligence on our key third-party service providers, we do not control our third-party service providers, and our ability to monitor their cybersecurity measures is limited. Some of our third-party service providers may store or have access to our data and may not have effective controls, processes, or practices to protect our information from data breaches or other cybersecurity incidents. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies, or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions. Due to applicable laws and regulations or contractual obligations, we may be held responsible for data breaches or other cybersecurity incidents attributed to our service providers as they relate to the information we share with them. Such incidents could expose us to significant financial and legal liabilities, including regulatory fines, penalties, litigation, and remediation costs.

Although we maintain insurance coverage, it may be insufficient to protect us against all losses and costs stemming from security breaches, cyberattacks, other types of unlawful activity, or resulting disruptions, data theft, and loss from such events. We cannot be certain that our insurance coverage will continue to be available to us on economically reasonable terms, if at all, or that any insurer will not deny coverage as to any future claims. Outages and disruptions of our platform, including any caused by cyberattacks, may harm our reputation and our business, operating results, and financial condition.

Custody services, and any blockchain technology on which they rely, may be the target of cyberattacks or may contain exploitable flaws in their underlying code, which may result in security breaches and the loss or theft of digital assets that are held or deposited.

Custody services, their structural foundation, and the software applications and other interfaces or applications upon which they rely (including blockchain technology) are based on relatively new technologies, and there can be no assurances that custody services are or will be fully secure, which may result in losses of users’ digital assets and an unwillingness of market participants to access, adopt, and utilize digital assets or the custody services. Examples of the above include, but are not limited to:

●	a cyberattack causing a user withdrawal instruction, or a withdrawal address being altered;
●	a user receiving an incorrect blockchain address, or us sending digital assets to the wrong blockchain address;
●	hardware failures delaying or preventing deposits and withdrawals;
●	the tampering or spoofing of user instructions and materials;
●	deposit addresses being incorrectly stored;
●	the hacking or unavailability of user portals, rendering users unable to access their accounts;
●	vulnerabilities within the applicable blockchain code arising from the blockchain being manipulated by a malicious actor;
●	attacks on third-party technology supplier infrastructure, such as cloud providers;
●	a cyberattack causing the individual to lose otherwise valid credentials;
●	the tampering with laptop codes to cause withdrawals to incorrect withdrawal addresses; and
●	bad acts by employees, third-party service providers, and others.

While we will take steps to ensure security and protection against such incidents, no assurance can be given that our custody services are or will be fully secure and protected from attack, and any failure in this regard could result in enforcement actions, litigation, significant costs being incurred, fines, and other penalties, thereby adversely affecting our reputation, business, operating results, and financial condition. The impact of such attacks could also negatively impact the utilization of digital assets and potentially result in a decline in the broader market price of the affected digital assets.

Any significant disruption to our products and services, information technology systems, or the blockchain networks we support could result in a loss of users or funds and adversely impact our brand and reputation, as well as our business, operating results, and financial condition.

Our reputation and ability to attract and retain users and grow our business depend on our ability to operate our service at high levels of reliability, scalability, and performance, including the ability to process and monitor a large number of transactions that occur at high volume and frequencies across multiple systems daily. Our digital asset exchanges and the ability of our users to trade digital assets are dependent on our ability to access the blockchain networks underlying the supported digital assets, for which access is dependent on our systems’ ability to access the internet. Further, the successful and continued operations of such blockchain networks will depend on a network of computers, miners, or validators, and their continued operations, all of which may be impacted by service interruptions.

Our systems, the systems of our third-party service providers and partners, and certain digital asset and blockchain networks have experienced, from time to time, and may experience in the future, service interruptions or degradation. This can be due to hardware and software bugs, defects, or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. In addition, extraordinary trading volumes or site usage could cause our computer systems to operate at an unacceptably slow speed or even fail. Some of our systems, including systems of companies we have acquired, or the systems of our third-party service providers and partners, are not fully redundant, and our or their disaster recovery planning may not be sufficient for all possible outcomes or events.

If any of our systems or networks, or those of our third-party service providers, are disrupted for any reason, as has happened in the past, our products and services may be interrupted or even fail, potentially resulting in unanticipated disruptions, slower response times and delays in our users’ trade execution and processing, failed settlement of trades, delays in withdrawing stakes assets, incomplete or inaccurate accounting, recording, or processing of trades, unauthorized trades, loss of user information, increased demand on limited user support resources, user claims, complaints with regulatory organizations, lawsuits, or enforcement actions. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our operations, including our exchange and custody businesses. Significant or persistent interruptions in our services could cause current or potential users or partners to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation. Moreover, to the extent that any system failure or similar event results in damage to our users or their business partners, these users or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Problems with the reliability or security of our systems would harm our reputation, and the cost of remedying these problems could negatively affect our business, operating results, and financial condition.

Our data processing systems, or other operating systems and facilities, and those of our third-party service providers, may stop operating properly or become disabled or damaged because of a number of factors, including events that are wholly or partially beyond our and our third-party service providers’ control. While we have business continuity, disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately covered or addressed by such policies and procedures. Furthermore, if such failures, interruptions, or security breaches are not detected immediately, their effect could be compounded. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats and our use of third-party service providers with access to our systems and data.

Because we are a regulated financial institution in certain jurisdictions, interruptions may result in regulatory scrutiny, and significant or persistent interruptions could lead to significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses or banking relationships that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.

In addition, we are continually improving and upgrading our information systems and technologies. Implementation of new systems and technologies is complex, expensive, time-consuming, and may not be successful. If we fail to timely and successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, it could have an adverse impact on our business, internal controls (including internal controls over financial reporting), operating results, and financial condition.

Our platform may be exploited to facilitate illegal activity such as fraud, money laundering, terrorist financing, proliferation financing, tax evasion, and scams. If any of our users use our platform to further such illegal activities, our business could be adversely affected.

Our platform may be exploited to facilitate illegal activity, including fraud, money laundering, terrorist financing, proliferation financing, tax evasion, and scams. The use of our platform for illegal or improper purposes could subject us to claims, individual and class action lawsuits, government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. Moreover, certain activities that may be legal in one jurisdiction may be illegal in another jurisdiction, and certain activities that are at one time legal may in the future be deemed illegal in the same jurisdiction. As a result, there is significant uncertainty and cost associated with detecting and monitoring transactions for compliance with local laws. If a user is found responsible for intentionally or inadvertently violating the laws in any jurisdiction, we may be subject to governmental inquiries, enforcement actions, or prosecution, or otherwise held secondarily liable for aiding or facilitating such activities. Changes in law have also increased the penalties for money transmitters for certain illegal activities, and government authorities may consider increased or additional penalties from time to time. Owners of intellectual property rights or government authorities may seek to bring legal action against money transmitters, including us, for involvement in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

Moreover, while fiat currencies can be used to facilitate illegal activities, digital assets are relatively new and, in many jurisdictions, may be lightly regulated or largely unregulated. Many types of digital assets have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain digital asset transactions, and encryption technology that anonymizes these transactions, that make digital assets susceptible to use in illegal activity. U.S. federal and state and foreign regulatory authorities and law enforcement agencies, such as the Department of Justice, SEC, Commodity Futures Trading Commission (the “CFTC”), the FTC, or the Internal Revenue Service (“IRS”), and various state securities and financial regulators have taken and continue to take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving digital assets. We also support digital assets that incorporate privacy-enhancing features and may, from time to time, support additional digital assets with similar functionalities. These privacy-enhancing digital assets obscure the identities of sender and receiver and may prevent law enforcement officials from tracing the source of funds on the blockchain. Facilitating transactions in these digital assets may cause us to be at increased risk of liability arising out of anti-money laundering (“AML”) and economic sanctions laws and regulations.

While we believe that our risk management and compliance framework is designed to detect significant illicit activities conducted by our potential or existing users, we cannot ensure that we will be able to detect all illegal activity on our platform. Illegal activity, the appearance of illegal activity, or government inquiries into the potential for illegal activity may have an adverse impact on our business, operating results, and financial condition. Further, any efforts to identify and remedy such illegal or fraudulent activity may be costly, time-consuming, and ultimately may not be successful. If any of our users use our platform to further such illegal activities, our business and reputation could be materially and adversely affected.

From time to time, we may encounter technical issues in connection with the integration of supported digital assets and changes and upgrades to their underlying networks, which could adversely affect our business.

To support any supported digital asset, a variety of front and back-end technical and development work is required to implement our wallet, custody, trading, staking and other solutions for our users, and to integrate such supported digital assets with our existing technical infrastructure. Some digital assets require extensive development work, and there is no guarantee that we will be able to integrate successfully with any existing or future digital assets. In addition, such integration may introduce software errors or weaknesses into our cryptocurrency exchange, including our existing infrastructure. Even if such integration is initially successful, any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions, or security weaknesses to our digital asset exchanges. If we are unable to identify, troubleshoot and resolve any such issues successfully, we may be forced to stop supporting the affected digital asset. This could result in frozen or lost user assets, compromised wallet security, and disruptions to our digital asset exchange and technical infrastructure, all of which could adversely impact our business.

Relatedly, as new product features or additional supported assets are made available by our digital asset exchanges, the various system components and supporting function systems may not integrate properly, and the new product features may not be sufficient to meet the needs of our users. Such potential technical limitations may limit our ability to effectively respond to industry and regulatory changes, market demands, or user needs.

Our insurance coverage is limited, may not cover all losses, and could be hard to maintain in the future.

We rely on insurance carriers to insure losses resulting from a breach of our physical security or cybersecurity measures, or by employee or third-party theft. Our insurance coverage for such malfeasance is limited and may not cover the extent of loss nor the nature of such loss, in which case we may be liable for the full amount of losses suffered, which could be greater than all our assets. Our ability to maintain such insurance is subject to the insurance carriers’ ongoing underwriting criteria. Our inability to obtain and maintain appropriate insurance coverage could result in substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory scrutiny. Any loss of a user’s fiat currency or digital assets could result in a subsequent lapse in insurance coverage, which could adversely impact our business, operating results, and financial condition.

We operate in a highly competitive industry and compete against unregulated or less-regulated companies. We also face competition from DEXs and DAOs, which may be able to innovate faster and offer products and services that we do not offer. We also compete against companies with greater financial and other resources. Our business, operating results, and financial condition may be adversely affected if we are unable to respond to competition effectively.

The digital asset industry is highly innovative, rapidly evolving, characterized by competition, experimentation, changing user needs, frequent introductions of new products and services, and uncertain and evolving industry and regulatory requirements. We expect competition across our products and services to further intensify in the future as existing and new competitors introduce new products and services or enhance existing products and services. We compete against a number of companies operating globally, including those that focus on traditional financial services and those that focus on digital asset-based services.

Our current and contemplated competition falls into the following categories:

●	other highly regulated digital asset custodians and exchanges globally;
●	certain foreign digital asset custodians and exchanges that are either unregulated or subject to significantly less stringent or onerous regulation, some of whom are potentially able to more quickly adapt to trends, support a greater number of digital assets, and develop new digital asset-based products and services due to less stringent or onerous regulatory scrutiny;
●	DEXs, DAOs, and DApps;
●	other stablecoin issuers, both in the U.S. and other jurisdictions;
●	traditional financial technology and brokerage firms that have entered, or may enter, the digital asset market to offer overlapping features targeted at our users; and

Historically, a major source of competition has been from companies, in particular those located outside the U.S., who at times are and may in the future be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Their business models benefit from being unregulated or only regulated in a small number of jurisdictions with less onerous regulations than the U.S., while also offering their products in highly regulated jurisdictions, including the United States, without necessarily complying with the relevant regulatory requirements in such jurisdictions. Our ability to compete with these companies is limited. Since we hold licenses in several jurisdictions with developed regulatory regimes, we have not been able to offer products and services that some users may desire, including products and services that our unregulated or less regulated competitors offer to our users.

We also compete against an increasing number of DeFi and noncustodial platforms, including DEXs and DAOs. On these platforms, users can interact directly with a market-making smart contract or onchain trading mechanism to exchange one type of digital asset for another without any centralized intermediary.

These platforms are typically not as easy to use as our platform, and some lack the speed and liquidity of centralized platforms, but various innovative models and incentives have been designed to bridge the gap. In addition, such platforms have low startup and entry costs as market entrants often remain unregulated and have minimal operating and regulatory costs. Many decentralized platforms have been developed and released on Ethereum, Tron, Polkadot, Solana, and other platforms, many of which have experienced significant growth and adoption. Concerns about the security of assets following incidents on centralized exchanges, such as the Chapter 11 bankruptcy filing of FTX and convictions for fraud and mismanagement of funds of its founder and former CEO, may increase adoption of decentralized and noncustodial platforms. Decentralized exchanges may also not require their users to fill out Know Your Customer (“KYC”) forms, offering an additional layer of privacy to users. We expect interest in decentralized and non-custodial platforms to grow further as the industry develops. If our users move to these decentralized exchanges, our revenue may decline, and our business, operating results, and financial condition will be adversely affected.

We have expended significant managerial, operational, and compliance costs to meet the legal and regulatory requirements applicable to us in the United States and other jurisdictions in which we operate, and expect to continue to incur significant costs to comply with these requirements, which these unregulated or less regulated competitors, particularly those structured as DEXs and DAOs, have not had and may not have to incur.

Additionally, given the broad scope of our products and services, we also compete with digital and mobile payment companies and anticipate increasing competition from traditional financial services companies. Many innovative startup companies and larger companies have made, and continue to make, significant investments in research and development, and we expect these companies to continue to develop similar or superior products and technologies that compete with our products. Further, more traditional financial and non-financial services businesses may choose to offer digital asset-based services in the future as the industry gains adoption. Our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources.

Our current and potential competitors possess various competitive advantages over us, including:

●	the ability to trade digital assets and offer products and services that we do not support or offer on our platform (due to constraints from regulatory authorities, our banking partners, and other factors), such as tokens that constitute securities or derivative instruments under U.S. or foreign laws;
●	greater name recognition, longer operating histories, larger user bases, and larger market shares;
●	larger sales and marketing budgets and organizations;
●	more established marketing, banking, and compliance relationships;
●	greater user support resources;
●	greater resources to make acquisitions;
●	lower labor, compliance, risk mitigation, and research and development costs as a percentage of revenues;
●	larger and more mature intellectual property portfolios;
●	greater number of applicable licenses or similar authorizations;
●	established core business models outside of the trading of digital assets, allowing them to operate on lower margins or at a loss;
●	operations in certain jurisdictions with lower compliance costs and greater flexibility to explore new product offerings; and
●	substantially greater financial, technical, and other resources.

If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results, and financial condition could be adversely affected.

If we cannot keep pace with rapid industry changes to provide new and innovative products and services, the use of our products and services, and consequently our net revenue, could decline, which could adversely impact our business, operating results, and financial condition.

Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. These include dApps, DeFi, yield farming, NFTs, play-to-earn games, lending, staking, liquid staking and restaking, token wrapping, governance tokens, innovative programs to attract users such as transaction fee mining programs, initiatives to attract traders such as trading competitions, airdrops and giveaways, staking reward programs, Layer 2 blockchain networks, and novel cryptocurrency fundraising and distribution schemes, such as initial coin offerings. We expect new services and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the products and services that we currently provide. For example, disruptive technologies such as generative AI may fundamentally alter the use of our products or services in unpredictable ways. We cannot predict the effects of new services and technologies on our business. However, our ability to grow our user base and net revenue will depend heavily on our ability to innovate and create successful new products and services, both independently and in conjunction with third-party developers. Developing and incorporating new products and services into our business may require substantial expenditure, take considerable time, and ultimately may not be successful. Any new products or services could fail to attract users, generate revenue, or perform or integrate well with third-party applications and platforms. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law, constraints by our banking partners and payment processors, third-party intellectual property rights, or other factors. Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain users, including large, institutional, high-frequency, and high-volume traders. As a result, we expect to incur significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. Our success will depend on our ability to develop and incorporate new offerings and adapt to technological changes and evolving industry practices. If we are unable to do so in a timely or cost-effective manner, our business and our ability to successfully compete, to retain existing users, and to attract new users may be adversely affected.

If we do not effectively scale our business or are unable to maintain and improve our systems and processes, our operating results could be adversely affected.

We have experienced a period of significant growth in recent months, both in terms of employee headcount, international footprint, and user growth. As our business changes, it becomes increasingly complex. To effectively manage and capitalize on our growth periods, we need to manage headcount, capital and processes efficiently while making investments such as expanding our information technology and financial, operating, and administrative systems and controls. Growth and scaling back initiatives could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, managing, and retaining a partially remote and evolving employee base. If we do not adapt or scale to meet these evolving challenges, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to non-compliance with laws, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.

Successful implementation of our growth strategy will also require significant expenditures before any substantial associated revenue is generated, and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. Because we have a limited history of operating our business at its current scale, it is difficult to evaluate our current business and prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the digital asset market in which we operate, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue.

Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, including furloughs, layoffs, and reductions in force. As a result of our reduction in workforce, we also lost institutional knowledge. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.

Because our long-term success depends, in part, on our ability to expand our services to users globally, our business is susceptible to risks associated with international operations.

We currently have subsidiaries in Malaysia. We plan to enter or increase our presence in additional markets around the world. We have a limited operating history outside of Malaysia, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to challenges of supporting a growing business in an environment of diverse cultures, languages, customs, tax regimes, legal systems, alternative dispute systems, and regulatory systems. As we continue to expand our business and user base outside Malaysia, we will be increasingly susceptible to risks associated with international operations. These risks and challenges include:

●	difficulty establishing and managing international operations and the increased operations, travel, infrastructure, including establishment of local user service operations, local infrastructure to manage supported cryptocurrency or other financial instruments and corresponding books and records, and legal and regulatory compliance costs associated with different jurisdictions;
●	the potential need to vary pricing and margins to effectively compete in international markets;
●	the need to adapt and localize our products and services for specific countries, including offering services and support in local languages;
●	compliance with multiple, potentially conflicting and changing governmental laws and regulations across different jurisdictions;
●	compliance with U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities, as well as economic and trade sanctions;
●	the need to comply with a greater set of law enforcement inquiries;
●	compliance with the extraterritorial reach of any U.S. regulatory rules, including those imposed by the CFTC, SEC, the Financial Crimes Enforcement Network (“FinCEN”), or other U.S.-based regulators;
●	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act 2010, and other local anti-corruption laws;
●	difficulties obtaining and maintaining required licensing from regulators in foreign jurisdictions;
●	competition with companies that have greater experience in the local markets or pre-existing relationships with users in these markets or that are subject to fewer regulatory requirements in local jurisdictions;
●	varying levels of payments and blockchain technology adoption and infrastructure, and increased network, payment processing, banking, and other costs;
●	difficulties collecting in foreign currencies and associated foreign currency exposure;
●	difficulties holding, repatriating, and transferring funds held in offshore bank accounts;
●	difficulties adapting to foreign customary commercial practices, enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties;
●	restrictions on digital asset trading;
●	stringent local labor laws and regulations;
●	potentially adverse tax developments and consequences;
●	antitrust and competition regulations; and
●	regional economic and political conditions.

We have limited experience with most international regulatory environments and market practices, and may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses because of our international expansion, and we may not be successful. We may face limited brand recognition in certain parts of the world, which could lead to non-acceptance or delayed acceptance of our products and services by users in new markets. We may also face challenges in complying with local laws and regulations. For example, we may be subject to regulatory frameworks that are evolving, have not undergone extensive rulemaking, and could result in uncertain outcomes for our users and/or our ability to offer competitive products or services in the broader digital asset industry. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, operating results, and financial condition.

Our strategy and focus on delivering high-quality, compliant, easy-to-use, and secure crypto-related financial services may not maximize short-term or medium-term financial results.

We have taken, and expect to continue to take, actions that we believe are in the best interests of our users and the long-term interests of our business, even if those actions do not necessarily maximize short-term or medium-term results. These include extending significant managerial, technical, and legal efforts to comply with laws and regulations that are applicable to our products and services and ensuring that our products are secure. We also focus on engaging in long-term engagement with our users through innovation and developing new industry-leading products and technologies. These decisions may not be consistent with the short-term and medium-term expectations of our stockholders and may not produce the long-term benefits that we expect, which could have an adverse effect on our business, operating results, and financial condition.

If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products, services, and platform, our business, operating results, and financial condition may be materially and adversely affected.

Our success depends on our ability to retain existing users and attract new users to increase engagement with our products, services, and platform. To do so, we must continue to offer leading technologies and ensure that our products and services are secure, reliable, and engaging. We must also expand our products and services and offer competitive prices in an increasingly crowded, price-sensitive, and competitive market. There is no assurance that we will be able to competitively innovate or offer better prices, that we will be able to retain our current users or attract new users, or keep our users engaged. Any number of factors can negatively affect user retention, growth, and engagement, including:

●	user demand shifting to other products and services, including those that we are unable to offer due to regulatory reasons;
●	our failure to introduce new and improved products and services that are favorably received;
●	our failure to support new and in-demand asset classes, or if we elect to support certain asset classes with negative reputations;
●	changes in user sentiment about the quality or usefulness of our products and services, including concerns related to privacy, security, regulatory compliance, or other factors;
●	adverse changes in our products and services that are mandated by legislation, regulatory authorities, or litigation in Malaysia or other jurisdictions in which we operate;
●	restrictions on our ability to access markets in certain jurisdictions due to legislation, regulatory requirements, or interventions by regulatory authorities;
●	negative user perception regarding the digital assets on our platform;
●	technical or other problems preventing us from delivering our products and services with the speed, functionality, security, and reliability that our users expect;
●	cybersecurity incidents, employee or service provider misconduct, or other unforeseen activities causing losses to us or our users, including losses to assets held by us on behalf of our users;
●	modifications to our pricing model or modifications by competitors to their pricing models;
●	our failure to provide adequate user service; or
●	adverse media reports or other negative publicity relating to our business, competitors, or the industry.

From time to time, certain of these factors have negatively affected, and may continue to negatively affect in the future, user retention, growth, and engagement to varying degrees. Any decrease in user retention, growth, or engagement could render our products and services less attractive to users and may have a material adverse effect on our business, operating results, and financial conditions.

In addition, to retain existing users and attract new users, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain users. As a result, we have historically, and expect to continue to, incur significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. Our success will depend on our ability to develop and incorporate new offerings and adapt to technological changes and evolving industry practices, and to do so in a timely and cost-effective manner. If we fail to innovate and deliver products and services or fail to do so quickly compared to our competitors, our business and our ability to successfully compete, to retain existing users, and to attract new users may be materially and adversely affected.

Disputes with our users could adversely impact our brand, reputation, and business, as well as our operating results and financial condition.

From time to time, we have been subject to claims and disputes with our users with respect to our products and services, such as claims and disputes arising from allegedly fraudulent or unauthorized transactions and account takeovers. In the future, we are likely to face similar claims, possibly even involving the execution and settlement of digital asset trades, problems with the deposit and withdrawal of digital assets, failures or malfunctions of our systems and services, or other issues related to our products and services. The ingenuity of criminal fraudsters, combined with many users’ failure to adopt best practices, including the use of hardware security keys (e.g., YubiKeys), will likely cause our users to continue to be subject to account takeovers and other identity fraud issues. While we have taken measures to detect and reduce the risk of fraud, there is no guarantee that they will be successful, and, in any case, to be effective, they require continuous improvement and optimization for continually evolving forms of fraud. There can be no guarantee that we will be successful in detecting and resolving these disputes or defending ourselves in any of these matters, and any failure may result in impaired relationships with our users, damage to our brand and reputation, and substantial fines and damages. In some cases, the measures we have implemented to detect and deter fraud have led to poor user experiences, including indefinite account inaccessibility for some of our users, which increases our user support costs and can compound damages. We could incur significant costs in compensating our users, such as if a transaction was unauthorized, erroneous, or fraudulent. We could also incur significant legal expenses resolving and defending claims, even those without merit. To the extent we are found to have failed to fulfill our regulatory obligations, we could also lose our authorizations or licenses or become subject to conditions that could make future operations more costly, impair our ability to grow, and adversely impact our operating results.

If we fail to develop, maintain, and enhance our brand and reputation, our business, operating results, and financial condition may be adversely affected.

Our brand and reputation are key assets and a competitive advantage. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, our ability to provide consistent, high-quality, and secure products, services, features, and support, and our ability to successfully secure, maintain, and defend our rights to use the “Green-X” mark and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies. Our brand and reputation could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity, unexpected events, or actions by third parties. Unfavorable publicity about us, including our products, services, technology, data privacy and cybersecurity practices, user service, personnel, and digital assets or digital asset platforms generally could diminish confidence in, and the use of, our products and services. Moreover, to the extent that we acquire a company and maintain that acquired company’s separate brand, we could experience brand dilution or fail to retain positive impressions of our own brand to the extent such impressions are instead attributed to the acquired company’s brand.

We have in the past, and may in the future, enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties. If we are unsuccessful in establishing or maintaining strategic relationships with these third parties or if these third parties fail to deliver certain operational services, our business, operating results, and financial condition could be adversely affected.

We have in the past, and may in the future, enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties in connection with the development, operation, and enhancements to our platform and products and the provision of our services. Identifying strategic relationships with third parties and negotiating and documenting them may be time-consuming and complex and may distract management. Moreover, we may be delayed or not be successful in achieving the objectives that we anticipate as a result of such strategic relationships. In evaluating counterparties in connection with partnerships, collaborations, joint ventures, or strategic alliances, we consider a wide range of economic, legal, and regulatory criteria depending on the nature of such relationship, including the counterparties’ reputation, operating results, and financial condition, operational ability to satisfy our and our users’ needs in a timely manner, efficiency and reliability of systems, certification costs to us or to our users, and licensure and compliance status. Despite this evaluation, third parties may still not meet our or our users’ needs, which may adversely affect our ability to deliver products and services to users, and which may adversely impact our business, operating results, and financial condition. Counterparties to any strategic relationship may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals, and may subject us to additional risks to the extent such third-party becomes the subject of negative publicity, faces its own litigation or regulatory challenges, or faces other adverse circumstances. Conflicts may arise with our strategic partners, such as the interpretation of significant terms under any agreement, which may result in litigation or arbitration, which would increase our expenses and divert the attention of our management. If we are unsuccessful in establishing or maintaining strategic relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our business, operating results, and financial condition could be adversely affected.

We currently rely on third-party service providers for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our users.

We rely on third parties for various aspects of our business, including payment processors and banks; cloud services and data centers for infrastructure, smart contract development, and website functionality; and external providers for user support, compliance, and product development. Many or all of these third-party service providers are critical of our operations. Because we rely on third parties to provide these services and to facilitate certain of our business activities, we face increased operational risks. We do not directly manage the operation of any of these third parties. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, data theft or loss, break-ins, computer viruses or vulnerabilities in their code, denial-of-service attacks, sabotage, acts of vandalism, loss, disruption, or instability of third-party banking relationships, privacy breaches, service terminations, disruptions, interruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, pandemics, and similar events. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our products and services, impose additional costs or requirements on us or our users, or give preferential treatment to competitors. There can be no assurance that third parties that provide services to us or to our users on our behalf will continue to do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our users on our behalf, such as if third-party service providers close their data center facilities without adequate notice, are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses, or costs to remediate any of the deficiencies, user dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.

Due to unfamiliarity and some negative publicity associated with digital asset platforms, existing and potential users may lose confidence in digital asset platforms.

Unlike securities or other traditional asset exchanges and financial services providers, digital asset platforms are relatively new and, in some jurisdictions, unregulated. While many prominent digital asset platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices, and regulatory compliance, many digital asset platforms do not provide this information, which could result in users making uninformed investment decisions. As a result, the marketplace may lose confidence in digital asset platforms, including prominent platforms that handle a significant volume of digital asset trading. Additionally, digital assets may be more vulnerable than other types of assets to market or price manipulation and other fraudulent practices, due to the lack of regulation globally. Any actual or perceived false trading in trading platforms or any other fraudulent or manipulative acts and practices, and any associated negative publicity, could adversely affect the value of digital assets and/or negatively affect the market perception of such digital assets and, by extension, other digital asset markets and platforms, including our platform. Larger platforms like ours are more appealing targets for hackers and malware. Such attacks could cause users to lose confidence in digital asset platforms.

Additionally, numerous digital asset platforms have been sued, investigated, or shut down due to fraud, manipulative practices, business failure, and security breaches. In many of these instances, users of these platforms were not compensated or made whole for their losses. For example, in November 2022, FTX, a crypto exchange, filed for bankruptcy, and a year later, in November 2023, FTX’s CEO was found guilty of fraud. On March 27, 2023, the CFTC announced the filing of a civil enforcement action in the U.S. District Court for the Northern District of Illinois charging, among others, various entities that operate the Binance platform and Binance’s co-founder and CEO with numerous violations of the U.S. Commodities Exchange Act of 1936 (the “CEA”) and CFTC regulations. Furthermore, on June 5, 2023, the SEC filed a civil complaint in the U.S. District Court for the District of Columbia against Binance and other related entities, as well as its co-founder and CEO. The complaint consisted of thirteen charges, including misleading investors and operating as an unregistered securities exchange, broker and clearing agency in violation of U.S. securities laws. While on May 29, 2025, the SEC dismissed its civil lawsuit, on November 21, 2023, Binance and its CEO pled guilty to federal criminal charges that Binance violated and caused a financial institution to violate the BSA, with Binance entering into a $4.3 billion settlement with the U.S. Justice Department, in addition to the confiscation of certain assets and its CEO resigning and accepting an individual fine of $50 million. Binance also settled with the CFTC on November 21, 2023.

The outcome and results of these and other enforcement actions against digital asset platforms, to the extent not already resolved or dismissed, may have a significant negative impact on the adoption and use of digital assets both globally and within the United States and could negatively impact the liquidity, volatility, and value of such assets. In addition, there have been reports that a significant amount of digital asset trading volume on digital asset platforms is fabricated and false in nature. Such reports may indicate that the market for digital asset platform activities is significantly smaller than otherwise understood.

Negative perception, a lack of stability and standardized regulation in the digital asset industry, and the closure or temporary shutdown of digital asset platforms due to fraud, business failure, hackers or malware, or government mandated regulation, as well as any associated losses suffered by users, may reduce confidence in digital assets and result in greater volatility of the prices of digital assets, including significant depreciation in their value. Any of these events could have a material effect on our business, operating results, and financial condition.

Our users may deposit and withdraw digital assets into and from our platform, and errors that occur with respect to such deposits and withdrawals could result in loss of some or all of a user’s assets, user disputes, and other liabilities, which could adversely impact our business, operating results, and financial condition.

Digital assets are controllable only by the possessor of both the unique blockchain address and the controlling private key relating to the local or online digital wallet in which such a digital asset is held. In order to deposit digital assets held by a user into our crypto exchange or custody platforms, a user must “sign” a transaction that consists of the private key of the wallet from which the user is transferring digital assets, direct the deposit using the blockchain address of a wallet that we control and which we provide to the user, and broadcast the deposit transaction onto the underlying blockchain network. Similarly, to withdraw digital assets from our digital asset exchanges or custody platforms, a user must provide us with the blockchain address of the wallet that the digital assets are to be transferred to, and a party with access to the private keys of a wallet holding the digital asset to be withdrawn is required to “sign” a transaction authorizing the transfer. In addition, some blockchain networks might require additional information to be provided in connection with any transfer of digital assets into or out of our platforms and wallets. Several errors could occur in the process of depositing or withdrawing digital assets into or from our platform, such as typos, mistakes, or failure to include the information required by the blockchain network. For instance, a user may incorrectly enter our wallet’s blockchain address or the desired recipient’s blockchain address when depositing and withdrawing from our platforms, respectively. Alternatively, a user may transfer digital assets to a wallet address that the user does not own, control, or hold private keys to. In addition, each wallet address is only compatible with the underlying blockchain network on which it is created. For instance, a Bitcoin wallet address can only be used to send and receive Bitcoin. If any other or other digital assets are sent to a Bitcoin wallet address, or if any of the foregoing errors occur, such digital assets could be permanently and irretrievably lost with no means of recovery. Such incidents could result in user disputes, damage to our brand and reputation, legal claims against us, and financial liabilities, any of which could adversely affect our business, operating results, and financial condition.

A temporary or permanent blockchain fork to any supported digital asset could adversely affect our business.

Most blockchain protocols, including Bitcoin and Ethereum, are open source. Any user can download the software, modify it, and then propose that Bitcoin, Ethereum, or other blockchain protocols users, miners or validators adopt the modification. When a modification is introduced and a substantial majority of users and miners or validators consent to the modification, the change is implemented, and the Bitcoin, Ethereum, or other blockchain protocol networks, as applicable, remain uninterrupted. However, if less than a substantial majority of users and miners or validators consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., split) of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the Bitcoin, Ethereum, or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s digital asset lacking interchangeability with the other.

We do not guarantee that we will support any fork or provide the benefit of any forked digital asset to our users. However, we have in the past and may in the future continue to be subject to claims by users arguing that they are entitled to receive certain forked or airdropped digital assets by virtue of digital assets that they hold with us. If any users succeed in a claim that they are entitled to receive the benefits of a forked or airdropped digital asset that we do not or are unable to support, we may be required to pay significant damages, fines, or other fees to compensate users for their losses.

A fork may also disrupt networks and our information technology systems, leading to cybersecurity attacks, replay attacks, or security weaknesses, any of which can result in the temporary or even permanent loss of our users’ assets. Such disruption and loss could cause us to be exposed to liability, even in circumstances where we have no intention of supporting an asset compromised by a fork.

We currently support, and expect to continue to support, certain smart contract-based digital assets. If the underlying smart contracts for these digital assets do not operate as expected, or if the fundamental premise of smart contract acceptance or function shifts, our business could be adversely affected.

We currently support, and expect to continue to support, various digital assets that represent units of value on smart contracts deployed on a third-party blockchain. Smart contracts are programs that can store, automatically execute and transfer value, or conduct other operations when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming and design can have damaging effects. For instance, in April 2018, a batch overflow bug was found in many Ethereum-based ERC-20-compatible smart contract tokens that allowed hackers to create many smart contract tokens, causing multiple digital asset platforms worldwide to shut down ERC-20 compatible token trading. Similarly, in March 2020, a design flaw in the MakerDAO smart contract caused forced liquidations of digital assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited digital assets into the smart contract. If any such vulnerabilities or flaws come to fruition, smart contract-based digital assets, including those held by our users on our digital asset exchanges, may suffer negative publicity, be exposed to security vulnerabilities, decline significantly in value, or lose liquidity over a short period of time.

In some cases, smart contracts can be controlled by one or more admin keys or users with special privileges, or “super-users.” These users can unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract. For smart contracts that hold a pool of reserves, these users may also be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super-user or group of core members unilaterally makes adverse changes to a smart contract, the design, functionality, features and value of the smart contract and its related digital assets may be harmed. In addition, digital assets held by the smart contract in reserves may be stolen, misused, burnt, locked up, or otherwise become unusable or irrecoverable. These super-users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super-user privileges of a smart contract, or if a smart contract’s super users or core community members take actions that adversely affect the smart contract, our users who hold and transact in the affected digital assets may experience decreased functionality and value of the applicable digital assets, up to and including a total loss of the value of such digital assets. Although we do not control these smart contracts, any such events could cause users to seek damages against us for their losses, result in reputational damage to us, or in other ways adversely impact our business.

Failure to maintain adequate recordkeeping of electronic communications could expose the Company to regulatory risks and operational liabilities and reduce our ability to address legal actions.

Failure to maintain comprehensive records of written communications, especially those conducted off- channel (e.g., personal phones, private email accounts, or other devices), poses significant risks to us. Inadequate recordkeeping violates regulatory requirements set forth by the SEC. The inability to produce complete and accurate records during examinations can result in enforcement actions, fines, or even revocation of registration. Also, without proper documentation, we may face legal challenges. In the event of disputes, investigations, or litigation, the absence of records can weaken our legal position and hinder effective defense. Failing to capture texts, emails, instant messages, and other off-channel communications also creates operational vulnerabilities. These gaps may lead to misunderstandings, misrepresentations, or unauthorized actions that may cause harm to our brand or harm to our clients. Finally, personal devices used for off-channel communications may lack the same security protocols as firm-managed systems. This increases the risk of data breaches, leaks, or unauthorized access.

If miners or validators of any supported digital asset demand high transaction fees, our operating results may be adversely affected.

We charge dynamic withdrawal fees when a user sends certain digital assets from their Green-X account to a non-Green-X account. We estimate the blockchain network fee based on the cost that we will incur to process the withdrawal transaction on the underlying blockchain network. In addition, we also pay blockchain network fees when we move digital assets for various operational purposes, such as when we transfer digital assets between our hot and cold wallets, for which we do not charge our users. However, fees can be unpredictable and, if miners or validators demand higher transaction fees for recording transactions in the underlying blockchain network, the cost of using the applicable digital asset may increase, and the marketplace may be reluctant to accept such a digital asset as a means of payment. Alternatively, miners or validators could collude in an anti-competitive manner to reject low transaction fees and force users to pay higher fees. While we do not expect such behavior, higher transaction confirmation fees may adversely affect our business. Although we generally attempt to pass blockchain network fees relating to user withdrawals through to our users, if we must pay higher blockchain network fees relating to user withdrawals, we could incur losses associated with the payment of blockchain network fees more than what we currently charge for our services, resulting in adverse impacts on our operating results.

Risks Relating to Regulatory and Legal Matters

The digital asset industry is still novel. As a result, many policymakers are just beginning to consider what a regulatory regime for digital assets would look like and the elements that would serve as the foundation for such a regime. This less developed consideration of digital assets may harm our ability to effectively react to proposed legislation and regulation of digital assets or digital asset platforms adverse to our business.

As digital assets have grown in both popularity and market size, local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of blockchain networks, users and platforms, with a focus on how digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold digital assets for users. Many of these entities have called for heightened regulatory oversight and have issued consumer advisories describing the risks posed by digital assets to users and investors.

Competitors, including traditional financial services, have spent years cultivating professional relationships with relevant policymakers on behalf of their industry so that those policymakers may understand that industry, the current legal landscape affecting that industry, and the specific policy proposals that could be implemented to responsibly develop that industry. The lobbyists working for these competitors have similarly spent years developing and working to implement strategies to advance these industries. Members of the digital asset space have engaged policymakers directly and with the help of external advisors and lobbyists. New laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways that harm the digital asset space or digital asset platforms, which could adversely impact our business. Additionally, our political activities to further our mission may be perceived unfavorably by investors and the public and have an adverse impact on our brand and reputation.

The 2024 U.S. presidential election and change of administration could have a significant impact on the digital asset industry, which will depend on the approach the new administration takes with respect to the industry. Although it appears that the current Chair of the SEC is taking a different approach to digital assets than was undertaken by the previous Chair, including with respect to rulemaking, formal and informal guidance, and enforcement decisions, there can be no assurance that the current Chair or the current administration will ultimately enact rules or regulations that take a more favorable or significantly different approach toward the digital asset industry than the previous administration.

It may be illegal now, or in the future, to acquire, own, hold, sell, or use bitcoin or other digital assets, participate in blockchains or utilize similar digital assets in one or more countries, which would adversely affect our business operations.

As digital assets have grown in both popularity and market size, governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the United States, they are subject to evolving regulatory requirements. As digital assets have grown in popularity and market size, the U.S. Congress, U.S. financial regulators, and certain U.S. agencies have begun to examine digital assets in greater detail.

One or more countries, including but not limited to China, which have taken harsh regulatory action in the past, may take future regulatory actions that could severely restrict the right to acquire, own, hold, sell, or use these digital assets or to exchange them for fiat currency. In many nations, particularly in China, it is illegal to accept payment in cryptocurrencies for consumer transactions, and banking institutions are barred from accepting deposits of digital assets. Such restrictions may adversely affect us, as the large-scale use of digital assets as a means of exchange is presently confined to certain regions globally.

A particular digital asset, digital asset transaction, or product or service offering status as a security or sold as part of a securities transaction in any relevant jurisdiction is subject to a high degree of uncertainty. If we incorrectly conclude that a digital asset, digital asset transaction, or product or service offering is not offered and sold as a security or securities transaction, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

Several jurisdictions have taken a broad-based approach to classifying digital assets transactions, products, and services as securities or subject to their securities laws, while other jurisdictions have adopted a narrower approach. As a result, certain digital asset transactions, products or services may be deemed to be a security or securities transaction under the laws of some jurisdictions but not others. Determining whether any given digital asset is offered and sold in a securities transaction is a highly complex, fact-driven analysis, the outcome of which is difficult to predict and may evolve over time based on changes in a particular crypto asset and the way in which it is offered and sold. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. For example, the SEC and its staff have previously taken the position that transactions involving many digital assets fall within the definition of a security under the U.S. federal securities laws. Alternatively, SEC officials have also indicated or implied through various media that it does not consider transactions in bitcoin or ether to be offered and sold in securities transactions. More recently, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the current Chairman of the SEC has stated he believes most digital assets are not securities; however, this is not an official statement by the SEC, may not represent the agency’s views, and does not bind it. As a result, there is little certainty under applicable legal tests whether certain digital assets are or are not offered and sold in securities transactions, and any such determination has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing of such assets, including licensing, registration, and qualification requirements.

We have policies and procedures to analyze whether transactions in each digital asset on our platform, as well as our products and services, could be deemed to be a security under applicable laws. Although we perform ongoing monitoring of digital assets supported on our platform and we maintain a listing and delisting policy, our policies and procedures do not constitute a legal standard but rather represent our company-developed assessment regarding the likelihood that a particular digital asset transaction, product, or service should be deemed a security or securities transaction under applicable laws. In the event that we determine that a supported digital asset has been ultimately determined to be a security or that the continued offering or sale of a digital asset presents a significant risk to us or our users, we aim to take prompt action to discontinue the trading of the digital asset. Regardless of our conclusions or actions, we could be subject to legal or regulatory action in the event the SEC, state regulators, a foreign regulatory authority, or a court were to determine that a digital asset transaction, product, or service currently or previously offered, sold, or traded on our platform is a securities transaction under applicable laws. In addition, such policies and procedures may not be sufficient to mitigate and address all risks.

A determination by a regulatory authority or court that transactions in a digital asset that we currently support on our platform constitute securities transactions may also result in us determining that it is advisable to remove such digital asset from our platform, as well as digital assets that have similar characteristics to such digital asset that was determined to be a security.

Investors should carefully consider the foregoing risks together with the other information set forth in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, including our condensed consolidated financial statements and the related notes appearing elsewhere herein.

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

For the period ended September 30, 2025, the Company issued 700,000 shares of its Common Stock for total proceeds of $760,000. The proceeds aim to fund the expansion of the Company’s operations.

On October 1, 2025, the Company entered into subscription agreements with four individual investors, providing for the private placement of an aggregate of 100,000 shares of the Company’s Common Stock, par value $0.0001, at a per share purchase price of $1.30.

After September 30, 2025, and as of the date of this report, the Company issued an additional 100,000 shares of its Common Stock for total proceeds of $130,000. The proceeds aim to fund the expansion of the Company’s operations.

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

Greenpro Capital Corp.

Date: November 13, 2025	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

