Form 10-K
period 2025-12-31
Greenpro Capital Corp.
filed 2026-03-30
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was $7,592,303, based on the last reported sale price of $1.57 per share.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 30, 2026, there were 8,625,813 shares of the registrant’s Common Stock issued and outstanding.

Greenpro Capital Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this Annual Report and in our other filings with the Securities and Exchange Commission (“SEC”).

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Annual Report to:

●	The “Company,” “we,” “us,” or “our,” “Greenpro” are references to Greenpro Capital Corp., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.0001, of the Company;

●	“HK” refers to Hong Kong;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Corporate History

We were incorporated on July 19, 2013, in the state of Nevada under the name “Greenpro, Inc.”. On May 6, 2015, we changed our name to “Greenpro Capital Corp.”. Our corporate structure is set forth below:

GREENPRO GROUP ORGANIZATION CHART

As of December 31, 2025

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
GREENPRO SPARKLE INSURANCE BROKERS LIMITED
綠專耀星保險顧問有限公司
(Incorporated in Hong Kong)
(FORMER NAME: SPARKLE INSURANCE BROKERS LIMITED)
100%
GREENPRO FAMILY OFFICE LIMITED
綠專家族管理服務有限公司
(Incorporated in Hong Kong)
100%
GREENPRO FINANCIAL CONSULTING LIMITED
綠專財務顧問有限公司
(Incorporated in Belize)
100%
FORWARD WIN INTERNATIONAL LIMITED
協旺國際有限公司
(Incorporated in Hong Kong)
100%
GLOBAL BUSINESS HUB LIMITED
(Incorporated in Labuan

A list of our group, including all subsidiaries with a brief description of respective businesses, is set forth below:

Name (Domicile)	Business

Greenpro Capital Corp. (Nevada, USA)	Provides financial consulting services and corporate services.

Greenpro Resources Limited (British Virgin Islands)	A holding company.

Greenpro Holding Limited (Hong Kong)	A holding company.

Greenpro Resources (HK) Limited (Hong Kong)	Holds intellectual property and currently holds six trademarks and related applications.

Greenpro Resources Sdn. Bhd. (Malaysia)	Holds investment in commercial real estate in Malaysia.

Greenpro Management Consultancy Limited (China)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory services in China.

Shenzhen Falcon Financial Consulting Limited (China)	Provides Hong Kong company formation advisory services and company secretarial services and financial services. It focuses on clients in China.

Greenpro ESG Solutions Sdn. Bhd. (formerly known as Greenpro Global Capital Sdn. Bhd.) (Malaysia)	Provides corporate advisory services such as company review, bank loan advisory and bank products analysis services.

Greenpro New Finance Academy Limited (formerly known as Greenpro Synergy Network Limited) (Hong Kong)	Provides a borderless platform through networking events and programs in Hong Kong.

Greenpro Financial Consulting (Shenzhen) Limited (formerly known as Greenpro Synergy Network (Shenzhen) Limited) (China)	Provides corporate advisory services such as tax planning, cross-border listing solution and financial consulting for clients in China.

Asia UBS Global Limited (Hong Kong)	Provides business advisory services with a focus on Hong Kong company formation advisory and company secretarial services, such as tax planning, bookkeeping and financial review. It focuses on Hong Kong clients.

Asia UBS Global Limited (Belize)	Provides business advisory services with a focus on offshore company formation advisory and company secretarial services, such as tax planning, bookkeeping and financial review. It focuses on Southeast Asia and clients in China.

Falcon Corporate Services Limited (Hong Kong)	Provides offshore company formation advisory services and company secretarial services to clients based in Hong Kong and China.

Falcon Accounting & Secretaries Limited (formerly known as Falcon Secretaries Limited) (Hong Kong)	Provides company formation advisory services and company secretarial services in Hong Kong.

Greenpro Sparkle Insurance Brokers Limited (Hong Kong)	Provides insurance brokerage services with an insurance broker license in Hong Kong.

Greenpro Family Office Limited (Hong Kong)	Provides multi-family office services such as wealth planning and administration, asset protection and performance monitoring, charity services, trusteeship and risk management, investment planning and business support services.

Greenpro Financial Consulting Limited (Belize)	Provides corporate advisory services such as tax planning, cross-border listing solution and advisory transaction services.

Greenpro Capital Village Sdn. Bhd. (Malaysia)	Provides business consulting and advisory services in Malaysia.
Green-X Corp. (Malaysia)	A licensed asset platform operator under Labuan Financial Services Authority (LFSA), Malaysia.
Greenpro Venture Capital Limited (Anguilla)	A holding company.

Forward Win International Limited (Hong Kong)	Holds investment in commercial real estate in Hong Kong.

Global Business Hub Limited (Malaysia)	Develops a digital banking business in Malaysia.

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

Greenpro Financial Consulting Limited, a Belizean company

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

Greenpro Management Consultancy Limited, a Shenzhen, China-based company

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

Incorporation of Greenpro Venture Capital Limited, an Anguilla company

On September 5, 2014, Greenpro Venture Capital Limited (“GVCL”) was founded and incorporated by our directors, Messrs. Lee and Loke in Anguilla.

Incorporation and restructure of VIE, Greenpro New Finance Academy Limited, a Hong Kong company, and its wholly owned subsidiary, Greenpro Financial Consulting (Shenzhen) Limited (formerly known as Greenpro Synergy Network (Shenzhen) Limited), a Shenzhen, China-based company

On March 2, 2016, Greenpro New Finance Academy Limited (formerly known as Greenpro Synergy Network Limited) (“GNFA”) was incorporated in Hong Kong, as a variable interest entity (the “VIE”), which is required to consolidate with the Company. The principal activity of GNFA is to provide a borderless platform through networking events and programs in Hong Kong. The Company controlled GNFA through a series of contractual arrangements (the “VIE Agreements”) between Greenpro Holding Limited, a subsidiary of the Company (“GHL”), and GNFA. Our directors, Messrs. Lee and Loke, are also the shareholders of GNFA.

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

Incorporation of Green-X Corp., a Labuan, Malaysian company

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

Acquisition of A&G International Limited, a Belizean company

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

Acquisition of Falcon Accounting & Secretaries Limited (formerly known as Falcon Secretaries Limited) and Falcon Corporate Services Limited (formerly known as Ace Corporate Services Limited), Hong Kong companies, and Shenzhen Falcon Financial Consulting Limited, a Shenzhen, China-based company

On September 30, 2015, we acquired all the issued and outstanding securities of Falcon Secretaries Limited (renamed to Falcon Accounting & Secretaries Limited on February 25, 2020), Ace Corporate Services Limited (renamed to Falcon Corporate Services Limited on August 26, 2016) and Shenzhen Falcon Financial Consulting Limited (these companies, collectively known as “F&A”). As consideration thereto, we issued to Ms. Chen Yanhong, a sole shareholder of F&A (“Ms. Chen”), 208,020 shares of our restricted Common Stock, representing an aggregate purchase price of $1,081,704 based on the average closing price of the ten trading days preceding the date of the acquisition agreement on July 31, 2015, of $5.2 per share. The purchase price was determined based on the business value generated by F&A at the time of acquisition. The acquisition was accounted for as a transfer among entities under common control.

Ms. Chen, a director and sole shareholder of F&A, is also a director and legal representative of Greenpro Management Consultancy Limited, one of our subsidiaries in Shenzhen, China.

Acquisition of Greenpro ESG Solutions Sdn. Bhd., (formerly known as Greenpro Global Capital Sdn. Bhd.) a Malaysian company

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

Acquisition of Greenpro Sparkle Insurance Brokers Limited (formerly known as Sparkle Insurance Brokers Limited), a Hong Kong company

On January 2, 2019, the Company acquired Sparkle Insurance Brokers Limited (renamed Greenpro Sparkle Insurance Brokers Limited on April 4, 2019) (“Sparkle”) from Mr. Teh Boo Yim and Ms. Teh Jocelyn Nga Man, the former 100% shareholders of Sparkle for total consideration of $170,322, made up of $129,032 in cash and the issuance of 860 shares of the Company’s Common Stock valued at $41,290. The shares were valued based on the closing price of the Company’s Common Stock of $48 per share at acquisition. The acquisition was accounted for as a transfer among entities under common control. The Company aims to expand its long-term and general insurance services through the acquisition of Sparkle.

Acquisition of Forward Win International Limited, a Hong Kong company

On February 25, 2015, we acquired 60% of the issued and outstanding shares of Forward Win International Limited, a Hong Kong company (“FWIL”) at a consideration of $774. FWIL is principally engaged in commercial real estate investments in Hong Kong.

On April 15, 2024, we acquired the remaining 40% shares of FWIL from the non-controlling interest (the “NCI”) in exchange for a distribution of 40% of FWIL’s real estate properties as consideration of its acquisition and settlement of a loan from the NCI.

Acquisition of Global Business Hub Limited, a Labuan, Malaysian company

On June 6, 2024, we acquired Global Business Hub Limited (“GBHL”) from our Chief Executive Officer and director, Mr. Lee Chong Kuang for a price of $100. We acquired GBHL and aim to develop a digital banking business in Malaysia.

Acquisition, disposal, and reacquisition of Greenpro Capital Village Sdn. Bhd. (formerly known as Weld Asia Global Advisory Sdn. Bhd.), a Malaysian company

On February 25, 2013, Greenpro Financial Consulting Limited, a subsidiary of the Company, acquired 100% of Weld Asia Global Advisory Sdn. Bhd., a Malaysian company, from its shareholders, Mr. Lee Chong Kuang, and his spouse, Ms. Yap Pei Ling, for MYR2 (approximately $0.50). At the time of the acquisition, Mr. Lee Chong Kuang was the Company’s Chief Executive Officer, President and director and the acquisition was accounted for as a transfer among entities under common control.

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

Acquisitions of other investments

	Name (Domicile)	Acquisition Date	Equity Interest	Business
1.	Greenpro Trust Limited	March 30, 2015	8.33%	Provides trusteeship, custodial and fiduciary services.
	(Hong Kong)	April 13, 2016	2.78%
2.	Millennium Fine Art Inc. (Wyoming, USA)	June 29, 2020	4.65%	Invests in art (Millennium Sapphire).
3.	Ata Plus Sdn. Bhd. (Malaysia)	July 8, 2020	4.45%	Provides an online equity crowd funding platform to assist small to medium-sized enterprises (SMEs) to access funding through its platform.
4.	Global Leaders Corporation (Nevada, USA)	August 30, 2020	5.83%	Provides training and consulting services.
5.	First Bullion Holdings Inc.	October 19, 2020	10%	Provides cryptocurrency trading and digital asset exchange services.
	(British Virgin Islands)	February 17, 2021	8%
6.	New Business Media Sdn. Bhd. (Malaysia)	November 1, 2020	18%	Provides a capital market-focused portal to browse business markets or corporate news.
7.	Angkasa-X Holdings Corp. (British Virgin Islands)	February 3, 2021	12.18%	Provides turnkey services, from strategic satellite anchor station solutions to fully deployable, integrated tactical platform solutions.
8.	Ata Global Inc. (Nevada, USA)	July 30, 2021	5%	Provides financial technology (FinTech) services.
9.	catTHIS Holdings Corp. (Nevada, USA)	August 27, 2021	1.58%	Provides a digital catalog management platform for users to upload, share and retrieve digital catalogs from any device.
10.	ACT Wealth Academy Inc. (Nevada, USA)	February 21, 2022	9.8%	Provides training, seminars, events and academies in fields related, but not limited to, financial and wealth.
11.	Best2bid Technology Corp. (Nevada, USA)	June 9, 2022	9.17%	Provides an online bidding platform for the art and creative industry stakeholders.
12.	SEATech Ventures Corp. (Nevada, USA)	August 8, 2024	3.46%	Provision of mentoring and incubation services to clients.

1.	Acquisition of Greenpro Trust Limited

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

On April 13, 2016, another wholly owned subsidiary of the Company, Asia UBS Global Limited, a Belizean company (“AUB”), acquired 100,000 shares, representing approximately 3% of the issued and outstanding shares of GTL for HK$100,000 (approximately $12,903) or HK$1 per share.

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

From 2023 to 2024, our investment value in GTL remained the same at $11,981 as no impairment indicator occurred during these two years.

For the year ended December 31, 2025, the Company recognized an impairment of $11,981 for the investment in GTL due to GTL’s failure to provide updated financial statements for evaluation. As a result, our investment in GTL was fully impaired with a nil value as of December 31, 2025.

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

For the year ended December 31, 2023, the Company recognized an impairment of $4,000,000 for the investment in MFAI due to continuing losses incurred by MFAI and uncertainty of the existence of the Millennium Sapphire. As a result, our investment in MFAI was recorded with a nil value as of December 31, 2023.

As of December 31, 2025 and 2024, our investment in MFAI remains at nil value.

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

As of December 31, 2025, and 2024, our investment in APSB remains the same with a nil value.

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

For the year ended December 31, 2024, the Company recognized an impairment of $900 for the investment in GLC due to its continuous losses and stockholders’ deficit. As a result, our investment in GLC was fully impaired with a nil value as of December 31, 2024.

As of December 31, 2025, our investment in GLC remains the same with a nil value.

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

On February 26, 2021, the Company issued additional 34,259 shares of its restricted Common Stock to two designees of Mr. Tang at $27 per share (valued at approximately $925,000). Therefore, GVCL, in aggregate, holds 360,000 ordinary shares of FBHI, representing 18% of the total issued and outstanding shares of FBHI. The investment was recognized at a historical cost of $2,289,500 under other investments.

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

As of December 31, 2025, and 2024, our investment in FBHI remains the same with a nil value.

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

For the year ended December 31, 2024, the Company recognized an impairment of $82,000 for the investment in NBMSB due to NBMSB’s failure to provide updated financial statements for evaluation. As a result, our investment in NBMSB was fully impaired with a nil value as of December 31, 2024.

As of December 31, 2025, our investment in NBMSB remains the same with a nil value.

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

For the year ended December 31, 2024, the Company recognized an impairment of $2,800 for the investment in Angkasa-X due to its continuous losses and stockholders’ deficit. As a result, our investment in Angkasa-X was fully impaired with a nil value as of December 31, 2024.

As of December 31, 2025, our investment in Angkasa-X remains the same with a nil value.

8.	Acquisition of Ata Global Inc.

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

For the year ended December 31, 2024, the Company recognized an impairment of $225 for the investment in Ata Global due to its failure to provide updated financial statements for evaluation. As a result, our investment in Ata Global was fully impaired with a nil value as of December 31, 2024.

As of December 31, 2025, our investment in Ata Global remains the same with a nil value.

9.	Acquisition of catTHIS Holdings Corp.

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

For the year ended December 31, 2024, the Company recognized an impairment of $200 for the investment in catTHIS due to its continuous loss and stockholders’ deficit. As a result, our investment in catTHIS was fully impaired with a nil value as of December 31, 2024.

As of December 31, 2025, our investment in catTHIS remains the same with a nil value.

10.	Acquisition of ACT Wealth Academy Inc.

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

For the year ended December 31, 2024, the Company recognized an impairment of $600 for the investment in ACT Wealth due to its failure to provide updated financial statements for evaluation. As a result, our investment in ACT Wealth was fully impaired with a nil value as of December 31, 2024.

As of December 31, 2025, our investment in ACT Wealth remains the same with a nil value.

11.	Acquisition of Best2bid Technology Corp.

On June 9, 2022, GVCL entered into a subscription agreement with Best2bid Technology Corp., a Nevada corporation, which provides an online bidding-cum-e-commerce platform enabling participants to auction or sell their merchandise to bidders (“Best2bid”). Pursuant to the agreement, GVCL acquired 5,500,000 shares of common stock of Best2bid at a price of $550 or $0.0001 per share.

Upon acquisition, the Company recorded the investment in Best2Bid at a historical cost of $550 under other investments.

For the year ended December 31, 2024, the Company recognized an impairment of $550 for the investment in Best2bid due to its failure to provide updated financial statements for evaluation. As a result, our investment in Best2bid was fully impaired with a nil value as of December 31, 2024.

As of December 31, 2025, our investment in Best2bid remains the same with a nil value.

12.	Acquisition of SEATech Ventures Corp.

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

For the year ended December 31, 2025, the Company recognized an impairment of $92 for the investment in SEATech due to its continuous losses and stockholders’ deficit. As a result, our investment in SEATech was fully impaired with a nil value as of December 31, 2025.

Acquisition and disposal of other investment

Acquisition and disposal of Jocom Holdings Corp.

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

For the year ended December 31, 2024, the Company recognized an impairment of $150 for the investment in Jocom due to its continuous losses and stockholders’ deficit. As a result, our investment in Jocom was fully impaired with a nil value as of December 31, 2024.

On January 24, 2025, GVCL sold all 1,500,000 shares of Jocom’s common stock to an unrelated party, Chu, Hon Pong, at a price of $39,950. As a result, GVCL recognized a gain on disposal of other investment of $39,800 and a reversal of impairment of investment of $150 for the year ended December 31, 2025.

Recent Developments

Subsequent to December 31, 2025, on February 13, 2026, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Forekast Limited, a company incorporated in the British Virgin Islands (“Forekast”), and the shareholders of Forekast listed on Annex A thereto (the “Forekast Shareholders”).

Upon closing of the transactions contemplated by the Share Exchange Agreement, the Company will acquire from the Forekast Shareholders a number of Forekast ordinary shares sufficient to result in the Company owning approximately 13.6% of Forekast’s outstanding equity interests on a fully diluted basis as of the closing date. In consideration thereof, the Company will issue an aggregate of 8,500,000 shares of its common stock (the “Exchange Shares”) to the Forekast Shareholders

This transaction, if completed, is intended to expand the Company’s investment portfolio and provide exposure to additional strategic opportunities aligned with our advisory, consulting, and venture capital activities. The closing is subject to customary conditions, including an outside date of March 31, 2026. For additional details, see the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2026, and Note 14 – Subsequent Events to the consolidated financial statements.

Business Overview

Since 2024, through our Labuan subsidiary, Green-X Corp. (“Green-X”), we have launched our blockchain initiative in Indonesia by conducting training programs in collaboration with institutions like Dubai Blockchain Center. We also signed a strategic agreement with Pondok Pesantren Darul Fiqhi to promote blockchain technology through Islamic boarding schools. Additionally, we plan to implement a Brunei Darussalam, Indonesia, Malaysia and the Philippines East ASEAN Growth Area (BIMP-EAGA) digital wallet in Indonesia, that facilitates and enables us to raise funds through digital means by issuing or offering Shariah-compliant securities token (RAMZ) in Labuan International Business and Financial Centre (Labuan IBFC).

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

Key Highlights of Green-X DAX and Shariah Compliance

●	The platform adopts the contract of Ijarah, which shall be subject to all rules and requirements relating thereto.

●	Ijarah is a contract that involves the hiring of services from an entity for a specified period, in exchange for a fee (ujrah). This contract enables Green-X, as a platform provider, to offer its services, including but not limited to the facilitation of security-token trading, benefits, and platform access to counterparties, such as Listing Sponsors, Issuers and Investors, in exchange for a fee.

●	Digital assets:

i.	The digital assets consist of cryptocurrencies, stablecoins and security tokens.

ii.	Cryptocurrencies (digital currencies) are recognized as assets (mal) from the Shariah perspective.

iii.	Cryptocurrencies that are based on technology without any underlying assets are categorized as goods (`urudh) and not subject to the principle of currency exchange (bay` al-sarf).

iv.	Stablecoins are a type of cryptocurrency whereby their values are pegged and/or backed to another currency or commodity.

v.	In the event that the stablecoins’ values are:

a)	pegged and backed by ribawi items comprising gold, silver and currency, such as Tether, which is pegged and backed to USD, it is categorized as a currency from the Shariah perspective and subject to the principle of currency exchange, which is the same value of the same type and on a spot basis.

b)	pegged and/or backed by non-ribawi items, such as crude oil, it is categorized as goods and not subject to the principle of currency exchange.

vi.	The security tokens can be categorized into two categories:

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
Investor (B)
5
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

On June 15, 2024, Green-X entered into a sale and purchase agreement with a founder of a Delaware company, Dignity Corp. (referred to as “Seller”) and subsequently on December 12, 2024, entered into a supplementary agreement with the Seller (collectively, the “SPA”). Pursuant to the SPA, in consideration of the total token of four million (4,000,000) in our digital assets, GX Token, paid and / or exchange by Green-X, and in consideration of the total token five million (5,000,000) in Dignity Token, an asset-backed crypto security token (“DiGau”), The Seller grants to Green-X an option whereby Green-X may at the end of sixty (60) months of period, with consent from both parties require the Seller to exchange back whichever balance of GX Token back to Green-X and vice versa (the “Option”).

DiGau was initially traded on the Green-X digital asset exchange (“Green-X DAX”) platform on April 10, 2024, with a closing price of $2.3204 per token. As of December 31, 2025, and 2024, DiGau was traded on the Green-X DAX platform with a closing price of $9.5934 and $3.9006 per token, respectively.

Based on the pricing data from CoinGecko, a cryptocurrency data aggregator, DiGau’s closing price on December 31, 2025, was $9.05 per token.

Despite the token exchange, DiGau was not recognized in our consolidated balance sheets as of December 31, 2025, and 2024, respectively, as the transaction did not meet the criteria for asset recognition. As of the date of this report, we have not yet determined the value of DiGau due to a lack of observable market transactions and price information. As a result, the transaction was not disclosed in our consolidated financial statements for the years ended December 31, 2025, and 2024, respectively.

We do not expect that the exclusion of the transaction will have a significant effect on our consolidated financial statements as of December 31, 2025, and 2024, respectively.

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

There is a growing market in Asia for companies who are seeking to go public and become listed on a recognized exchange in a foreign jurisdiction. We see tremendous opportunity to the extent that this trend continues worldwide. With respect to cross-border listing advisory services, we assist private companies in their desire to list and trade on public exchanges, including the NASDAQ and OTC Markets in the United States. The Jumpstart Our Business Startups Act, or JOBS Act, signed in 2012, eases the initial public offering (“IPO”) process for “emerging growth companies” and reduces their regulatory burden, (2) improves the ability of these companies to access capital through private offerings and small public offerings without SEC registration, and (3) allows private companies with a substantial shareholder base to delay becoming a public reporting company.

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

Our business processes for our investment strategy in select start-up and high-growth companies are as follows:

●	Step 1. Generating Deal Flow: We expect to actively search for entrepreneurial firms and to generate deal flow through our business incubator and the personal contacts of our executive team. We also anticipate that entrepreneurs will approach us for financing.

●	Step 2. Investment Decision: We will evaluate, examine, and engage in the diligence of a prospective portfolio company, including but not limited to product/service viability, market potential and integrity as well as the capability of the management. After that, both parties arrive at an agreed value for the deal. Following that is a process of negotiation which, if successful, ends with capital transformation and restructuring.

●	Step 3. Business Development and Value Adding: In addition to capital contribution, we expect to provide expertise, knowledge, and relevant business contacts to the company.

●	Step 4. Exit: There are several ways to exit an investment in a company. Common exits are:

◌	Initial Public Offering (IPO): The company’s shares are offered in a public sale on an established securities market.

◌	Trade sale (Acquisition): The entire company is sold to another company.

◌	Secondary sale: The company’s firm sells only part of its shares.

◌	Buyback or management buyout (MBO): Either the entrepreneur or the management of the company buys back the company’s shares in the firm.

◌	Reconstruction, liquidation, or bankruptcy: If the project fails, the company will restructure or close its operations.

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

We generated revenues of $2,073,557 and $3,496,405 during the fiscal years ended December 31, 2025, and 2024, respectively. We are not a party to any long-term agreements with our customers.

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

We are required to make MPF contributions for our Hong Kong employees once every contribution period (generally the wage period). Employers and employees are each required to make regular mandatory contributions of 5% of the employee’s relevant income to an MPF scheme, subject to the minimum and maximum relevant income levels. For a monthly-paid employee, the minimum and maximum relevant income levels are $7,100 and $30,000, respectively.

We comply with the above applicable ordinances and regulations in Hong Kong and have not been involved in any lawsuit or prosecuted by the local authority resulting from any breach of the ordinances and regulations.

Malaysia

Our businesses located in Malaysia are subject to the general laws in Malaysia governing businesses including labor, occupational safety and health, general corporations, intellectual property, and other similar laws including the Computer Crime Act 1997 and The Copyright (Amendment) Act 1997. We believe that the focus of these laws is censorship in Malaysia; however, we believe this does not impact our businesses because the censorship focus is on media controls and does not relate to cloud-based technology which we plan to use.

Our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities, and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats. Such regulation may result in higher than anticipated administrative and operational costs.

We comply with the above applicable ordinances and regulations in Malaysia and have not been involved in any lawsuit or prosecuted by the local authority resulting from any breach of the ordinances and regulations.

China

A portion of our acquired businesses are in China and subject to the general laws in China governing businesses including labor, occupational safety and health, general corporations, intellectual property, and other similar laws.

Employment Contracts

The Employment Contract Law was promulgated by the National People’s Congress’ Standing Committee on June 29, 2007, and took effect on January 1, 2008, and was revised at the 30th meeting of the Standing Committee of the 11th National People’s Congress on December 28, 2012. The Employment Contract Law governs labor relations and employment contracts (including the entry into, performance, amendment, termination, and determination of employment contracts) between domestic enterprises (including foreign-invested companies), individual economic organizations and private non-enterprise units (collectively referred to as the “employers”) and their employees.

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

b. Right to non-fixed term contracts

Under the Employment Contract Law, an employee may request a non-fixed term contract without an employer’s consent to renew, if the employee has worked for ten consecutive years. In addition, when signing the third employment contract, the employee is also entitled to a non-fixed term contract with an employer if he has completed two fixed-term employment contracts with such employer. Under the non-fixed term contract period, the employer shall not arbitrarily terminate the employment, unless the employee is dismissed under any of the following situations: (1) serious violations of the employer’s rules and regulations; (2) serious dereliction of duty, embezzlement, and causing significant harm to the employer; (3) establishing employment relations with other employers at the same time, which seriously affects the completion of the work tasks of the unit, or refusing to make corrections upon request by the employer; (4) employers who use fraudulent or coercive means or take advantage of others, to force the employer to enter into or modify employment contracts against their true intentions. Unless the employee requests to enter a fixed-term contract, an employer who fails to enter a non-fixed term contract pursuant to the Employment Contract Law is liable to pay the employee double his/her salary from the date the employment contract should be renewed a non-fixed term.

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

d. Trade union and collective employment contracts

Under the Employment Contract Law, a trade union may seek arbitration and litigation to resolve any dispute arising from a collective employment contract provided that such dispute fails to be settled through negotiations. Employment Contract Law also permits a trade union to enter a collective employee contract with an employer on behalf of all the employees.

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

On October 28, 2010, the National People’s Congress of China promulgated the PRC Social Insurance Law, which became effective on July 1, 2011. The decision to amend the Social Insurance Law of the People’s Republic of China was made by the Standing Committee of the National People’s Congress on December 29, 2018, and came into effect on December 29, 2018. In accordance with the PRC Social Insurance Law, the Interim Regulations on the Collection and Payment of Social Security Fund and other relevant laws and regulations, China establishes a social insurance system including basic pension insurance, basic medical insurance, work-related injury insurance, unemployment insurance and maternity insurance. An employer shall pay the social insurance for its employees in accordance with the rates provided under relevant regulations and shall withhold the social insurance that should be assumed by the employees. The authorities in charge of social insurance may request an employer’s compliance and impose sanctions if such an employer fails to pay and withhold social insurance in a timely manner. Under the Regulations on the Administration of Housing Fund effective in 1999, as amended in 2002, and it was revised again by the State Council in 2019 and implemented on March 24, 2019. PRC companies must register with applicable housing fund management centers and establish a special housing fund account in an entrusted bank. All employees of PRC companies are required to contribute to the housing funds, and PRC companies are required to make contributions to the housing funds for their employees.

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

Seasonality

Our businesses are not subject to seasonality.

Employees

As of March 30, 2026, we have 41 employees, located in the following territories:

Country/Territory	Number of Employees
Malaysia	7
China	25
Hong Kong	9

As a result of the Employment Contract Law, all our employees in China have executed standard written employment agreements with us.

We are required to contribute to the Employees Provident Fund (EPF) under a defined contribution pension plan for all eligible employees in Malaysia between the ages of 18 and 55. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. The participants are entitled to all our contributions together with accrued returns regardless of their length of service with the Company. For the years ended December 31, 2025, and 2024, the contributions were $21,583 and $27,070, respectively.

We are required to contribute to the Mandatory Provident Fund (MPF) for all eligible employees in Hong Kong between the ages of 18 and 65. We are required to contribute a specified percentage of the participant’s income based on their ages and wage levels. For the years ended December 31, 2025, and 2024, the MPF contributions by the Company were $19,942 and $23,385, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

We are required to contribute to the Social Insurance Schemes and Housing Fund Schemes for all eligible employees in the PRC. For the years ended December 31, 2025, and 2024, the contributions were $53,269 and $41,768, respectively.

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

We are in the process of conducting the following development plans.

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

We plan to further expand our corporate finance services business. Our corporate finance services include financial advisory services relating to listings in the US capital markets (NYSE, NASDAQ or OTC Markets) or listings in Hong Kong, mergers and acquisitions, investment valuation, project management, and other financial advisory services. We intend to enhance our corporate finance business in China, Hong Kong, Malaysia, and Thailand, by engaging in more marketing activities and expanding our business network to these regions.

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

●	Wealth Management Portfolio Development. The increase in the number of high-net-worth individuals in the Asia Pacific Region has created opportunities and needs for cross-border wealth management services. Leveraging our competitive advantages with integrated financial services and strategic offices, we look forward to enhancing our strategic development in wealth management, fund management, and asset management businesses. We continue to look for partnerships to explore the potential of wealth management, fund management and asset management services, and provide assistance with our affiliates’ customized wealth creation, wealth protection and wealth succession solutions for medium, high, and ultra-high net worth individuals/families in the Asian region. We also expect to put more effort into the development of our Wealth Network Database focusing on wealth-related information sharing.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and elsewhere in this Annual Report, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks, and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

Risks Related to Natural Disasters and Public Health Crises

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

As of and for the year ended December 31, 2025, we recorded a net loss of $2,982,333, an accumulated deficit of $40,246,712 and a negative cash flow of $1,790,250 in operating activities. We expect we may incur operating losses and negative operating cash flows for the near future, and we may not achieve profitability. We also expect we may experience negative cash flow for the near future due to operating losses and capital expenditure. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact on the value of our business.

We may not be able to continue to operate as a going concern.

For the year ended December 31, 2025, the Company recorded a net loss of $2,982,333 and used cash in operating activities of $1,790,250, and as of December 31, 2025, we incurred an accumulated deficit of $40,246,712. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2025 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due. No assurance that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory for the Company. Even if the Company can obtain additional financing, if necessary, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

Due to the highly volatile nature of the crypto economy and the prices of crypto assets, our operating results have and will continue to fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader crypto economy. Our operating results will continue to fluctuate significantly because of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

● crypto trading activity, including trading volume and the prevailing trading prices for crypto assets, which can be highly volatile;

● our ability to attract, maintain, grow, and engage our customer and developer base;

● changes in the legislative or regulatory environment, or actions by U.S. or foreign governments or regulators, including fines, orders, or consent decrees;

● regulatory changes or scrutiny that impact on our ability to offer certain products or services;

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

We intend to incorporate open-source software onto our platform. Although we monitor our use of open source closely, the terms of many open-source licenses have not been interpreted by U.S. courts or jurisdictions elsewhere, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our services. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open-source software incorporated into our products. In either event, we may be required to seek licenses from third parties to continue our services in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results, and financial condition.

We also intend to incorporate certain third-party technologies, including software programs, into our website and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in the release of our platform until equivalent technology is identified, licensed, or developed, and integrated into our current products. These delays if they occur could materially adversely affect our business, operating results, and financial condition. Any disruption in our access to software programs or third-party technologies could result in significant delays in the release of our platform and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our products any other software program licensed from a third party, and the use of such software program is necessary for the proper operation of our appliances, then our loss of any such license would adversely affect our ability to release our products in a timely fashion.

The security of our computer systems may compromise and harm our business.

A huge portion of our business operations is conducted using our computer network. Although we intend to implement security systems and procedures to protect the confidential information stored on these computer systems, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties. As well, they may be able to create system disruptions, shutdowns, or effect denial of service attacks. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our networks or client computers, or otherwise exploit any security vulnerabilities, or misappropriate and distribute confidential information stored on these computer systems. Any of the foregoing factors could result in damage to our reputation and customer confidence in the security of our products and services and could require us to incur significant costs to eliminate or alleviate the problem. Additionally, our ability to transact business may be adversely affected. Such damages, expenditures and business interruption could seriously impact on our business, financial condition, and results of operations.

Adverse development in our existing areas of operation could adversely impact our results of operations, cash flows, and financial condition.

Our operations focus on utilizing the sales efforts which are principally located in Southeast Asia and East Asia. As a result, the results of our operations, cash flows, and financial condition depend upon the demand for our services in these regions. Lack of broad diversification in industry type and geographic location, adverse development in our current segment of the midstream industry, or in our existing areas of operation, could have a greater impact on the results of operations, cash flows and financial condition than if our operations were more diversified.

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

If the market for digital assets declines or does not grow as we expect in terms of value, volume, or demand, our business, operating results, and financial condition could be materially adversely affected. Further, the future growth and development of the digital asset ecosystem is uncertain. Blockchain technology, digital assets, smart contracts, dApps, and DeFi are components of a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:

●	extreme price volatility or “black swan” events (i.e., highly improbable, unexpected occurrences with significant consequences that are extremely difficult to predict beforehand) with respect to different digital assets;
●	many blockchain networks have limited operating histories and are still in the process of development, which will affect the design, supply, issuance, functionality, and governance of their respective digital assets and underlying blockchain networks. Any of these factors could adversely affect their respective digital assets;
●	many blockchain networks are in the process of implementing software upgrades and other changes to their protocols, which could introduce bugs, security risks, and adversely affect the associated digital assets;
●	technical issues, such as bugs or vulnerabilities in protocols, have led to disabled functionalities, exposure of personal information, and theft of users’ assets. These issues often require resolution by global miners, users, and developer communities, and their recurrence could undermine trust in digital assets;
●	with respect to hardware used in connection with wallets and blockchain networks, there are risks related to technological obsolescence, the vulnerability of the global supply chain and difficulty in obtaining new hardware;
●	several large networks, including Bitcoin, Ethereum, and Solana, are developing new features to address fundamental speed, scalability, and energy usage issues. If these issues are not successfully addressed or are unable to achieve widespread adoption, they could adversely affect the underlying digital assets;
●	many digital assets and their underlying blockchain networks have identified security issues, bugs, and software errors, some of which have been exploited by malicious actors. There are also inherent security weaknesses in some digital assets, e.g., when creators of certain blockchain networks use procedures which could allow hackers to counterfeit tokens. Any weaknesses identified with a digital asset could adversely affect its price, security, liquidity, and adoption. If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of these computers) obtains a majority of the compute or staking power on a blockchain network, the actor or botnet might be able to manipulate transactions, which could cause significant financial losses to holders, damage the network’s reputation and security, and adversely affect its value;
●	the development of new technologies for mining, such as improved application-specific integrated circuits, and changes in industry patterns, such as the consolidation of mining power in a small number of large mining farms, could reduce the security of blockchain networks, lead to increased liquid supply of digital assets, and reduce a digital asset’s price and attractiveness;
●	if rewards and transaction fees for miners or validators on any blockchain network are not sufficiently high to attract and retain miners or validators, a digital asset’s network security and speed may be adversely affected, increasing the likelihood of a malicious attack;
●	many digital assets have concentrated ownership or an admin key, allowing a small group of holders to have significant unilateral control and influence over key decisions related to their blockchain networks or protocols, such as governance decisions and protocol changes, as well as the market price of such digital assets;
●	the governance of many decentralized blockchain networks and protocols is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions. As a result, there may be a lack of consensus or clarity on the governance of any particular blockchain network or protocol, a lack of incentives for developers to maintain or develop the network or protocol, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or stymie such network or protocol’s utility and ability to respond to challenges and grow;

●	many blockchain networks and protocols are in the initial stages of developing partnerships and collaborations, any one or more of which may not succeed and adversely affect the usability and adoption of their respective digital assets;
●	digital assets have only recently become selectively accepted as a means of payment by retail and commercial outlets, and the use of digital assets by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to (i) process funds for digital asset transactions; (ii) process wire transfers to or from digital asset exchanges, digital asset-related companies, and service providers; or (iii) maintain accounts for persons or entities transacting in crypto assets. As a result, the prices of various digital assets are determined by speculators, miners, and validators, thus contributing to price volatility, which makes retailers less likely to accept digital assets as a form of payment in the future;
●	banks may not provide or may cut off banking services to businesses that provide digital asset-related services or that accept digital assets as payment, which could harm our banking infrastructure, limit us from operating in certain jurisdictions or limit product or service offerings, dampen liquidity in the market, and damage public perception of digital assets generally or any one digital asset in particular (such as bitcoin) and their or our utility as a payment system. These actions could decrease the price of crypto assets generally or individually;
●	there is a lack of liquid markets in certain digital assets, and these markets are subject to risk of manipulation;
●	certain digital assets have concentrated ownerships, and large sales or distributions by holders of such digital assets, or “whales,” could have an adverse effect on the market price of such digital assets; and
●	the characteristics of digital assets have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion, and ransomware scams.

Acceptance and/or widespread use of digital assets are uncertain, and the prices of digital assets can be extremely volatile. For example, since 2023, the trading price of bitcoin has fluctuated from a low of approximately $16,000 to highs above $100,000. Our revenue is dependent on the prices of digital assets and the volume of digital asset transactions conducted on our platform. If such price or volume declines, this will materially adversely affect our business, operating results, and financial condition.

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

Our operating results are dependent on digital assets and the broader digital asset industry. Due to the highly volatile nature of the digital asset industry and the prices of digital assets, which have experienced and continue to experience significant volatility, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader digital asset industry. Our operating results will continue to fluctuate significantly because of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

●	our dependence on offerings that are, in turn, dependent on digital asset trading activity, including trading volume and the prevailing trading prices for digital assets, whose trading prices and volume can be highly volatile;
●	our ability to attract, maintain, and grow our user base and engage our users;
●	changes in the legislative or regulatory environment, or actions by U.S. or foreign governments or regulators, including fines, orders, or consent decrees;
●	regulatory changes or scrutiny that impact on our ability to offer certain products or services;
●	increased regulatory certainty, which could lead to greater competition from traditional financial services firms and other competitors with broader access to financial resources;
●	our ability to continue to diversify and grow our revenue;
●	pricing for or temporary suspensions of our products and services;
●	investments we make in the development of products and services, as well as international expansion and sales and marketing;
●	adding digital assets to, or removing them from, our platform;

●	our ability to establish and maintain partnerships, collaborations, joint ventures, or strategic alliances with third parties;
●	market conditions of, and overall sentiment towards, the digital asset industry;
●	macroeconomic conditions, including interest rates, inflation, and instability in the global banking system;
●	adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceedings and enforcement-related costs;
●	the development and introduction of existing and new products and services by us or our competitors or the emergence of new competitors;
●	our ability to control costs, including operating expenses incurred to grow and expand our operations and remain competitive;
●	system failure, outages, or interruptions, including with respect to our digital asset platform and third-party digital asset networks, which have occurred in the past and will likely occur in the future;
●	our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyberattacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches, and losses;
●	breaches of security or privacy;
●	real or perceived improper or unauthorized use of, disclosure of, or access to confidential, proprietary, personal, or sensitive data; and
●	our ability to attract and retain talent.

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

Our failure to safeguard and manage our and our users’ fiat currencies and digital assets could adversely impact on our business, operating results, and financial condition.

We hold fiat currencies and safeguard digital assets on behalf of our users. Our expanding number of regulated entities will rely on an increasing number of hot, MPC, and cold wallets, as well as an increasing number of omnibus bank accounts, which heightens the complexity of our operations, including fiat and blockchain reconciliations and the maintenance of our internal ledger and related accounting procedures. Sub-custodial arrangements among our various regulated entities add to the operational complexity of our international operations. Delays, errors, or failures in these operations could result in investigations, regulatory and enforcement actions, or litigation, and adversely impact on our reputation, business, operating results, and financial condition.

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

The loss or destruction of a private key required to access our or our users’ digital assets may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to the digital assets that we are holding on behalf of users, our users may be unable to access their digital assets, which could harm user trust in us and our products and services and cause regulatory scrutiny.

To own, transfer, and use a digital asset on an underlying blockchain network, a person must have a private and public key pair associated with a blockchain address, commonly referred to as a “wallet.” Digital assets are generally controllable only by the possessor of the unique private key relating to the wallet in which the digital assets are held. To the extent that any of the private keys or other necessary credentials relating to our wallets containing digital assets held for our own account or for our users are lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the digital assets held in the related wallet. Any loss of private keys or other credentials relating to, or hack or other compromise of, digital wallets used to store our users’ digital assets could adversely affect our users’ ability to access or sell their digital assets, require us to reimburse our users for their losses, and subject us to significant financial losses in addition to losing user trust in us and our products and services. As such, any loss of private keys or other digital wallet credentials due to a hack, employee or service provider misconduct or error, or other compromise by third parties could negatively impact our brand and reputation, result in significant losses, and adverse impact on our business.

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

In recent years, there have been political instabilities in the Malaysian government which may reduce investors’ confidence, result in a reduction in foreign direct investment and weigh on consumer and business sentiment, depressing growth. In addition, the Malaysian economy is reliant on external demand. Any possible worsening global demand is likely to hinder export development, and any economic weakness may lead to market intervention, and the government may impose capital controls. Under these circumstances, our business operations may be adversely affected.

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

Our auditor, SFAI Malaysia PLT (“SFAI”), is headquartered in Selangor, Malaysia. and is the independent registered public accounting firm that issued the audit reports included in this annual report, and as auditors of companies that are traded publicly in the United States and firms registered with the PCAOB, are subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess their compliance with the applicable professional standards. We are not aware of any reasons to believe or conclude that SFAI would not permit an inspection by PCAOB or may not be subject to such an inspection. SFAI is outside the jurisdiction of Hong Kong and China and has assured us that if requested, they shall cooperate and deliver the work papers of our Chinese subsidiaries to the PCAOB for inspection. We cannot assure you that the jurisdiction in which our current auditor is located will not implement rules forbidding our auditor to be subject to PCAOB inspection. If such rules were to be implemented, we may have to incur substantial costs and time to appoint a new auditor to re-audit our financials. This could cause the market price of our shares to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on the national securities exchange if we fail to do so timely or at commercially reasonable times.

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

The PRC regulatory and enforcement regime regarding privacy and data security is evolving. The PRC Cyber Security Law, which was promulgated on November 7, 2016 and became effective on June 1, 2017, and was amended on October 28, 2025, provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations within the territory of the PRC should be stored within the territory of the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. According to the Cyber Security Review Measures promulgated by the Cyberspace Administration of China and certain other PRC regulatory authorities in December 2021, which became effective in February 2022, operators of critical information infrastructure must pass a cyber-security review when purchasing network products and services which do or may affect national security. If they provide or are deemed to provide such network products and services to critical information infrastructure operators, or they are deemed to be critical information infrastructure operators, they would be required to follow cyber security review procedures. There can be no assurance that they would be able to complete the applicable cyber security review procedures in a timely manner, or at all, if they are required to follow such procedures. Any failure or delay in the completion of the cyber security review procedures may prevent them from using or providing certain network products and services, and may result in fines of up to ten times the purchase price of such network products and services being imposed upon us, if they are to be deemed a critical information infrastructure operator using network products or services without having completed the required cyber security review procedures. The PRC government is increasingly focused on data security, recently launching a cyber security review against several mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period.

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

On August 20, 2021, the Standing Committee of the National People’s Congress adopted the Personal Information Security Law, which came into force on November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the legal responsibilities for illegal collection, processing, and use of personal information.

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

Our auditor, SFAI Malaysia PLT (“SFAI”), is headquartered in Kuala Lumpur, Malaysia. and is the independent registered public accounting firm that issued the audit reports included in this annual report, and as auditors of companies that are traded publicly in the United States and firms registered with the PCAOB, are subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess their compliance with the applicable professional standards. We are not aware of any reasons to believe or conclude that SFAI would not permit an inspection by PCAOB or may not be subject to such an inspection. SFAI is outside the jurisdiction of Hong Kong and China and has assured us that if requested, they shall cooperate and deliver the work papers of our Chinese subsidiaries to the PCAOB for inspection. We cannot assure you that the jurisdiction in which our current auditor is located will not implement rules forbidding our auditor to be subject to PCAOB inspection. If such rules were to be implemented, we may have to incur substantial costs and time to appoint a new auditor to re-audit our financials. This could cause the market price of our shares to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on the national securities exchange if we fail to do so timely or at commercially reasonable times.

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

We face risks related to potential delisting from the Nasdaq Capital Market due to non-compliance with minimum bid price requirements.

Our common stock is listed on the Nasdaq Capital Market. On April 11, 2025, we received a notification from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2), because the closing bid price of our common stock had fallen below $1.00 per share for 30 consecutive business days (from February 25, 2025, through April 10, 2025). Nasdaq provided us with an initial 180-calendar-day compliance period, until October 8, 2025, to regain compliance by maintaining a closing bid price of at least $1.00 per share for a minimum of ten consecutive business day.

We regained compliance on June 13, 2025, after our common stock maintained a closing bid price of $1.00 or more for 20 consecutive business days. However, there can be no assurance that we will be able to maintain compliance with this or any other Nasdaq listing requirements in the future.

Furthermore, effective January 19, 2026, Nasdaq implemented a modified “Low-Price Requirement” under Listing Rule 5810(c)(3)(A)(iii). Under these rules, if our common stock closes at $0.10 or below for ten consecutive trading days, Nasdaq will immediately issue a delisting determination and suspend trading in our securities without granting any grace or compliance period, even if we are otherwise within a standard bid price compliance period.

If our common stock is delisted from Nasdaq, it could be traded on the over-the-counter market, which is generally a less liquid market. Such delisting could also:

●	Make it more difficult for us to raise additional capital through the sale of equity;
●	Reduce the number of institutional investors willing to hold or invest in our stock;
●	Subject our stock to the “penny stock” rules under Rule 15g-9 of the Securities Exchange Act of 1934, which may make it more difficult for brokers to sell our shares and for stockholders to resell them; and
●	Severely limit the ability of our stockholders to buy or sell our shares and negatively impact on the market price and trading volume of our common stock.

Any of these consequences could materially and adversely affect our business, financial condition, results of operations, and the ability of stockholders to sell their shares.

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

Although the direct impact of the current international trade tension and any escalation of such tension on the industries in which we operate is uncertain, the negative impact on general, economic, political and social conditions may adversely impact on our business, financial condition and results of operations.

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

We are subject to certain legal and operational risks associated with being based in China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and as a result, these risks may result in material changes in the operations of our China subsidiaries, significant depreciation of the value of our shares, or a complete hindrance of our ability to offer or continue to offer our securities to investors. Recently, the PRC government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to variable interest entities, data security, and anti-monopoly concerns. As to the date of this report, we and our subsidiaries have not been involved in any investigations into cybersecurity review initiated by any PRC regulatory authority, nor have any of them received any inquiry, notice or sanction.

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

The Measures for Cybersecurity Review (2021 version) was newly adopted, substantial uncertainties exist with respect to the interpretation and implementation regarding such laws and regulations. Furthermore, if we are required by the Trial Measures to complete the filing procedures with the CSRC in connection with our listing, we cannot assure you that we will be able to complete such filings in a timely manner, or at all, in the future. Any failure by us to comply with such filing procedures could impact on our operations materially and adversely and significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

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

On April 2, 2022, the CSRC solicited opinions from the public on the revision of the “Regulations on Strengthening the Confidentiality and Archive Management of Securities Issuance and Listing Abroad”. On February 24, 2023, the “Regulations on Strengthening the Confidentiality and Archive Management of Securities Issuance and Listing Abroad” (hereinafter referred to as the “Regulations on Overseas Listing Archives”) were announced and came into effect on March 31, 2023. According to Regulations on Overseas Listing Archives, the overseas listing activities of domestic companies, domestic companies, as well as securities companies and securities service institutions providing relevant securities services thereof should establish a sound system of confidentiality and archival work, should not disclose state secrets, or harm the state and public interests. Where a domestic company provides or publicly discloses to the relevant securities companies, securities service institutions, overseas regulatory authorities and other entities and individuals, or provides or publicly discloses through its overseas listing entity, any document or material involving any state secret or any work secret of any governmental agency, it shall report to the competent authority for approval in accordance with the law, and submit to the secrecy administration department for filing. Domestic companies shall not provide accounting records to an overseas accounting firm that has not performed the corresponding procedures. Securities companies and securities service organizations shall comply with the confidentiality and archive management requirements and keep the documents and materials properly. Securities companies and securities service institutions that provide domestic enterprises with relevant securities services for overseas issuance and listing of securities shall keep such archives they compile within the territory of the PRC and shall not transfer such archives to overseas institutions or individuals, by any means, such as carrying, shipping or through any other information technologies, without the approval of the relevant competent authorities. If the archives or duplicates of such archives are of important value to the state and society and need to be taken abroad, approval shall be obtained in accordance with relevant provisions.

The Trial Measures and Regulations on Overseas Listing Archives subject us to additional compliance requirements in the future, and we cannot assure you that we will be able to get clearance of filing procedures under the Trial Measures on a timely basis, or at all. Any failure by us to fully comply with new regulatory requirements, including but limited to the failure to complete the filing procedures with the CSRC if required, may significantly limit or completely hinder our ability to offer or continue to offer our Ordinary Shares, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our financial condition and results of operations and cause our Common Stock to significantly decline in value or become worthless.

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

If we issue 8,500,000 shares of Common Stock in the proposed Forekast share exchange, existing stockholders will experience substantial dilution. Pursuant to the Share Exchange Agreement we entered into on February 13, 2026, we expect to issue an aggregate of 8,500,000 shares of our Common Stock at the closing of the transaction, subject to the satisfaction or waiver of closing conditions and the timing requirements applicable to the related information statement. Based on 8,625,813 shares of Common Stock outstanding as of February 9, 2026, the issuance of the Exchange Shares would represent approximately 49.63% of our Common Stock on a pro forma basis, assuming no other issuances. As a result, the ownership percentage of our existing stockholders would be materially diluted, and the market price of our Common Stock could decline. In addition, the transaction could reduce the voting power of our existing stockholders and may adversely affect earnings per share, book value per share and other per-share metrics.

In the event our shares trade under $5.00 per share, they will be considered penny stock. Trading in penny stocks has many restrictions, and these restrictions could severely affect the price and liquidity of our shares.

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

Currently, Mr. Lee, Chong Kuang, our CEO and his spouse own approximately 22% of our outstanding shares of Common Stock, and Mr. Loke, Che Chan Gilbert, our CFO, and his sons in aggregate own approximately 16% of our outstanding shares of Common Stock, collectively 38%. As a result, Messrs. Lee and Loke are collectively able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit the other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the financial year ended December 31, 2025. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such an incident may have a material effect, including on our operations, business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at B-23A-02, G-Vestor Tower, Pavilion Embassy, 200 Jalan Ampang, 50450 W.P. Kuala Lumpur, Malaysia.

Location	Owner	Use

D-07-06 and D-07-07~Sky Park @ One City, Jalan USJ 25/1, 47650 Subang Jaya, Selangor Darul Ehsan, Malaysia	Greenpro Resources Sdn. Bhd.	Holding investment for rental income and capital gains

Units 6, 7 and 8, 22/F., Di Wang Building, No. 5002 Shennan Dong Road, Luohu District, Shenzhen, China	Greenpro Management Consultancy Limited	Self-use business premises

Units A8, B1, B6, B7, C9, D8 of 14/F. and roofs, Wang Cheung Industrial Building, 6 Tsing Yeung Circuit, Tuen Mun, New Territories, Hong Kong	Forward Win International Limited	Holding investment for rental income and capital gains

We believe that the current facilities are adequate for our current needs. We intend to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. LEGAL PROCEEDINGS

On August 24, 2021, Millennium Fine Art Inc. (“MFAI”) filed a complaint against the Company in the 8th District Court of Clark County, State of Nevada, captioned Millennium Fine Art Inc. v. Greenpro Capital Corp. (Case No. A-21-840033-B). MFAI alleges that on or about April 21, 2021, MFAI and the Company entered into a contract (the “Contract”) pursuant to which MFAI agreed to create approximately 7,700 non-fungible tokens (“NFTs”) in exchange for $16 million in shares of the Company’s common stock. MFAI contends that the Company breached the Contract by refusing delivery of the NFTs and failing to issue the agreed-upon shares. The complaint asserts cause of action for breach of contract, special damages, and promissory estoppel, and seeks approximately $66 million in damages, specific performance of the alleged Contract, and attorney’s fees and costs.

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

On or about April 1, 2022, MFAI filed a Request for Arbitration with Judicial Arbitration and Mediation Services, Inc. (JAMS). The Company subsequently filed its Statement of Answer, denying the material allegations and asserting that the claims are without merit. The arbitration remains in the discovery phase, and the Company intends to vigorously defend this matter. A final arbitration hearing is currently scheduled to be held in Las Vegas, Nevada, from July 14 through July 17, 2026.

The Company is currently unable to reasonably estimate the possible loss or range of losses, if any, that may result from this proceeding. Management does not believe, based on information presently available, that the outcome of this matter will have a material adverse effect on the Company’s financial condition or results of operations; however, an adverse determination could have such an effect.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed on the NASDAQ Capital Market under the trading symbol “GRNQ.” Our Common Stock did not trade prior to July 9, 2015.

On March 27, 2026, the closing price for our Common Stock as reported on the NASDAQ Capital Market was $2.72.

As of March 30, 2026, we had 8,625,813 shares of our Common Stock issued and outstanding. There were approximately 195 record holders of our Common Stock. Such number does not include any shareholders holding shares in nominee or “street name”.

Dividend Policy

We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future will be at the discretion of our board of directors and will depend on our current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Recent Sales of Unregistered Securities

All sales of unregistered Common Stock of the Company were made in reliance upon Section 4(a)(2) of the Securities Act, Regulation D and/or Rule 903 of Regulation S promulgated thereunder.

During 2024, the Company did not issue any shares of its Common Stock.

During 2025, the Company in aggregate issued 1,050,000 shares of its Common Stock to individual investors in private placements, for total cash proceeds of $1,235,000. The proceeds aim to fund the expansion of the Company’s operations.

A list of the sales and issuance of the Company’s Common Stock during 2025 is set forth below:

Name of Shareholder	Shares of Common Stock Issued	Cash Proceeds from Share Issuance
Poon, Tsz Yu (1)	50,000	$50,000
Tan, Lee Sha (1)	125,000	125,000
Chui, Sang Derek (1)	50,000	50,000
Ho, Tak Leung (1)	20,000	20,000
Good Girl Environmental Plant Research Center Limited (1), (2), (5)	555,000	665,000
Ngai, Suk Fun (3)	50,000	65,000
Lam, Hung Tak (3)	20,000	26,000
Yeung, Kam Shing William (3), (4)	50,000	65,000
Kwan, Tak Hing (3)	10,000	13,000
Tam, Kwai Ching (4)	20,000	26,000
Song, Shijie (4)	100,000	130,000
Total	1,050,000	$1,235,000

(1)	On June 10, 2025, the Company entered into subscription agreements with five (5) individual investors, providing for the private placement of an aggregate of 500,000 shares of the Company’s Common Stock, par value $0.0001, at a per share purchase price of $1.00 for cash proceeds of $500,000.

(2)	On June 23, 2025, the Company entered into a subscription agreement with one (1) individual investor, providing for the private placement of 200,000 shares of the Company’s Common Stock, par value $0.0001, at a per share purchase price of $1.30 for cash proceeds of $260,000.

(3)	On October 1, 2025, the Company entered into subscription agreements with four (4) individual investors, providing for the private placement of an aggregate of 100,000 shares of the Company’s Common Stock, par value $0.0001, at a per share purchase price of $1.30 for cash proceeds of $130,000.

(4)	On November 14, 2025, the Company entered into subscription agreements with three (3) individual investors, providing for the private placement of an aggregate of 150,000 shares of the Company’s Common Stock, par value $0.0001, at a per share purchase price of $1.30 for $195,000.

(5)	On December 18, 2025, the Company entered into subscription agreements with one (1) individual investor, providing for the private placement of an aggregate of 100,000 shares of the Company’s Common Stock, par value $0.0001, at a per share purchase price of $1.50 for cash proceeds of $150,000.

Equity Compensation Plan Information

We have not adopted or approved an equity compensation plan. None of the options, warrants or other convertible securities, have been granted outside of an approved equity compensation plan.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, whose business address is 18 Lafayette Place, Woodmere, NY 11598 and telephone number is 212-828-8436.

Repurchase of Common Stock

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2025, and 2024, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties, and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

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

ISRA Consulting issued a Shariah pronouncement for the Green-X DAX platform (the “Pronouncement”) on June 22, 2023. The Pronouncement was valid for one (1) renewable year from the signing date. Following the expiration of the Pronouncement, ISRA Consulting conducted a Shariah review exercise in preparation for its renewal. The Shariah review followed a specific methodology and serves as the basis for the renewal decision. Pursuant to the Shariah review, the Green-X DAX platform’s operations and related documents complied with the principles of Shariah. The Pronouncement was renewed on September 20, 2024, and is subject to further renewal from September 20, 2025, for one (1) year. As of the date of the report, the renewal process is still in progress.

Results of Operations

For information regarding our controls and procedures, see Part–II, Item 9A - Controls and Procedures, of this Annual Report.

During the years ended December 31, 2025, and 2024, we principally operated in three regions: Hong Kong, China, and Malaysia. We derived revenues from the provision of business services, digital platform services and trading of digital assets, and leasing or trading of our commercial properties, respectively.

A table further describing our revenues and the cost of revenues is set forth below:

	Year ended December 31,
	2025	2024
REVENUES:
Service revenue (including $58,861 and $364,336 of service revenue from related parties for the years ended December 31, 2025, and 2024, respectively)	$1,843,968	$3,091,903
Digital revenue (including $21,000 of digital revenue from related parties for the year ended December 31, 2024)	168,240	327,802
Rental revenue	61,349	76,700
Total revenues	2,073,557	3,496,405

COST OF REVENUES:
Cost of service revenue (including $14,642 and $10,934 of cost of revenue to related parties for the years ended December 31, 2025, and 2024, respectively)	(351,491)	(355,120)
Cost of digital revenue	(41,509)	(48,495)
Cost of rental revenue	(14,393)	(22,825)
Total cost of revenues	(407,393)	(426,440)

GROSS PROFIT	1,666,164	3,069,965

OPERATING EXPENSES:
General and administrative expenses (including $145,505 and $149,817 of general and administrative expenses to related parties for the years ended December 31, 2025, and 2024, respectively)	(3,818,580)	(4,039,243)

LOSS FROM OPERATIONS	$(2,152,416)	$(969,278)

Comparison of the years ended December 31, 2025, and 2024

Total Revenues

Total revenue was $2,073,557 and $3,496,405 for the years ended December 31, 2025, and 2024, respectively.

The decrease of $1,422,848 was primarily due to a decrease in service business revenue during the year ended December 31, 2025. We expect revenue from our service business to recover slightly as we are exploring new markets.

Service Business Revenue

Revenue from the provision of business services was $1,843,968 and $3,091,903 for the years ended December 31, 2025, and 2024, respectively. It was derived principally from the provision of business consulting and advisory services, as well as company secretarial, accounting, and financial analysis services. We experienced a decrease in service business revenue as fewer corporate advisory services including both listing and non-listing services were rendered during 2025.

Digital Revenue

Revenue from the digital platform and trading was $168,240 and $327,802 for the years ended December 31, 2025, and 2024, respectively. It was derived from the sale of our digital assets, GX Token, of $752 and provision of platform services and trading of other digital assets of $167,488 for the year ended December 31, 2025, and the sale of GX Token of $131,921 and provision of platform services and trading of other digital assets of $195,881 for the year ended December 31, 2024, respectively. We experienced a decrease in digital revenue as a drop in income from both the sales of GX Token and the platform services during 2025.

Real Estate Business

Rental Revenue

Revenue from rentals was $61,349 and $76,700 for the years ended December 31, 2025, and 2024, respectively. It was derived from the leasing properties in Malaysia and Hong Kong. We expect our rental income to be stable.

Sale of Properties

There was no revenue generated from the sale of real estate properties for the years ended December 31, 2025, and 2024, respectively.

Total Operating Costs and Expenses

Total operating costs and expenses were $4,225,973 and $4,465,683 for the years ended December 31, 2025, and 2024, respectively. They consist of cost-of-service revenue, cost of digital revenue, cost of rental revenue and general and administrative (“G&A”) expenses. The Company incurred $3,818,580 and $4,039,243 of G&A expenses for the years ended December 31, 2025, and 2024, respectively.

Loss from operations for the years ended December 31, 2025, and 2024 was $2,152,416 and $969,278, respectively. The increase in the loss from operations was mainly due to a decrease in our service business revenue of $1,247,935 during 2025.

Cost of Service Business Revenue

Cost of revenue from the provision of services was $351,491 and $355,120 for the years ended December 31, 2025, and 2024, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees, directly attributable to costs related to the services rendered.

We experienced a slight decrease in other professional fees directly attributable to the provision of services for the year ended December 31, 2025.

Cost of Digital Revenue

Cost of revenue for the provision of digital platform services and trading of digital assets was $41,509 and $48,495 for the years ended December 31, 2025, and 2024, respectively. It primarily consists of the cost of technical advisory and IT support to blockchain-based services, directly attributable to the cost of digital platforms and digital assets.

Cost of Rental Revenue

Cost of rental revenue was $14,393 and $22,825 for the years ended December 31, 2025, and 2024, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants. A decrease in the cost of rental revenue was mainly due to 40% of our Hong Kong subsidiary’s real estate properties being distributed to its non-controlling interest in April 2024. As a result, fewer property units were available for leasing and lower costs were incurred during 2025.

Cost of Real Estate Properties Sold

During the years ended December 31, 2025, and 2024, no real estate property was sold, and hence no cost was incurred.

General and Administrative Expenses

G&A expenses were $3,818,580 and $4,039,243 for the years ended December 31, 2025, and 2024, respectively. In 2025, our G&A expenses primarily consisted of staff costs of $1,508,563, directors’ salaries and compensation of $717,424, advertising and marketing of $116,347, consulting fee of $294,234, IT expenses of $120,101, rent and rates of $113,351, and audit, legal, and other professional fees of $451,553. In 2024, our G&A expenses primarily consisted of staff costs of $1,618,143, directors’ salaries and compensation of $720,658, advertising and marketing of $262,326, consulting fee of $141,512, provision for credit losses of $90,223, rent and rates of $114,208, and audit, legal, and other professional fees of $447,342. The decreased G&A expense of $220,663 was mainly derived from the decrease in staff costs of $109,580 and advertising and marketing of $145,979 and provision for credit losses of $91,048, offset by the increase of consulting fee of $152,722 during 2025. We expect our G&A expenses to slightly increase as we are developing our digital platform business through our Labuan subsidiary, Green-X Corp., and the digital banking businesses through another Labuan subsidiary, Global Business Hub Limited.

Other Income or Expenses

Net other expenses were $817,676 for the year ended December 31,2025, while net other income was $247,890 for the year ended December 31, 2024. In 2025, net other expenses mainly consisted of impairment of property and equipment of $813,552 and impairment of real estate held for sale of $96,846, offset by a gain on disposal of investment of $39,800. In 2024, the net other income mainly consisted of other income from a gain on disposal of investments of $324,917, a gain on disposal of real estate held for investment of $21,634 and interest income of $19,161, offset by impairment of other investments of $87,425 and impairment of goodwill of $82,561.

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

The Company recorded a net loss attributable to the NCI of $10,543 for the year ended December 31, 2024.

Net Loss

Net loss was $2,982,333 and $725,827 for the years ended December 31, 2025, and 2024, respectively. The increase in net loss was mainly due to a decreased service business revenue of $1,247,935, impairment of property of equipment of $813,552 and impairment of real estate held for sale of $96,846 during 2025, while no such impairments in 2024.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Annual Report, we are not aware of any trends, uncertainties, demands, commitments or events for the year ended December 31, 2025 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2025.

Contractual Obligations

As of December 31, 2025, one of our subsidiaries has an operating lease agreement for one office space in Hong Kong with a non-cancellable term of two years from March 15, 2023, to March 14, 2025, and a cancellable term of one year from March 15, 2025, to March 14, 2026.

On December 31, 2025, the future minimum rental payments under this lease in the aggregate is approximately $20,001 and is due in the first quarter of 2026.

In June 2023, one of our subsidiaries in Malaysia purchased a motor vehicle, and the majority amount of the purchase, $18,957, was funded by Maybank Islamic under a finance lease agreement with a term of five years commencing from June 3, 2023, to June 2, 2028. As of December 31, 2025, the future minimum lease payments under this lease in the aggregate are approximately $12,266 and are due as follows: 2026: $5,077, 2027: $5,077 and 2028: $2,112.

Related Party Transactions

For the years ended December 31, 2025, and 2024, related party service revenue totaled $58,861 and $364,336, respectively.

During 2025, related party service revenue principally includes service revenue generated from Greenpro Trust Limited (“GTL”) of $16,137 and SEATech Ventures Corp. (“SEATech”) of $13,132, in aggregate representing approximately 50% of the related party service revenue and 2% of the service revenue for the year ended December 31, 2025.

During 2024, related party service revenue principally includes service revenue generated from Celmonze Wellness Corporation (“Celmonze”) of $149,459 and REBLOOD Biotech Corp. (“REBLOOD”) of $66,245, in aggregate representing approximately 59% of the related party service revenue and 7% of the service revenue for the year ended December 31, 2024.

For the year ended December 31, 2024, digital revenue from related parties totaled $21,000.

During 2024, related party digital revenue principally includes revenue generated from our Chief Executive Officer, Lee, Chong Kuang (“Mr. Lee”), of $20,000, representing approximately 95% of revenue from the related party digital revenue for the year ended December 31, 2024.

For the years ended December 31, 2025, and 2024, cost of service revenue to related parties was $14,642 and $10,934, respectively.

During 2025, related party cost of service revenue includes cost of services paid to Falcon Management Limited (“FML”) of $5,000, Falcon Consulting Limited (“FCL”) of $2,142, and Loke Yu (“Jimmy”) of $7,500, respectively. FML is wholly owned by our Chief Financial Officer, Loke, Che Chan Gilbert (“Mr. Loke”), FCL is wholly owned by Mr. Loke’s spouse, and Jimmy is Mr. Loke’s brother.

During 2024, related party cost of service revenue includes cost of services paid to FML of $5,054, FCL of $2,130 and Jimmy of $3,750, respectively.

For the years ended December 31, 2025, and 2024, related party G&A expenses totaled $145,505 and $149,817, respectively.

During 2025, related party G&A expenses included consulting fees paid to Ms. Yap, Pei Ling (“Ms. Yap”), spouse of our Chief Executive Officer, Mr. Lee of $13,850, Ms. Yap’s wholly owned company, Bright Interlink Sdn. Bhd. (“BISB”), of $14,057 and FML of $31,420, and management fees paid to Greenpro Global Capital Village Sdn. Bhd. (“GGCVSB”) of $86,178, a Malaysian company jointly owned by Mr. Lee and Mr. Loke.

During 2024, related party G&A expenses include consulting fees paid to Ms. Yap of $14,996, BISB of $13,814 and FCL of $40,293, and management fees paid to GGCVSB of $80,714.

For the years ended December 31, 2025, and 2024, related party other income was $38,729 and $47,635, respectively.

During 2025, related party other income includes other income generated from Acorn Finance Limited (“Acorn”) of $10,773 and Greenpro Trust Limited (“GTL”) of $27,956.

During 2024, related party other income includes other income generated from Acorn of $11,895, GTL of $35,685, and SEATech Ventures Corp. (“SEATech”) of $55.

For the years ended December 31, 2025, and 2024, related party interest income was $6,103 and $5,073, respectively.

During 2025, related party interest income includes interest income generated from GTL of $1,616 and GTL’s subsidiary, Greenpro Custodian Service Limited (“GCSL”) of $4,487.

During 2024, related-party interest income includes interest income generated from GTL of $962 and GCSL of $4,111.

For the years ended December 31, 2025, and 2024, gain on disposal of related party investments was $39,800 and $324,917, respectively.

During 2025, gain on disposal of related party investment generated from the sale of common stock of Jocom Holdings Corp. (“Jocom”) of $39,800.

During 2024, gain on disposal of related party investments includes the gain from the sale of common stock of Agape ATP Corporation (“Agape”) of $307,597 and MU Global Holding Limited (“MUGH”) of $17,320.

A reversal of impairment of related party investment represents the reversal of impairment of Jocom of $150 for the year ended December 31, 2025.

For the years ended December 31, 2025, and 2024, impairment of related party investments was $12,073 and $87,425, respectively.

During 2025, impairment of related party investments includes impairment from investment of GTL of $11,981 and SEATech of $92.

During 2024, impairment of related party investments includes impairment from investment of New Business Media Sdn. Bhd. of $82,000, Angkasa-X Holdings Corp. of $2,800, Global Leaders Corporation of $900, ACT Wealth Academy Inc. of $600, Best2bid Technology Corp. of $550, Ata Global Inc. of $225, catTHIS Holdings Corp. of $200 and Jocom Holdings Corp. of $150.

Loss on disposal of a related party investment, REBLOOD Biotech Corp. was $100 for the year ended December 31, 2024.

Net accounts receivable from related party of $41 was recorded as of December 31, 2024.

As of December 31, 2024, the net accounts receivable from a related party, was due from Mr. Loke of $41.

Amounts due from related parties were $995,640 and $954,184 as of December 31, 2025, and 2024, respectively. Amounts due to related parties were $101,922 and $57,497 as of December 31, 2025, and 2024, respectively.

As of December 31, 2025, amounts due from related parties mainly include amounts due from GGCVSB of $815,034, First Bullion Holdings Inc. (“FBHI”) of $90,000 and GTL of $88,909, while the amounts due to related parties mainly include Mr. Loke’s wholly owned company, Falcon Certified Public Accountants Limited (“FCPA”), of $91,209.

As of December 31, 2024, amounts due from related parties mainly include amounts due from GGCVSB of $772,311, FBHI of $90,000 and GTL of $90,207, while amounts due to related parties mainly include FCPA of $22,820 and our CEO, Mr. Lee of $20,677.

Deferred costs of revenue to related parties were $6,250 and $18,750 as of December 31, 2025, and 2024, respectively.

As of December 31, 2025, deferred costs of revenue to related parties were $3,750 and $2,500 associated with Loke Yu (“Jimmy”) and Falcon Management Limited (“FML”), respectively.

As of December 31, 2024, deferred costs of revenue to related parties were $11,250 and 7,500 associated with Jimmy and FML, respectively.

As of December 31, 2024, other investments in related parties were $12,073 which mainly include an investment in GTL of $11,981.

Our related parties are mainly those companies, in which Greenpro Venture Capital Limited or Greenpro Resources Limited owns a certain number of shares or a certain percentage of interest in those companies, or the Company can have significant influence over those companies’ financial and operating policy decisions. Some of the related parties are either controlled by or under the common control of Mr. Loke, Che Chan Gilbert or Mr. Lee, Chong Kuang, executive officers and directors of the Company.

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

Digital assets

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

Liquidity and Capital Resources

Our cash balance on December 31, 2025, was $636,659, as compared to $1,124,818 on December 31, 2024, a decrease of $488,159. We estimate we may have sufficient cash available to meet our anticipated working capital for the next twelve months upon improving its profitability and the continuing financial support from its major shareholders.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2025, the Company recorded a net loss of $2,982,333 and net cash used in operations of $1,790,250, and as of December 31, 2025, the Company incurred accumulated deficit of $40,246,712. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s financial statements on December 31, 2025, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $1,790,250 and $1,360,454 for the years ended December 31, 2025, and 2024, respectively. The net cash used in operating activities in 2025 primarily consisted of a net loss of $2,982,333 and an increase in digital assets of $89,763, offset by impairment of property and equipment of $813,552, impairment of real estate held for sale of $96,846, a decrease in net accounts receivable of $85,716 and an increase in accounts payable and accrued liabilities of $190,714. The net cash used in operating activities in 2024 primarily consisted of a net loss of $725,827, a gain on disposal of other investments of $324,917, a decrease in deferred revenue of $862,404, an increase in digital assets of $192,398 and offset by an increase in accounts payable and accrued liabilities of $250,412 and a decrease in prepaids and other current assets of $179,857.

 Non-cash net expenses totaled $1,132,696 and $159,679 for the years ended December 31, 2025, and 2024, respectively.

Non-cash expenses, net was comprised of non-cash expenses from depreciation and amortization of $240,147, impairment of property and equipment of $813,552, impairment of real estate held for sale of $96,846, impairment of other investments of $12,073, impairment of goodwill of $6,035 and fair value loss on digital assets of $4,818 and offset by non-cash income from gain on disposal of investment of $39,800, recapture of credit losses of $825 and reversal of impairment of investment of $150 for the year ended December 31, 2025.

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

Investing activities

Net cash provided by investing activities was $37,162 and $601,277 for the years ended December 31, 2025, and 2024, respectively.

During 2025, the cash provided by investing activities was the proceeds from disposal of other investments of $39,950, offset by the cash used in the purchase of equipment of $2,788.

During 2024, the cash provided by investing activities was composed of the proceeds from the disposal of other investments of $322,820, proceeds from real estate held for investment of $267,985 and proceeds from real estate held for sale of $15,632, offset by the cash used in the purchase of equipment of $5,068 and purchase of other investment of $92.

Financing activities

Net cash provided by financing activities was $1,234,025 for the year ended December 31, 2025, while net cash used in financing activities was $208,768 for the year ended December 31, 2024.

During 2025, the net cash provided by financing activities was composed of the proceeds from the sale of Common Stock in private placements of $1,235,000 and the advance payments from related parties of $2,969, offset by the cash used in the principal repayment of finance lease liabilities of $3,944.

During 2024, the net cash used in financing activities was composed of the cash used in the advance payments to related parties of $205,321 and the principal repayment of finance lease liabilities of $3,447.

During 2025, the Company issued 1,050,000 shares of its Common Stock in private placements, for total cash proceeds of $1,235,000. As of December 31, 2025, there were 8,625,813 shares of Common Stock issued and outstanding.

During 2024, the Company did not issue any shares of its Common Stock, and as of December 31, 2024, there were 7,575,813 shares of Common Stock issued and outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, and have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted assessments of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2025, the Company’s internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information about our directors and executive officers as of the date of this Annual Report.

Name	Age	Positions and Offices

Lee, Chong Kuang	52	President, Chief Executive Officer, Director
Loke, Che Chan Gilbert	71	Chief Financial Officer, Secretary, Treasurer, Chairman of the Board
Sheth, Prabodh Kumar Kantilal H	63	Director
Chuchottaworn, Srirat (1)	57	Director
Han, Mean Kwong (1)(2)(3)	70	Director
Chew, Chee Wah (1)(2)(3)	61	Director
Wong, Christopher Yu Nien (1)(2)(3)	51	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Lee, Chong Kuang, age 52, has served as our Chief Executive Officer, President, and Director since July 19, 2013. During the period from July 19, 2013, to June 5, 2019, he served as Chairman of the Board.

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

Loke, Che Chan Gilbert, age 71, has served as our Chief Financial Officer, Treasurer and Director since inception on July 19, 2013. Effective from June 6, 2019, he serves as Chairman of the Board.

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

Sheth, Prabodh Kumar Kantilal H, age 63, joined us as an Independent Director of the Company on March 1, 2024. On May 31, 2024, the Board re-designated Mr. Sheth from an Independent Director to a Non-executive Director and Mr. Sheth resigned from his positions as chairman of the Board’s Audit Committee and Compensation Committee and member of the Nominating and Corporate Governance Committee effective June 1, 2024.

Mr. Sheth has over 30 years of experience in accounting, auditing, business advisory, computer risk management, IT, and executive management. He started his career at Arthur Andersen & Co., an American accounting firm from December 1986 to August 1996 as senior manager serving in its Los Angeles office and Kuala Lumpur office for 6 years and 4 years, respectively. During his tenure there, Mr. Sheth’s key roles were to provide audit and assurance services for both public and private companies and to build up a computer risk management division. From August 1996 to June 2008, Mr. Sheth served as executive director as well as investor of Com-Line Systems Sdn. Bhd., a Malaysian company specializing in the development of standard application packages and providing turnkey solution development services. In this role, he supervised the whole process of project delivery from product development, system implementation, sales and marketing, finance, human resources, and operations. From July 2008 to December 2016, he served as Chief Executive Officer of Clever Edge Sdn. Bhd., a Malaysian company principally provides IT services and consulting services in accounting systems.

Since May 2016, Mr. Sheth has served as Chief Executive Officer and director of ICEE International Sdn. Bhd., a Malaysian company specializing in energy savings and provides an autonomous climate-tech solution for chiller optimization. Since May 2022, he has served as Chief Operating Officer of Cognitive Digital Sdn. Bhd., a Malaysian company providing technical and advisory support for the clients in their digital transformation projects and planning for optimizing allocation of resources.

Mr. Sheth earned a Bachelor of Science degree in accounting from Illinois State University in 1986.

Mr. Sheth brings to the board of directors his significant senior executive leadership experience, as well as relevant experience in auditing and assurance, risk management, information technology and product development.

Chuchottaworn, Srirat, age 57, joined us as an Independent Director on October 18, 2015.

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

Han, Mean Kwong, age 70, joined us as an Independent Director of the Company on March 1, 2024.

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

Chew, Chee Wah, age 61, joined us as an Independent Director of the Company on June 1, 2024.

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

Wong, Christopher Yu Nien, age 51, joined us as an Independent Director of the Company on June 1, 2024.

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

Director Independence

The board of directors has reviewed the independence of our directors, applying the NASDAQ independence standards. Based on this review, the board of directors determined that each of Ms. Chuchottaworn, Srirat, Mr. Han, Mean Kwong, Mr. Chew, Chee Wah and Mr. Wong, Christopher Yu Nien are independent within the meaning of the NASDAQ rules. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NASDAQ rules, our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive sessions without the presence of non-independent directors and management.

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

Insider Trading Policy and Procedures

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by directors, officers and employees, as well as the Company’s repurchases of its own securities. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards.

A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and people who own more than 10% of our Common Stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our directors, executive officers and 10% stockholders, were met during the year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation paid during the years ended December 31, 2025, and 2024 to our Principal Executive Officer and Principal Financial Officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary ($)	Other Compensation ($)	Total ($)

Lee, Chong Kuang	2025	299,000	26,000	325,000
Chief Executive Officer and President	2024	299,000	26,000	325,000

Loke, Che Chan Gilbert	2025	299,000	26,000	325,000
Chief Financial Officer, Secretary and Treasurer	2024	299,000	26,000	325,000

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

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

During the fiscal year ended December 31, 2025, we provided monthly compensation to our non-executive director, Mr. Sheth, Prabodh Kumar Kantilal H. of $1,700 and provided monthly compensation to our independent directors as follows: Ms. Chuchottaworn, Srirat of $1,000, Mr. Han, Mean Kwong of $1,250, Mr. Chew, Chee Wah of $1,000 and Mr. Wong, Christopher Yu Nien of $1,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2026, certain information concerning the beneficial ownership of our Common Stock by:

(i)	each stockholder known by us to own beneficially five (5) percent or more of our outstanding Common Stock or series of Common Stock (“Principal Shareholder”);
(ii)	each director;
(iii)	each named executive officer; and
(iv)	all our directors and executive officers as a group, and their percentage ownership and voting power (“Directors and Executive Officers”).

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

The calculations in the table below are based on 8,625,813 shares of our Common Stock, issued and outstanding as of March 30, 2026.

Name of Beneficial Owner	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned(2)

Directors and Executive Officers(1)

Lee, Chong Kuang(3) Chief Executive Officer, President and Director	1,739,034	20.16%

Loke, Che Chan Gilbert(4) Chief Financial Officer, Secretary, Treasurer and Director	1,387,084	16.08%

Sheth, Prabodh Kumar Kantilal H Independent Director	-	-

Chuchottaworn, Srirat Independent Director	122,250	1.42%

Han, Mean Kwong Independent Director	-	-

Chew, Chee Wah
Independent Director	3,632	* %

Wong, Christopher Yu Nien
Independent Director	1,396	* %

Yap, Pei Ling(3)(5) Officer	165,915	1.92%

Chen, Yanhong(6) Officer	2,640	* %

All directors and officers as a group (9 persons named above)	3,421,951	39.67%

Principal Shareholder:

Good Girl Environmental Plant Research Center Limited	555,000	6.43%

Other owners of the Company	4,648,862	53.90%

Total	8,625,813	100.00%

* Less than 1% of our total issued and outstanding Common Stock as of March 30, 2026.

(1)	Except as otherwise set forth below, the business address of our directors and executive officers is B-23A-02, G-Vestor Tower, Pavilion Embassy, 200 Jalan Ampang, 50450 W.P. Kuala Lumpur, Malaysia.

(2)	Based on 8,625,813 shares of Common Stock outstanding as of March 30, 2026, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 30, 2026. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 30, 2026, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Comprising 1,739,034 shares of our Common Stock held by Mr. Lee, Chong Kuang and 165,915 shares of our Common Stock held by his spouse, Ms. Yap, Pei Ling, a director of two of our subsidiaries. In the aggregate of the shares held by Mr. Lee and Ms. Yap, 1,904,949 shares or 22.08% of the total issued and outstanding shares of Common Stock as of March 30, 2026.

(4)	Comprising 1,065,084 shares of our Common Stock held by Mr. Loke, Che Chan Gilbert, 200,000 shares of our Common Stock held by Mr. Loke’s son, Loke, Sebastian Mun Foo and 122,000 shares of our Common Stock held by Mr. Loke’s another son, Loke, Mun Hang Conrad, respectively. Mr. Loke and his sons collectively hold 1,387,084 shares or 16.08% of the total issued and outstanding shares of Common Stock as of March 30, 2026.

(5)	Ms. Yap, Pei Ling, spouse of Mr. Lee, Chong Kuang, is a shareholder of the Company and a director of two of our subsidiaries, Asia UBS Global Limited (Belize) and Asia UBS Global Limited (Hong Kong), respectively.

(6)	Ms. Chen, Yanhong is a shareholder of the Company and a director of our subsidiaries, Greenpro Management Consultancy Limited, Shenzhen Falcon Financial Consulting Limited, Falcon Corporate Services Limited, Falcon Accounting & Secretaries Limited and Greenpro Financial Consulting (Shenzhen) Limited (formerly known as Greenpro Synergy Network (Shenzhen) Limited), respectively.

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

For the years ended December 31, 2025, and 2024, related party service revenue totaled $58,861 and $364,336, respectively.

During 2025, related party service revenue principally includes service revenue generated from Greenpro Trust Limited (“GTL”) of $16,137 and SEATech Ventures Corp. (“SEATech”) of $13,132, in aggregate representing approximately 50% of the related party service revenue and 2% of the service revenue for the year ended December 31, 2025.

During 2024, related party service revenue principally includes service revenue generated from Celmonze Wellness Corporation (“Celmonze”) of $149,459 and REBLOOD Biotech Corp. (“REBLOOD”) of $66,245, in aggregate representing approximately 59% of the related party service revenue and 7% of the service revenue for the year ended December 31, 2024.

For the year ended December 31, 2024, digital revenue from related parties totaled $21,000.

During 2024, related party digital revenue principally includes revenue generated from our Chief Executive Officer, Lee, Chong Kuang (“Mr. Lee”), of $20,000, representing approximately 95% of revenue from the related party digital revenue for the year ended December 31, 2024.

For the years ended December 31, 2025, and 2024, cost of service revenue to related parties was $14,642 and $10,934, respectively.

During 2025, related party cost of service revenue includes cost of services paid to Falcon Management Limited (“FML”) of $5,000, Falcon Consulting Limited (“FCL”) of $2,142, and Loke Yu (“Jimmy”) of $7,500, respectively. FML is wholly owned by our Chief Financial Officer, Loke, Che Chan Gilbert (“Mr. Loke”), FCL is wholly owned by Mr. Loke’s spouse, and Jimmy is Mr. Loke’s brother.

During 2024, related party cost of service revenue includes cost of services paid to FML of $5,054, FCL of $2,130 and Jimmy of $3,750, respectively.

For the years ended December 31, 2025, and 2024, related party G&A expenses totaled $145,505 and $149,817, respectively.

During 2025, related party G&A expenses included consulting fees paid to Ms. Yap, Pei Ling (“Ms. Yap”), spouse of our Chief Executive Officer, Mr. Lee of $13,850, Ms. Yap’s wholly owned company, Bright Interlink Sdn. Bhd. (“BISB”), of $14,057 and FML of $31,420, and management fees paid to Greenpro Global Capital Village Sdn. Bhd. (“GGCVSB”) of $86,178, a Malaysian company jointly owned by Mr. Lee and Mr. Loke.

During 2024, related party G&A expenses include consulting fees paid to Ms. Yap of $14,996, BISB of $13,814 and FCL of $40,293, and management fees paid to GGCVSB of $80,714.

For the years ended December 31, 2025, and 2024, related party other income was $38,729 and $47,635, respectively.

During 2025, related party other income includes other income generated from Acorn Finance Limited (“Acorn”) of $10,773 and Greenpro Trust Limited (“GTL”) of $27,956.

During 2024, related party other income includes other income generated from Acorn of $11,895, GTL of $35,685, and SEATech Ventures Corp. (“SEATech”) of $55.

For the years ended December 31, 2025, and 2024, related party interest income was $6,103 and $5,073, respectively.

During 2025, related party interest income includes interest income generated from GTL of $1,616 and GTL’s subsidiary, Greenpro Custodian Service Limited (“GCSL”) of $4,487.

During 2024, related-party interest income includes interest income generated from GTL of $962 and GCSL of $4,111.

For the years ended December 31, 2025, and 2024, gain on disposal of related party investments was $39,800 and $324,917, respectively.

During 2025, gain on disposal of related party investment generated from the sale of common stock of Jocom Holdings Corp. (“Jocom”) of $39,800.

During 2024, gain on disposal of related party investments includes the gain from the sale of common stock of Agape ATP Corporation (“Agape”) of $307,597 and MU Global Holding Limited (“MUGH”) of $17,320.

A reversal of impairment of related party investment represents the reversal of impairment of Jocom of $150 for the year ended December 31, 2025.

For the years ended December 31, 2025, and 2024, impairment of related party investments was $12,073 and $87,425, respectively.

During 2025, impairment of related party investments includes impairment from investment of GTL of $11,981 and SEATech of $92.

During 2024, impairment of related party investments includes impairment from investment of New Business Media Sdn. Bhd. of $82,000, Angkasa-X Holdings Corp. of $2,800, Global Leaders Corporation of $900, ACT Wealth Academy Inc. of $600, Best2bid Technology Corp. of $550, Ata Global Inc. of $225, catTHIS Holdings Corp. of $200 and Jocom Holdings Corp. of $150.

Loss on disposal of a related party investment, REBLOOD Biotech Corp. was $100 for the year ended December 31, 2024.

Net accounts receivable from related party of $41 was recorded as of December 31, 2024.

As of December 31, 2024, the net accounts receivable from a related party, was due from Mr. Loke of $41.

Amounts due from related parties were $995,640 and $954,184 as of December 31, 2025, and 2024, respectively. Amounts due to related parties were $101,922 and $57,497 as of December 31, 2025, and 2024, respectively.

As of December 31, 2025, amounts due from related parties mainly include amounts due from GGCVSB of $815,034, First Bullion Holdings Inc. (“FBHI”) of $90,000 and GTL of $88,909, while the amounts due to related parties mainly include Mr. Loke’s wholly owned company, Falcon Certified Public Accountants Limited (“FCPA”), of $91,209.

As of December 31, 2024, amounts due from related parties mainly include amounts due from GGCVSB of $772,311, FBHI of $90,000 and GTL of $90,207, while amounts due to related parties mainly include FCPA of $22,820 and our CEO, Mr. Lee of $20,677.

Deferred costs of revenue to related parties were $6,250 and $18,750 as of December 31, 2025, and 2024, respectively.

As of December 31, 2025, deferred costs of revenue to related parties were $3,750 and $2,500 associated with Loke Yu (“Jimmy”) and Falcon Management Limited (“FML”), respectively.

As of December 31, 2024, deferred costs of revenue to related parties were $11,250 and 7,500 associated with Jimmy and FML, respectively.

As of December 31, 2024, other investments in related parties were $12,073 which mainly include an investment in GTL of $11,981.

Our related parties are mainly those companies, in which Greenpro Venture Capital Limited or Greenpro Resources Limited owns a certain number of shares or a certain percentage of interest in those companies, or the Company can have significant influence over those companies’ financial and operating policy decisions. Some of the related parties are either controlled by or under the common control of Mr. Loke, Che Chan Gilbert or Mr. Lee, Chong Kuang, executive officers and directors of the Company.

All these related party transactions are generally transacted on an arm’s-length basis at the current market value in the normal course of business (see Note 12).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current principal accountants.

ACCOUNTING FEES AND SERVICES	2025	2024

Audit fees	$144,000	$165,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$144,000	$165,000

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

The policies and procedures contained in the Audit Committee Charter provide that the Committee must pre-approve the audit services, audit-related services and non-audit services provided by the independent auditors and the provision for such services by SFAI Malaysia PLT (2025) and JP Centurion & Partners PLT (2024) were compatible with the maintenance of the firms’ independence in the conduct of their audits.

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

The following are filed as part of this Annual Report:

Financial Statements

The following financial statements of Greenpro Capital Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Annual Report:

(b) Exhibits

Exhibit No.	Description
3.1 #	Articles of Incorporation, as amended (17)
3.2 #	Bylaws, as amended (2)
3.3 #	Certificate of Change to the Articles of Incorporation (30)
4.1 #	Form of Common Stock Certificate (2)
4.2 #	Description of the Registrant’s Common Stock (17)
10.1 #	Letter of offer of Malaysia Office- One City D-07-06 (3)
10.2 #	Letter of offer of Malaysia Office- One City D-07-07 (3)
10.3 #	Exclusive Business Cooperation Agreement, dated June 13, 2016, by and between Greenpro Holding Limited and Greenpro Synergy Network Limited (4)
10.4 #	Loan Agreement, dated June 13, 2016, by and among Greenpro Holding Limited and Loke Che Chan Gilbert, Lee Chong Kuang (4)
10.5 #	Share Pledge Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.6 #	Power of Attorney of Loke Che Chan Gilbert dated June 13, 2016 (4)
10.7 #	Power of Attorney of Lee Chong Kuang dated June 13, 2016 (4)
10.8 #	Exclusive Option Agreement, dated June 13, 2016, by and among Greenpro Holding Limited, Loke Che Chan Gilbert, Lee Chong Kuang and Greenpro Synergy Network Limited (4)
10.9 #	Sale and Purchase Agreement, dated as of April 25, 2017, between Greenpro Capital Corp. and Mr. Yiu Yau Wing and Mr. Chui Sang Derek (5)
10.10 #	Asset Purchase Agreement, dated as of April 27, 2017, between Greenpro Resources Limited and Gushen Credit Limited (6)
10.11 #	Employment Contract dated July 28, 2017, by and between the Company and Loke Che Chan Gilbert (7)
10.12 #	Employment Contract dated July 28, 2017, by and between the Company and Lee Chong Kuang (7)
10.13 #	Independent Director Agreement, dated October 18, 2015, by and between the Company and Chuchottaworn Srirat (7)
10.14 #	Independent Director Agreement, dated March 14, 2016, by and between the Company and Shum Albert (7)
10.15 #	Independent Director Agreement, dated March 14, 2016, by and between the Company and Hee Chee Keong (7)
10.16 #	Placement Agency Agreement, dated May 31, 2018 (11)
10.17 #	Subscription Agreement and Supplemental Agreement dated as of July 18, 2018 (12)
10.18 #	Form of Loan Agreement dated July 17, 2018 between the Company and Shenzhen Rong Jin Jia Cheng Investment Limited (13)
10.19 #	Independent Director Agreement, dated May 8, 2019, by and between the Company and Louis Ramesh Ruben (14)
10.20 #	Independent Director Agreement, dated October 1, 2019, by and between the Company and Brent Lewis Glendening (15)
10.21 #	Independent Director Agreement, dated October 16, 2019, by and between the Company and Christophe Philippe Roland Bringuier (16)
10.22 #	Purchase and Sale Agreement of Millennium Sapphire dated May 27, 2020 between the Company and Daniel McKinney (18) (19)
19.23 #	Purchase and Sale Agreement dated June 29, 2020 between the Company and Millennium Fine Art Inc. (26)
10.24 #	Form of Acquisition Agreement of Ata Plus Sdn. Bhd. dated July 8, 2020 (26)
10.25 #	Subscription Agreement dated August 30, 2020 between Greenpro Venture Capital Limited and Global Leaders Corporation (26)
10.26 #	Subscription Agreement dated October 9, 2020 between the Company and Seah Kok Wah (20)
10.27 #	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and FirstFire Global Opportunities Fund, LLC (19)
10.28 #	Form of Convertible Note issued to FirstFire Global Opportunities Fund, LLC dated October 13, 2020 (19)
10.29 #	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and Granite Global Value Investments Ltd. (19)
10.30 #	Form of Convertible Note issued to Granite Global Value Investments Ltd. dated October 13, 2020 (19)
10.31 #	Form of Securities Purchase Agreement dated October 13, 2020 between the Company and Streeterville Capital, LLC (19)

10.32 #	Form of Convertible Note issued to Streeterville Capital, LLC dated October 13, 2020 (19)
10.33 #	Stock Purchase and Option Agreement of First Bullion Holdings Inc. dated October 19, 2020. (21)
10.34 #	Acquisition Agreement dated November 1, 2020 between the Company, Ms. Lee Yuet Lye and Mr. Chia Min Kiat (22)
10.35 #	Subscription Agreement dated December 16, 2020 between the Company and Wong Wai Hing Lena (26)
10.36 #	Subscription Agreement dated December 21, 2020 between Greenpro Venture Capital Limited and Adventure Air Race Company Limited (26)
10.37 #	Subscription Agreement dated December 22, 2020 between Greenpro Venture Capital Limited and Adventure Air Race Company Limited (26)
10.38 #	Subscription Agreement dated December 29, 2020 between Greenpro Venture Capital Limited and Pentaip Technology Inc. (26)
10.39 #	Form of Subscription Agreement between Greenpro Resources Limited and Innovest Energy Fund dated February 11, 2021. (23)
10.40 #	Form of Amendment to Convertible Promissory Note dated February 21, 2021 between the Company and Streeterville Capital, LLC (24)
10.41 #	Form of Additional 8% Acquisition of First Bullion Holdings Inc. dated February 17, 2021 (25)
10.42 #	Revised Employment Contract dated January 28, 2021, by and between Greenpro Holding Limited and Loke Che Chan Gilbert (29)
10.43 #	Revised Employment Contract dated January 28, 2021, by and between Greenpro Holding Limited and Lee Chong Kuang (29)
10.44 #	Subscription Agreement dated February 3, 2021 between Greenpro Venture Capital Limited and Angkasa-X Holdings Corp. (29)
10.45 #	Subscription Agreement dated February 19, 2021 between Greenpro Venture Capital Limited and Simson Wellness Tech. Corp. (29)
10.46 #	Form of Acquisition Agreement between the Company and Mr. Lee Chong Kuang dated May 18, 2021 (27)
10.47 #	Form of Share Exchange Agreement between the Company, Greenpro Capital Village Sdn. Bhd. (GCVSB) and the holders of preference shares of GCVSB dated June 1, 2021 (28)
10.48 #	Subscription Agreement dated June 2, 2021 between Greenpro Venture Capital Limited and Jocom Holdings Corp. (29)
10.49 #	Subscription Agreement dated July 13, 2021 between Greenpro Venture Capital Limited and 72 Technology Group Limited (29)
10.50 #	Subscription Agreement dated July 30, 2021 between Greenpro Venture Capital Limited and Ata Global Inc.(29)
10.51 #	Subscription Agreement dated August 27, 2021 between Greenpro Venture Capital Limited and catTHIS Holdings Corp. (29)
10.52 #	Subscription Agreement dated September 27, 2021 between Greenpro Venture Capital Limited and Fruita Bio Limited (29)
10.53 #	Consulting Agreement dated October 1, 2021 between the Company and Dennis Burns (29)
10.54 #	Subscription Agreement dated February 21, 2022 between Greenpro Venture Capital Limited and ACT Wealth Holdings Corp. (31)
10.55 #	Subscription Agreement dated April 1, 2022 between Greenpro Venture Capital Limited and REBLOOD Biotech Corp. (31)
10.56 #	Subscription Agreement dated June 9, 2022 between Greenpro Venture Capital Limited and Best2bid Technology Corp. (31)
10.57 #	Consulting Agreement dated October 1, 2022 between the Company and Dennis Burns (31)
10.58 #	Subscription Agreement dated February 8, 2023, between Greenpro Venture Capital Limited and Celmonze Wellness Corporation (33)
10.59 #	Employment Contract dated August 31, 2023, by and between Greenpro Holding Limited and Loke Che Chan Gilbert (33)
10.60 #	Employment Contract dated August 31, 2023, by and between Greenpro Holding Limited and Lee Chong Kuang (33)
10.61 #	Consulting Agreement dated October 1, 2023, between the Company and Dennis Burns (33)

10.62 #	Independent Director Agreement, dated March 1, 2024, by and between the Company and Sheth Prabodh Kumar Kantilal H (32)
10.63 #	Independent Director Agreement, dated March 1, 2024, by and between the Company and Han Mean Kwong (32)
10.64 #	Independent Director Agreement, dated June 1, 2024, by and between the Company and Chew Chee Wah (34)
10.65 #	Independent Director Agreement, dated June 1, 2024, by and between the Company and Wong Christopher Yu Nien (34)
10.66 *	Labuan Financial Services Authority Letter dated April 28, 2022, for Approval of Establishment of Digital Platform by Greenpro-X Corp.*
10.67 *	Shariah Pronouncement dated September 20, 2024, for Green-X DAX Platform by Green-X Corp.*
10.68 *	Stock Purchase Agreement dated August 8, 2024, between Greenpro Venture Capital Limited and Seah Kok Wah*
10.69 *	Consulting Agreement dated October 1, 2024, between the Company and Dennis Burns*
10.70 *	Consulting Agreement dated October 1, 2025, between the Company and Dennis Burns*
10.71	Acquisition Agreement dated November 18, 2025, by and among Greenpro Capital Corp. and Lim Chee Yin (35)
10.72	Share Exchange Agreement, dated as of February 13, 2026, by and among Greenpro Capital Corp., Forekast Limited, and the Forekast Shareholders listed on Annex A thereto (36)
14.1 #	Code of Ethics (17)
19.1 *	Insider Trading Policy*
21.1 #	List of Subsidiaries (17)
31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*
32.1 *	Section 1350 Certification of principal executive officer*
32.2 *	Section 1350 Certification of principal financial officer and principal accounting officer*
97.1 #	Policy for Recovery of Erroneously Awarded Compensation (33)
99.1 #	Charter of the Audit Committee (17)
99.2 #	Audit Committee Pre-Approval Procedures (17)
99.3 #	Charter of the Compensation Committee (17)
99.4 #	Charter of the Corporate Governance and Nominating Committee (17)

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

(35) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2025.

(36) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2026.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenpro Capital Corp.

Date: March 30, 2026	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following people in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee Chong Kuang	Chief Executive Officer, President and Director	March 30, 2026
Lee Chong Kuang	(Principal Executive Officer)

/s/ Loke Che Chan Gilbert	Chief Financial Officer, Secretary, Treasurer and Director	March 30, 2026
Loke Che Chan Gilbert	(Principal Financial and Accounting Officer)

/s/ Sheth Prabodh Kumar Kantilal H	Director	March 30, 2026
Sheth Prabodh Kumar Kantilal H

/s/ Chuchottaworn Srirat	Director	March 30, 2026
Chuchottaworn Srirat

/s/ Han Mean Kwong	Director	March 30, 2026
Han Mean Kwong

/s/ Chew Chee Wah	Director	March 30, 2026
Chew Chee Wah

/s/ Wong Christopher Yu Nien	Director	March 30, 2026
Wong Christopher Yu Nien

GREENPRO CAPITAL CORP.

Consolidated Financial Statements

For the Years Ended December 31, 2025, and 2024

(With Report of Independent Registered Public Accounting Firm)

GREENPRO CAPITAL CORP.

SFAI MALAYSIA PLT 202206000021 (LLP0031758-LCA) & AF 002216 Chartered Accountants Block C2-G, Ground Floor, Setiawalk, Persiaran Wawasan, 47160 Puchong, Selangor, Malaysia. Tel: 603- 7802 9000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Greenpro Capital Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Greenpro Capital Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2025, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, for the year ended December 31, 2025, the Company incurred a negative cash flow from operating activities of $1,790,250 and as of December 31, 2025, the Company incurred an accumulated deficit of $40,246,712. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the United States federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation, Presentation and Disclosure of Digital Assets

As disclosed in Note 3 to the financial statements, the Company held digital assets with a carrying amount of $282,161 as of December 31, 2025, consisting of various types of cryptocurrency assets. The accounting for these digital assets requires management to assess their valuation, presentation, and disclosure in accordance with U.S. generally accepted accounting principles. The presentation of digital assets within the financial statements is determined based on the nature of the assets, the rights and obligations conveyed by the specific digital asset, how they are held, and their intended use. In accordance with ASU 2023-08 – Accounting for and Disclosure of Crypto Assets, these digital assets are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in net income (loss) in the consolidated statements of operations. The determination of fair value requires judgment due to the volatile nature of cryptocurrency markets.

We identified the valuation, presentation and disclosure of the digital assets as a critical audit matter due to the complexity and subjectivity involved in (i) determining the appropriate accounting classification, considering whether the assets meet the definition of cash equivalents, financial instruments, inventory or intangible assets; and (ii) assessing the valuation of digital assets in the absence of observable market prices at specific reporting dates. Given the significant judgment required by management to apply relevant accounting guidance and the inherent volatility of cryptocurrency prices, auditing this area required a high degree of auditor judgment and extensive audit effort. As of December 31, 2025, the Company has recorded digital assets of USD282,161, significant to the consolidated financial statements.

Our audit procedure in this area included the following, among others:

a)	Reviewed management’s assessment of the appropriate classification of digital assets under ASC 350 (Intangibles – Goodwill and Other);

b)	Assessed whether management considered alternative classification, such as cash equivalents, financial instruments, inventory and documented their rationale;

c)	Evaluated the Company’s accounting policies for digital assets for compliance with U.S. GAAP;

d)	Obtained understanding and inspected the platform integration and transaction processing mechanisms;

e)	Assessed the effective system of internal control over financial reporting through the review of SOC reports;

f)	Inspected transaction records and supporting evidence to verify the recognition of digital assets.

g)	Performed wallet reconciliation of transactions movement to match the financial records;

h)	Reviewed management’s process for determining fair value, including sources used (e.g., market exchanges, pricing services);

i)	Tested the fair value calculation by independently verifying cryptocurrency prices from multiple exchanges on the reporting date;

j)	Evaluated how management considers price volatility in assessing impairment and assessed whether the Company considers market conditions at the reporting date;

k)	Assessed the recognition and measurement of financial statement items and evaluated the appropriateness of management’s judgments; and

l)	Considered the adequacy of the disclosures in the financial statements.

We have served as the Company’s auditor since 2025.

/s/ SFAI MALAYSIA PLT

(PCAOB: 7167)

Malaysia

March 30, 2026

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
k)	Assessed the recognition and measurement of financial statement items and evaluated the appropriateness of management’s judgments; and
l)	Considered the adequacy of the disclosures in the financial statements.

JP CENTURION & PARTNERS PLT (PCAOB: 6723)

We have served as the Company’s auditor since 2021.

Kuala Lumpur, Malaysia

April 9, 2025

GREENPRO CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025, AND 2024

(Expressed in U.S. Dollars)

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents (including $64,239 and $77,239 of time deposits as of December 31, 2025, and 2024, respectively)	$636,659	$1,124,818
Accounts receivable, net of allowance for credit losses of $2,095 and $2,883 as of December 31, 2025, and 2024, respectively (including $41 of net accounts receivable from related party as of December 31, 2024)	8,805	94,521
Prepaids and other current assets	451,063	450,458
Digital assets	282,161	192,398
Due from related parties	995,640	954,184
Deferred costs of revenue (including $6,250 and $18,750 to related parties as of December 31, 2025, and 2024, respectively)	58,099	38,382
Total current assets	2,432,427	2,854,761

Property and equipment, net	1,358,181	2,226,888
Real estate investments:
Real estate held for sale	886,502	980,402
Real estate held for investment, net	378,157	352,854
Intangible assets, net	437	709
Goodwill	-	6,035
Other investments (including $12,073 of related party investments as of December 31, 2024)	-	12,073
Operating lease right-of-use assets, net	19,890	19,929
Finance lease right-of-use asset, net	15,794	20,272
TOTAL ASSETS	$5,091,388	$6,473,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,165,922	$975,208
Due to related parties	101,922	57,497
Operating lease liabilities	19,890	19,929
Finance lease liabilities, current portion	4,442	3,766
Deferred revenue	201,535	213,000
Total current liabilities	1,493,711	1,269,400

Finance lease liabilities, non-current portion	6,833	10,235
Total liabilities	1,500,544	1,279,635

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 8,625,813 and 7,575,813 shares issued and outstanding as of December 31, 2025, and 2024, respectively	8,626	7,576
Additional paid in capital	43,983,781	42,749,831
Accumulated other comprehensive loss	(192,226)	(336,115)
Accumulated deficit	(40,246,712)	(37,264,379)
Total Greenpro Capital Corp. stockholders’ equity	3,553,469	5,156,913
Noncontrolling interests in consolidated subsidiary	37,375	37,375

Total stockholders’ equity	3,590,844	5,194,288

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,091,388	$6,473,923

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

(Expressed in U.S. Dollars)

	Year ended December 31,
	2025	2024
REVENUES:
Service revenue (including $58,861 and $364,336 of service revenue from related parties for the years ended December 31, 2025, and 2024, respectively)	$1,843,968	$3,091,903
Digital revenue (including $21,000 of digital revenue from related parties for the year ended December 31, 2024)	168,240	327,802
Rental revenue	61,349	76,700
Total revenues	2,073,557	3,496,405

COST OF REVENUES:
Cost of service revenue (including $14,642 and $10,934 of cost of revenue to related parties for the years ended December 31, 2025, and 2024, respectively)	(351,491)	(355,120)
Cost of digital revenue	(41,509)	(48,495)
Cost of rental revenue	(14,393)	(22,825)
Total cost of revenues	(407,393)	(426,440)

GROSS PROFIT	1,666,164	3,069,965

OPERATING EXPENSES:
General and administrative expenses (including $145,505 and $149,817 of general and administrative expenses to related parties for the years ended December 31, 2025, and 2024, respectively)	(3,818,580)	(4,039,243)

LOSS FROM OPERATIONS	(2,152,416)	(969,278)

OTHER INCOME (EXPENSES):
Other income (including $38,729 and $47,635 of other income from related parties for the years ended December 31, 2025, and 2024, respectively)	67,330	53,334
Interest income (including $6,103 and $5,073 of interest income from related party for the years ended December 31, 2025, and 2024, respectively)	9,251	19,161
Gain on disposal of real estate held for investment	-	21,634
Gain on disposal of investments (including $39,800 and $324,917 of related party investments for the years ended December 31, 2025, and 2024, respectively)	39,800	324,917
Reversal of impairment of investment (including $150 of related party investment for the year ended December 31, 2025)	150	-
Interest expense	(883)	(1,070)
Impairment of property and equipment	(813,552)	-
Impairment of real estate held for sale	(96,846)	-
Impairment of other investments (including $12,073 and $87,425 of related party investments for the years ended December 31, 2025, and 2024, respectively)	(12,073)	(87,425)
Impairment of goodwill	(6,035)	(82,561)
Loss on disposal of investment (including $100 of related party investment for the year ended December 31, 2024)	-	(100)
Fair value loss on digital assets	(4,818)	-
Total other (expenses) income	(817,676)	247,890

LOSS BEFORE INCOME TAX	(2,970,092)	(721,388)
Income tax expense	(12,241)	(4,439)
NET LOSS	(2,982,333)	(725,827)
Net loss attributable to noncontrolling interests	-	10,543

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF GREENPRO CAPITAL CORP.	(2,982,333)	(715,284)
Other comprehensive income (loss):
- Foreign currency translation income (loss)	143,889	(25,946)
COMPREHENSIVE LOSS	$(2,838,444)	$(741,230)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.37)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,010,607	7,575,813

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

(Expressed in U.S. Dollars)

				Accumulated
	Common Stock		Additional	Other		Non-	Total
	Number		Paid-in	Comprehensive	Accumulated	Controlling	Stockholders’
	of Shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balance as of December 31, 2023	7,575,813	$7,576	$42,897,029	$(310,169)	$(36,549,095)	$291,298	$6,336,639
Acquisition of noncontrolling interest’s shares in a subsidiary	-	-	(147,198)	-	-	(243,380)	(390,578)
Foreign currency translation	-	-	-	(25,946)	-	-	(25,946)
Net loss for the year	-	-	-	-	(715,284)	(10,543)	(725,827)
Balance as of December 31, 2024	7,575,813	$7,576	$42,749,831	$(336,115)	$(37,264,379)	$37,375	$5,194,288
Common Stock sold in private placements	1,050,000	1,050	1,233,950	-	-	-	1,235,000
Foreign currency translation	-	-	-	143,889	-	-	143,889
Net loss for the year	-	-	-	-	(2,982,333)	-	(2,982,333)
Balance as of December 31, 2025	8,625,813	$8,626	$43,983,781	$(192,226)	$(40,246,712)	$37,375	$3,590,844

See accompanying notes.

GREENPRO CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

(Expressed in U.S. Dollars)

	Year ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(2,982,333)	$(725,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	138,169	144,822
Amortization of intangible assets	271	476
Amortization of operating lease right-of-use assets	95,493	94,807
Amortization of finance lease right-of-use asset	6,214	5,816
Impairment of property and equipment	813,552	-
Impairment of real estate held for sale	96,846	-
Impairment of other investments - related parties	12,073	87,425
Impairment of goodwill	6,035	82,561
Fair value loss on digital assets	4,818	-
Loss on disposal of other investment	-	100
Gain on disposal of other investments	(39,800)	(324,917)
(Recapture of) provision for credit losses	(825)	90,223
Reversal of impairment of other investment - related party	(150)	-
Gain on disposal of real estate held for investment	-	(21,634)
Changes in operating assets and liabilities:
Accounts receivable	85,716	(49,583)
Prepaids and other current assets	(605)	176,857
Digital assets	(89,763)	(192,398)
Deferred costs of revenue	(19,717)	(22,091)
Accounts payable and accrued liabilities	190,714	250,412
Income tax payable	-	(292)
Operating lease liabilities	(95,493)	(94,807)
Deferred revenue	(11,465)	(862,404)
Net cash used in operating activities	(1,790,250)	(1,360,454)

Cash flows from investing activities:
Proceeds from disposal of other investments	39,950	322,820
Proceeds from real estate held for sale	-	15,632
Proceeds from real estate held for investment	-	267,985
Purchase of property and equipment	(2,788)	(5,068)
Purchase of other investment	-	(92)
Net cash provided by (used in) investing activities	37,162	601,277

Cash flows from financing activities:
Principal payment of finance lease liabilities	(3,944)	(3,447)
Advances from (to) related parties	2,969	(205,321)
Proceeds from shares issued for cash	1,235,000	-
Net cash provided by (used in) financing activities	1,234,025	(208,768)

Effect of exchange rate changes on cash and cash equivalents	30,904	(130,434)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(488,159)	(1,098,379)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,124,818	2,223,197

CASH AND CASH EQUIVALENTS, END OF YEAR	$636,659	$1,124,818

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$11,371	$1,692
Cash paid for interest	$883	$1,070

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right-of-use assets and operating lease obligations by a lessee	$95,727	$-
Distribution of real estate held for sale to a non-controlling interest for acquisition of noncontrolling interest’s shares in a subsidiary and settlement of noncontrolling interest’s loan	$-	$678,085

See accompanying notes.

GREENPRO CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

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

Going concern

The accompanying consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2025, the Company recorded a net loss of $2,982,333 and net cash used in operations of $1,790,250 and as of December 31, 2025, the Company incurred an accumulated deficit of $40,246,712. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. For those consolidated subsidiaries where the Company’s ownership is less than 100%, the outside shareholders’ interests are shown to be noncontrolling interests in equity. Acquired businesses are included in the consolidated financial statements from the dates of acquisition. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts receivable on December 31, 2025, and 2024 are net of allowances for credit losses of $2,095 and $2,883, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected on December 31, 2025, and 2024:

	As of and for the years ended,
	2025	2024
Balance at beginning of year	$2,883	$610,599
(Credits) charges to operating expenses	(825)	90,223
Write-off of accounts receivable	-	(557,622)
Recovery of accounts receivable	-	(39,000)
Adjustments for credit losses	37	(101,317)
Balance at end of year	$2,095	$2,883

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

On December 31, 2025, and 2024, cash was to facilitate payment of expenses in local currencies or to facilitate third-party online payment platforms for which the Company had not set up a corporate account, such as WeChat Pay or Alipay.

	As of December 31,
	2025	2024
Cash and cash equivalents
Denominated in United States Dollar	$155,162	$184,156
Denominated in Hong Kong Dollar	251,756	338,772
Denominated in Chinese Renminbi	211,100	521,168
Denominated in Malaysian Ringgit	18,215	80,294
Denominated in Singapore Dollar	426	428
Cash and cash equivalents	$636,659	$1,124,818

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

	As of December 31,
	2025	2024
Accounts receivable, gross	$10,900	$97,404
Less: Allowance for credit losses	(2,095)	(2,883)
Accounts receivable, net	$8,805	$94,521

Digital assets

In recent years, the SEC and U.S. state securities regulators have stated that certain digital assets or digital asset products may be classified as securities under U.S. federal and state securities laws, and in the case of the SEC, has made public statements on this topic – however, these statements are not binding or definitive guidance. Several enforcement actions and regulatory proceedings have since been initiated against digital assets and digital asset products, as well as against trading platforms that support digital assets. The SEC has characterized several crypto assets, products, and services as securities in these regulatory proceedings and enforcement actions. The SEC has stated more recently that a crypto asset itself is not a security, but there are uncertainty and inconsistency in the courts that have grappled with the issue of whether or how certain crypto asset transactions could be deemed securities. Several foreign governments have also issued similar warnings cautioning that digital assets may be deemed to be securities or other similarly regulated financial instruments under the laws of their jurisdictions.

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

● Security token:

A crypto asset that is a security under the U.S. federal securities laws. This includes digital forms of traditional equity or fixed income securities, or maybe assets deemed to be a security based on their characterization as an investment contract or note.

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

As of December 31, 2025, and 2024, the Company determined that there was no indicator of impairment of its digital assets.

As of December 31, 2025, and 2024, the crypto assets held for operation under digital assets were $282,161 and $192,398, respectively (see Note 3).

Since the first quarter of 2025, the Company has adopted ASU 2023-08 (ASC 350-60) and recognized fair value loss on digital assets of $4,818 for the year end December 31, 2025 (see Note 3). Other than these fair value changes, the adoption had no effect on our consolidated financial statements based upon the nature of the Company’s current operations.

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

Office leasehold includes property and equipment representing three adjoining office units used by the Company located in a commercial building in Shenzhen, China. The office leasehold is subject to a land lease with a term of 27 years and is being depreciated over the remaining lease term. Expenditure on maintenance and repairs are expensed when incurred. Depreciation for this office leasehold in Shenzhen, China, classified as an operating expense, was $102,172 and $102,241 for the years ended December 31, 2025, and 2024, respectively (see Note 4).

In conducting its reviews for indicators of impairment, the Company, including its management team and an independent appraiser, assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, the Company prepares an estimate of future cash flow expected to result from the use of the asset and its eventual disposition. If the estimated cash flow is less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. During the fourth quarter of 2025, the Company conducted an annual review and as a result, indicators of impairment of its office leasehold in Shenzhen, China were identified. The Company determined that the asset was impaired, an impairment of its property and equipment of $813,552 was recognized for the year ended December 31, 2025, and the property and equipment was revalued at approximately $1,300,000 (equivalent to RMB9,100,000) as of December 31, 2025 (see Note 4).

As of December 31, 2024, the Company identified there were no indicators of impairment of its property and equipment (see Note 4).

Real estate held for sale

Real estate held for sale is reported at the lower carrying amount or fair value, less estimated costs to sell. The cost of real estate held for sale includes the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. We actively market all properties that are designated as held for sale. Real estate held for sale is not depreciated.

In conducting its reviews for indicators of impairment, the Company, including its management team and an independent appraiser, evaluates, among other things, the margins on units already sold within the project, margins on units under contract but not closed, and projected margins on future unit sales. The Company pays close attention to discerning whether the real estate held for sale is moving at a slower than expected pace or where margins are trending downward. During the fourth quarter of 2025, the Company conducted an annual review and as a result, indicators of impairment of its real estate held for sale in Hong Kong were identified. The Company determined that the asset was impaired, an impairment of its real estate held for sale of $96,846 was recognized for the year ended December 31, 2025, and the real estate held for sale was revalued at approximately $887,000 as of December 31, 2025 (equivalent to HK$6,900,000) (see Note 5).

As of December 31, 2024, the Company identified there were no indicators of impairment of its real estate held for sale (see Note 5).

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

Depreciation for this office leasehold in Kuala Lumpur, Malaysia, classified as cost of rental, was $9,992 and $15,590 for the years ended December 31, 2025, and 2024, respectively (see Note 6).

In conducting its reviews for indicators of impairment, the Company, including its management team and an independent appraiser, assesses the carrying value of real estate held for investment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, the Company prepares an estimate of future cash flow expected to result from the use of the asset and its eventual disposition. If the estimated cash flow is less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. During the fourth quarter of 2025, the Company conducted an annual review and as a result, no indictors of impairment of its real estate held for investment in Kuala Lumpur, Malaysia were identified. The Company determined that the asset was not impaired, no impairment of its real estate held for investment was recognized for the year ended December 31, 2025, and the real estate held for investment was valued at approximately $378,000 (equivalent to MYR1,535,000) as of December 31, 2025 (see Note 6).

As of December 31, 2024, the Company identified there were no indicators of impairment of its real estate held for investment (see Note 6).

Intangible assets, net

Amortizable identifiable intangible assets are stated at cost less accumulated amortization and represent certain trademarks registered in USA, Hong Kong, China, and Singapore.

Amortization is calculated on the straight-line basis over the following estimated useful lives:

Categories	Estimated useful life
Trademarks	10 years

Amortization expense for intangible assets was $271 and $476 for the years ended December 31, 2025, and 2024, respectively.

The Company follows ASC 360 in accounting for intangible assets, which require impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. As of December 31, 2025, and 2024, the Company identified there were no indicators of impairment of intangible assets (see Note 8).

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Under the guidance of ASC 350, goodwill is not amortized; rather, it is tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform an annual impairment test for its reporting units on December 31 of each fiscal year.

On June 6, 2024, the Company acquired Global Business Hub Limited (“GBHL”) from our Chief Executive Officer and director, Mr. Lee, Chong Kuang, for a price of $100. The Company accounted for the transaction as a business combination in accordance with ASC 805 “Business Combinations” and performed an allocation of the purchase price paid for the assets acquired and the liabilities assumed with the reference of the financial statements of GBHL as of June 6, 2024. As a result, goodwill of $6,035 was recorded.

During the fourth quarter of 2024, the Company performed an annual test and as a result, indicators of impairment of goodwill were identified. The Company determined that goodwill was impaired, an impairment of $82,561 for the year ended December 31, 2024, was recognized, and goodwill was devalued to $6,035 as of December 31, 2024.

During the fourth quarter of 2025, the Company performed an annual test on goodwill and as a result, there was an indication of impairment. The Company determined that goodwill was fully impaired and recognized an impairment of $6,035 for the year ended December 31, 2025, and goodwill was devalued to $nil as of December 31, 2025 (see Note 8).

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

On December 31, 2025, the Company had a total of twenty (20) investments in equity securities without readily determinable fair values, all were related party investments and fully impaired with $nil value (see Note 7).

On December 31, 2024, the Company had a total of twenty-one (21) investments in equity securities without readily determinable fair values, all were related party investments with an aggregate value of $12,073. In which, nineteen (19) investments in equity securities without readily determinable fair values were fully impaired and with $nil value (see Note 7).

Impairment of long-lived assets

Long-lived assets primarily include property and equipment, real estate held for sale, real estate held for investment, intangible assets, goodwill and other investments. In accordance with the provisions of ASC 360, the Company generally conducts its annual impairment evaluation of its long-lived assets in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount of the asset.

As of December 31, 2025, the Company identified there were indicators of impairment and determined its property and equipment, real estate held for sale, goodwill and other investments were impaired.

As of December 31, 2024, the Company identified there were indicators of impairment and determined its goodwill and other investments were impaired.

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

See Note 9 for more information regarding leases.

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

During the past two years, the Company did not have any derivative transactions and there were no derivative liabilities recorded as of December 31, 2025, and 2024, respectively.

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain (see Note 11).

The Company conducts its businesses in China, Hong Kong, Malaysia and Labuan and is subject to tax in these jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Earnings per share (EPS)

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks, for example, convertible securities, options and warrants as if they had been converted at the beginning of the period presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect would increase earnings per share or decrease loss per share, are excluded from the calculation of diluted EPS. For the years ended December 31, 2025, and 2024, there were no dilutive shares.

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

Translation of amounts from each foreign currency of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the years ended December 31,
	2025	2024
Period-end MYR : US$1 exchange rate	4.06	4.47
Period-average MYR : US$1 exchange rate	4.27	4.56
Period-end RMB : US$1 exchange rate	7.00	7.30
Period-average RMB : US$1 exchange rate	7.17	7.19
Period-end HK$ : US$1 exchange rate	7.78	7.77
Period-average HK$ : US$1 exchange rate	7.80	7.80

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

The Company believes the carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, prepaids and other current assets, digital assets, accounts payable and accrued liabilities, deferred costs of revenue, deferred revenue, and due from or due to related parties, approximate their fair values because of the short-term nature of these financial instruments.

Concentrations of risks

For the year ended December 31, 2025, one (1) customer accounted for 21% of the Company’s revenue, and three (3) customers accounted for 34% (14%, 10% and 10%, respectively) of the Company’s accounts receivable at year-end.

For the year ended December 31, 2024, one (1) customer accounted for 12% of the Company’s revenue, and one (1) customer accounted for 85% of the Company’s accounts receivable at year-end.

For the year ended December 31, 2025, no vendor accounted for 10% or more of the Company’s cost of revenues, and one (1) vendor accounted for 35% of the Company’s accounts payable at year-end.

For the year ended December 31, 2024, no vendor accounted for 10% or more of the Company’s cost of revenues, and two (2) vendors accounted for 74% (53% and 21%, respectively) of the Company’s accounts payable at year-end.

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

Accounting Standards Adopted in 2025

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

Since the first quarter of 2025, the Company has adopted ASU 2023-08 (ASC 350-60), and the required disclosures are included in Note 3, Digital Assets.

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

Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively. The Company adopted this ASU prospectively in the fourth quarter of 2025, and the required disclosures are included in Note 11, Income Taxes.

Accounting Standards not yet Adopted

Accounting Standards Update 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses:

In November 2024, FASB issued ASU 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on its consolidated financial statement and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on its consolidated financial position, statements of operations and cash flows.

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

From December 2024, we have started to issue and sell our digital assets, GX Token, to other investors.

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

Other than 40% of the real estate properties in Hong Kong were distributed to the non-controlling interest (the “NCI”) of Forward Win International Limited (“FWIL”), a Hong Kong subsidiary of the Company, for its acquisition of the remaining 40% shares of FWIL from the NCI on April 15, 2024, no real estate property was sold during 2025 and 2024.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	For the years ended December 31,
	2025	2024
Revenue by business line:
Corporate advisory – non-listing services	$1,063,535	$1,429,860
Corporate advisory – listing services	780,433	1,662,043
Provision of a digital platform and trading of digital assets	168,240	327,802
Rental of real estate properties	61,349	76,700
Total revenue	$2,073,557	$3,496,405

	For the years ended December 31,
	2025	2024
Revenue by geographic area:
Hong Kong	$786,715	$1,831,208
Malaysia	430,528	655,725
China	856,314	1,009,472
Total revenue	$2,073,557	$3,496,405

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

As of December 31, 2025, and 2024, deferred costs of revenue and deferred revenue are classified as current assets and current liabilities, respectively:

	As of December 31,
	2025	2024
Current assets
Deferred costs of revenue	$58,099	$38,382

Current liabilities
Deferred revenue	$201,535	$213,000

Changes in deferred revenue during 2025 and 2024 are as follows:

	As of and for the years ended December 31,
	2025	2024
Deferred revenue, beginning of year	$213,000	$1,075,404
New contract liabilities	768,968	799,639
Performance obligations satisfied	(780,433)	(1,662,043)
Deferred revenue, end of year	$201,535	$213,000

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

As of December 31, 2025, the details of digital assets we held are as follows:

Ticker Symbol	Digital Assets	Number of Tokens (1)	Value per Token (1)	Total Value (2)
2UT	Brighsun 2UT	8,451.810	$2.336	$19,747
BCH	Bitcoin Cash	0.022	599.190	13
BTC	Bitcoin	0.033	87,520.000	2,873
ETH	Ethereum	0.824	2,966.770	2,444
USDT	Tether	257,246.961	0.999	256,912
XRP	Ripple	93.364	1.840	172
				$282,161

(1)	Number of tokens and value per token were displayed up to 3 decimal places, respectively.
(2)	Total value was rounded to the nearest dollar.

As of December 31, 2024, the details of digital assets we held are as follows:

Ticker Symbol	Digital Assets	Number of Tokens (1)	Value per Token (1)	Total Value (2)
2UT	Brighsun 2UT	2,127.949	$4.451	$9,471
BCH	Bitcoin Cash	0.022	234.360	5
BTC	Bitcoin	0.004	85,045.455	318
ETH	Ethereum	0.815	3,285.56	2,677
USDT	Tether	179,933.792	1.000	179,885
XRP	Ripple	82.017	0.513	42
				$192,398

(1)	Number of tokens and value per token were displayed up to 3 decimal places, respectively.
(2)	Total value was rounded to the nearest dollar.

The following table sets forth a summary of the changes in the estimated fair value of our digital assets during the years ended December 31, 2025, and 2024, respectively:

	As of December 31,
	2025	2024
Fair value at beginning of year	$192,398	$-
Additions during the year	94,581	192,398
Change in fair value during the year	(4,818)	-
Fair value at end of year	$282,161	$192,398

The estimated fair value of our digital assets was $282,161 and $192,398 as of December 31, 2025, and December 31, 2024, respectively.

For the year ended December 31, 2025, we recognized a fair value loss on digital assets of $4,818.

During 2024, we issued 4,000,000 tokens of our digital assets, GX Token, in exchange for 5,000,000 tokens of Dignity Token, an asset-backed crypto security token (“DiGau”). Despite the token exchange, DiGau was not recognized in our consolidated balance sheets as of December 31, 2025, and 2024, respectively, as the transaction did not meet the criteria for asset recognition.

As of the date of this report, we have not yet determined the value of DiGau and are still evaluating the fair value due to a lack of observable market transactions and price information.

We do not expect that the exclusion of the transaction will have a significant effect on our consolidated financial statements as of December 31, 2025, and 2024, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2025	2024
Property and equipment
Office leasehold	$3,008,413	$3,008,413
Furniture and fixtures	52,058	52,058
Office equipment	147,932	142,864
Leasehold improvement	92,566	92,566
	3,300,969	3,295,901
Changes during the year:
Add: Additions	2,788	5,068
Less: Impairment	(813,552)	-
	2,490,205	3,300,969

Less: Accumulated depreciation
Accumulated depreciation, beginning of year	(1,074,081)	(882,363)
Depreciation for the year	(128,177)	(129,232)
Disposal or write-off	-	-
Effect of changes in exchange rate	70,234	(62,486)
Accumulated depreciation, end of year	(1,132,024)	(1,074,081)
Property and equipment, net	$1,358,181	$2,226,888

Office leasehold under property and equipment represents three adjoining office units owned and used by the Company located in a commercial building in Shenzhen, China (the “Office Leasehold”). The Office Leasehold is subject to a 50-year land lease with a remaining term of 19 years and is being depreciated over the remaining lease term. Depreciation for the Office Leasehold, classified as an operating expense, was $102,172 and $102,241 for the years ended December 31, 2025, and 2024, respectively.

Depreciation for property and equipment, including the Office Leasehold, furniture and fixtures, office equipment and leasehold improvement, classified as an operating expense, totaling $128,177 and $129,232 for the years ended December 31, 2025, and 2024, respectively.

During the fourth quarter of 2025, the Company, including its management team and an independent appraiser, Ravia Global Appraisal Advisory Limited (the “Appraiser”) engaged by the Company, conducted an annual review of the Office Leasehold’s fair value by market approach for comparing its fair value to similar properties which have been sold recently, and as a result, indicators of impairment of the Office Leasehold were identified.

As of December 31, 2025, the fair value of the Office Leasehold was appraised by the Appraiser at approximately $1,300,000 (equivalent to RMB9,100,000), compared to the Office Leasehold’s net book value of approximately $2,100,000 (equivalent to RMB15,000,000), the Office Leasehold was devalued.

The Company determined that the Office Leasehold was impaired, an impairment of its property and equipment of $813,552 was recognized for the year ended December 31, 2025, and the property and equipment was revalued at approximately $1,300,000 (equivalent to RMB9,100,000) as of December 31, 2025.

As of December 31, 2024, the Company identified there were no indicators of impairment of its property and equipment.

On December 31, 2025, and 2024, the Company’s property and equipment were valued at $1,358,181 and $2,226,888, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate held for sale represents multiple units in a building located in Hong Kong (the “Property”).

On February 25, 2015, the Company acquired a 60% interest of Forward Win International Limited (“FWIL”), a company that aims to trade the Property.

The Property was developed for resale on a “unit by unit” basis and is stated at the lower of cost or estimated fair value, less estimated costs to sell. Real estate held for sale represents the Property for which a committed plan to sell exists and an active program to market the Property has been initiated.

On April 15, 2024, the Company acquired the remaining 40% shares of FWIL from the non-controlling interest (the “NCI”) in exchange for a distribution of 40% of FWIL’s Property as consideration for its acquisition and settlement of a loan from the NCI (the “Acquisition”).

Other than the Acquisition, no property was sold during 2025 and 2024.

During the fourth quarter of 2025, the Company, including its management team and an independent appraiser, Ravia Global Appraisal Advisory Limited (the “Appraiser”) engaged by the Company, conducted an annual review of the Property’s fair value by market approach for comparing its fair value to similar properties which have been sold recently, and as a result, indicators of impairment of the Property were identified.

As of December 31, 2025, the fair value of the Property was appraised by the Appraiser at approximately $887,000 (equivalent to HK$6,900,000), compared to the Property’s net book value of approximately $980,000 (equivalent to HK$7,700,000), the Property was devalued.

The Company determined that the Property was impaired, an impairment of the Property of $96,846 was recognized for the year ended December 31, 2025, and the Property was revalued at approximately $887,000 (equivalent to HK$6,900,000) as of December 31, 2025.

As of December 31, 2024, the Company identified there were no indicators of impairment of the Property.

	As of December 31,
	2025	2024

Real estate held for sale, beginning of year	$980,402	$1,659,207

Changes during the year:
Less: Distribution to the NCI	-	(678,085)
Less: Impairment	(96,846)	-
Effect of changes in exchange rate	2,946	(720)
	(93,900)	(678,805)
Real estate held for sale, end of year	$886,502	$980,402

On December 31, 2025, and 2024, the Company’s real estate held for sale was valued at $886,502 and $980,402, respectively.

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT, NET

	As of December 31,
	2025	2024
Real estate held for investment
Office leasehold	$467,581	$780,518
Furniture and fixtures	44,244	51,721
Office equipment	15,860	16,534
Leasehold improvement	27,736	70,906
	555,421	919,679

Changes during the year:
Less: Disposal	-	(364,258)
Real estate held for investment, gross	555,421	555,421

Less: Accumulated depreciation
Accumulated depreciation, beginning of year	(202,567)	(320,931)
Depreciation for the year	(9,992)	(15,590)
Disposal		118,344
Effect of changes in exchange rate	35,295	15,610
Accumulated depreciation, end of year	(177,264)	(202,567)
Real estate held for investment, net	$378,157	$352,854

Office leasehold under real estate held for investment represents the Company’s two adjoining office units located in one commercial building in Malaysia (the “Office Leasehold”). The Office Leasehold is currently rented to an unrelated tenant.

Depreciation for real estate held for investment including the Office Leasehold, furniture and fixtures, office equipment and leasehold improvement, included in the cost of rental revenue, was $9,992 and $15,590 for the years ended December 31, 2025, and 2024, respectively.

During the first quarter of 2025, the Company’s furniture and fixtures, office equipment and leasehold improvement under real estate held for investment had been fully depreciated with a nil net book value.

During the fourth quarter of 2025, the Company, including its management team and an independent appraiser, Ravia Global Appraisal Advisory Limited (the “Appraiser”) engaged by the Company, conducted an annual review of the Office Leasehold’s fair value by market approach for comparing its fair value to similar properties which have been sold recently, and as a result, no indicators of impairment of the Office Leasehold were identified. The Company determined that the asset was not impaired, no impairment of its real estate held for investment was recognized for the year ended December 31, 2025, and the real estate held for investment was valued at approximately $378,000 (equivalent to MYR1,535,000) as of December 31, 2025.

As of December 31, 2024, the Company identified there were no indicators of impairment of its real estate held for investment.

On December 31, 2025, and 2024, the Company’s real estate held for investment was valued at $378,157 and $352,854, respectively.

NOTE 7 - OTHER INVESTMENTS

	As of December 31,
	2025	2024
Investment in equity securities without readily determinable fair values of affiliates (related parties):
Greenpro Trust Limited (a)(i)	$-	$11,981
SEATech Ventures Corp. (a)(ii)	-	92
Total	$-	$12,073

Investments in equity securities

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

The Company believes all its invested equity securities are without readily determinable values even certain of the equity securities are listed in the over the counter (OTC) market, as their securities are not actively traded on a securities exchange registered with the U.S. Securities and Exchange Commission (SEC) or in the OTC market.

In addition, the Company records its equity securities without readily determinable fair values at cost. For these cost method investments, the Company records them as other investments in its consolidated balance sheets (the “Investments”). The Company reviews the Investments quarterly to determine if impairment indicators are present; however, it is not required to determine the fair value of the Investments unless impairment indicators exist. When impairment indicators exist, the Company generally adopts the valuation methods allowed under ASC820 Fair Value Measurement to evaluate the fair values of the Investments approximate or exceed their carrying values.

During 2025 and 2024, the changes in carrying values of the Investments are as follows:

	As of December 31,
	2025	2024
Original cost
Balance, beginning of year	$8,331,139	$8,331,964
Additions during the year	-	92
Disposals and terminations during the year	-	(700)
Disposal of impaired investment during the year	(150)	(217)
Balance, end of year	8,330,989	8,331,139

Accumulated impairment
Balance, beginning of year	(8,319,066)	(8,231,858)
Impairment for the year	(12,073)	(87,425)
Disposal of impaired investment during the year	150	217
Balance, end of year	(8,330,989)	(8,319,066)

Net carrying values of equity securities without readily determinable fair values	$-	$12,073

On November 18, 2025, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Lim Chee Yin, an individual (the “Seller”). Pursuant to the Acquisition Agreement, subject to the satisfaction or waiver of the conditions set forth therein, upon consummation of the transaction contemplated in the Acquisition Agreement (the “Closing”), the Company will acquire 0.99% of Seller’s shareholdings in Greenophene Technologies Limited, a company incorporated in the British Virgin Islands (“Greenophene”), equivalent to 10 shares of Greenophene (the “Acquisition”).

Subject to the terms and conditions of the Acquisition Agreement, at the effective time of the Acquisition (the “Effective Time”), the aggregate closing consideration to be issued by the Company to the Seller shall be $1,200,000, to be satisfied with the issuance of 800,000 shares of the Company’s Common Stock, par value $0.0001 per share, valued at $1.50 per share (the “Consideration”). Such shares shall be restricted under Rule 144 of the Securities Act of 1933 (the “Securities Act”).

Pursuant to Article 6.4 of the Acquisition Agreement, all 800,000 shares to be issued as Consideration will be held in escrow and will remain under the control of the Company until the Closing.

For the year ended December 31, 2025, the Company recognized an impairment of $12,073 for two (2) of the Investments (see (a)) and recorded a reversal of impairment of $150 for one (1) of the Investments (see (b)).

During 2025, one (1) impaired investment of the Investments of $150 was sold to an unrelated party for $39,950. As a result, the Company recognized a gain of disposal of investment of $39,800 and a reversal of impairment of investment of $150 for the year ended December 31, 2025 (see (b)).

On December 31, 2025, the Investments represented the Company’s twenty (20) investments in equity securities without readily determinable fair values, all were related party investments and fully impaired with a nil value.

As of December 31, 2025, the Acquisition has not been completed as the Consideration has yet been settled, and hence the Acquisition was not reported to the Company’s consolidated financial statements.

As of the date of this report, the Consideration is still outstanding, and the Company is continuing to discuss the date of settlement of the Consideration with the Seller.

For the year ended December 31, 2024, the Company recognized an impairment of $87,425 for eight (8) of the Investments.

During 2024, the Company paid $92 or $0.0001 per share to acquire 923,544 shares of common stock of SEATech Ventures Corp. (“SEATech”) from an unrelated party in addition to the remaining 2,279,813 SEATech shares which were acquired and impaired in 2018.

During 2024, the Company sold all its 1,000,000 common shares of Agape ATP Corporation (“Agape”) which were acquired in total of $100, through a broker in two batches for $307,697, and sold back all its 5,000,000 common shares of Celmonze Wellness Corporation (“Celmonze”) to Celmonze at cost $500 or $0.0001 per share, and sold all its 2,165,000 common shares of MU Global Holding Limited (“MUGH”) which were acquired in total of $217 and fully impaired in 2018 to an unrelated party for $17,320.

In December 2024, REBLOOD Biotech Corp. (“REBLOOD”) was dissolved and hence, all 1,000,000 REBLOOD shares which were acquired by the Company at $100 or $0.0001 per share in 2022 were annulled and the investment in REBLOOD was terminated.

On December 31, 2024, the Investments represented the Company’s twenty-one (21) investments in related parties’ equity securities without readily determinable fair values. In which, nineteen (19) of the Investments were impaired with a nil value and the remaining two (2) of the Investments have an aggregate value of $12,073.

(a) Impairment of other investments during 2025

(a)	Greenpro Trust Limited

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

On April 13, 2016, another wholly owned subsidiary of the Company, Asia UBS Global Limited, a Belizean company (“AUB”), acquired 100,000 shares, representing approximately 3% of the issued and outstanding shares of GTL for HK$100,000 (approximately $12,903) or HK$1 per share.

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

From 2023 to 2024, our investment value in GTL remained the same at $11,981 as no impairment indicator occurred during these two years.

For the year ended December 31, 2025, the Company recognized an impairment of $11,981 for the investment in GTL due to GTL’s failure to provide updated financial statements for evaluation. As a result, our investment in GTL was fully impaired with a nil value as of December 31, 2025.

(ii)	SEATech Ventures Corp.

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

For the year ended December 31, 2025, the Company recognized an impairment of $92 for the investment in SEATech due to its continuous losses and stockholders’ deficit. As a result, our investment in SEATech was fully impaired with a nil value as of December 31, 2025.

(b)	Disposal of other investments during 2025

Jocom Holdings Corp.

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

On January 24, 2025, GVCL sold all 1,500,000 shares of Jocom’s common stock to an unrelated party, Chu, Hon Pong, at a price of $39,950. As a result, GVCL recognized a gain on disposal of other investment of $39,800 and a reversal of impairment of investment of $150 for the year ended December 31, 2025.

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net

	As of December 31,
	2025	2024
Intangible assets
Trademarks	$7,253	$7,253
Customer lists	344,500	344,500
Insurance agency license	129,032	129,032
	480,785	480,785

Less: Accumulated amortization
Accumulated amortization, beginning of year	(480,076)	(479,604)
Amortization for the year	(271)	(476)
Effect of changes in exchange rate	(1)	4
Accumulated amortization, end of year	(480,348)	(480,076)
Intangible assets, net	$437	$709

As of December 31, 2025 and 2024, the original cost of our intangible assets totaled $480,785 which includes $7,253 of trademarks acquired by Greenpro Resources (HK) Limited (“GRHK”) during the years of 2013 to 2018, $344,500 of customer lists from the acquisition of Ace Corporate Services Limited (renamed to Falcon Corporate Services Limited on August 26, 2016) (“FCSL”) in 2015, and $129,032 of an insurance agency license from the acquisition of Sparkle Insurance Brokers Limited (renamed to Greenpro Sparkle Insurance Brokers Limited on April 4, 2019) (“Sparkle”) on January 2, 2019, respectively.

As of December 31, 2025, and 2024, the customer lists from FCSL and the insurance agency license from Sparkle had been fully amortized with a nil value.

During the fourth quarter of 2025, the Company conducted an annual impairment test and concluded that it is more likely than not that the estimated fair value of GRHK’s trademarks was more than their carrying amount, and no impairment indicator existed. As a result, no impairment was recognized for the year ended December 31, 2025.

Amortization expense for intangible assets for the years ended December 31, 2025, and 2024 was $271 and $476, respectively.

Amortization for each year following December 31, 2025, is as follows:

Year ending December 31,	Trademarks
2026	$242
2027	150
2028	45
Total	$437

As of December 31, 2025, the accumulated amortization of intangible assets was $480,348, and the net value of intangible assets was $437.

Goodwill

	As of December 31,
	2025	2024
Goodwill
Falcon Accounting & Secretaries Limited	$319,726	$319,726
Greenpro Capital Village Sdn. Bhd.	26,082	26,082
Global Business Hub Limited	6,035	-
	351,843	345,808
Changes during the year:
Add: Goodwill from Global Business Hub Limited	-	6,035
	351,843	351,843
Less: Accumulated impairment
Accumulated impairment, beginning of year	(345,808)	(263,247)
Impairment for the year	(6,035)	(82,561)
Accumulated impairment, end of year	(351,843)	(345,808)
Goodwill, after impairment	$-	$6,035

The Company’s goodwill consisted of $319,726 from its acquisition of Falcon Secretaries Limited (renamed to Falcon Accounting & Secretaries Limited on February 25, 2020) (“FASL”) in 2015, $26,082 from its acquisition of Greenpro Capital Village Sdn. Bhd. (“GCVSB”) in 2021 and $6,035 from its acquisition of Global Business Hub Limited (“GBHL”) in 2024. Collectively, the Company’s goodwill totaled $351,843.

Goodwill is not amortized but tested for any indicators of impairment annually.

During the fourth quarter of 2022, the Company conducted annual impairment tests for FASL and GCVSB, and concluded that there were indicators of impairment for goodwill derived from the acquisition of FASL. As the net asset value (“NAV”) of FASL was less than the value of goodwill as of December 31, 2022, an impairment of $263,247 was recognized for the year ended December 31, 2022. The value of the Company’s goodwill was impaired to $82,561, represented the value of goodwill related to FASL was impaired to $56,479 and the value of goodwill related to GCVSB remained at $26,082 as of December 31, 2022.

During the fourth quarter of 2023, the Company conducted annual impairment tests and concluded that there were no indicators of impairment for goodwill derived from the acquisitions of FASL and GCVSB, as both the NAV of FASL and GCVSB were greater than their respective value of goodwill as of December 31, 2023.

During the fourth quarter of 2024, the Company conducted annual impairment tests for FASL, GCVSB and GBHL, and concluded that there were indicators of impairment for goodwill derived from the acquisitions of FASL and GCVSB. As the NAV of FASL was less than the value of goodwill of $56,479 and the NAV of GCVSB is less than the value of goodwill of $26,082 as of December 31, 2024, an impairment of $56,479 and $26,082 was recognized, respectively. For the year ended December 31, 2024, total impairment of $82,561 was recognized, the value of goodwill related to FASL and GCVSB were respectively impaired to nil, the value of goodwill related to the Company’s newly acquired subsidiary, GBHL remained at $6,035 as of December 31, 2024.

During the fourth quarter of 2025, the Company conducted an annual impairment test for GBHL and concluded that there were indicators of impairment for goodwill derived from the acquisition of GBHL. As the NAV of GBHL is less than the value of goodwill of $6,035 as of December 31, 2025, an impairment of $6,035 was recognized for the year ended December 31, 2025. The value of goodwill related to GBHL was impaired to nil as of December 31, 2025.

For the years ended December 31, 2025, and 2024, $6,035 and $82,561 of impairment of goodwill was recognized, respectively.

As of December 31, 2025, and 2024, the value of the Company’s goodwill was $0 and $6,035, respectively.

NOTE 9 - LEASES

As of December 31, 2025, the Company has an operating lease agreement for one office space in Hong Kong, with a cancellable term of one year commencing from March 15, 2025, to March 14, 2026, after a non-cancellable term of two years expired on March 14, 2025, and has a finance lease for a motor vehicle in Malaysia, with a term of five years. Other than these leases, the Company does not have any other leases over the term of one year. Any lease with an initial term of 12 months or less is not recorded on the balance sheets. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease costs and supplemental cash flow information related to operating leases and finance leases during the past two years are as follows:

	For the years ended December 31,
	2025	2024
Lease costs
Operating lease costs:
Rental expenses (1)	$97,721	$97,667
Other rental expenses (2)	15,630	16,541
	113,351	114,208
Finance lease costs:
Interest expenses	$883	$1,070
	883	1,070
Total lease costs	$114,234	$115,278

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Rental payment - operating leases	$97,721	$97,667
Interest repayment - finance leases	883	1,070
Principal repayment - finance leases	3,944	3,447
Total cash paid	$102,548	$102,184
Non-cash activity:
Balance payment of ROU asset by finance lease liabilities	$11,275	$14,001
Weighted average remaining lease term (in years):
Operating leases	0.20	0.20
Finance leases	2.42	3.42
Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	6.9%	6.9%

(1)	Rental expenses include amortization of $95,493 and $94,807 and interest expenses of $2,228 and $2,860 for the years ended December 31, 2025, and 2024, respectively.

(2)	Other rental expenses represent those rental expenses for leases with a lease term within one year, and government rent and rates related to the leases.

The supplemental balance sheet information related to leases during the past two years is as follows:

	As of December 31,
	2025	2024
Assets
Long-term operating lease ROU assets, net (1)	$19,890	$19,929
Long-term finance lease ROU asset, net (2)	15,794	20,272
Total ROU assets	$35,684	$40,201

Liabilities
Current portion of operating lease liabilities	$19,890	$19,929
Current portion of finance lease liabilities	4,442	3,766
Total current lease liabilities	24,332	23,695

Long-term finance lease liabilities	6,833	10,235
Total long-term lease liabilities	6,833	10,235
Total lease liabilities	$31,165	$33,930

(1)	Operating lease ROU assets, are measured at a cost of $447,497 and $351,829 and less accumulated amortization of $427,607 and $331,900 as of December 31, 2025, and 2024, respectively.

(2)	Finance lease ROU asset, is measured at a cost of $28,898 and less accumulated amortization of $13,104 and $8,626 as of December 31, 2025, and 2024, respectively.

Maturities of the Company’s lease liabilities as of December 31, 2025, are as follows:

	Operating leases	Finance leases
Year ending December 31,
2026	20,001	5,077
2027	-	5,077
2028	-	2,112
Total future minimum lease payments	20,001	12,266
Less: Imputed interest/present value discount	(111)	(991)
Present value of lease liabilities	$19,890	$11,275

Lease obligations
Current lease obligations	$19,890	$4,442
Long-term lease obligations	-	6,833
Total lease obligations	$19,890	$11,275

For the year ended December 31, 2025, total lease costs were $114,234 including operating lease costs of $113,351 and finance lease costs of $883.

For the year ended December 31, 2024, total lease costs were $115,278 including operating lease costs of $114,208 and finance lease costs of $1,070.

NOTE 10 - STOCKHOLDERS’ EQUITY

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

During 2024, the Company did not issue any shares of its Common Stock.

During 2025, the Company in aggregate issued 1,050,000 shares of its Common Stock to individual investors in private placements, for total cash proceeds of $1,235,000. The proceeds aim to fund the expansion of the Company’s operations.

A list of the sales and issuance of the Company’s Common Stock during 2025 is set forth below:

Name of Shareholder	Shares of Common Stock Issued	Cash Proceeds from Share Issuance
Poon, Tsz Yu (1)	50,000	$50,000
Tan, Lee Sha (1)	125,000	125,000
Chui, Sang Derek (1)	50,000	50,000
Ho, Tak Leung (1)	20,000	20,000
Good Girl Environmental Plant Research Center Limited (1), (2), (5)	555,000	665,000
Ngai, Suk Fun (3)	50,000	65,000
Lam, Hung Tak (3)	20,000	26,000
Yeung, Kam Shing William (3), (4)	50,000	65,000
Kwan, Tak Hing (3)	10,000	13,000
Tam, Kwai Ching (4)	20,000	26,000
Song, Shijie (4)	100,000	130,000
Total	1,050,000	$1,235,000

(1)	On June 10, 2025, the Company entered into subscription agreements with five (5) individual investors, providing for the private placement of an aggregate of 500,000 shares of the Company’s Common Stock, par value $0.0001, at a per share purchase price of $1.00 for cash proceeds of $500,000.

(2)	On June 23, 2025, the Company entered into a subscription agreement with one (1) individual investor, providing for the private placement of 200,000 shares of the Company’s Common Stock, par value $0.0001, at a per share purchase price of $1.30 for cash proceeds of $260,000.

(3)	On October 1, 2025, the Company entered into subscription agreements with four (4) individual investors, providing for the private placement of an aggregate of 100,000 shares of the Company’s Common Stock, par value $0.0001, at a per share purchase price of $1.30 for cash proceeds of $130,000.

(4)	On November 14, 2025, the Company entered into subscription agreements with three (3) individual investors, providing for the private placement of an aggregate of 150,000 shares of the Company’s Common Stock, par value $0.0001, at a per share purchase price of $1.30 for $195,000.

(5)	On December 18, 2025, the Company entered into subscription agreements with one (1) individual investor, providing for the private placement of an aggregate of 100,000 shares of the Company’s Common Stock, par value $0.0001, at a per share purchase price of $1.50 for cash proceeds of $150,000.

NOTE 11 - INCOME TAXES

Loss before income taxes for the years ended December 31, 2025, and 2024 is summarized as follows:

	Year ended December 31,
	2025	2024
Loss before income taxes:
United States	$719,938	$669,963
Foreign	2,250,154	51,425
	$2,970,092	$721,388

Provision for income taxes for the years ended December 31, 2025, and 2024 is summarized as follows:

	Year ended December 31,
	2025	2024
Current:
Federal	$-	$-
State	-	-
Foreign	12,241	4,439
Total current	12,241	4,439
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Total provision for income taxes	$12,241	$4,439

The reconciliation of the federal statutory income tax amount and rate to the Company’s effective tax rate for the years ended December 31, 2025, and 2024 is as follows:

	Year ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Loss before income taxes	$(2,970,092)		$(721,388)
Federal statutory tax rate	(623,719)	21.0%	(151,491)	21.0%
State and local income tax, net of federal income tax effect	151,187	(5.1)%	140,692	(19.5)%
Foreign tax effects:
China
Changes in valuation allowances	292,768	(9.9)%	(225,583)	31.3%
Foreign rate difference	(46,843)	1.6%	36,093	(5.0)%
Other	-	-%	1,406	(0.2)%
Hong Kong
Changes in valuation allowances	97,712	(3.3)%	93,627	(13.0)%
Foreign rate difference	10,045	(0.3)%	25,535	(3.5)%
Other	12,241	(0.4)%	3,033	(0.4)%
Malaysia
Changes in valuation allowances	48,042	(1.6)%	3,209	(0.5)%
Foreign rate difference	(6,005)	0.2%	160	(0.0)%
Labuan
Changes in valuation allowances	6,160	(0.2)%	5,582	(0.8)%
Foreign rate difference	36,958	(1.3)%	33,493	(4.6)%
Other foreign jurisdictions*	33,695	(1.1)%	38,683	(5.4)%
Income tax expense and effective tax rate	$12,241	(0.4)%	$4,439	(0.6)%

*	Other foreign jurisdictions include one of the Company’s subsidiaries incorporated in the British Virgin Islands (BVI) and Anguilla respectively with a zero corporate tax rate and two subsidiaries incorporated in Belize with tax exemptions due to foreign-sourced income and operating losses.

The income taxes paid (net of refunds) by jurisdiction for the years ended December 31, 2025, and 2024, as reported in the Consolidated Statements of Cash Flows, are as follows:

	Year ended December 31,
	2025	2024
China	$-	$1,692
Hong Kong	11,371	-
Total	$11,371	$1,692

The significant components of deferred taxes of the Company are as follows (rounded to the nearest thousand):

	As of December 31,
	2025	2024
Deferred tax assets
Impairment of goodwill, intangible assets, and investments	$832,000	$832,000
Financing costs	974,000	974,000
Operating lease liability	4,000	4,000
Finance lease liability	3,000	3,000
Accounts receivable allowance	1,000	1,000
Net operating loss (NOL) carryforwards:
– United States of America	5,070,000	4,919,000
– China	626,000	334,000
– Hong Kong	690,000	632,000
– Malaysia	323,000	230,000
– Labuan	23,000	17,000
Gross deferred tax assets	8,546,000	7,946,000
Less: Valuation allowance	(8,539,000)	(7,938,000)
Total deferred tax assets	7,000	8,000

Deferred tax liabilities
Operating lease right-of-use asset	4,000	4,000
Finance lease right-of-use asset	3,000	4,000
Total deferred tax liabilities	7,000	8,000

Net deferred tax asset (liability)	$-	$-

The table below summarizes changes in the valuation allowance for deferred tax assets for the years presented (rounded to the nearest thousand):

	Year ended December 31,
	2025	2024
Valuation allowance
Balance, beginning of year	$7,938,000	$8,066,000
Increases in (reversal of) valuation allowance during the year	601,000	(128,000)
Balance, end of year	$8,539,000	$7,938,000

The Company believes that it is more likely than not that the deferred tax assets will not be fully realized in the future. Accordingly, the Company established a valuation allowance of $8,539,000 to offset deferred tax assets of $8,546,000 including deferred tax assets related to the net operating loss (NOL) carryforwards of $6,732,000 as of December 31, 2025.

For the year ended December 31, 2025, a valuation allowance was increased by $600,000, this increase was primarily due to an increase of NOL carryforwards of $292,000 from the Company’s China subsidiaries.

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law.

For the years ended December 31, 2025, and 2024, the operations in the United States of America incurred a net operating loss (NOL) of $720,000 and $670,000, respectively.

As of December 31, 2025, the cumulative net operating losses (NOLs) were $24,143,000 which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized.

China

The Company’s subsidiaries operating in China are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

For the years ended December 31, 2025, and 2024, the subsidiaries in China recorded an aggregate net operating loss (NOL) of $1,171,000 and an aggregate net operating income (NOI) of $902,000, respectively.

As of December 31, 2025, the subsidiaries operating in China had incurred the aggregate amount of cumulative net operating losses (NOLs) of $2,506,000 which can be carried forward to offset future taxable income. The NOL carryforwards will expire in 5 years, if unutilized.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 16.5% on their assessable income for the tax year.

For the years ended December 31, 2025, and 2024, the subsidiaries in Hong Kong incurred an aggregate net operating loss (NOL) of $525,000 and $567,000, respectively.

As of December 31, 2025, the cumulative net operating losses (NOLs) aggregated for those subsidiaries which have operations in Hong Kong were $3,747,000. The cumulative NOLs can be carried forward indefinitely to offset future taxable income.

Malaysia

The Company’s subsidiaries operating in Malaysia are subject to the Malaysia Corporate Tax Laws at a standard income tax rate of 24% on their assessable income for the tax year.

For the years ended December 31, 2025, and 2024, the subsidiaries in Malaysia incurred an aggregate net operating loss (NOL) of $200,000 and $16,000, respectively.

As of December 31, 2025, the operations in Malaysia had incurred the aggregate amount of cumulative net operating losses (NOLs) of $1,348,000 which can be carried forward indefinitely to offset taxable income in the future.

Labuan

The Company’s subsidiaries operating in Labuan are subject to the Labuan Corporate Tax Laws at a progressive income tax rate starting from 3% on their assessable income for the tax year.

For the years ended December 31, 2025, and 2024, the subsidiaries in Labuan incurred an aggregate net operating loss (NOL) of $205,000 and $186,000, respectively.

As of December 31, 2025, the operations in Labuan have incurred the aggregate amount of cumulative net operating losses (NOLs) of $776,000 which can be carried forward indefinitely to offset taxable income in the future.

The Company has recorded a full valuation allowance against the deferred tax assets on the expected future tax benefits from the Company’s net operating loss carryforwards as the Company believes it is more likely than not that these deferred tax assets will not be fully realized in the future.

NOTE 12 - RELATED PARTY TRANSACTIONS

Accounts receivable from related party:	December 31, 2025	December 31, 2024

Accounts receivable, net
- Related party K (net of allowance of $2 as of December 31, 2024)	$-	$41

Due from related parties:	December 31, 2025	December 31, 2024

Due from related parties
- Related party B	$178,909	$180,207
- Related party D	815,342	772,620
- Related party G	1,389	1,357
Total	$995,640	$954,184

The amounts due from related parties are interest-free, unsecured, and have no fixed terms of repayment.

Due to related parties:	December 31, 2025	December 31, 2024

Due to related parties
- Related party A	$91,606	$23,218
- Related party B	6,697	11,944
- Related party G	284	-
- Related party K	3,335	22,335
Total	$101,922	$57,497

The amounts due to related parties are interest-free, unsecured and repayable on demand.

Deferred costs of revenue to related parties:	December 31, 2025	December 31, 2024

Deferred costs of revenue to related parties
- Related party A	$2,500	$7,500
- Related party F	3,750	11,250
Total	$6,250	$18,750

Investments in a related party:	December 31, 2025	December 31, 2024

Investments in a related party
- Related party B	$-	$12,073

	For the years ended December 31,
Income from / expenses to related parties:	2025	2024

Service revenue from related parties
- Related party A	$3,326	$6,051
- Related party B	52,947	307,704
- Related party D	-	26,181
- Related party E	-	1,358
- Related party G	854	22,991
- Related party I	1,696	-
- Related party K	38	51
Total	$58,861	$364,336

Digital revenue from related parties
- Related party B	$-	$1,000
- Related party K	-	20,000
Total	$-	$21,000

Cost of service revenue to related parties
- Related party A	$7,142	$7,184
- Related party F	7,500	3,750
Total	$14,642	$10,934

General and administrative expenses to related parties
- Related party A	$31,420	$40,293
- Related party D	86,178	80,714
- Related party I	14,057	13,814
- Related party K	13,850	14,996
Total	$145,505	$149,817

Other income from related parties
- Related party B	$27,956	$35,740
- Related party D	10,773	11,895
Total	$38,729	$47,635

Interest income from a related party
- Related party B	$6,103	$5,073

Gain on disposal of related party investments
- Related party B	$39,800	$324,917

Reversal of impairment of a related party investment
- Related party B	$150	$-

Impairment of related party investments
- Related party B	$12,073	$87,425

Loss on disposal of a related party investment
- Related party B	$-	$100

Related party A is under common control of Mr. Loke, Che Chan Gilbert, the Company’s CFO, and a major shareholder.

Related party B represents companies in which the Company owns a respective percentage ranging from 1% to 18% interest in those companies.

Related party C is controlled by a director of some wholly owned subsidiaries of the Company.

Related party D represents companies that we have determined we can significantly influence based on our common business relationships.

Related party E represents companies whose CEO was a consultant to the Company, and who was also a director of Aquarius Protection Fund and a shareholder of the Company. Related party E is no longer our consultant and shareholder, and hence, our related party relationship came to an end on August 29, 2024.

Related party F represents a family member of Mr. Loke or family members of Mr. Loke.

Related party G is under the common control of Mr. Lee Chong Kuang, the Company’s CEO and a major shareholder.

Related party H represents a company in which we currently have an approximate 48% equity-method investment. On December 31, 2023, the Company determined the amount due from related party H of $60,000 was impaired and recognized an impairment of other receivables of $60,000 for the year ended December 31, 2023. During 2018, the Company acquired approximately 49% of related party H for total consideration of $368,265. On December 31, 2018, the Company determined that its investments in related party H were impaired and recognized an impairment of other investments of $368,265.

Related party I which is controlled by a family member of Mr. Lee.

Related party J represents a non-controlling interest in the Company’s subsidiary owning its real estate held for sale. The amount due to related party J was unsecured, borne no interest and payable on demand, and was related to the initial acquisition of the real estate held for sale. Related party J became no longer our related party since our acquisition of all its 40% shareholdings in our subsidiary on April 15, 2024.

Related party K represents shareholders and directors of the Company. The amount due from related party K represents the amounts paid by the Company to third parties on behalf of our shareholders or directors. On the other hand, due to related party K represents the amounts paid by the shareholders or directors to third parties on behalf of the Company. The amounts due from or due to Related party K are interest-free and are due on demand.

NOTE 13 - SEGMENT INFORMATION

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

Service business

The changes in the performance results between 2025 and 2024 by reportable segment / business unit are as follows:

	Year ended December 31,		Change
	2025	2024	$	%
Revenues from external customers	$1,785,107	$2,727,567	(942,460)	(35)%
Revenues from related parties	58,861	364,336	(305,475)	(84)%
Cost of revenues	(351,491)	(355,120)	3,629	(1)%
General and administrative expenses	(3,466,877)	(3,526,825)	59,948	(2)%
Loss from operations	$(1,974,400)	$(790,042)	(1,184,358)	150%

The changes in equity-method investments, total assets, and capital expenditures for long-lives assets between 2025 and 2024 by reportable segment / business unit are as follows:

	As of and for the years ended December 31,		Change
	2025	2024	$	%
Investments in equity-method investees	$-	$12,073	(12,073)	(100)%

Total assets	$3,410,904	$4,691,645	(1,280,741)	(27)%

Expenditures for additions to long-lived assets	$2,788	$668	2,120	317%

Digital business

The changes in the performance results between 2025 and 2024 by reportable segment / business unit are as follows:

	Year ended December 31,		Change
	2025	2024	$	%
Revenues from external customers	$168,240	$306,802	(138,562)	(45)%
Revenues from related parties	-	21,000	(21,000)	(100)%
Cost of revenues	(41,509)	(48,495)	6,986	(14)%
General and administrative expenses	(336,105)	(463,546)	127,441	(27)%
Loss from operations	$(209,374)	$(184,239)	(25,135)	14%

The changes in equity-method investments, total assets, and capital expenditures for long-lives assets between 2025 and 2024 by reportable segment / business unit are as follows:

	As of and for the years ended December 31,		Change
	2025	2024	$	%
Investments in equity-method investees	$-	$-	-	-%

Total assets	$777,085	$784,492	(7,407)	(1)%

Expenditures for additions to long-lived assets	$-	$4,400	(4,400)	(100)%

Real estate business

The changes in the performance results between 2025 and 2024 by reportable segment / business unit are as follows:

	Year ended December 31,		Change
	2025	2024	$	%
Revenues from external customers	$61,349	$76,700	(15,351)	(20)%
Revenues from related parties	-	-	-	-%
Cost of revenues	(14,393)	(22,825)	8,432	(37)%
General and administrative expenses	(15,598)	(48,872)	33,274	(68)%
Income from operations	$31,358	$5,003	26,355	527%

The changes in equity-method investments, total assets, and capital expenditures for long-lives assets between 2025 and 2024 by reportable segment / business unit are as follows:

	As of and for the years ended December 31,		Change
	2025	2024	$	%
Investments in equity-method investees	$-	$-	-	-%

Total assets	$903,399	$997,786	(94,387)	(9)%

Expenditures for additions to long-lived assets	$-	$-	-	-%

(b) By Geography

The Company principally operates in three regions, including Hong Kong, Malaysia and China.

The distribution of revenues and significant expenses for the year ended December 31, 2025, by region is as follows:

	For the year ended December 31, 2025
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$759,563	$398,819	$856,314	$2,014,696
Revenues from related parties	27,152	31,709	-	58,861
Cost of revenues	(160,090)	(153,733)	(93,570)	(407,393)
Advertising and marketing expenses	(90,708)	(1,188)	(24,451)	(116,347)
Audit, legal and other professional fees	(410,766)	(20,406)	(20,381)	(451,553)
Consulting fees	(167,420)	(126,814)	-	(294,234)
Depreciation and amortization	(101,894)	(34,736)	(103,517)	(240,147)
Directors’ salaries and compensation	(717,424)	-	-	(717,424)
Staff costs including salaries and allowances, pensions, and other benefits	(542,821)	(229,152)	(736,590)	(1,508,563)
IT and computer expenses	(9,169)	(107,162)	(3,770)	(120,101)
Other general and administrative expenses	(149,289)	(134,777)	(86,145)	(370,211)
Loss from operations	$(1,562,866)	$(377,440)	$(212,110)	$(2,152,416)

The distribution of investments in equity-method investees and total assets as of December 31, 2025, and expenditures for long-lived assets for the year ended December 31, 2025, respectively by region is as follows:

	As of and for the year ended December 31, 2025
	Hong Kong	Malaysia	China	Total

Investments in equity-method investments	$-	$-	$-	$-

Total assets	$2,195,102	$1,372,382	$1,523,904	$5,091,388

Expenditures for additions to long-lived assets	$-	$-	$2,788	$2,788

The distribution of revenues and significant expenses for the year ended December 31, 2024, by region is as follows:

	For the year ended December 31, 2024
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$1,545,997	$555,600	$1,009,472	$3,111,069
Revenues from related parties	285,211	100,125	-	385,336
Cost of revenues	(98,624)	(212,525)	(115,291)	(426,440)
Advertising and marketing expenses	(131,815)	(104,842)	(25,669)	(262,326)
Audit, legal and other professional fees	(429,181)	(12,774)	(5,387)	(447,342)
Consulting fees	(9,389)	(132,123)	-	(141,512)
Depreciation and amortization	(101,999)	(39,709)	(104,213)	(245,921)
Directors’ salaries and compensation	(720,658)	-	-	(720,658)
Staff costs including salaries and allowances, pensions, and other benefits	(914,918)	(298,635)	(404,590)	(1,618,143)
IT and computer expenses	(11,533)	(118,420)	(4,746)	(134,699)
Other general and administrative expenses	(269,209)	(148,000)	(51,433)	(468,642)
(Loss) income from operations	$(856,118)	$(411,303)	$298,143	$(969,278)

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

NOTE 14 - SUBSEQUENT EVENTS

On February 13, 2026, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Forekast Limited, a company formed under the laws of the British Virgin Islands (“Forekast”) and the shareholders of Forekast listed on Annex A thereto (the “Forekast Shareholders”).

Upon closing of the transactions contemplated by the Share Exchange Agreement, the Company will acquire from the Forekast Shareholders a number of Forekast ordinary shares sufficient to result in the Company owning approximately 13.6% of Forekast’s outstanding equity interests on a fully diluted basis as of the closing date. In exchange, the Company will issue an aggregate of 8,500,000 shares of its common stock (the “Exchange Shares”) to the Forekast Shareholders.

The Share Exchange Agreement includes customary representations, warranties, covenants, closing conditions and termination provisions, including an outside date of March 31, 2026, subject to the terms of the Share Exchange Agreement.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Share Exchange Agreement attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2026.

