Form 10-Q
period 2026-03-31
Greenpro Capital Corp.
filed 2026-05-08
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 8, 2026, there were 18,033,123 shares of the registrant’s Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(In U.S. dollars, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents (including $63,773 and $64,239 of time deposits as of March 31, 2026 and December 31, 2025, respectively)	$540,914	$636,659
Accounts receivable, net of allowance for credit losses of $2,154 and $2,095 as of March 31, 2026 and December 31, 2025, respectively	10,329	8,805
Prepaids and other current assets	484,221	451,063
Digital assets	248,465	282,161
Due from related parties	883,795	995,640
Deferred costs of revenue (including $6,250 to related parties as of March 31, 2026 and December 31, 2025, respectively)	16,327	58,099
Total current assets	2,184,051	2,432,427

Property and equipment, net	1,354,889	1,358,181
Real estate investments:
Real estate held for sale	886,502	886,502
Real estate held for investment, net	376,529	378,157
Intangible assets, net	366	437
Other investments (including a $17,000,000 investment in Forekast Limited as of March 31, 2026)	17,000,000	-
Operating lease right-of-use assets, net	72,255	19,890
Finance lease right-of-use asset, net	14,194	15,794
TOTAL ASSETS	$21,888,786	$5,091,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (including $1,392 of accounts payable to a related party as of March 31, 2026)	$1,169,076	$1,165,922
Due to related parties	821,517	101,922
Operating lease liabilities	72,255	19,890
Finance lease liabilities, current portion	4,529	4,442
Deferred revenue	113,000	201,535
Total current liabilities	2,180,377	1,493,711

Finance lease liabilities, non-current portion	5,687	6,833
Total liabilities	2,186,064	1,500,544

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 17,125,813 and 8,625,813 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	17,126	8,626
Additional paid-in capital	60,975,281	43,983,781
Accumulated other comprehensive loss	(168,772)	(192,226)
Accumulated deficit	(41,158,288)	(40,246,712)
Total Greenpro Capital Corp. stockholders’ equity	19,665,347	3,553,469
Noncontrolling interests in consolidated subsidiary	37,375	37,375

Total stockholders’ equity	19,702,722	3,590,844

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,888,786	$5,091,388

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2026	2025

REVENUES:
Service revenue (including $15,108 and $21,975 of service revenue from related parties for the three months ended March 31, 2026 and 2025, respectively)	$310,746	$310,853
Digital revenue	78,459	26,256
Rental revenue	16,181	15,646
Total revenues	405,386	352,755

COST OF REVENUES:
Cost of service revenue (including $1,983 and $8,396 of cost of revenue to related parties for the three months ended March 31, 2026 and 2025, respectively)	(108,775)	(89,853)
Cost of rental revenue	(3,974)	(3,789)
Total cost of revenues	(112,749)	(93,642)

GROSS PROFIT	292,637	259,113

OPERATING EXPENSES:
General and administrative expenses (including $32,405 and $23,152 of general and administrative expenses to related parties for the three months ended March 31, 2026 and 2025, respectively)	(1,217,520)	(948,046)

LOSS FROM OPERATIONS	(924,883)	(688,933)

OTHER INCOME (EXPENSES):
Other income (including $2,684 and $16,558 of other income from related parties for the three months ended March 31, 2026, and 2025, respectively)	13,248	18,034
Interest income (including $1,521 and $1,397 of interest income from related party for the three months ended March 31, 2026, and 2025, respectively)	1,541	2,884
Gain on disposal of investment (including $39,800 of related party investment for the three months ended March 31, 2025)	-	39,800
Reversal of impairment of investment (including $150 of related party investment for the three months ended March 31, 2025)	-	150
Interest expense	(192)	(236)
Fair value loss on digital assets	(1,290)	(6,765)
Total other income	13,307	53,867

LOSS BEFORE INCOME TAX	(911,576)	(635,066)
Income tax expense	-	(510)
NET LOSS	(911,576)	(635,576)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS OF GREENPRO CAPITAL CORP.	(911,576)	(635,576)
Other comprehensive income:
- Foreign currency translation income	23,454	19,553
COMPREHENSIVE LOSS	$(888,122)	$(616,023)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.10)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,720,257	7,575,813

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(In U.S. dollars, except share data)

(Unaudited)

Three months ended March 31, 2026
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2025	8,625,813	$8,626	$43,983,781	$(192,226)	$(40,246,712)	$37,375	$3,590,844
Fair value of shares issued for other investment	8,500,000	8,500	16,991,500	-	-	-	17,000,000
Foreign currency translation	-	-	-	23,454	-	-	23,454
Net loss	-	-	-	-	(911,576)	-	(911,576)
Balance as of March 31, 2026 (Unaudited)	17,125,813	$17,126	$60,975,281	$(168,772)	$(41,158,288)	$37,375	$19,702,722

Three months ended March 31, 2025
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2024	7,575,813	$7,576	$42,749,831	$(336,115)	$(37,264,379)	$37,375	$5,194,288
Foreign currency translation	-	-	-	19,553	-	-	19,553
Net loss	-	-	-	-	(635,576)	-	(635,576)
Balance as of March 31, 2025 (Unaudited)	7,575,813	$7,576	$42,749,831	$(316,562)	$(37,899,955)	$37,375	$4,578,265

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(In U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(911,576)	$(635,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,653	34,419
Amortization of intangible assets	67	68
Amortization of operating lease right-of-use assets	23,067	24,041
Amortization of finance lease right-of-use asset	1,674	1,490
Provision for credit losses	74	41,013
Fair value loss on digital assets	1,290	6,765
Gain on disposal of investment-related party	-	(39,800)
Reversal of impairment of investment-related party	-	(150)
Changes in operating assets and liabilities:
Accounts receivable	(1,524)	34,489
Prepaids and other current assets	(33,158)	(29,671)
Digital assets	33,696	(16,874)
Deferred costs of revenue	41,772	11,465
Accounts payable and accrued liabilities	3,154	(158,488)
Operating lease liabilities	(23,067)	(24,041)
Deferred revenue	(88,535)	509,908
Net cash used in operating activities	(928,413)	(240,942)

Cash flows from investing activities:
Proceeds from disposal of other investments	-	39,950
Net cash provided by investing activities	-	39,950

Cash flows from financing activities:
Principal payment of finance lease liabilities	(1,109)	(922)
Advances from related parties	831,440	7,881
Net cash provided by financing activities	830,331	6,959

Effect of exchange rate changes in cash and cash equivalents	2,337	(44,861)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(95,745)	(238,894)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	636,659	1,124,818

CASH AND CASH EQUIVALENTS, END OF PERIOD	$540,914	$885,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$510
Cash paid for interest	$192	$236

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$75,531	$95,727
Fair value of shares issued for other investment	$17,000,000	$-

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

In addition to our service business segment providing business consulting and corporate advisory services to clients, the Company operates two other business segments, a digital business segment providing a digital platform and trading of digital assets via our wholly owned subsidiary, Green-X Corp., in Labuan, Malaysia (“Green-X”), and a real estate business segment focusing on trading or leasing real estate properties via other wholly owned subsidiaries, Forward Win International Limited in Hong Kong (“FWIL”) and Greenpro Resources Sdn. Bhd. in Malaysia (“GRSB”), respectively.

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026, and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ended December 31, 2026. The condensed consolidated balance sheet information as of December 31, 2025, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2026. These financial statements should be read in conjunction with that report.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2026, the Company incurred a net loss of $911,576 and net cash used in operations of $928,413, and as of March 31, 2026, the Company incurred an accumulated deficit of $41,158,288. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounts receivable on March 31, 2026 and December 31, 2025 are net of allowances for credit losses of $2,154 and $2,095, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at March 31, 2026, and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Balance at beginning of period/year	$2,095	$2,883
Charges (credits) of operating expenses	74	(825)
Adjustments for credit losses	(15)	37
Balance at end of period/year	$2,154	$2,095

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

On March 31, 2026 and December 31, 2025, cash included funds held by employees of $1,510 and $0, respectively, was to facilitate payment of expenses in local currencies or to facilitate third-party online payment platforms for which the Company had not set up a corporate account, such as WeChat Pay or Alipay.

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Cash and cash equivalents
Denominated in United States Dollars	$155,237	$155,162
Denominated in Hong Kong Dollar	166,089	251,756
Denominated in Chinese Renminbi	148,893	211,100
Denominated in Malaysian Ringgit	70,270	18,215
Denominated in Singapore Dollar	425	426
Cash and cash equivalents	$540,914	$636,659

Digital assets

In recent years, the SEC and U.S. state securities regulators have stated that certain digital assets or digital asset products may be classified as securities under U.S. federal and state securities laws, and in the case of the SEC, has made public statements on this topic, however, these statements are not binding or definitive guidance. Several enforcement actions and regulatory proceedings have since been initiated against digital assets and digital asset products, as well as against trading platforms that support digital assets. The SEC has characterized several crypto assets, products, and services as securities in these regulatory proceedings and enforcement actions. The SEC has stated more recently that a crypto asset itself is not a security, but there is uncertainty and inconsistency in the courts that have grappled with the issue of whether or how certain crypto asset transactions could be deemed securities. Several foreign governments have also issued similar warnings, cautioning that digital assets may be deemed to be securities or other similarly regulated financial instruments under the laws of their jurisdictions.

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

During times of instability in the crypto assets market, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets held for operations are considered as current assets but less liquid than our cash and cash equivalents and may not provide liquidity to the same extent as cash and cash equivalents (see Note 3).

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

The Company recognized fair value loss on digital assets of $1,290 and $6,765 for the three months ended March 31, 2026, and 2025, respectively (see Note 3). Other than the fair value loss, the adoption had no effect on our condensed consolidated financial statements based upon the nature of the Company’s current operations.

As of March 31, 2026, and December 31, 2025, the crypto assets held for operation under digital assets were $248,465 and $282,161, respectively (see Note 3).

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

On March 31, 2026, the Company had a total of twenty-one (21) investments in equity securities without readily determinable fair values, all were related party investments with an aggregate value of $17,000,000, in which, twenty (20) investments in equity securities without readily determinable fair values were fully impaired and with $nil value (see Note 4).

On December 31, 2025, the Company had a total of twenty (20) investments in equity securities without readily determinable fair values, all were related party investments and fully impaired with $nil value (see Note 4).

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

See Note 6 for more information regarding leases.

Earnings per share (EPS)

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks, for example, convertible securities, options and warrants as if they had been converted at the beginning of the period presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect would increase earnings per share or decrease loss per share, are excluded from the calculation of diluted EPS. For the three months ended March 31, 2026, and 2025, there were no dilutive shares.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2026	2025
Period-end MYR : US$1 exchange rate	4.05	4.44
Period-average MYR : US$1 exchange rate	3.96	4.45
Period-end RMB : US$1 exchange rate	6.90	7.25
Period-average RMB : US$1 exchange rate	6.90	7.26
Period-end HK$ : US$1 exchange rate	7.84	7.78
Period-average HK$ : US$1 exchange rate	7.82	7.78

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

Concentrations of risks

For the three months ended March 31, 2026, one (1) customer accounted for 22% of the Company’s revenues, as compared to the three months ended March 31, 2025, two (2) customers accounted for 27% (14% and 13%, respectively) of the Company’s revenues.

Two (2) customers accounted for 20% (10% and 10%, respectively) and three (3) customers accounted for 34% (14%, 10% and 10%, respectively) of the Company’s net accounts receivable as of March 31, 2026, and December 31, 2025, respectively.

For the three months ended March 31, 2026, and 2025, no vendor accounted for 10% or more of the Company’s cost of revenues.

Three (3) vendors accounted for 63% (32%, 16% and 15%, respectively) and one (1) vendor accounted for 35% of the Company’s accounts payable as of March 31, 2026, and December 31, 2025, respectively.

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

Accounting Standards not yet Adopted

Accounting Standards Update 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses:

In November 2024, FASB issued ASU 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on its condensed consolidated financial statement and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on its condensed consolidated financial position, statements of operations and cash flows.

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

Revenue from provision of business services

For certain service contracts, we assist or provide advisory services to clients in capital market listings (“listing services”). Our services provided to clients are considered as our performance obligations. Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation has not been completed, deferred cost of revenue is recorded as incurred, and the deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and, when needed, may record a liability if a determination is made that costs will exceed revenue.

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

Since December 2024, we have issued and sold our digital assets, GX Token, to other investors.

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

Revenue from trading of real estate properties

The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets. Generally, the Company’s sales of real estate properties are considered as a sale of a nonfinancial asset. Under ASC 610-20, the Company derecognizes its assets and recognizes a gain or loss on the sale of real estate when control of the underlying asset transfers to the buyer.

During the three months ended March 31, 2026, and 2025, no real estate property was sold.

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

Cost of real estate property sold primarily consists of the purchase price of property, legal fees, improvement costs to the building structure, and other acquisition costs. Selling and advertising costs are expensed as incurred.

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory - non-listing services	$222,211	$260,853
Corporate advisory - listing services	88,535	50,000
Provision of a digital platform and trading of digital assets	78,459	26,256
Rental of real estate properties	16,181	15,646
Total revenue	$405,386	$352,755

	Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$211,444	$223,619
Malaysia	149,198	85,065
China	44,744	44,071
Total revenue	$405,386	$352,755

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

As of March 31, 2026, and December 31, 2025, deferred costs of revenue and deferred revenue are classified as current assets and current liabilities, respectively:

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Current assets
Deferred costs of revenue	$16,327	$58,099

Current liabilities
Deferred revenue	$113,000	$201,535

Changes in deferred revenue during the three months ended March 31, 2026, are as follows:

Three Months Ended March 31, 2026
(Unaudited)
Deferred revenue, January 1, 2026	$201,535
New contract liabilities	-
Performance obligations satisfied	(88,535)
Deferred revenue, March 31, 2026	$113,000

NOTE 3 - DIGITAL ASSETS

We primarily receive crypto assets held for operations as payments for transaction revenue, blockchain rewards, custodial fee revenue, and other subscriptions and services revenue. Our intent is to convert crypto assets received as a form of payment to cash or to use them to fulfill expenses, primarily blockchain rewards, nearly immediately.

During times of instability in the crypto assets market, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets held for operations are considered as current assets but less liquid than our cash and cash equivalents and may not provide liquidity to the same extent as cash and cash equivalents.

As of March 31, 2026, the details of digital assets we held are as follows:

Ticker Symbol	Digital Assets	Number of Tokens (1)	Value per Token (1)	Total Value (2)
2UT	Brighsun 2UT	8,451.810	$2.336	$19,747
BCH	Bitcoin Cash	0.022	466.310	10
BTC	Bitcoin	0.033	68,232.000	2,240
ETH	Ethereum	0.824	2,104.880	1,734
USDT	Tether	224,811.621	0.999	224,609
XRP	Ripple	93.364	1.340	125
				$248,465

(1)	Number of tokens and value per token were displayed up to 3 decimal places, respectively.
(2)	Total value was rounded to the nearest dollar.

As of December 31, 2025, the details of digital assets we held are as follows:

Ticker Symbol	Digital Assets	Number of Tokens (1)	Value per Token (1)	Total Value (2)
2UT	Brighsun 2UT	8,451.810	$2.336	$19,747
BCH	Bitcoin Cash	0.022	599.190	13
BTC	Bitcoin	0.033	87,520.000	2,873
ETH	Ethereum	0.824	2,966.770	2,444
USDT	Tether	257,246.961	0.999	256,912
XRP	Ripple	93.364	1.840	172
				$282,161

(1)	Number of tokens and value per token were displayed up to 3 decimal places, respectively.
(2)	Total value was rounded to the nearest dollar.

The following table sets forth a summary of the changes in the estimated fair value of our digital assets during the period ended March 31, 2026, and the year ended December 31, 2025, respectively:

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Fair value at beginning of period / year	$282,161	$192,398
(Disposals) /additions during the period / year	(32,406)	94,581
Change in fair value during the period / year	(1,290)	(4,818)
Fair value at end of period / year	$248,465	$282,161

The estimated fair value of our digital assets was $248,465 and $282,161 as of March 31, 2026, and December 31, 2025, respectively.

For the three months ended March 31, 2026, and 2025, we recognized a fair value loss on digital assets of $1,290 and $6,765, respectively.

During 2024, we issued 4,000,000 tokens of our digital assets, GX Token, in exchange for 5,000,000 tokens of Dignity Token, an asset-backed crypto security token (“DiGau”). Despite the token exchange, DiGau was not recognized in our consolidated balance sheets as of March 31, 2026, and December 31, 2025, as the transaction did not meet the criteria for asset recognition.

As of the date of this report, we have not yet determined the value of DiGau and are still evaluating the fair value due to a lack of observable market transactions and price information. As a result, the transaction was not disclosed in our condensed consolidated financial statements for the period ended March 31, 2026.

We do not expect that the exclusion of the transaction will have a significant effect on our consolidated financial statements as of March 31, 2026, and December 31, 2025, respectively.

NOTE 4 - OTHER INVESTMENTS

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Investments in equity securities without readily determinable fair values of affiliates:

Forekast Limited (a)	$17,000,000	$-

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

In addition, the Company records its equity securities without readily determinable fair values at cost. For these cost method investments, the Company records them as other investments in its consolidated balance sheets (the “Investments”). The Company reviews the Investments quarterly to determine if impairment indicators are present; however, it is not required to determine the fair value of the Investments unless impairment indicators exist. When impairment indicators exist, the Company generally adopts the valuation methods allowed under ASC820 (Fair Value Measurement) to evaluate the fair values of the Investments approximate or exceed their carrying values.

(a)	Forekast Limited:

On February 13, 2026, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Forekast Limited, a company formed under the laws of the British Virgin Islands (“Forekast”) and the shareholders of Forekast listed on Annex A thereto (the “Forekast Shareholders”).

On February 17, 2026, the Company filed a Current Report on Form 8-K including the Share Exchange Agreement as an exhibit with the SEC. The Share Exchange Agreement contained customary representations, warranties, covenants, closing conditions and termination provisions and provided for a closing date of March 31, 2026 (the “Closing Date”), subject to the terms set forth therein.

On March 31, 2026, all conditions for closing were satisfied, and the Company consummated the transactions contemplated by the Share Exchange Agreement. At closing, the Company acquired 1,360 ordinary shares of Forekast from the Forekast Shareholders, representing 13.6% of Forekast’s outstanding equity interests on a fully diluted basis as of the Closing Date. In consideration therefor, the Company issued to the Forekast Shareholders an aggregate of 8,500,000 shares of its common stock, par value $0.0001 (the “Common Stock”), valued at $17,000,000 to the Forekast Shareholders, such shares constituting the “Exchange Shares”. The transaction constituted a minority investment in Forekast and did not result in the Company obtaining control of Forekast.

Set forth below are the details of the share exchange in connection with the minority investment in Forekast described above, as extracted from Annex A to the Share Exchange Agreement:

Forekast Shareholders	Forekast shares received by the Company	The Company’s Common Stock received by Forekast Shareholders
BHL Ltd.	520	3,250,000
Moira Venture Limited	120	750,000
Renhari Limited	180	1,125,000
Joharne Limited	180	1,125,000
Crescent East Limited	180	1,125,000
Stratifi Global Limited	180	1,125,000
Total shares	1,360	8,500,000

During the three months ended March 31, 2026, and the year ended December 31, 2025, the changes in carrying values of the Investments are as follows:

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Original cost
Balance, beginning of period / year	$8,330,989	$8,331,139
Additions during the period	17,000,000	-
Disposal of impaired investment during the year	-	(150)
Balance, end of period / year	25,330,989	8,330,989

Accumulated impairment
Balance, beginning of period / year	(8,330,989)	(8,319,066)
Impairment during the year	-	(12,073)
Disposal of impaired investment during the year	-	150
Balance, end of period / year	(8,330,989)	(8,330,989)

Net carrying values of equity securities without readily determinable fair values	$17,000,000	$-

The Company had cost method investments without readily determinable fair values with a carrying value of $17,000,000 and $0 as of March 31, 2026, and December 31, 2025, respectively.

For the three months ended March 31, 2026, no impairment or reversal of impairment of investment was recognized.

During the year ended December 31, 2025, the Company recognized an impairment of $12,073 for two (2) of the investments and recorded a reversal of impairment of $150 for one (1) of the investments.

As of March 31, 2026, and December 31, 2025, the accumulated impairment loss of the Investments was $8,330,989.

NOTE 5 - STOCKHOLDERS’ EQUITY

Our authorized capital consists of 600,000,000 shares, of which 500,000,000 shares are designated as shares of Common Stock, par value $0.0001, and 100,000,000 shares are designated as shares of preferred stock, par value $0.0001 per share. No shares of preferred stock are currently outstanding. Shares of preferred stock may be issued in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issuance of any shares thereof. The voting powers, designations, preferences, limitations, restrictions, relative, participating, options and other rights, and the qualifications, limitations, or restrictions thereof, of the preferred stock are to be determined by the board of directors before the issuance of any shares of preferred stock in such series.

On February 13, 2026, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Forekast Limited, a company formed under the laws of the British Virgin Islands (“Forekast”) and the shareholders of Forekast listed on Annex A thereto (the “Forekast Shareholders”).

On February 17, 2026, the Company filed a Current Report on Form 8-K including the Share Exchange Agreement as an exhibit with the SEC. The Share Exchange Agreement contained customary representations, warranties, covenants, closing conditions and termination provisions and provided for a closing date of March 31, 2026 (the “Closing Date”), subject to the terms set forth therein.

On March 31, 2026, all conditions for closing were satisfied, and the Company consummated the transactions contemplated by the Share Exchange Agreement. At closing, the Company acquired 1,360 ordinary shares of Forekast from the Forekast Shareholders, representing 13.6% of Forekast’s outstanding equity interests on a fully diluted basis as of the Closing Date. In consideration therefor, the Company issued to the Forekast Shareholders an aggregate of 8,500,000 shares of its common stock, par value $0.0001 (the “Common Stock”), valued at $17,000,000 to the Forekast Shareholders, such shares constituting the “Exchange Shares”. The transaction constituted a minority investment in Forekast and did not result in the Company obtaining control of Forekast.

A list of the issuance of the Company’s Common Stock during the three months ended March 31, 2026, is set forth below:

Name of Shareholder	Shares of Common Stock Issued	Fair Value of Common Stock Issued
BHL Ltd.	3,250,000	$6,500,000
Moira Venture Limited	750,000	1,500,000
Renhari Limited	1,125,000	2,250,000
Joharne Limited	1,125,000	2,250,000
Crescent East Limited	1,125,000	2,250,000
Stratifi Global Limited	1,125,000	2,250,000
Total	8,500,000	$17,000,000

During 2025, the Company in aggregate issued 1,050,000 shares of its Common Stock to individual investors in private placements, for total cash proceeds of $1,235,000. The proceeds aim to fund the expansion of the Company’s operations.

NOTE 6 - LEASES

As of March 31, 2026, the Company has an operating lease agreement for one office space in Hong Kong, with a non-cancellable term of one year commencing from March 15, 2026, to March 14, 2027, after a cancellable term of one year expired on March 14, 2026, and has a finance lease for a motor vehicle in Malaysia, with a term of five years, respectively. Other than these leases, the Company does not have any other leases over the term of one year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to operating leases and finance leases for the periods ended March 31, 2026, and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Lease costs
Operating lease costs:
Rental expenses (1)	$23,435	$24,477
Other rental expenses (2)	4,061	4,177
	27,496	28,654
Finance lease costs:
Interest expenses	$192	$236
	192	236
Total lease costs	$27,688	$28,890

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Rental payment - operating leases	$23,435	$24,477
Interest repayment - finance leases	192	236
Principal repayment - finance leases	1,109	922
Total cash paid	$24,736	$25,635
Non-cash activity:
Balance payment of ROU asset by finance lease liabilities	$10,216	$13,187
Weighted average remaining lease term (in years):
Operating leases	0.95	0.95
Finance leases	2.17	3.17
Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	6.9%	6.9%

(1)	Rental expenses include amortization of $23,067 and $24,041 and interest expenses of $368 and $436 during the three months ended March 31, 2026, and 2025, respectively.

(2)	Other rental expenses represent those rental expenses for leases with a lease term within one year, and government rent and rates related to the leases.

The supplemental balance-sheet information related to leases for the periods ended March 31, 2026, and December 31, 2025, is as follows:

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Assets
Long-term operating lease ROU assets, net (1)	$72,255	$19,890
Long-term finance lease ROU asset, net (2)	14,194	15,794
Total ROU assets	$86,449	$35,684

Liabilities
Current portion of operating lease liabilities	$72,255	$19,890
Current portion of finance lease liabilities	4,529	4,442
Total current lease liabilities	76,784	24,332

Long-term finance lease liabilities	5,687	6,833
Total long-term lease liabilities	5,687	6,833
Total lease liabilities	$82,471	$31,165

(1)	Operating lease ROU assets are measured at cost of $523,028 and $447,497 less accumulated amortization of $450,773 and $427,607 as of March 31, 2026, and December 31, 2025, respectively.

(2)	Finance lease ROU assets are measured at cost of $28,898 less accumulated amortization of $14,704 and $13,104 as of March 31, 2026, and December 31, 2025, respectively.

Maturities of the Company’s lease liabilities as of March 31, 2026, are as follows:

	Operating leases	Finance leases
Year ending December 31,
2026 (remaining 9 months)	$57,970	$3,817
2027	15,791	5,089
2028	-	2,117
Total future minimum lease payments	73,761	11,023
Less: Imputed interest / present value discount	(1,506)	(807)
Present value of lease liabilities	$72,255	$10,216

Lease obligations
Current lease obligations	$72,255	$4,529
Long-term lease obligations	-	5,687
Total lease obligations	$72,255	$10,216

For the three months ended March 31, 2026, total lease costs were $27,688, including operating lease costs of $27,496 and finance lease costs of $192, respectively. For the three months ended March 31, 2025, total lease costs were $28,890, including operating lease costs of $28,654 and finance lease costs of $236, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Due from related parties:	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Due from related parties
- Related party B	$177,875	$178,909
- Related party D	704,530	815,342
- Related party G	1,390	1,389
Total	$883,795	$995,640

The amounts due from related parties are interest-free, unsecured, and have no fixed terms of repayment.

Due to related parties:	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Due to related parties
- Related party A	$137,750	$91,606
- Related party B	4,475	6,697
- Related party G	71	284
- Related party K	679,221	3,335
Total	$821,517	$101,922

The amounts due to related parties are interest-free, unsecured, and repayable on demand.

Accounts payable to a related party:	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Accounts payable - related party
- Related party A	$1,392	$-

Deferred costs of revenue to related parties:	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)

Deferred costs of revenue to related parties
- Related party A	$2,500	$2,500
- Related party F	3,750	3,750
Total	$6,250	$6,250

Investments in a related party:	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)

Investments in a related party
- Related party B	$17,000,000	$-

	Three Months Ended March 31,
Income from / expenses to related parties:	2026	2025
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$332	$326
- Related party B	14,564	21,434
- Related party G	212	215
Total	$15,108	$21,975

Cost of service revenue to related parties
- Related party A	$1,983	$4,646
- Related party F	-	3,750
Total	$1,983	$8,396

General and administrative expenses to related parties
- Related party A	$1,917	$-
- Related party D	23,250	16,312
- Related party I	3,787	3,371
- Related party K	3,451	3,469
Total	$32,405	$23,152

Other income from related parties
- Related party B	$-	$13,860
- Related party D	2,684	2,698
Total	$2,684	$16,558

Interest income from a related party
- Related party B	$1,521	$1,397

Gain on disposal of a related party investment
- Related party B	$-	$39,800

Reversal of impairment of a related party investment
- Related party B	$-	$150

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

Service business

The changes in the performance results for the three months ended March 31, 2026, and 2025 by reportable segment / business unit are as follows:

	For the three months ended March 31,		Change
	2026	2025	$	%
Revenues from external customers	$295,638	$288,878	6,760	2%
Revenues from related parties	15,108	21,975	(6,867)	(31)%
Cost of revenues	(108,775)	(89,853)	(18,922)	21%
General and administrative expenses	(1,171,120)	(850,373)	(320,747)	38%
Loss from operations	$(969,149)	$(629,373)	(339,776)	54%

The changes in equity securities investments without readily determinable fair values (“Equity-Method Investments”), total assets, and capital expenditure for long-lives assets for the period ended March 31, 2026, and 2025 by reportable segment / business unit are as follows:

	As of and for the three months ended March 31,		Change
	2026	2025	$	%
Equity-Method Investments	$17,000,000	$12,073	16,987,927	140,710%

Total assets	$20,255,850	$4,561,630	15,694,220	344%

Expenditures for additions to long-lived assets	$-	$-	-	-%

Digital business

The changes in the performance results for the three months ended March 31, 2026, and 2025 by reportable segment / business unit are as follows:

	For the three months ended March 31,		Change
	2026	2025	$	%
Revenues from external customers	$78,459	$26,256	52,203	199%
Revenues from related parties	-	-	-	-%
Cost of revenues	-	-	-	-%
General and administrative expenses	(42,511)	(98,516)	56,005	(57)%
Loss from operations	$35,948	$(72,260)	108,208	(150)%

The changes in Equity-Method Investments, total assets, and capital expenditure for long-lives assets for the period ended March 31, 2026, and 2025 by reportable segment / business unit are as follows:

	As of and for the three months ended March 31,		Change
	2026	2025	$	%
Equity-Method Investments	$-	$-	-	-%

Total assets	$730,761	$761,542	(30,781)	(4)%

Expenditures for additions to long-lived assets	$-	$-	-	-%

Real estate business

The changes in the performance results for the three months ended March 31, 2026, and 2025 by reportable segment / business unit are as follows:

	For the three months ended March 31,		Change
	2026	2025	$	%
Revenues from external customers	$16,181	$15,646	535	3%
Revenues from related parties	-	-	-	-%
Cost of revenues	(3,974)	(3,789)	(185)	5%
General and administrative expenses	(3,889)	843	(4,732)	(561)%
Income from operations	$8,318	$12,700	(4,382)	(35)%

The changes in Equity-Method Investments, total assets, and capital expenditure for long-lives assets for the period ended March 31, 2026, and 2025 by reportable segment / business unit are as follows:

	As of and for the three months ended March 31,		Change
	2026	2025	$	%
Equity-Method Investments	$-	$-	-	-%

Total assets	$902,175	$996,219	(94,044)	(9)%

Expenditures for additions to long-lived assets	$-	$-	-	-%

(b) By Geography

The Company principally operates in three regions, including Hong Kong, Malaysia and China.

The distribution of revenues and significant expenses for the three months ended March 31, 2026, by region is as follows:

	For the three months ended March 31, 2026
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$204,277	$141,257	$44,744	$390,278
Revenues from related parties	7,167	7,941	-	15,108
Cost of revenues	(59,239)	(27,819)	(25,691)	(112,749)
Advertising and marketing expenses	(22,497)	-	(3,820)	(26,317)
Audit, legal and other professional fees	(90,737)	(2,300)	(1,701)	(94,738)
Consulting fees	(1,917)	(24,079)	-	(25,996)
Depreciation and amortization	(24,661)	(8,903)	(15,897)	(49,461)
Directors’ salaries and compensation	(166,416)	-	-	(166,416)
Staff costs including salaries and allowances, pensions, and other benefits	(121,611)	(53,729)	(153,243)	(328,583)
IT and computer expenses	(2,413)	(2,956)	(513)	(5,882)
Other general and administrative expenses	(31,988)	(30,170)	(457,969)	(520,127)
Loss from operations	$(310,035)	$(758)	$(614,090)	$(924,883)

The distribution of Equity-Method Investments and total assets as of March 31, 2026, and expenditures for long-lived assets for the three months ended March 31, 2026, respectively, by region is as follows:

	As of and for the three months ended March 31, 2026
	Hong Kong	Malaysia	China	Total

Equity-Method Investments	$17,000,000	$-	$-	$17,000,000

Total assets	$19,158,773	$1,272,218	$1,457,795	$21,888,786

Expenditures for additions to long-lived assets	$-	$-	$-	$-

The distribution of revenues and significant expenses for the three months ended March 31, 2025, by region is as follows:

	For the three months ended March 31, 2025
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$217,832	$68,877	$44,071	$330,780
Revenues from related parties	5,787	16,188	-	21,975
Cost of revenues	(46,143)	(27,013)	(20,486)	(93,642)
Advertising and marketing expenses	(32,017)	-	(3,328)	(35,345)
Audit, legal and other professional fees	(93,180)	(2,330)	-	(95,510)
Consulting fees	-	(17,214)	-	(17,214)
Depreciation and amortization	(25,764)	(8,826)	(25,428)	(60,018)
Directors’ salaries and compensation	(167,220)	-	-	(167,220)
Staff costs including salaries and allowances, pensions, and other benefits	(234,507)	(78,304)	(83,347)	(396,158)
IT and computer expenses	(2,374)	(49,469)	(405)	(52,248)
Other general and administrative expenses	(86,009)	(27,516)	(10,808)	(124,333)
Loss from operations	$(463,595)	$(125,607)	$(99,731)	$(688,933)

The distribution of Equity-Method Investments and total assets as of March 31, 2025, and expenditures for long-lived assets for the three months ended March 31, 2025, respectively, by region is as follows:

	As of and for the three months ended March 31, 2025
	Hong Kong	Malaysia	China	Total

Equity-Method Investments	$12,073	$-	$-	$12,073

Total assets	$2,648,130	$1,329,721	$2,341,540	$6,319,391

Expenditures for additions to long-lived assets	$-	$-	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

On November 18, 2025, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Lim Chee Yin, an individual (the “Seller”). Pursuant to the Acquisition Agreement, subject to the satisfaction or waiver of the conditions set forth therein, upon consummation of the transaction contemplated in the Acquisition Agreement (the “Closing”), the Company acquired 0.99% of Seller’s shareholdings in Greenophene Technologies Limited, a company incorporated in the British Virgin Islands (“Greenophene”), equivalent to 10 shares of Greenophene (the “Acquisition”).

On November 20, 2025, the Company filed a Current Report on Form 8-K including the Acquisition Agreement as an exhibit with the SEC. The Acquisition Agreement contains customary representations, warranties, and covenants made by both parties, subject to the terms set forth therein.

Pursuant to the terms and conditions of the Acquisition Agreement, at the effective time of the Acquisition (the “Effective Time”), the Company is required to issue to the Seller aggregate closing consideration consisting of 800,000 restricted shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), valued at $1.50 per share, for an aggregate value of $1,200,000 (the “Consideration”).

On April 16, 2026 (the “Closing Date”), all conditions to closing were satisfied, and the Company consummated the transactions contemplated by the Acquisition Agreement. At the Closing, the Company acquired 10 ordinary shares of Greenophene from the Seller, representing a minority interest of 0.99% of Greenophene’s outstanding equity interests as of the Closing Date. In consideration, the Company issued to the Seller 800,000 shares of its Common Stock.

On April 28, 2026, we entered into a subscription agreement (the “Subscription Agreement”) with our Chief Executive Officer, President and Director, Mr. Lee Chong Kuang, (the “Purchaser”) providing for the private placement of 107,310 shares of Common Stock at a per share purchase price of $2.3297 (the “Offering”) for aggregate gross proceeds of $250,000. The Offering closed on April 28, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 30, 2026 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis should also be read together with our financial statements and the notes on the financial statements included elsewhere in this Form 10-Q.

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

ISRA Consulting issued a Shariah pronouncement for the Green-X DAX platform (the “Pronouncement”) on June 22, 2023. The Pronouncement was valid for one (1) renewable year from the signing date. Following the expiration of the Pronouncement, ISRA Consulting conducted a Shariah review exercise in preparation for its renewal. The Shariah review followed a specific methodology and serves as the basis for the renewal decision. Pursuant to the Shariah review, the Green-X DAX platform’s operations and related documents complied with the principles of Shariah. The Pronouncement was renewed on September 20, 2024, and is subject to further renewal from September 20, 2025, for one (1) year. As of the date of this report, the renewal process is still in progress.

Results of Operations

During the three months ended March 31, 2026, and 2025, we operated in three regions: Hong Kong, China and Malaysia. We derived revenues from the provision of business services, digital platform services and trading of digital assets, and leasing or trading of our commercial properties, respectively.

Comparison of the three months ended March 31, 2026, and 2025

Total revenues

Total revenue was $405,386 and $352,755 for the three months ended March 31, 2026, and 2025, respectively. The increase of $52,631 was primarily due to an increase in digital revenue. We expect revenue from our digital business to steadily grow as we are developing our digital platform and trading businesses.

Service Business Revenue

Revenue from the provision of business services was $310,746 and $310,853 for the three months ended March 31, 2026, and 2025, respectively. It was derived principally from the provision of business consulting and advisory services, as well as company secretarial, accounting, and financial analysis services. Service business revenue maintained stable as compared to the same period in 2025.

Digital Revenue

Revenue from the digital platform and trading was $78,459 and $26,256 for the three months ended March 31, 2026, and 2025, respectively. It was derived from trading of other digital assets of $78,459 and $26,256 for the three months ended March 31, 2026, and 2025, respectively. We experienced an increase in digital revenue as an increase in the trading volume during 2026.

Real Estate Business

Rental Revenue

Revenue from rentals was $16,181 and $15,646 for the three months ended March 31, 2026, and 2025, respectively. It was derived from the leasing properties in Malaysia and Hong Kong. We expect our rental income to be stable.

Sale of Properties

There was no revenue generated from the sale of real estate properties for the three months ended March 31, 2026, and 2025, respectively.

Total operating costs and expenses

Total operating costs and expenses were $1,330,269 and $1,041,688 for the three months ended March 31, 2026, and 2025, respectively. They consist of cost-of-service revenue, cost of digital revenue, cost of rental revenue and general and administrative (“G&A”) expenses. The Company incurred $1,217,520 and $948,046 of G&A expenses for the three months ended March 31, 2026, and 2025, respectively.

Loss from operations for the three months ended March 31, 2026, and 2025 was $924,883 and $688,933, respectively. An increase in loss from operations was mainly due to an increase in G&A expenses of $269,474 for the three months ended March 31, 2026.

Cost of Service Business Revenue

Cost of revenue from the provision of services was $108,775 and $89,853 for the three months ended March 31, 2026, and 2025, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees, directly attributable to costs related to the services rendered.

We experienced an increase in other professional fees directly attributable to the provision of services for the three months ended March 31, 2026.

Cost of Digital Revenue

There was no cost incurred for the provision of digital platform services and trading of digital assets for the three months ended March 31, 2026, and 2025, respectively. It primarily consists of the cost of technical advisory and IT support to blockchain-based services directly attributable to the cost of a digital platform and digital assets.

Cost of Rental Revenue

The cost of rental revenue was $3,974 and $3,789 for the three months ended March 31, 2026, and 2025, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants.

Cost of Real Estate Property Sold

During the three months ended March 31, 2026, and 2025, no real estate property was sold, and hence no cost was incurred.

General and Administrative Expenses

G&A expenses were $1,217,520 and $948,046 for the three months ended March 31, 2026, and 2025, respectively. For the three months ended March 31, 2026, our G&A expenses primarily consisted of staff costs of $328,583, directors’ salaries and compensation of $166,416, customer compensation of $444,453 due to dissatisfaction with our regional support in PRC, advertising and marketing expenses of $26,317, consulting fees of $25,996, depreciation and amortization of $49,461, IT and computer expenses of $5,882, legal service fees of $54,201, other professional fees of $40,537, and operating lease costs of $27,496. For the three months ended March 31, 2025, our G&A expenses primarily consisted of staff costs of $396,158, directors’ salaries and compensation of $167,220, advertising and marketing expenses of $35,345, consulting fees of $17,214, depreciation and amortization of $60,018, IT and computer expenses of $52,248, legal service fees of $44,397, other professional fees of $51,113, and operating lease costs of $28,654. The increased G&A expense of $269,474 was mainly derived from the customer compensation of $444,453, offset by the decrease of staff costs of $67,575, depreciation and amortization of $10,557, IT and computer expenses of $46,366 and other professional fees of $10,576 during the same period in 2026. We expect our G&A expenses will slightly increase as we are developing our digital platform business through our Labuan subsidiary, Green-X Corp., and the digital banking businesses through another Labuan subsidiary, Global Business Hub Limited.

Other Income

Net other income was $13,307 and $53,867 for the three months ended March 31, 2026, and 2025, respectively. For the three months ended March 31, 2026, the other net income mainly consisted of other gains of $13,248 and interest income of $1,541, offset by fair value loss on digital assets of $1,290. For the three months ended March 31, 2025, the other net income mainly consisted of gain on disposal of investment of $39,800, other gains of $18,034 and interest income of $2,884, offset by fair value loss on digital assets of $6,765.

Net Loss

Net loss was $911,576 and $635,576 for the three months ended March 31, 2026, and 2025, respectively. The increase in net loss was mainly due to an increase in G&A expenses in 2026.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the three months ended March 31, 2026 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2026.

Contractual Obligations

As of March 31, 2026, one of our subsidiaries, has an operating lease agreement for one office space in Hong Kong with a non-cancellable term of one year from March 15, 2026, to March 14, 2027, and a cancellable term of one year from March 15, 2027, to March 14, 2028.

On March 31, 2026, the future minimum rental payments under this lease in the aggregate are approximately $73,761 and are due as follows: 2026: $57,970 and 2027: $15,791, respectively.

In June 2023, one of our subsidiaries in Malaysia purchased a motor vehicle, and the majority of the purchase of $18,957 was funded by Maybank Islamic under a finance lease agreement with a term of five years commencing from June 3, 2023, to June 2, 2028. As of March 31, 2026, the future minimum lease payments under this lease in the aggregate are approximately $11,023 and are due as follows: 2026: $3,817; 2027: $5,089, and 2028: $2,117.

Related Party Transactions

For the three months ended March 31, 2026, and 2025, related party service revenue totaled $15,108 and $21,975, respectively.

For the three months ended March 31, 2026, related party service revenue principally included service revenue generated from Greenpro Trust Limited (“GTL”) of $5,751 and Forekast Limited (“Forekast”) of $6,635, in aggregate representing approximately 82% of the related party service revenue and 4% of the service revenue for the three months ended March 31, 2026.

For the three months ended March 31, 2025, related party service revenue principally included service revenue generated from SEATech Ventures Corp. (“SEATech”) of $13,158, representing approximately 60% of the related party service revenue and 4% of the service revenue for the three months ended March 31, 2025.

For the three months ended March 31, 2026, and 2025, cost of service revenue to related parties was $1,983 and $8,396, respectively.

For the three months ended March 31, 2026, related party cost of service revenue represented cost of services paid to Falcon Consulting Limited (“FCL”) of $1,983. FCL is wholly owned by the spouse of our Chief Financial Officer, Loke, Che Chan Gilbert (“Mr. Loke”).

For the three months ended March 31, 2025, related party cost of service revenue included cost of services paid to Falcon Management Limited (“FML”) of $2,500, FCL of $2,146, and Loke Yu (“Jimmy”) of $3,750, respectively. FML is wholly owned by Mr. Loke and Jimmy is Mr. Loke’s brother.

For the three months ended March 31, 2026, and 2025, related party G&A expenses totaled $32,405 and $23,152, respectively.

For the three months ended March 31, 2026, related party G&A expenses included consulting fees paid to Ms. Yap Pei Ling (“Ms. Yap”), the spouse of our Chief Executive Officer, Mr. Lee, Chong Kuang, of $3,451 and Ms. Yap’s wholly owned company, Bright Interlink Sdn. Bhd. (“BISB”) of $3,787, and FML of $1,917, and management fees paid to Greenpro Global Capital Village Sdn. Bhd. (“GGCVSB”) of $23,250, a Malaysian company jointly owned by Mr. Lee and Mr. Loke.

For the three months ended March 31, 2025, related party G&A expenses included consulting fees paid to Ms. Yap of $3,469 and BISB of $3,371, and management fees paid to GGCVSB of $16,312, respectively.

For the three months ended March 31, 2026, and 2025, related party other income was $2,684 and $16,558, respectively.

For the three months ended March 31, 2026, related party other income represents other income generated from Acorn Finance Limited (“Acorn”) of $2,684.

For the three months ended March 31, 2025, related party other income included other income generated from Acorn of $2,698 and Greenpro Trust Limited (“GTL”) of $13,860, respectively.

For the three months ended March 31, 2026, and 2025, related party interest income was $1,521 and $1,397, respectively.

For the three months ended March 31, 2026, related party interest income included interest income generated from GTL of $403 and GTL’s subsidiary, Greenpro Custodian Service Limited (“GCSL”), of $1,118, respectively.

For the three months ended March 31, 2025, related party interest income included interest income generated from GTL of $273 and GCSL of $1,124, respectively.

For the three months ended March 31, 2025, gain on disposal of related party investment of $39,800 was generated from the sale of common stock of Jocom Holdings Corp. (“Jocom”).

For the three months ended March 31, 2025, a reversal of impairment of related party investment of $150 was related to the reversal of impairment of Jocom.

Amounts due from related parties were $883,795 and $995,640 as of March 31, 2026, and December 31, 2025, respectively. Amounts due to related parties were $821,517 and $101,922 as of March 31, 2026, and December 31, 2025, respectively.

As of March 31, 2026, amounts due from related parties mainly included amounts due from Greenpro Global Capital Village Sdn. Bhd. (“GGCVSB”) of $704,224, First Bullion Holdings Inc. (“FBHI”) of $90,000 and Greenpro Trust Limited (“GTL”) of $87,875, while the amounts due to related parties mainly included Ms. Chen Yanhong, a director of our PRC subsidiaries of $493,194, Mr. Lee of $159,364, and Mr. Loke’s majority owned company, Falcon Certified Public Accountants Limited (“FCPA”) of $137,651, respectively.

As of December 31, 2025, amounts due from related parties mainly included amounts due from GGCVSB of $815,034, FBHI of $90,000 and GTL of $88,909, while the amounts due to related parties mainly included FCPA of $91,209.

As of March 31, 2026, the accounts payable to a related party was due to Falcon Consulting Limited (“FCL”) of $1,392.

Deferred costs of revenue to related parties were $6,250 as of March 31, 2026, and December 31, 2025, respectively.

As of March 31, 2026, and December 31, 2025, deferred costs of revenue to related parties were $3,750 and $2,500 associated with Mr. Loke’s brother, Jimmy and Falcon Management Limited (“FML”), respectively.

As of March 31, 2026, the Company held an investment in Forekast Limited with a carrying value of $17,000,000. This investment was acquired during the three months ended March 31, 2026 through the issuance of the Company’s common stock. Following the transaction, Forekast Limited became an affiliate of the Company.

Related parties primarily include the Company’s subsidiaries, affiliates, and other entities in which the Company has significant influence or control, as well as key management personnel and their affiliates. Transactions with related parties are disclosed in accordance with applicable accounting guidance. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional details regarding related party transactions.

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

Liquidity and Capital Resources

Our cash balance on March 31, 2026, was $540,914, as compared to $636,659 on December 31, 2025, a decrease of $95,745. We estimate we may have sufficient cash available to meet our anticipated working capital for the next twelve months upon improving its profitability and the continuing financial support from its major shareholders.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2026, the Company incurred a net loss of $911,576 and net cash used in operations of $928,413, and as of March 31, 2026, the Company incurred an accumulated deficit of $41,158,288. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $928,413 and $240,942 for the three months ended March 31, 2026, and 2025, respectively. The net cash used in operating activities in 2026 primarily consisted of a net loss of $911,576, an increase in prepaids and other current assets of $33,158 and a decrease in deferred revenue of $88,535, offset by a decrease in digital assets of $33,696 and a decrease in deferred costs of revenue of $41,772. For the three months ended March 31, 2026, non-cash adjustments totaled $50,825, which was comprised of non-cash expenses from the provision for credit losses of $74, fair value loss on digital assets of $1,290 and depreciation and amortization of $49,461.

The net cash used in operating activities in 2025 primarily consisted of an increase in prepaids and other current assets of $29,671 and a decrease in accounts payable and accrued liabilities of $158,488. For the three months ended March 31, 2025, non-cash adjustments totaled $67,846, which was comprised of non-cash expenses from the provision for credit losses of $41,013, fair value loss on digital assets of $6,765 and depreciation and amortization of $60,018, offset by non-cash income from gain on disposal of investment of $39,800 and reversal of impairment of investment of $150.

Investing activities

Net cash provided by investing activities was $0 and $39,950 for the three months ended March 31, 2026, and 2025, respectively.

Financing activities

Net cash provided by financing activities was $830,331 and $6,959 for the three months ended March 31, 2026, and 2025, respectively.

Cash provided by financing activities in 2026 was the advance payments from related parties of $831,440, offset by the principal repayment of finance lease liabilities of $1,109.

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

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the period ended March 31, 2026. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such an incident may have a material effect, including on our operations, business strategy, operating results, or financial condition.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2026. The following additional risk factors relate primarily to our subsidiary, Green-X Corp. (“Green-X”), and its digital-asset exchange operations and reflect material developments in the blockchain and digital-asset industry since that filing.

Summary of Risk Factors

Our business, operations, and the market for our Common Stock are subject to numerous risks, uncertainties, and other factors that could materially and adversely affect our results of operations, financial condition, liquidity, reputation, or the trading price of our securities. The following summary highlights, in condensed form, the principal risks described in greater detail throughout this section. This summary should be read together with the complete discussion below and does not contain all the information that may be important to investors.

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

If the market for digital assets declines or does not grow as we expect in terms of value, volume, or demand, our business, operating results, and financial condition could be materially adversely affected. Further, the future growth and development of the digital asset ecosystem is uncertain. Blockchain technology, digital assets, smart contracts, dApps, and DeFi are components of a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:

●	extreme price volatility or “black swan” events (i.e., highly improbable, unexpected occurrences with significant consequences that are extremely difficult to predict beforehand) with respect to different digital assets;
●	many blockchain networks have limited operating histories and are still in the process of development, which will affect the design, supply, issuance, functionality, and governance of their respective digital assets and underlying blockchain networks. Any of these factors could adversely affect their respective digital assets;
●	many blockchain networks are in the process of implementing software upgrades and other changes to their protocols, which could introduce bugs, security risks, and adversely affect the associated digital assets;
●	technical issues, such as bugs or vulnerabilities in protocols, have led to disabled functionalities, exposure of personal information, and theft of users’ assets. These issues often require resolution by global miners, users, and developer communities, and their recurrence could undermine trust in digital assets;
●	with respect to hardware used in connection with wallets and blockchain networks generally, there are risks related to technological obsolescence, the vulnerability of the global supply chain and difficulty in obtaining new hardware;
●	several large networks, including Bitcoin, Ethereum, and Solana, are developing new features to address fundamental speed, scalability, and energy usage issues. If these issues are not successfully addressed or are unable to achieve widespread adoption, they could adversely affect the underlying digital assets;
●	many digital assets and their underlying blockchain networks have identified security issues, bugs, and software errors, some of which have been exploited by malicious actors. There are also inherent security weaknesses in some digital assets, e.g., when creators of certain blockchain networks use procedures which could allow hackers to counterfeit tokens. Any weaknesses identified with a digital asset could adversely affect its price, security, liquidity, and adoption. If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of these computers) obtains a majority of the compute or staking power on a blockchain network, the actor or botnet might be able to manipulate transactions, which could cause significant financial losses to holders, damage the network’s reputation and security, and adversely affect its value;
●	the development of new technologies for mining, such as improved application-specific integrated circuits, and changes in industry patterns, such as the consolidation of mining power in a small number of large mining farms, could reduce the security of blockchain networks, lead to increased liquid supply of digital assets, and reduce a digital asset’s price and attractiveness;
●	if rewards and transaction fees for miners or validators on any blockchain network are not sufficiently high to attract and retain miners or validators, a digital asset’s network security and speed may be adversely affected, increasing the likelihood of a malicious attack;
●	many digital assets have concentrated ownership or an admin key, allowing a small group of holders to have significant unilateral control and influence over key decisions related to their blockchain networks or protocols, such as governance decisions and protocol changes, as well as the market price of such digital assets;
●	governance of many decentralized blockchain networks and protocols is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions. As a result, there may be a lack of consensus or clarity on the governance of any particular blockchain network or protocol, a lack of incentives for developers to maintain or develop the network or protocol, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or stymie such network or protocol’s utility and ability to respond to challenges and grow;
●	many blockchain networks and protocols are in the early stages of developing partnerships and collaborations, any one or more of which may not succeed and adversely affect the usability and adoption of their respective digital assets;
●	digital assets have only recently become selectively accepted as a means of payment by retail and commercial outlets, and the use of digital assets by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to (i) process funds for digital asset transactions; (ii) process wire transfers to or from digital asset exchanges, digital asset-related companies, and service providers; or (iii) maintain accounts for persons or entities transacting in crypto assets. As a result, the prices of various digital assets are largely determined by speculators, miners and validators, thus contributing to price volatility, which makes retailers less likely to accept digital assets as a form of payment in the future;
●	banks may not provide or may cut off banking services to businesses that provide digital asset-related services or that accept digital assets as payment, which could harm our banking infrastructure, limit us from operating in certain jurisdictions or limit product or service offerings, dampen liquidity in the market, and damage public perception of digital assets generally or any one digital asset in particular (such as bitcoin) and their or our utility as a payment system. These actions could decrease the price of crypto assets generally or individually;
●	there is a lack of liquid markets in certain digital assets, and these markets are subject to possible manipulation;
●	certain digital assets have concentrated ownerships, and large sales or distributions by holders of such digital assets, or “whales,” could have an adverse effect on the market price of such digital assets; and
●	the characteristics of digital assets have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion, and ransomware scams.

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

Our operating results are dependent on digital assets and the broader digital asset industry. Due to the highly volatile nature of the digital asset industry and the prices of digital assets, which have experienced and continue to experience significant volatility, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader digital asset industry. Our operating results will continue to fluctuate significantly because of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

●	our dependence on offerings that are, in turn, dependent on digital asset trading activity, including trading volume and the prevailing trading prices for digital assets, whose trading prices and volume can be highly volatile;
●	our ability to attract, maintain, and grow our user base and engage our users;
●	changes in the legislative or regulatory environment, or actions by U.S. or foreign governments or regulators, including fines, orders, or consent decrees;
●	regulatory changes or scrutiny that impact on our ability to offer certain products or services;
●	increased regulatory certainty, which could lead to greater competition from traditional financial services firms and other competitors with broader access to financial resources;
●	our ability to continue to diversify and grow our revenue;
●	pricing of or temporary suspensions of our products and services;
●	investments we make in the development of products and services, as well as international expansion and sales and marketing;
●	adding digital assets to, or removing them from, our platform;
●	our ability to establish and maintain partnerships, collaborations, joint ventures, or strategic alliances with third parties;
●	market conditions of, and overall sentiment towards, the digital asset industry;
●	macroeconomic conditions, including interest rates, inflation, and instability in the global banking system;
●	adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceedings and enforcement-related costs;
●	the development and introduction of existing and new products and services by us or our competitors or the emergence of new competitors;
●	our ability to control costs, including operating expenses incurred to grow and expand our operations and remain competitive;
●	system failure, outages, or interruptions, including with respect to our digital asset platform and third-party digital asset networks, which have occurred in the past and will likely occur in the future;
●	our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyberattacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches, and losses;
●	breaches of security or privacy;
●	real or perceived improper or unauthorized use of, disclosure of, or access to confidential, proprietary, personal, or sensitive data; and
●	our ability to attract and retain talent.

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

Investors should carefully consider the foregoing risks together with the other information set forth in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, including our condensed consolidated financial statements and the related notes appearing elsewhere herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of 8,500,000 shares on March 31, 2026

On February 13, 2026, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Forekast Limited, a company formed under the laws of the British Virgin Islands (“Forekast”) and the shareholders of Forekast listed on Annex A thereto (the “Forekast Shareholders”).

On March 31, 2026 (the “Closing Date”), all conditions for closing were satisfied, and the Company consummated the transactions contemplated by the Share Exchange Agreement. At closing, the Company acquired 1,360 ordinary shares of Forekast from the Forekast Shareholders, representing 13.6% of Forekast’s outstanding equity interests on a fully diluted basis as of the Closing Date. In consideration therefor, the Company issued to the Forekast Shareholders an aggregate of 8,500,000 shares of its common stock, par value $0.0001 (the “Common Stock”), valued at $17,000,000 to the Forekast Shareholders, such shares constituting the “Exchange Shares”. The transaction constituted a minority investment in Forekast and did not result in the Company obtaining control of Forekast.

Set forth below are the details of the Company’s issuance of Common Stock in connection with the minority investment in Forekast described above, as extracted from Annex A to the Share Exchange Agreement during the three months ended March 31, 2026:

Name of Shareholder	Shares of Common Stock Issued	Fair Value of Common Stock Issued
BHL Ltd.	3,250,000	$6,500,000
Moira Venture Limited	750,000	1,500,000
Renhari Limited	1,125,000	2,250,000
Joharne Limited	1,125,000	2,250,000
Crescent East Limited	1,125,000	2,250,000
Stratifi Global Limited	1,125,000	2,250,000
Total	8,500,000	$17,000,000

As of the date of this report, the Company has total 18,033,123 shares of Common Stock issued and outstanding and the Forekast Shareholders collectively hold approximately 47% of the Company’s Common Stock upon the receipt of 8,500,000 shares of Common Stock from the Company.

Issuance of 800,000 shares on April 16, 2026

On November 18, 2025, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Lim Chee Yin, an individual (the “Seller”). Pursuant to the Acquisition Agreement, subject to the satisfaction or waiver of the conditions set forth therein, upon consummation of the transaction contemplated in the Acquisition Agreement (the “Closing”), the Company acquired 0.99% of Seller’s shareholdings in Greenophene Technologies Limited, a company incorporated in the British Virgin Islands (“Greenophene”), equivalent to 10 shares of Greenophene (the “Acquisition”).

On April 16, 2026 (the “Closing Date”), all conditions to closing were satisfied, and the Company consummated the transactions contemplated by the Acquisition Agreement. At the Closing, the Company acquired 10 ordinary shares of Greenophene from the Seller, representing a minority interest of 0.99% of Greenophene’s outstanding equity interests as of the Closing Date. In consideration therefor, the Company issued to the Seller 800,000 restricted shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), valued at $1.50 per share, for an aggregate value of $1,200,000 (the “Consideration”).

As of the date of this report, the Company has total 18,033,123 shares of Common Stock issued and outstanding and the Seller holds approximately 4.4% of the Company’s Common Stock upon the receipt of 800,000 shares of Common Stock from the Company.

Issuance of 107,310 shares on April 28, 2026

On April 28, 2026, we entered into a subscription agreement (the “Subscription Agreement”) with our Chief Executive Officer, President and Director, Mr. Lee Chong Kuang, (the “Purchaser”) providing for the private placement of 107,310 shares of Common Stock at a per share purchase price of $2.3297 (the “Offering”) for aggregate gross proceeds of $250,000. The Offering closed on April 28, 2026.

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

Greenpro Capital Corp.

Date: May 8, 2026	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

