Form 10-Q
period 2026-06-30
Greenpro Capital Corp.
filed 2026-08-05
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 5, 2026, there were 18,127,663 shares of the registrant’s Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(In U.S. dollars, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents (including $63,754 and $64,239 of time deposits as of June 30, 2026 and December 31, 2025, respectively)	$634,440	$636,659
Accounts receivable, net of allowance for credit losses of $2,194 and $2,095 as of June 30, 2026 and December 31, 2025, respectively (including $250 of net accounts receivable from related parties as of June 30, 2026)	13,301	8,805
Prepaids and other current assets	473,428	451,063
Digital assets	234,055	282,161
Due from related parties	880,502	995,640
Deferred costs of revenue (including $6,250 to related parties as of June 30, 2026 and December 31, 2025, respectively)	67,961	58,099
Total current assets	2,303,687	2,432,427

Property and equipment, net	1,354,239	1,358,181
Real estate investments:
Real estate held for sale	886,502	886,502
Real estate held for investment, net	370,826	378,157
Intangible assets, net	299	437
Other investments (including a $17,000,000 investment in Forekast Limited and a $1,200,000 investment in Greenophene Technologies Limited as of June 30, 2026)	18,200,000	-
Operating lease right-of-use assets, net	53,577	19,890
Finance lease right-of-use asset, net	12,449	15,794
TOTAL ASSETS	$23,181,579	$5,091,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,370,306	$1,165,922
Due to related parties	856,945	101,922
Operating lease liabilities	53,577	19,890
Finance lease liabilities, current portion	4,568	4,442
Deferred revenue	285,770	201,535
Total current liabilities	2,571,166	1,493,711

Finance lease liabilities, non-current portion	4,467	6,833
Total liabilities	2,575,633	1,500,544

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 18,127,663 and 8,625,813 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	18,128	8,626
Additional paid-in capital	62,574,279	43,983,781
Accumulated other comprehensive loss	(156,165)	(192,226)
Accumulated deficit	(41,867,671)	(40,246,712)
Total Greenpro Capital Corp. stockholders’ equity	20,568,571	3,553,469
Noncontrolling interests in consolidated subsidiary	37,375	37,375

Total stockholders’ equity	20,605,946	3,590,844

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,181,579	$5,091,388

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

REVENUES:
Service revenue (including $38,333 and $11,378 of service revenue from related parties for the three months ended June 30, 2026 and 2025, respectively, and $53,441 and $33,353 of service revenue from related parties for the six months ended June 30, 2026, and 2025, respectively)	$248,609	$395,257	$559,355	$706,110
Digital revenue	37,464	17,921	115,923	44,177
Rental revenue	16,094	13,914	32,275	29,560
Total revenue	302,167	427,092	707,553	779,847

COST OF REVENUES:
Cost of service revenue (including $120 and $124 of cost of revenue to related party for the three months ended June 30, 2026 and 2025, respectively, and $2,103 and $8,520 of cost of revenue to related parties for the six months ended June 30, 2026, and 2025, respectively)	(110,875)	(80,423)	(219,650)	(170,276)
Cost of digital revenue	-	(1)	-	(1)
Cost of rental revenue	(3,295)	(3,380)	(7,269)	(7,169)
Total cost of revenues	(114,170)	(83,804)	(226,919)	(177,446)

GROSS PROFIT	187,997	343,288	480,634	602,401

OPERATING EXPENSES:
General and administrative expenses (including $30,182 and $37,347 of general and administrative expenses to related parties for the three months ended June 30, 2026 and 2025, respectively, and $62,587 and $60,499 of general and administrative expenses to related parties for the six months ended June 30, 2026, and 2025, respectively)	(922,420)	(944,949)	(2,139,940)	(1,892,995)

LOSS FROM OPERATIONS	(734,423)	(601,661)	(1,659,306)	(1,290,594)

OTHER INCOME
Other income (including $18,003 and $12,465 of other income from related parties for the three months ended June 30, 2026 and 2025, respectively, and $20,687 and $29,023 of other income from related parties for the six months ended June 30, 2026, and 2025, respectively)	24,559	24,075	37,807	42,109
Interest income (including $1,518 and $1,407 of interest income from related party for the three months ended June 30, 2026 and 2025, respectively, and $3,039 and $2,804 of interest income from related party for six months ended June 30, 2026, and 2025, respectively)	1,545	1,793	3,086	4,677
Gain on disposal of investment (including $39,800 of related party investment for the six months ended June 30, 2025)	-	-	-	39,800
Reversal of impairment of investment (including $150 of related party investment for the six months ended June 30, 2025)	-	-	-	150
Interest expenses	(170)	(230)	(362)	(466)
Fair value (loss) gain on digital assets	(894)	1,895	(2,184)	(4,870)
Total other income	25,040	27,533	38,347	81,400

LOSS BEFORE INCOME TAX	(709,383)	(574,128)	(1,620,959)	(1,209,194)
Income tax expense	-	-	-	(510)
NET LOSS	(709,383)	(574,128)	(1,620,959)	(1,209,704)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS OF GREENPRO CAPITAL CORP.	(709,383)	(574,128)	(1,620,959)	(1,209,704)
Other comprehensive income:
- Foreign currency translation income	12,607	51,790	36,061	71,343
COMPREHENSIVE LOSS	$(696,776)	$(522,338)	$(1,584,898)	$(1,138,361)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.04)	$(0.07)	$(0.12)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	17,880,635	7,708,778	13,325,750	7,642,664

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(In U.S. dollars, except share data)

(Unaudited)

	Three months ended June 30, 2026
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of March 31, 2026 (Unaudited)	17,125,813	$17,126	$60,975,281	$(168,772)	$(41,158,288)	$37,375	$19,702,722
Fair value of shares issued for other investment	800,000	800	1,199,200	-	-	-	1,200,000
Common Stock sold in private placements	201,850	202	399,798	-	-	-	400,000
Foreign currency translation	-	-	-	12,607	-	-	12,607
Net loss	-	-	-	-	(709,383)	-	(709,383)
Balance as of June 30, 2026 (Unaudited)	18,127,663	$18,128	$62,574,279	$(156,165)	$(41,867,671)	$37,375	$20,605,946

	Six months ended June 30, 2026
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2025	8,625,813	$8,626	$43,983,781	$(192,226)	$(40,246,712)	$37,375	$3,590,844
Fair value of shares issued for other investments	9,300,000	9,300	18,190,700	-	-	-	18,200,000
Common Stock sold in private placements	201,850	202	399,798	-	-	-	400,000
Foreign currency translation	-	-	-	36,061	-	-	36,061
Net loss	-	-	-	-	(1,620,959)	-	(1,620,959)
Balance as of June 30, 2026 (Unaudited)	18,127,663	$18,128	$62,574,279	$(156,165)	$(41,867,671)	$37,375	$20,605,946

	Three months ended June 30, 2025
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of March 31, 2025 (Unaudited)	7,575,813	$7,576	$42,749,831	$(316,562)	$(37,899,955)	$37,375	$4,578,265
Common Stock sold in private placements	700,000	700	759,300	-	-	-	760,000
Foreign currency translation	-	-	-	51,790	-	-	51,790
Net loss	-	-	-	-	(574,128)	-	(574,128)
Balance as of June 30, 2025 (Unaudited)	8,275,813	$8,276	$43,509,131	$(264,772)	$(38,474,083)	$37,375	$4,815,927

	Six months ended June 30, 2025
	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2024	7,575,813	$7,576	$42,749,831	$(336,115)	$(37,264,379)	$37,375	$5,194,288
Common Stock sold in private placements	700,000	700	759,300	-	-	-	760,000
Foreign currency translation	-	-	-	71,343	-	-	71,343
Net loss	-	-	-	-	(1,209,704)	-	(1,209,704)
Balance as of June 30, 2025 (Unaudited)	8,275,813	$8,276	$43,509,131	$(264,772)	$(38,474,083)	$37,375	$4,815,927

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(In U.S. dollars)

(Unaudited)

	Six months ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(1,620,959)	$(1,209,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,331	68,677
Amortization of intangible assets	134	135
Amortization of operating lease right-of-use assets	41,733	47,582
Amortization of finance lease right-of-use asset	3,329	3,044
Provision for credit losses	115	40,514
Fair value loss on digital assets	2,184	4,870
Gain on disposal of investment-related party	-	(39,800)
Reversal of impairment of investment-related party	-	(150)
Changes in operating assets and liabilities:
Accounts receivable	(4,496)	28,426
Prepaids and other current assets	(22,365)	197
Digital assets	48,106	(41,380)
Deferred costs of revenue	(9,862)	(14,465)
Accounts payable and accrued liabilities	204,384	(141,784)
Operating lease liabilities	(41,733)	(47,582)
Deferred revenue	84,235	528,746
Net cash used in operating activities	(1,266,864)	(772,674)

Cash flows from investing activities:
Proceeds from disposal of equipment	265	-
Proceeds from disposal of other investment	-	39,950
Net cash provided by investing activities	265	39,950

Cash flows from financing activities:
Proceeds from shares issued for cash	400,000	760,000
Principal payment of finance lease liabilities	(2,224)	(1,899)
Advances from (to) related parties	870,161	(280,865)
Net cash provided by financing activities	1,267,937	477,236

Effect of exchange rate changes in cash and cash equivalents	(3,557)	(36,096)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,219)	(291,584)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	636,659	1,124,818

CASH AND CASH EQUIVALENTS, END OF PERIOD	$634,440	$833,234

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$510
Cash paid for interest	$362	$466

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$75,531	$95,727
Fair value of shares issued for other investments	$18,200,000	$-

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2026 and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ended December 31, 2026. The condensed consolidated balance sheet information as of December 31, 2025, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2026. These financial statements should be read in conjunction with that report.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2026, the Company incurred a net loss of $1,620,959 and net cash used in operations of $1,266,864, and as of June 30, 2026, the Company incurred an accumulated deficit of $41,867,671. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounts receivable at June 30, 2026 and December 31, 2025, are net of allowances for credit losses of $2,194 and $2,095, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at June 30, 2026, and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Balance at beginning of period/year	$2,095	$2,883
Charges (credits) of operating expenses	115	(825)
Adjustments for credit losses	(16)	37
Balance at end of period/year	$2,194	$2,095

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

At June 30, 2026 and December 31, 2025, cash included funds held by employees of $39,141 and $0, respectively, was to facilitate payment of expenses in local currencies or to facilitate third-party online payment platforms for which the Company had not set up a corporate account, such as WeChat Pay or Alipay. The Company has established internal controls and risk management policies for safeguarding company assets including cash custodied by employees, ensuring that proper separation of duties, independent custody and transparent record-keeping are in place to prevent fraud or misuse.

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Cash and cash equivalents
Denominated in United States Dollar	$198,819	$155,162
Denominated in Hong Kong Dollar	242,318	251,756
Denominated in Chinese Renminbi	136,542	211,100
Denominated in Malaysian Ringgit	56,347	18,215
Denominated in Singapore Dollar	414	426
Cash and cash equivalents	$634,440	$636,659

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

The Company recognized a fair value loss on digital assets of $894 and $2,184 for the three and six months ended June 30, 2026, respectively. The Company recognized a fair value gain on digital assets of $1,895 and a fair value loss on digital assets of $4,870 for the three and six months ended June 30, 2025, respectively (see Note 3). Other than these fair value changes, the adoption had no effect on our condensed consolidated financial statements based upon the nature of the Company’s current operations.

As of June 30, 2026, and December 31, 2025, the crypto assets held for operation under digital assets were $234,055 and $282,161, respectively (see Note 3).

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

On June 30, 2026, the Company had a total of twenty-two (22) investments in equity securities without readily determinable fair values, all were related party investments with an aggregate value of $18,200,000, in which, twenty (20) investments in equity securities without readily determinable fair values were fully impaired and with $nil value (see Note 4).

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

Earnings per share (EPS)

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks, for example, convertible securities, options and warrants as if they had been converted at the beginning of the period presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect would increase earnings per share or decrease loss per share, are excluded from the calculation of diluted EPS. For the three and six months ended June 30, 2026, and 2025, there were no dilutive shares.

Foreign currency translation

The reporting currency of the Company is United States Dollar (“US$”), and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and records in their respective local currency, which consists of Malaysian Ringgit (“MYR”), Renminbi (“RMB”) and Hong Kong Dollar (“HK$”), which is also the respective functional currency of subsidiaries.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2026	2025
Period-end MYR : US$1 exchange rate	4.08	4.21
Period-average MYR : US$1 exchange rate	3.98	4.36
Period-end RMB : US$1 exchange rate	6.79	7.16
Period-average RMB : US$1 exchange rate	6.85	7.24
Period-end HK$ : US$1 exchange rate	7.84	7.85
Period-average HK$ : US$1 exchange rate	7.83	7.80

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

Concentrations of risks

For the three months ended June 30, 2026, no customer accounted for 10% or more of the Company’s revenues, while for the three months ended June 30, 2025, one (1) customer accounted for 19% of the Company’s revenues. For the six months ended June 30, 2026, and 2025, one (1) customer accounted for 13% and 10% of the Company’s revenues, respectively.

One (1) customer accounted for 17% and three (3) customers accounted for 34% (14%, 10% and 10%, respectively) of the Company’s net accounts receivable as of June 30, 2026, and December 31, 2025, respectively.

For the three and six months ended June 30, 2026, and 2025, no vendor accounted for 10% or more of the Company’s cost of revenues.

Two (2) vendors accounted for 65% (49% and 16%, respectively) and one (1) vendor accounted for 35% of the Company’s accounts payable as of June 30, 2026, and December 31, 2025, respectively.

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

During the three and six months ended June 30, 2026, and 2025, no real estate property was sold.

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory - non-listing services	$248,609	$316,786
Corporate advisory - listing services	-	78,471
Provision of a digital platform and trading of digital assets	37,464	17,921
Rental of real estate properties	16,094	13,914
Total revenue	$302,167	$427,092

	Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$129,537	$261,764
Malaysia	137,296	78,291
China	35,334	87,037
Total revenue	$302,167	$427,092

	Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue by service lines:
Corporate advisory - non-listing services	$470,820	$577,639
Corporate advisory - listing services	88,535	128,471
Provision of a digital platform and trading of digital assets	115,923	44,177
Rental of real estate properties	32,275	29,560
Total revenue	$707,553	$779,847

	Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$340,981	$485,383
Malaysia	286,494	163,356
China	80,078	131,108
Total revenue	$707,553	$779,847

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

As of June 30, 2026, and December 31, 2025, deferred costs of revenue and deferred revenue are classified as current assets and current liabilities, respectively:

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Current assets
Deferred costs of revenue	$67,961	$58,099

Current liabilities
Deferred revenue	$285,770	$201,535

Changes in deferred revenue during the six months ended June 30, 2026 are as follows:

Six Months Ended June 30, 2026
(Unaudited)
Deferred revenue, January 1, 2026	$201,535
New contract liabilities	172,770
Performance obligations satisfied	(88,535)
Deferred revenue, June 30, 2026	$285,770

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

As of June 30, 2026, the details of digital assets we held are as follows:

Ticker Symbol	Digital Assets	Number of Tokens (1)	Value per Token (1)	Total Value (2)
2UT	Brighsun 2UT	8,451.810	$2.336	$19,747
BCH	Bitcoin Cash	0.022	199.710	4
BTC	Bitcoin	0.033	58,573.000	1,923
ETH	Ethereum	0.824	1,507.070	1,293
USDT	Tether	211,265.301	0.999	210,991
XRP	Ripple	93.364	1.038	97
				$234,055

(1)	Number of tokens and value per token were displayed up to 3 decimal places, respectively.
(2)	Total value was rounded to the nearest dollar.

As of December 31, 2025, the details of digital assets we held are as follows:

Ticker Symbol	Digital Assets	Number of Tokens (1)	Value per Token (1)	Total Value (2)
2UT	Brighsun 2UT	8,451.810	$2.336	$19,747
BCH	Bitcoin Cash	0.022	599.190	13
BTC	Bitcoin	0.033	87,520.000	2,873
ETH	Ethereum	0.824	2,966.770	2,444
USDT	Tether	257,246.961	0.999	256,912
XRP	Ripple	93.364	1.840	172
				$282,161

(1)	Number of tokens and value per token were displayed up to 3 decimal places, respectively.
(2)	Total value was rounded to the nearest dollar.

The following table sets forth a summary of the changes in the estimated fair value of our digital assets during the period ended June 30, 2026, and the year ended December 31, 2025, respectively:

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Fair value at beginning of period / year	$282,161	$192,398
(Disposals) /additions during the period / year	(45,922)	94,581
Change in fair value during the period / year	(2,184)	(4,818)
Fair value at end of period / year	$234,055	$282,161

The estimated fair value of our digital assets was $234,055 and $282,161 as of June 30, 2026, and December 31, 2025, respectively.

For the three and six months ended June 30, 2026, we recognized a fair value loss on digital assets of $894 and $2,184, respectively.

For the three months ended June 30, 2025, we recognized a fair value gain on digital assets of $1,895, while for the six months ended June 30, 2025, we recognized a fair value loss on digital assets of $4,870.

During 2024, we issued 4,000,000 tokens of our digital assets, GX Token, in exchange for 5,000,000 tokens of Dignity Token, an asset-backed crypto security token (“DiGau”). Despite the token exchange, DiGau was not recognized in our consolidated balance sheets as of June 30, 2026, and December 31, 2025, as the transaction did not meet the criteria for asset recognition.

As of the date of this report, we have not yet determined the value of DiGau and are still evaluating the fair value due to a lack of observable market transactions and price information. As a result, the transaction was not disclosed in our condensed consolidated financial statements for the period ended June 30, 2026.

We do not expect that the exclusion of the transaction will have a significant effect on our consolidated financial statements as of June 30, 2026, and December 31, 2025, respectively.

NOTE 4 - OTHER INVESTMENTS

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Investments in equity securities without readily determinable fair values of affiliates:

Forekast Limited (a)	$17,000,000	$-
Greenophene Technologies Limited (b)	1,200,000	-
	$18,200,000	$

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

The Company believes all its invested equity securities are without readily determinable values even though certain of the equity securities are listed in the over-the-counter (OTC) market, as their securities are not actively traded on a securities exchange registered with the U.S. Securities and Exchange Commission (SEC) or in the OTC market.

In addition, the Company records its equity securities without readily determinable fair values at cost. For these cost method investments, the Company records them as other investments in its consolidated balance sheets (the “Investments”). The Company reviews the Investments quarterly to determine if impairment indicators are present; however, it is not required to determine the fair value of the Investments unless impairment indicators exist. When impairment indicators exist, the Company generally adopts the valuation methods allowed under ASC820 (Fair Value Measurement) to evaluate whether the fair values of the Investments approximate or exceed their carrying values.

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

As of June 30, 2026, the Company recorded the investment in Forekast at $17,000,000.

Set forth below are the details of the share exchange in connection with the minority investment in Forekast described above, as extracted from Annex A to the Share Exchange Agreement:

Forekast Shareholders	Forekast shares received by the Company	The Company’s Common Stock received by Forekast Shareholders
BHL Ltd.	520	3,250,000
Moira Venture Limited	120	750,000
Renhari Limited	180	1,125,000
Joharne Limited	180	1,125,000
Crescent East Limited	180	1,125,000
Stratifi Global Limited	180	1,125,000
Total shares	1,360	8,500,000

(b)	Greenophene Technologies Limited:

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

On November 20, 2025, the Company filed a Current Report on Form 8-K including the Acquisition Agreement as an exhibit with the SEC. The Acquisition Agreement contains customary representations, warranties, and covenants made by both parties, including authorization, enforceability, compliance with securities laws, absence of undisclosed liabilities, and the Seller’s obligation to assist with Schedule 13D and other required SEC beneficial ownership filings.

Pursuant to the terms and conditions of the Acquisition Agreement, at the effective time of the Acquisition (the “Effective Time”), the Company shall issue to the Seller 800,000 shares of its Common Stock, valued at $1.50 per share, for the aggregate closing consideration of $1,200,000 (the “Consideration”).

On April 16, 2026 (the “Closing Date”), all conditions to closing were satisfied, and the Company consummated the transactions contemplated by the Acquisition Agreement. At the Closing, the Company acquired 10 ordinary shares of Greenophene from the Seller, representing a minority interest of 0.99% of Greenophene’s outstanding equity interests as of the Closing Date. For the Consideration, the Company issued to the Seller 800,000 shares of its Common Stock, $1.50 per share, for an aggregate value of $1,200,000.

As of June 30, 2026, the Company recorded the investment in Greenophene at $1,200,000.

During the six months ended June 30, 2026, and the year ended December 31, 2025, the changes in carrying values of the Investments are as follows:

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Original cost
Balance, beginning of period / year	$8,330,989	$8,331,139
Additions during the period	18,200,000	-
Disposal of impaired investment during the year	-	(150)
Balance, end of period / year	26,530,989	8,330,989

Accumulated impairment
Balance, beginning of period / year	(8,330,989)	(8,319,066)
Impairment during the year	-	(12,073)
Disposal of impaired investment during the year	-	150
Balance, end of period / year	(8,330,989)	(8,330,989)

Net carrying values of equity securities without readily determinable fair values	$18,200,000	$-

The Company had cost method investments without readily determinable fair values with a carrying value of $18,200,000 and $0 as of June 30, 2026, and December 31, 2025, respectively.

For the three and six months ended June 30, 2026, no impairment or reversal of impairment of investment was recognized.

During the year ended December 31, 2025, the Company recognized an impairment of $12,073 for two (2) of the Investments and recorded a reversal of impairment of $150 for one (1) of the Investments.

As of June 30, 2026, and December 31, 2025, the accumulated impairment loss of the Investments was $8,330,989.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 600,000,000 shares, of which 500,000,000 shares are designated as shares of common stock, par value $0.0001 (the “Common Stock”), and 100,000,000 shares are designated as shares of preferred stock, par value $0.0001. No shares of preferred stock are currently outstanding. Shares of preferred stock may be issued in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issuance of any shares thereof. The voting powers, designations, preferences, limitations, restrictions, relative, participating, options and other rights, and the qualifications, limitations, or restrictions thereof, of the preferred stock are to be determined by the board of directors before the issuance of any shares of preferred stock in such series.

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

On March 31, 2026, all conditions for closing were satisfied, and the Company consummated the transactions contemplated by the Share Exchange Agreement. At closing, the Company acquired 1,360 ordinary shares of Forekast from the Forekast Shareholders, representing 13.6% of Forekast’s outstanding equity interests on a fully diluted basis as of the Closing Date. In consideration therefor, the Company issued to the Forekast Shareholders an aggregate of 8,500,000 shares of its Common Stock, valued at $17,000,000 to the Forekast Shareholders, such shares constituting the “Exchange Shares”. The transaction constituted a minority investment in Forekast and did not result in the Company obtaining control of Forekast.

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

On November 20, 2025, the Company filed a Current Report on Form 8-K including the Acquisition Agreement as an exhibit with the SEC. The Acquisition Agreement contains customary representations, warranties, and covenants made by both parties, including authorization, enforceability, compliance with securities laws, absence of undisclosed liabilities, and the Seller’s obligation to assist with Schedule 13D and other required SEC beneficial ownership filings.

Pursuant to the terms and conditions of the Acquisition Agreement, at the effective time of the Acquisition (the “Effective Time”), the Company shall issue to the Seller 800,000 shares of its Common Stock, valued at $1.50 per share, for the aggregate closing consideration of $1,200,000 (the “Consideration”).

On April 16, 2026 (the “Closing Date”), all conditions to closing were satisfied, and the Company consummated the transactions contemplated by the Acquisition Agreement. At the Closing, the Company acquired 10 ordinary shares of Greenophene from the Seller, representing a minority interest of 0.99% of Greenophene’s outstanding equity interests as of the Closing Date. For the Consideration, the Company issued to the Seller 800,000 shares of its Common Stock, $1.50 per share, for an aggregate value of $1,200,000.

Issuance of 107,310 shares on April 28, 2026

On April 28, 2026, the Company entered into a subscription agreement with its Chief Executive Officer, President and Director, Mr. Lee, Chong Kuang (“Mr. Lee”), providing for the private placement of 107,310 shares of its Common Stock at a per share purchase price of $2.3297 (the “Offering”) for aggregate gross proceeds of $250,000. The Offering closed on April 28, 2026, and the Company plans to use the proceeds of the Offering for operating capital.

Issuance of 28,949 shares on May 29, 2026

On May 29, 2026, the Company entered into a subscription agreement with Mr. Lee, providing for the private placement of 28,949 shares of its Common Stock at a per share purchase price of $1.7272 (the “Offering”) for aggregate gross proceeds of $50,000. The Offering closed on May 29, 2026, and the Company plans to use the proceeds of the Offering for operating capital.

Issuance of 65,591 shares on June 30, 2026

On June 30, 2026, the Company entered into a subscription agreement with Mr. Lee, providing for the private placement of 65,591 shares of its Common Stock at a per share purchase price of $1.5246 (the “Offering”) for aggregate gross proceeds of $100,000. The Offering closed on June 30, 2026, and the Company plans to use the proceeds of the Offering for operating capital.

A list of the issuance of the Company’s Common Stock during the six months ended June 30, 2026, is set forth below:

Name of Shareholder	Shares of Common Stock Issued	Fair Value of Common Stock Issued
BHL Ltd.	3,250,000	$6,500,000
Moira Venture Limited	750,000	1,500,000
Renhari Limited	1,125,000	2,250,000
Joharne Limited	1,125,000	2,250,000
Crescent East Limited	1,125,000	2,250,000
Stratifi Global Limited	1,125,000	2,250,000
Lim Chee Yin	800,000	1,200,000
Lee Chong Kuang	201,850	400,000
Total	9,501,850	$18,600,000

For the period ended June 30, 2026, the Company issued 9,501,850 shares of its Common Stock, including 9,300,000 shares issued for other investments valued $18,200,000 and 201,850 shares issued to its CEO, Mr. Lee in private placements for total proceeds of $400,000.

During 2025, the Company in aggregate issued 1,050,000 shares of its Common Stock to individual investors in private placements, for total proceeds of $1,235,000. The proceeds aim to fund the expansion of the Company’s operations.

NOTE 6 - LEASES

As of June 30, 2026, the Company has an operating lease agreement for one office space in Hong Kong, with a non-cancellable term of one year commencing from March 15, 2026, to March 14, 2027, after a cancellable term of one year expired on March 14, 2026, and has a finance lease for a motor vehicle in Malaysia, with a term of five years, respectively. Other than these leases, the Company does not have any other leases over the term of one year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to operating leases and finance leases for the periods ended June 30, 2026, and 2025 are as follows:

	Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Lease costs
Operating lease costs:
Rental expenses (1)	$42,762	$48,853
Other rental expenses (2)	7,562	7,667
	50,324	56,520
Finance lease costs:
Interest expenses	$362	$466
	362	466
Total lease costs	$50,686	$56,986

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Rental payment - operating leases	$42,762	$48,853
Interest repayment - finance leases	362	466
Principal repayment - finance leases	2,224	1,899
Total cash paid	$45,348	$51,218
Non-cash activity:
Balance payment of ROU asset by finance lease liabilities	$9,035	$12,894
Weighted average remaining lease term (in years):
Operating leases	0.70	0.70
Finance leases	1.92	2.92
Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	6.9%	6.9%

(1)	Rental expenses include amortization of $41,733 and $47,582 and interest expenses of $1,029 and $1,271 during the six months ended June 30, 2026, and 2025, respectively.

(2)	Other rental expenses represent those rental expenses for leases with a lease term within one year, and government rent and rates related to the leases.

The supplemental balance-sheet information related to leases as of June 30, 2026 and December 31, 2025, is as follows:

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Assets
Long-term operating lease ROU assets, net (1)	$53,577	$19,890
Long-term finance lease ROU asset, net (2)	12,449	15,794
Total ROU assets	$66,026	$35,684

Liabilities
Current portion of operating lease liabilities	$53,577	$19,890
Current portion of finance lease liabilities	4,568	4,442
Total current lease liabilities	58,145	24,332

Long-term finance lease liabilities	4,467	6,833
Total long-term lease liabilities	4,467	6,833
Total lease liabilities	$62,612	$31,165

(1)	Operating lease ROU assets are measured at cost of $523,005 and $447,497, less accumulated amortization of $469,428 and $427,607 as of June 30, 2026, and December 31, 2025, respectively.

(2)	Finance lease ROU assets are measured at cost of $28,898 less accumulated amortization of $16,449 and $13,104 as of June 30, 2026, and December 31, 2025, respectively.

Maturities of the Company’s lease liabilities as of June 30, 2026, are as follows:

	Operating leases	Finance leases
Year ending December 31,
2026 (remaining 6 months)	$38,635	$2,523
2027	15,786	5,045
2028	-	2,099
Total future minimum lease payments	54,421	9,667
Less: Imputed interest / present value discount	(844)	(632)
Present value of lease liabilities	$53,577	$9,035

Lease obligations
Current lease obligations	$53,577	$4,568
Long-term lease obligations	-	4,467
Total lease obligations	$53,577	$9,035

For the three months ended June 30, 2026, total lease costs were $22,998, including operating lease costs of $22,828 and finance lease costs of $170. For the three months ended June 30, 2025, total lease costs were $28,096, including operating lease costs of $27,866 and finance lease costs of $230.

For the six months ended June 30, 2026, total lease costs were $50,686, including operating lease costs of $50,324 and finance lease costs of $362. For the six months ended June 30, 2025, total lease costs were $56,986, including operating lease costs of $56,520 and finance lease costs of $466.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts receivable from related parties:	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Accounts receivable, net – related parties
- Related party A	$202	$-
- Related party B	48	-
Total	$250	$-

Due from related parties:	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Due from related parties
- Related party B	$174,142	$178,909
- Related party D	704,973	815,342
- Related party G	1,387	1,389
Total	$880,502	$995,640

The amounts due from related parties are interest-free, unsecured, and have no fixed terms of repayment.

Due to related parties:	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Due to related parties
- Related party A	$153,967	$91,606
- Related party B	7,464	6,697
- Related party G	-	284
- Related party K	695,514	3,335
Total	$856,945	$101,922

The amounts due to related parties are interest-free, unsecured, and repayable on demand.

Deferred costs of revenue to related parties:	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Deferred costs of revenue to related parties
- Related party A	$2,500	$2,500
- Related party F	3,750	3,750
Total	$6,250	$6,250

Investments in a related party:	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Investments in a related party
- Related party B	$18,200,000	$-

	For the six months ended June 30,
Income from / expenses to related parties:	2026	2025
	(Unaudited)	(Unaudited)
Service revenue from related parties
- Related party A	$26,397	$1,026
- Related party B	26,373	31,899
- Related party G	283	428
- Related party I	388	-
Total	$53,441	$33,353

Cost of service revenue to related parties
- Related party A	$2,103	$4,770
- Related party F	-	3,750
Total	$2,103	$8,520

General and administrative expenses to related parties
- Related party A	$1,915	$4,488
- Related party D	46,246	42,200
- Related party I	7,530	6,887
- Related party K	6,896	6,924
Total	$62,587	$60,499

Other income from related parties:
- Related party B	$15,324	$23,638
- Related party D	5,363	5,385
Total	$20,687	$29,023

Interest income from a related party
- Related party B	$3,039	$2,804

Gain on disposal of a related party investment
- Related party B	$-	$39,800

Reversal of impairment of a related party investment:
- Related party B	$-	$150

Related party A is under the common control of Mr. Loke, Che Chan Gilbert, the Company’s Chief Financial Officer, and a major shareholder.

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

Related party G is under the common control of Mr. Lee, Chong Kuang, the Company’s Chief Executive Officer and a major shareholder.

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

Related party J represents a non-controlling interest in the Company’s subsidiary owning its real estate held for sale. The amount due to related party J was unsecured, bore no interest, was payable on demand, and was related to the initial acquisition of the real estate held for sale. Related party J became no longer our related party since our acquisition of all its 40% shareholdings in our subsidiary on April 15, 2024.

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

Service business

The changes in the performance results for the six months ended June 30, 2026, and 2025 by reportable segment / business unit are as follows:

	For the six months ended June 30,		Change
	2026	2025	$	%
Revenues from external customers	$505,914	$672,757	(166,843)	(25)%
Revenues from related parties	53,441	33,353	20,088	60%
Cost of revenues	(219,650)	(170,276)	(49,374)	29%
General and administrative expenses	(2,039,480)	(1,668,435)	(371,045)	22%
Loss from operations	$(1,699,775)	$(1,132,601)	(567,174)	50%

The changes in equity securities investments without readily determinable fair values (“Equity-Method Investments”), total assets, and capital expenditure for long-lived assets for the periods ended June 30, 2026, and 2025 by reportable segment / business unit are as follows:

	As of and for the six months ended June 30,		Change
	2026	2025	$	%
Equity-Method Investments	$18,200,000	$12,073	18,187,927	150,650%

Total assets	$21,563,443	$4,796,630	16,766,813	350%

Expenditures for additions to long-lived assets	$-	$-	-	-%

Digital business

The changes in the performance results for the six months ended June 30, 2026, and 2025 by reportable segment / business unit are as follows:

	For the six months ended June 30,		Change
	2026	2025	$	%
Revenues from external customers	$115,923	$44,177	71,746	162%
Revenues from related parties	-	-	-	-%
Cost of revenues	-	(1)	1	(100)%
General and administrative expenses	(92,815)	(220,643)	127,828	(58)%
Income (Loss) from operations	$23,108	$(176,467)	199,575	(113)%

The changes in Equity-Method Investments, total assets, and capital expenditure for long-lived assets for the periods ended June 30, 2026, and 2025 by reportable segment / business unit are as follows:

	As of and for the six months ended June 30,		Change
	2026	2025	$	%
Equity-Method Investments	$-	$-	-	-%

Total assets	$716,139	$761,745	(45,606)	(6)%

Expenditures for additions to long-lived assets	$-	$-	-	-%

Real estate business

The changes in the performance results for the six months ended June 30, 2026, and 2025 by reportable segment / business unit are as follows:

	For the six months ended June 30,		Change
	2026	2025	$	%
Revenues from external customers	$32,275	$29,560	2,715	9%
Revenues from related parties	-	-	-	-%
Cost of revenues	(7,269)	(7,169)	(100)	1%
General and administrative expenses	(7,645)	(3,917)	(3,728)	95%
Income from operations	$17,361	$18,474	(1,113)	(6)%

The changes in Equity-Method Investments, total assets, and capital expenditure for long-lived assets for the periods ended June 30, 2026, and 2025 by reportable segment / business unit are as follows:

	As of and for the six months ended June 30,		Change
	2026	2025	$	%
Equity-Method Investments	$-	$-	-	-%

Total assets	$901,997	$996,902	(94,905)	(10)%

Expenditures for additions to long-lived assets	$-	$-	-	-%

(b) By Geography

The Company principally operates in three regions, including Hong Kong, Malaysia and China.

The distribution of revenues and significant expenses for the six months ended June 30, 2026 by region is as follows:

	For the six months ended June 30, 2026
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$300,873	$273,161	$80,078	$654,112
Revenues from related parties	40,108	13,333	-	53,441
Cost of revenues	(106,711)	(73,937)	(46,271)	(226,919)
Advertising and marketing expenses	(38,334)	-	(3,850)	(42,184)
Audit, legal and other professional fees	(181,852)	(4,131)	(2,707)	(188,690)
Consulting fees	(1,915)	(42,019)	-	(43,934)
Depreciation and amortization	(43,902)	(17,752)	(31,873)	(93,527)
Directors’ salaries and compensation	(330,593)	-	-	(330,593)
Staff costs including salaries and allowances, pensions, and other benefits	(238,021)	(95,660)	(311,249)	(644,930)
IT and computer expenses	(7,263)	(6,166)	(1,010)	(14,439)
Other general and administrative expenses	(158,659)	(63,590)	(559,394)	(781,643)
Loss from operations	$(766,269)	$(16,761)	$(876,276)	$(1,659,306)

The distribution of Equity-Method Investments and total assets as of June 30, 2026, and expenditures for long-lived assets for the six months ended June 30, 2026, respectively, by region is as follows:

	As of and for the six months ended June 30, 2026
	Hong Kong	Malaysia	China	Total

Equity-Method Investments	$18,200,000	$-	$-	$18,200,000

Total assets	$20,498,273	$1,259,262	$1,424,044	$23,181,579

Expenditures for additions to long-lived assets	$-	$-	$-	$-

The distribution of revenues and significant expenses for the six months ended June 30, 2025 by region is as follows:

	For the six months ended June 30, 2025
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$473,423	$141,963	$131,108	$746,494
Revenues from related parties	11,960	21,393	-	33,353
Cost of revenues	(69,951)	(55,967)	(51,528)	(177,446)
Advertising and marketing expenses	(56,726)	-	(9,858)	(66,584)
Audit, legal and other professional fees	(178,494)	(4,540)	(9,054)	(192,088)
Consulting fees	(42,488)	(58,577)	-	(101,065)
Depreciation and amortization	(51,022)	(17,410)	(51,006)	(119,438)
Directors’ salaries and compensation	(333,815)	-	-	(333,815)
Staff costs including salaries and allowances, pensions, and other benefits	(438,859)	(141,314)	(184,275)	(764,448)
IT and computer expenses	(4,725)	(101,740)	(1,562)	(108,027)
Other general and administrative expenses	(127,247)	(60,715)	(19,568)	(207,530)
Loss from operations	$(817,944)	$(276,907)	$(195,743)	$(1,290,594)

The distribution of Equity-Method Investments and total assets as of June 30, 2025, and expenditures for long-lived assets for the six months ended June 30, 2025, respectively, by region is as follows:

	As of and for the six months ended June 30, 2025
	Hong Kong	Malaysia	China	Total

Equity-Method Investments	$12,073	$-	$-	$12,073

Total assets	$2,935,777	$1,413,919	$2,205,581	$6,555,277

Expenditures for additions to long-lived assets	$-	$-	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

On June 4, 2026, our wholly owned subsidiary, Forward Win International Limited (“FWIL”) which is principally engaged in trading and leasing of its owned properties in Hong Kong, entered into an agreement with two unrelated parties (collectively named “Buyers”) respectively for the sale of all its owned properties (the “Properties”) at total proceeds of HK$3,200,000, equivalent to approximately $408,000 (the “Transaction”).

On July 6, 2026, the Transaction was completed upon the transfer of ownership of the Properties to Buyers and receipt of the sales proceeds. Since the Transaction, FWIL has disposed of all the Properties.

On June 18, 2026, the board of directors and stockholders of the Company approved a 1-for-10 (1:10) reverse stock split of the Company’s Common Stock. The reverse stock split will become effective at the market open on August 6, 2026. As a result of the reverse stock split, every 10 shares of the Company’s issued and outstanding Common Stock will automatically combine into 1 share of Common Stock. No fractional shares will be issued as a result of the reverse stock split. Fractional shares that would otherwise have been issued as a result of the reverse stock split will be rounded up to the nearest whole share. Accordingly, stockholders who otherwise would have been entitled to receive a fractional share will receive one whole share of Common Stock in lieu of such fractional share, without payment of any cash or other consideration. The par value of $0.0001 and the total number of authorized shares of Common Stock remains unchanged.

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

Recent Developments – Reverse Stock Split

On August 6, 2026, at the open of trading, the Company will effect a 1-for-10 (1:10) reverse stock split of its issued and outstanding shares of Common Stock. As a result of the reverse stock split, every 10 shares of the Company’s issued and outstanding Common Stock will automatically combine into 1 share of Common Stock. For additional details regarding the reverse stock split, see Note 9 – Subsequent Events to our condensed consolidated financial statements included in Part I, Item 1 of this report.

Results of Operations

During the three and six months ended June 30, 2026, and 2025, we operated in three regions: Hong Kong, China and Malaysia. We derived revenues from the provision of business services, digital platform services and trading of digital assets, and leasing or trading of our commercial properties, respectively.

Comparison of the three months ended June 30, 2026, and 2025

Total revenues

Total revenue was $302,167 and $427,092 for the three months ended June 30, 2026, and 2025, respectively. The decreased amount of $124,925 was primarily due to a decrease in business services revenue. We expect revenue from our service business to recover slightly in the following months.

Service business revenue

Revenue from the provision of business services was $248,609 and $395,257 for the three months ended June 30, 2026, and 2025, respectively. It was derived principally from the provision of business consulting and advisory services, as well as company secretarial, accounting, and financial analysis services. We experienced a decrease in service business revenue as fewer listing and non-listing corporate advisory services were rendered during the three months ended June 30, 2026.

Digital revenue

Revenue from the digital platform and trading was $37,464 and $17,921 for the three months ended June 30, 2026, and 2025, respectively. It was derived from trading of other digital assets of $37,464 for the three months ended June 30, 2026. For the same period in 2025, it was derived from trading of other digital assets of $17,169 and the sale of our digital assets, GX Token, of $752. We experienced an increase in digital revenue as an increase in the trading volume during 2026.

Real Estate Business

Rental Revenue

Revenue from rentals was $16,094 and $13,914 for the three months ended June 30, 2026, and 2025, respectively. It was derived from the leasing properties in Malaysia and Hong Kong. We expect our rental income will decline upon the sale of its owned properties by our wholly owned subsidiary, Forward Win International Limited which is principally engaged in the trading and leasing its owned properties in Hong Kong in the early of July 2026.

Sale of Properties

There was no revenue generated from the sale of real estate properties for the three months ended June 30, 2026, and 2025, respectively.

Total operating costs and expenses

Total operating costs and expenses were $1,036,590 and $1,028,753 for the three months ended June 30, 2026, and 2025, respectively. They consist of cost-of-service revenue, cost of digital revenue, cost of rental revenue and general and administrative (“G&A”) expenses. The Company incurred $922,420 and $944,949 of G&A expenses for the three months ended June 30, 2026, and 2025, respectively.

Loss from operations for the three months ended June 30, 2026, and 2025 was $734,423 and $601,661, respectively. An increased loss from operations was mainly due to a decrease in service business revenue of 146,648 during the three months ended June 30, 2026.

Cost of Service Business Revenue

Cost of revenue from the provision of services was $110,875 and $80,423 for the three months ended June 30, 2026, and 2025, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees, directly attributable to costs related to the services rendered.

We experienced an increase in other professional fees directly attributable to the provision of services for the three months ended June 30, 2026.

Cost of Digital Revenue

Cost of revenue for the provision of digital platform services and trading of digital assets was $0 and $1 for the three months ended June 30, 2026, and 2025, respectively. It primarily consists of the minting cost for the sale of our digital assets, GX Token.

Cost of Rental Revenue

The cost of rental revenue was $3,295 and $3,380 for the three months ended June 30, 2026, and 2025, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants.

Cost of Real Estate Property Sold

During the three months ended June 30, 2026, and 2025, no real estate property was sold, and hence no cost was incurred.

General and Administrative Expenses

G&A expenses were $922,420 and $944,949 for the three months ended June 30, 2026, and 2025, respectively. For the three months ended June 30, 2026, our G&A expenses primarily consisted of staff costs of $316,347, directors’ salaries and compensation of $164,177, settlement of $100,000 to MFAI Inc., compensation of $89,613 to client’s investors as a result of the court’s final ruling in PRC, advertising and marketing expenses of $15,867, consulting fees of $17,938 , depreciation and amortization of $44,066 , IT and computer expenses of $8,557, legal service fees of $58,767, other professional fees of $35,185, and operating lease costs of $22,828. For the three months ended June 30, 2025, our G&A expenses primarily consisted of staff costs of $368,290, directors’ salaries and compensation of $166,595, advertising and marketing expenses of $31,239, consulting fees of $83,851, depreciation and amortization of $59,420, IT and computer expenses of $55,779, legal service fees of $49,121, other professional fees of $47,457 and operating lease costs of $27,866. The decreased G&A expense of $22,529 was mainly derived from the decrease in staff costs of $51,943, advertising and marketing expenses of $15,372, consulting fees of $65,913, depreciation and amortization of $15,354, IT and computer expenses of $47,222, and other professional fees of $12,272, offset by MFAI settlement of $100,000 and damage compensation of $89,613 during the same period in 2026. We expect our G&A expenses will slightly increase as we are developing our digital platform business through our Labuan subsidiary, Green-X Corp., and the digital banking businesses through another Labuan subsidiary, Global Business Hub Limited.

Other Income

Net other income was $25,040 and $27,533 for the three months ended June 30, 2026, and 2025, respectively. For the three months ended June 30, 2026, net other income mainly consisted of related party other income of $18,003 and interest income of $1,545. For the three months ended June 30, 2025, net other income mainly consisted of related party other income of $12,465, interest income of $1,793 and fair value gain on digital assets of $1,895.

Net Loss

Net loss was $709,383 and $574,128 for the three months ended June 30, 2026, and 2025, respectively. The increase in net loss was mainly due to a decrease in service business revenue during the same period in 2026.

Comparison of the six months ended June 30, 2026, and 2025

Total revenues

Total revenue was $707,553 and $779,847 for the six months ended June 30, 2026, and 2025, respectively. A decrease of $72,294 was primarily due to a decrease in service business revenue. We expect revenue from our service business to recover slightly as we are exploring new markets.

Service Business Revenue

Revenue from the provision of business services was $559,355 and $706,110 for the six months ended June 30, 2026, and 2025, respectively. It was derived principally from the provision of business consulting and advisory services, as well as company secretarial, accounting, and financial analysis services. We experienced a decrease in service business revenue as fewer listing and non-listing corporate advisory services were rendered during the six months ended June 30, 2026.

Digital Revenue

Revenue from the digital platform and trading was $115,923 and $44,177 for the six months ended June 30, 2026, and 2025, respectively. It was derived from trading of other digital assets of $115,923 for the six months ended June 30, 2026. For the same period in 2025, it was derived from trading of other digital assets of $43,425 and the sale of our digital assets, GX Token, of $752. We experienced an increase in digital revenue as an increase in the trading volume during 2026.

Real estate business

Rental Revenue

Revenue from rentals was $32,275 and $29,560 for the six months ended June 30, 2026, and 2025, respectively. It was derived from the leasing properties in Malaysia and Hong Kong. We expect our rental income will decline upon the sale of its owned properties by our wholly owned subsidiary, Forward Win International Limited which is principally engaged in the trading and leasing its owned properties in Hong Kong in the early of July 2026.

Sale of Properties

There was no revenue generated from the sale of real estate properties for the six months ended June 30, 2026, and 2025, respectively.

Total operating costs and expenses

Total operating costs and expenses were $2,366,859 and $2,070,441 for the six months ended June 30, 2026, and 2025, respectively. They consist of cost-of-service revenue, cost of digital revenue, cost of rental revenue and general and administrative (“G&A”) expenses. The Company incurred $2,139,940 and $1,892,995 of G&A expenses for the six months ended June 30, 2026, and 2025, respectively.

Loss from operations for the six months ended June 30, 2026, and 2025 was $1,659,306 and $1,290,594, respectively. An increase in loss from operations was mainly due to a decrease in service business revenue of $146,755 and an increase of G&A of $246,945 for the six months ended June 30, 2026.

Cost of Service Business Revenue

Cost of revenue from the provision of services was $219,650 and $170,276 for the six months ended June 30, 2026, and 2025, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees, directly attributable to costs related to the services rendered.

We experienced an increase in other professional fees directly attributable to the provision of services for the six months ended June 30, 2026.

Cost of Digital Revenue

Cost of revenue for the provision of digital platform services and trading of digital assets was $0 and $1 for the six months ended June 30, 2026, and 2025, respectively. It primarily consists of the minting cost for the sale of our digital assets, GX Token.

Cost of Rental Revenue

Cost of rental revenue was $7,269 and $7,169 for the six months ended June 30, 2026, and 2025, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants.

Cost of Real Estate Property Sold

During the six months ended June 30, 2026, and 2025, no real estate property was sold, and hence no cost was incurred.

General and Administrative Expenses

G&A expenses were $2,139,940 and $1,892,995 for the six months ended June 30, 2026, and 2025, respectively. For the six months ended June 30, 2026, our G&A expenses primarily consisted of staff costs of $644,930, directors’ salaries and compensation of $330,593, customer compensation of $444,453 due to dissatisfaction with our regional support in PRC, settlement of $100,000 to MFAI Inc., compensation of $89,613 to client’s investors as a result of the court’s final ruling in PRC, advertising and marketing expenses of $42,184, consulting fees of $43,934, depreciation and amortization of $93,527, IT and computer expenses of $14,439, legal service fees of $112,968, other professional fees of $75,722, provision of credit losses of $115 and operating lease costs of $50,324. For the six months ended June 30, 2025, our G&A expenses primarily consisted of staff costs of $764,448, directors’ salaries and compensation of $333,815, advertising and marketing expenses of $66,584, consulting fees of $101,065, depreciation and amortization of $119,438, IT and computer expenses of $108,027, legal service fees of $93,518, other professional fees of $98,570, provision for credit losses of $40,514 and operating lease costs of $56,520. The increased G&A expense of $246,945 was mainly derived from customer compensation of $444,453, MFAI settlement of $100,000 and damage compensation of $89,613, offset by the decrease of staff costs of $119,518, advertising and marketing expenses of $24,400, consulting fees of $57,131, depreciation and amortization of $25,911, IT and computer expenses of $93,588, other professional fees of $22,848 and provision of credit losses of $40,399 during the same period in 2026. We expect our G&A expenses will slightly increase as we are developing our digital platform business through our Labuan subsidiary, Green-X Corp., and the digital banking businesses through another Labuan subsidiary, Global Business Hub Limited.

Other Income

Net other income was $38,347 and $81,400 for the six months ended June 30, 2026, and 2025, respectively. For the six months ended June 30, 2026, net other income mainly consisted of related party other income of $20,687 and interest income of $3,086. For the six months ended June 30, 2025, net other income mainly consisted of related party other income of $29,023, interest income of $4,677 and gain on disposal of investment of $39,800.

Net Loss

Net loss was $1,620,959 and $1,209,704 for the six months ended June 30, 2026, and 2025, respectively. The increase in net loss was mainly due to a decrease in service business revenue and an increase in G&A expenses during the same period in 2026.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the six months ended June 30, 2026 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2026.

Contractual Obligations

As of June 30, 2026, one of our subsidiaries, has an operating lease agreement for one office space in Hong Kong with a non-cancellable term of one year from March 15, 2026, to March 14, 2027, and a cancellable term of one year from March 15, 2027, to March 14, 2028.

On June 30, 2026, the future minimum rental payments under this lease in the aggregate are approximately $54,421 and are due as follows: 2026: $38,635 and 2027: $15,786, respectively.

In June 2023, one of our subsidiaries in Malaysia purchased a motor vehicle, and the majority of the purchase of $18,957 was funded by Maybank Islamic under a finance lease agreement with a term of five years commencing from June 3, 2023, to June 2, 2028. As of June 30, 2026, the future minimum lease payments under this lease in the aggregate are approximately $9,667 and are due as follows: 2026: $2,523; 2027: $5,045, and 2028: $2,099.

Related Party Transactions

For the six months ended June 30, 2026, and 2025, related party service revenue totaled $53,441 and $33,353, respectively.

For the six months ended June 30, 2026, related party service revenue principally included service revenue generated from HongKong Blossom International Limited (“HK Blossom”) of $25,751 and Greenpro Trust Limited (“GTL”) of $11,544, in aggregate representing approximately 70% of the related party service revenue and 7% of the service revenue for the six months ended June 30, 2026. Our Chief Financial Officer, Loke, Che Chan Gilbert (“Mr. Loke”) is the sole director and shareholder of HK Blossom. Our wholly owned subsidiary, Greenpro Resources Limited (“GRL”) holds approximately 11% interest in GTL and Mr. Loke and our Chief Executive Officer, Lee, Chong Kuang (“Mr. Lee”) is a director and shareholder of GTL.

For the six months ended June 30, 2025, related party service revenue principally included service revenue generated from SEATech Ventures Corp. (“SEATech”) of $13,130, representing approximately 39% of the related party service revenue and 2% of the service revenue for the six months ended June 30, 2025.

For the six months ended June 30, 2026, and 2025, cost of service revenue to related parties was $2,103 and $8,520, respectively.

For the six months ended June 30, 2026, related party cost of service revenue represented cost of services paid to Falcon Consulting Limited (“FCL”) of $2,103. FCL is wholly owned by the spouse of our Chief Financial Officer, Mr. Loke.

For the six months ended June 30, 2025, related party cost of service revenue represented cost of services paid to Falcon Management Limited (“FML”) of $2,500, FCL of $2,270, and Loke Yu (“Jimmy”) of $3,750, respectively. FML is wholly owned by Mr. Loke and Jimmy is Mr. Loke’s brother.

For the six months ended June 30, 2026, and 2025, related party general and administrative (“G&A”) expenses totaled $62,587 and $60,499, respectively.

For the six months ended June 30, 2026, related party G&A expenses included consulting fees paid to Ms. Yap, Pei Ling (“Ms. Yap”), the spouse of our Chief Executive Officer, Mr. Lee, of $6,896 and Ms. Yap’s wholly owned company, Bright Interlink Sdn. Bhd. (“BISB”) of $7,530, and FML of $1,915, and management fees paid to Greenpro Global Capital Village Sdn. Bhd. (“GGCVSB”) of $46,246, a Malaysian company jointly owned by Mr. Lee and Mr. Loke.

For the six months ended June 30, 2025, related party G&A expenses included consulting fees paid to Ms. Yap of $6,924, BISB of $6,887 and FML of $4,488, and management fees paid to GGCVSB of $42,200.

For the six months ended June 30, 2026, and 2025, related party other income was $20,687 and $29,023, respectively.

For the six months ended June 30, 2026, related party other income represented other income generated from Acorn Finance Limited (“Acorn”) of $5,363 and Greenpro Trust Limited (“GTL”) of $15,324.

For the six months ended June 30, 2025, related party other income represented other income generated from Acorn of $5,385 and GTL of $23,638.

For the six months ended June 30, 2026, and 2025, related party interest income was $3,039 and $2,804, respectively.

For the six months ended June 30, 2026, related party interest income included interest income generated from GTL of $805 and GTL’s subsidiary, Greenpro Custodian Service Limited (“GCSL”), of $2,234.

For the six months ended June 30, 2025, related party interest income included interest income generated from GTL of $561 and GCSL of $2,243.

For the six months ended June 30, 2025, gain on disposal of related party investment generated from the sale of common stock of Jocom Holdings Corp. (“Jocom”) of $39,800.

For the six months ended June 30, 2025, a reversal of impairment of related party investment of $150 was related to the reversal of impairment of Jocom.

Net accounts receivable from related parties was $250 and $0 as of June 30, 2026, and December 31, 2025, respectively.

As of June 30, 2026, the net accounts receivable from related parties were due from Mr. Loke’s majority owned company, Falcon Certified Public Accountants Limited (“FCPA”) of $180, FCL of $22 and GTL of $48.

Amounts due from related parties were $880,502 and $995,640 as of June 30, 2026, and December 31, 2025, respectively. Amounts due to related parties were $856,945 and $101,922 as of June 30, 2026, and December 31, 2025, respectively.

As of June 30, 2026, amounts due from related parties mainly included amounts due from Greenpro Global Capital Village Sdn. Bhd. (“GGCVSB”) of $704,667, First Bullion Holdings Inc. (“FBHI”) of $90,000 and Greenpro Trust Limited (“GTL”) of $84,142, while the amounts due to related parties mainly included amounts due to Ms. Chen, Yanhong, a director of our PRC subsidiaries of $571,715, Mr. Lee of $98,157 and FCPA of $152,967.

As of December 31, 2025, amounts due from related parties mainly included amounts due from GGCVSB of $815,034, FBHI of $90,000 and GTL of $88,909, while the amounts due to related parties mainly included FCPA of $91,209.

Deferred costs of revenue to related parties were $6,250 as of June 30, 2026, and December 31, 2025, respectively.

As of June 30, 2026, and December 31, 2025, deferred costs of revenue to related parties were $3,750 and $2,500 associated with Mr. Loke’s brother, Jimmy and Falcon Management Limited (“FML”), respectively.

As of June 30, 2026, other investments in related parties were $18,200,000.

As of June 30, 2026, we held a 13.6% interest in Forekast Limited (“Forekast”) and a 0.99% interest in Greenophene Technologies Limited (“Greenophene”) with an investment value of $17,000,000 and $1,200,000, respectively. These investments were acquired during the six months ended June 30, 2026, through the issuance of our Common Stock. Following the transactions, Forekast and Greenophene became our affiliates.

Related parties primarily include our subsidiaries, affiliates, and other entities in which we have significant influence or control, as well as key management personnel and their affiliates. Transactions with related parties are disclosed in accordance with applicable accounting guidance. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional details regarding related party transactions.

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

Derivative financial instruments

Derivative financial instruments consist of financial instruments that contain a notional amount and one or more underlying variables, such as interest rate, security price, variable conversion rate or other variables, require no initial net investment and permit net settlement. The derivative financial instruments may be free-standing or embedded in other financial instruments. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company follows the provision of ASC 815, Derivatives and Hedging, for derivative financial instruments that are accounted for as liabilities. The derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. At each reporting date, the Company reviews its convertible securities to determine if their classification is appropriate.

Recent accounting pronouncements

Refer to Note 1 in the accompanying financial statements.

Liquidity and Capital Resources

The Company’s cash balance on June 30, 2026, was $634,440, as compared to $636,659 on December 31, 2025, a decrease of $2,219. The Company estimates it may have sufficient cash available to meet its anticipated working capital for the next twelve months upon improving its profitability and the continuing financial support from its major shareholders.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2026, the Company incurred a net loss of $1,620,959 and net cash used in operations of $1,266,864, and as of June 30, 2026, the Company incurred an accumulated deficit of $41,867,671. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $1,266,864 and $772,674 for the six months ended June 30, 2026, and 2025, respectively. The net cash used in operating activities in 2026 primarily consisted of a net loss of $1,620,959 and an increase in prepaids and other current assets of $22,365, offset by a decrease in digital assets of $48,106, an increase in accounts payable and accrued liabilities of $204,384 and an increase in deferred revenue of $84,235. For the six months ended June 30, 2026, non-cash adjustments totaled $95,826, which was comprised of non-cash expenses from depreciation and amortization of $93,527, provision for credit losses of $115 and fair value loss on digital assets of $2,184.

The net cash used in operating activities in 2025 primarily consisted of a net loss of $1,209,704, an increase in digital assets of $41,380, and a decrease in accounts payable and accrued liabilities of $141,784, offset by an increase in deferred revenue of $528,746. For the six months ended June 30, 2025, non-cash adjustments totaled $124,872, which was primarily comprised of non-cash expenses from depreciation and amortization of $119,438 and provision for credit losses of $40,514, offset by non-cash income from gain on disposal of investments of $39,800.

Investing activities

Net cash provided by investing activities was $265 and $39,950 for the six months ended June 30, 2026, and 2025, respectively.

Cash provided by investing activities in 2026 was proceeds from the disposal of equipment of $265.

Cash provided by investing activities in 2025 was proceeds from the disposal of investment of $39,950.

Financing activities

Net cash provided by financing activities was $1,267,937 and $477,236 for the six months ended June 30, 2026, and 2025, respectively.

Cash provided by financing activities in 2026 was proceeds from the sale of our Common Stock in private placements of $400,000 and advance payments from related parties of $870,161, offset by the principal repayment of finance lease liabilities of $2,224.

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

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the period ended June 30, 2026. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such an incident may have a material effect, including on our operations, business strategy, operating results, or financial condition.

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

Our cybersecurity coordinator is responsible for assessing and managing our material risks from cybersecurity threats, in close collaboration with our IT team, and reports to our CEO. This ensures that senior management is kept abreast of the cybersecurity posture and potential risks faced by our group.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three and six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On March 7, 2026, the Shijiazhuang Intermediate People’s Court of Hebei Province in the People’s Republic of China made a final ruling (Ruling No.: Criminal Final No. 93 of 2026, Ji 01 Intermediate People’s Court) subsequent to a judgment entered by the Shijiazhuang Qiaoxi District People’s Court of Hebei Province on November 5, 2025 (Judgment No.: Criminal First Instance No. 208 of 2025, Ji 0104 Qiaoxi District People’s Court) in the matter captioned involving the Company’s wholly owned subsidiary in PRC, Greenpro Management Consultancy Limited (“GMCSZ”) and GMCSZ’s client, Hebei Laifeng IoT Technology Company Limited (“HLIT”). The proceedings arose from the source of money paying for GMCSZ’s provision of services by HLIT’s illegal fundraising activities in PRC. Pursuant to the ruling, GMCSZ was required to pay aggregate compensation of approximately $89,613 to certain investors of HLIT. The Company recognized the full amount of the judgment as general and administrative expense during the three months ended June 30, 2026.

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

On June 15, 2026, the Company’s board of directors approved a Confidential Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”) via unanimous written consent.

On June 24, 2026, the Company entered into the Settlement Agreement with MFAI. The Settlement Agreement resolves all claims asserted in the Nevada state court action (Case No. A-21-840033-B) and the related JAMS arbitration (Ref. No. 5260000038), including claims previously disclosed by the Company relating to an alleged 2021 NFT-related contract.

Pursuant to the Settlement Agreement, and subject to the parties’ satisfaction of certain closing conditions, including delivery of executed dismissal documents, the Company agreed to pay MFAI $100,000 and surrender 2,000,000 restricted shares of MFAI’s Class B common stock for cancellation.

The 2,000,000 restricted shares of MFAI Class B common stock to be surrendered for cancellation represent the entirety of the Company’s equity interest in MFAI. As previously disclosed, the Company acquired these shares on July 1, 2020 as consideration for the sale to MFAI of the Company’s 4% ownership interest in a 12.3-kilogram carved natural blue sapphire (the “Millennium Sapphire”), in which MFAI holds a 100% interest. These shares represent approximately 5% of MFAI’s issued and outstanding shares and approximately 1% of MFAI’s total voting rights. Other than this investment, the matters resolved by the Settlement Agreement, and the Settlement Agreement itself, there is no material relationship between the Company and MFAI.

On July 16, 2026, the Company paid MFAI $100,000, and on July 31, 2026, the Company submitted the executed stock power to effectuate the surrender and cancellation of the 2,000,000 restricted shares of MFAI Class B common stock. Consequently, the Nevada state court action (Case No. A-21-840033-B) and the related JAMS arbitration (Ref. No. 5260000038) were dismissed with prejudice due to the settlement between the parties.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. For convenience, those risk factors are reproduced below in their entirety.

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

Our operating results are dependent on digital assets and the broader digital asset industry. Due to the highly volatile nature of the digital asset industry and the prices of digital assets, which have experienced and continue to experience significant volatility, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader digital asset industry. Our operating results will continue to fluctuate significantly because of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

●	our dependence on offerings that are, in turn, dependent on digital asset trading activity, including trading volume and the prevailing trading prices for digital assets, whose trading prices and volume can be highly volatile;
●	our ability to attract, maintain, and grow our user base and engage our users;
●	changes in the legislative or regulatory environment, or actions by U.S. or foreign governments or regulators, including fines, orders, or consent decrees;
●	regulatory changes or scrutiny that impact on our ability to offer certain products or services;
●	increased regulatory certainty, which could lead to greater competition from traditional financial services firms and other competitors with broader access to financial resources;
●	our ability to continue to diversify and grow our revenue;
●	pricing or temporary suspensions of our products and services;
●	investments we make in the development of products and services, as well as international expansion and sales and marketing;
●	adding digital assets to, or removing them from, our platform;
●	our ability to establish and maintain partnerships, collaborations, joint ventures, or strategic alliances with third parties;
●	market conditions of, and overall sentiment towards, the digital asset industry;
●	macroeconomic conditions, including interest rates, inflation, and instability in the global banking system;
●	adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceedings and enforcement-related costs;
●	the development and introduction of existing and new products and services by us or our competitors or the emergence of new competitors;
●	our ability to control costs, including operating expenses incurred to grow and expand our operations and remain competitive;
●	system failure, outages, or interruptions, including with respect to our digital asset platform and third-party digital asset networks, which have occurred in the past and will likely occur in the future;
●	our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyberattacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches, and losses;
●	breaches of security or privacy;
●	real or perceived improper or unauthorized use of, disclosure of, or access to confidential, proprietary, personal, or sensitive data; and
●	our ability to attract and retain talent.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The issuances described below were made in transactions not involving a public offering. In connection with the issuances, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D and/or Regulation S promulgated thereunder, as applicable to each issuance. The securities were issued as restricted securities and are subject to applicable limitations on transfer.

Issuance of 8,500,000 shares on March 31, 2026

On March 31, 2026, the Company acquired a 13.6% equity interest of Forekast Limited, a company formed under the laws of the British Virgin Islands (“Forekast”) in exchange by issuance of 8,500,000 shares of its Common Stock to the shareholders of Forekast Limited (the “Forekast Shareholders”), valued at $17,000,000 to the Forekast Shareholders.

Issuance of 800,000 shares on April 16, 2026

On April 16, 2026, the Company acquired 0.99% shareholdings of Greenophene Technologies Limited, a company incorporated in the British Virgin Islands (“Greenophene”) from Lim Chee Yin, a shareholder of Greenophene (the “Seller”) in exchange by issuance of 800,000 shares of the Company’s Common Stock to the Seller, valued at $1.50 per share or an aggregate value of $1,200,000.

Issuance of 201,850 shares from April 28 to June 30, 2026

From April 28 to June 30, 2026, the Company sold and issued in aggregate 201,850 shares of its Common Stock to its Chief Executive Officer, President and Director, Mr. Lee, Chong Kuang (“Mr. Lee”) in private placements at total cash proceeds of $400,000. The Company plans to use the proceeds for operating capital.

A list of the issuance of the Company’s Common Stock during the six months ended June 30, 2026, is set forth below:

Name of Shareholder	Shares of Common Stock Issued	Fair Value of Common Stock Issued
BHL Ltd.	3,250,000	$6,500,000
Moira Venture Limited	750,000	1,500,000
Renhari Limited	1,125,000	2,250,000
Joharne Limited	1,125,000	2,250,000
Crescent East Limited	1,125,000	2,250,000
Stratifi Global Limited	1,125,000	2,250,000
Lim Chee Yin	800,000	1,200,000
Lee Chong Kuang	201,850	400,000
Total	9,501,850	$18,600,000

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a) and 15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a) and 15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer and principal accounting officer
101. INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenpro Capital Corp.

Date: August 5, 2026	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

