Form 10-Q
period 2026-09-30
Greenpro Capital Corp.
filed 2026-11-12
CIK 1597846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 12, 2026, there were 1,816,186 shares, par value $0.0001 of the registrant’s common stock (“Common Stock”) issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026, AND DECEMBER 31, 2025

(In U.S. dollars, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents (including $63,717 and $64,239 of time deposits as of September 30, 2026, and December 31, 2025, respectively)	$11,568,011	$325,327
Accounts receivable, net of allowance for credit losses of $5,367 and $553 as of September 30, 2026, and December 31, 2025, respectively (including $108 of net accounts receivable from related parties as of September 30, 2026)	101,964	3,710
Prepaids and other current assets	2,050,694	434,867
Digital assets	217,885	282,161
Due from related parties	883,546	995,640
Current assets from discontinued operations	-	390,722
Total current assets	14,822,100	2,432,427

Non-current assets:
Property and equipment, net	36,297	52,299
Real estate investments:
Real estate held for sale	-	886,502
Real estate held for investment, net	368,684	378,157
Other investments (including a $17,000,000 investment in Forekast Limited and a $1,200,000 investment in Greenophene Technologies Limited as of September 30, 2026)	18,200,000	-
Operating lease right-of-use assets, net	34,712	19,890
Finance lease right-of-use asset, net	10,835	15,794
Non-current assets from discontinued operations	-	1,306,319
Total non-current assets	18,650,528	2,658,961

TOTAL ASSETS	$33,472,628	$5,091,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$643,958	$1,022,940
Due to related parties	247,429	10,714
Operating lease liabilities	34,712	19,890
Finance lease liabilities, current portion	4,651	4,442
Current liabilities from discontinued operations	-	435,725
Total current liabilities	930,750	1,493,711

Non-current liabilities:
Finance lease liabilities, non-current portion	3,279	6,833
Total non-current liabilities	3,279	6,833

Total liabilities	934,029	1,500,544

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 1,816,186 and 862,582 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively (1)	182	87
Additional paid-in capital	62,643,641	43,992,320
Accumulated other comprehensive loss	(99,387)	(192,226)
Accumulated deficit	(42,543,212)	(40,246,712)
Total Greenpro Capital Corp. stockholders’ equity	20,001,224	3,553,469
Noncontrolling interests in consolidated subsidiaries	12,537,375	37,375

Total stockholders’ equity	32,538,599	3,590,844

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,472,628	$5,091,388

(1)	Issued and outstanding shares of Common Stock have been adjusted for the periods prior to August 6, 2026, to reflect the 1-for-10 reverse stock split effected on that date on a retroactive basis as described in Note 1.

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026, AND 2025

(In U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

REVENUES:
Service revenue (including $17,195 and $11,229 of service revenue from related parties for the three months ended September 30, 2026, and 2025, respectively, and $45,480 and $44,582 of service revenue from related parties for the nine months ended September 30, 2026, and 2025, respectively)	$289,574	$104,388	$573,204	$356,699
Digital revenue	30,005	-	145,927	44,177
Rental revenue	5,322	15,805	37,597	45,365
Sale of real estate properties	408,424	-	408,424	-
Total revenues	733,325	120,193	1,165,152	446,241

COST OF REVENUES:
Cost of service revenue (including $2,103 and $2,140 of cost of revenue to related party for the nine months ended September 30, 2026, and 2025, respectively)	(50,698)	(40,599)	(130,693)	(116,349)
Cost of digital revenue	-	-	-	(1)
Cost of rental revenue	(3,203)	(4,032)	(10,472)	(11,201)
Cost of real estate properties sold	(893,606)	-	(893,606)	-
Total cost of revenues	(947,507)	(44,631)	(1,034,771)	(127,551)

GROSS (LOSS) PROFIT	(214,182)	75,562	130,381	318,690

OPERATING EXPENSES:
General and administrative expenses (including $29,701 and $37,711 of general and administrative expenses to related parties for the three months ended September 30, 2026, and 2025, respectively, and $92,288 and $98,210 of general and administrative expenses to related parties for the nine months ended September 30, 2026, and 2025, respectively)	(364,150)	(342,105)	(1,184,064)	(1,327,442)

LOSS FROM OPERATIONS	(578,332)	(266,543)	(1,053,683)	(1,008,752)

OTHER INCOME:
Other income (including $321 and $2,674 of other income from related parties for the three months ended September 30, 2026, and 2025, respectively, and $21,008 and $31,697 of other income from related parties for the nine months ended September 30, 2026, and 2025, respectively)	102,114	7,419	123,338	44,575
Interest income (including $1,517 and $1,408 of interest income from related party for the three months ended September 30, 2026, and 2025, respectively and $4,556 and $4,212 of interest income from related party for nine months ended September 30, 2026, and 2025, respectively)	1,996	2,365	5,038	6,760
(Loss) gain on disposal of investments (including a loss of $736,419 on related party investment for the three months ended September 30, 2026, and a loss of $736,419 and a gain of $39,800 on related party investments for the nine months ended September 30, 2026, and 2025, respectively)	(736,419)	-	(736,419)	39,800
Observable price changes of investments (including $749,992 of related party investment for the three months ended September 30, 2026, and $749,992 and $150 of related party investments for the nine months ended September 30, 2026, and 2025, respectively)	749,992	-	749,992	150
Forfeiture of a customer deposit	39,446	-	39,446	-
Fair value gain (loss) on digital assets	1,989	1,426	(195)	(3,444)
Interest expense	(149)	(214)	(511)	(680)
Total other income, net	158,969	10,996	180,689	87,161

LOSS BEFORE INCOME TAX	(419,363)	(255,547)	(872,994)	(921,591)
Income tax expense	-	-	-	(508)
Net loss from continuing operations	(419,363)	(255,547)	(872,994)	(922,099)

DISCONTINUED OPERATIONS:
Net loss from discontinued operations, net of tax	(197,869)	(257,679)	(1,365,197)	(800,831)
Loss on sale of discontinued operations	(58,309)	-	(58,309)	-
Discontinued operations	(256,178)	(257,679)	(1,423,506)	(800,831)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS OF GREENPRO CAPITAL CORP.	(675,541)	(513,226)	(2,296,500)	(1,722,930)
Other comprehensive income:
- Foreign currency translation income	56,778	27,609	92,839	98,952
COMPREHENSIVE LOSS	$(618,763)	$(485,617)	$(2,203,661)	$(1,623,978)

NET LOSS PER SHARE, BASIC AND DILUTED:
Continuing operations (1)	$(0.23)	$(0.31)	$(0.58)	$(1.17)
Discontinued operations (1)	(0.14)	(0.31)	(0.95)	(1.02)
NET LOSS PER SHARE (1)	$(0.37)	$(0.62)	$(1.53)	$(2.19)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED (1)	1,814,327	827,581	1,494,923	785,603

(1)	Weighted average shares outstanding and per share amounts have been adjusted for the periods shown to reflect the 1-for-10 reverse stock split effected on August 6, 2026, on a retroactive basis as described in Note 1.

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026, AND 2025

(In U.S. dollars, except share data)

(Unaudited)

	Three months ended September 30, 2026
	Common Stock (1)		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of June 30, 2026 (Unaudited)	1,812,767	$182	$62,592,225	$(156,165)	$(41,867,671)	$37,375	$20,605,946
Cancellation of shares resulting from reverse stock split	(9)	-	-	-	-	-	-
Shares issued for marketing expense	3,428	-	51,416	-	-	-	51,416
Capital contribution by a non-controlling interest	-	-	-	-	-	12,500,000	12,500,000
Foreign currency translation	-	-	-	56,778	-	-	56,778
Net loss	-	-	-	-	(675,541)	-	(675,541)
Balance as of September 30, 2026 (Unaudited)	1,816,186	$182	$62,643,641	$(99,387)	$(42,543,212)	$12,537,375	$32,538,599

	Nine months ended September 30, 2026
	Common Stock (1)		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2025	862,582	$87	$43,992,320	$(192,226)	$(40,246,712)	$37,375	$3,590,844
Fair value of shares issued for other investments	930,000	93	18,199,907	-	-	-	18,200,000
Common Stock sold in private placements	20,185	2	399,998	-	-	-	400,000
Cancellation of shares resulting from reverse stock split	(9)	-	-	-	-	-	-
Shares issued for marketing expense	3,428	-	51,416	-	-	-	51,416
Capital contribution by a non-controlling interest	-	-	-	-	-	12,500,000	12,500,000
Foreign currency translation	-	-	-	92,839	-	-	92,839
Net loss	-	-	-	-	(2,296,500)	-	(2,296,500)
Balance as of September 30, 2026 (Unaudited)	1,816,186	$182	$62,643,641	$(99,387)	$(42,543,212)	$12,537,375	$32,538,599

	Three months ended September 30, 2025
	Common Stock (1)		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of June 30, 2025 (Unaudited)	827,582	$83	$43,517,324	$(264,772)	$(38,474,083)	$37,375	$4,815,927
Foreign currency translation	-	-	-	27,609	-	-	27,609
Net loss	-	-	-	-	(513,226)	-	(513,226)
Balance as of September 30, 2025 (Unaudited)	827,582	$83	$43,517,324	$(237,163)	$(38,987,309)	$37,375	$4,330,310

	Nine months ended September 30, 2025
	Common Stock (1)		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance as of December 31, 2024	757,582	$76	$42,757,331	$(336,115)	$(37,264,379)	$37,375	$5,194,288
Common Stock sold in private placements	70,000	7	759,993	-	-	-	760,000
Foreign currency translation	-	-	-	98,952	-	-	98,952
Net loss	-	-	-	-	(1,722,930)	-	(1,722,930)
Balance as of September 30, 2025 (Unaudited)	827,582	$83	$43,517,324	$(237,163)	$(38,987,309)	$37,375	$4,330,310

(1)	Share activity (number of shares or both number and amount of shares) have been adjusted for the periods prior to August 6, 2026, to reflect the 1-for-10 reverse stock split effected on that date on a retroactive basis as described in Note 1.

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026, AND 2025

(In U.S. dollars)

(Unaudited)

	Nine months ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(2,296,500)	$(1,722,930)
Loss on sale of discontinued operations	58,309	-
Net loss from discontinued operations	1,365,197	800,831
Net loss from continuing operations	(872,994)	(922,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,611	26,004
Amortization of operating lease right-of-use assets	60,575	71,369
Amortization of finance lease right-of-use asset	4,960	4,610
Provision for credit losses	4,825	149
Fair value of shares issued for marketing expense	51,416	-
Fair value loss on digital assets	195	3,444
Loss on disposal of real estate held for sale	485,182	-
Loss (gain) on disposal of investments-related parties	736,419	(39,800)
Observable price changes of investments-related parties	(749,992)	(150)
Forfeiture of a customer deposit	(39,446)	-
Changes in operating assets and liabilities:
Accounts receivable	(96,614)	(230)
Prepaids and other current assets	(1,615,827)	14,725
Digital assets	64,276	(43,767)
Accounts payable and accrued liabilities	(378,982)	51,980
Operating lease liabilities	(60,575)	(71,369)
Net cash used in operating activities-continuing operations	(2,382,971)	(905,134)
Net cash used in operating activities-discontinued operations	(1,587,516)	(275,440)
Net cash used in operating activities	(3,970,487)	(1,180,574)

Cash flows from investing activities:
Proceeds from disposal of other investments	13,573	39,950
Proceeds from real estate held for sale	408,424	-
Disposal of subsidiaries, net of cash disposed of	292,030	-
Net cash provided by investing activities-continuing operations	714,027	39,950
Net cash provided by (used in) investing activities-discontinued operations	268	(1,299)
Net cash provided by investing activities	714,295	38,651

Cash flows from financing activities:
Proceeds from shares issued for cash	400,000	760,000
Principal payment of finance lease liabilities	(3,342)	(2,901)
Advances from (to) related parties	1,254,788	(69,990)
Capital contribution by a noncontrolling interest	12,500,000	-
Net cash provided by financing activities-continuing operations	14,151,446	687,109
Net cash (used in) provided by financing activities-discontinued operations	(91,209)	88,669
Net cash provided by financing activities	14,060,237	775,778

Effect of exchange rate changes in cash and cash equivalents	127,307	16,715
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,931,352	(349,430)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	636,659	1,124,818

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,568,011	$775,388

SUMMARY OF CASH AND CASH EQUIVALENTS:
Cash and cash equivalents of continuing operations, end of period	$11,568,011	$341,997
Cash and cash equivalents of discontinued operations, end of period	-	433,391
Cash and cash equivalents, end of period	$11,568,011	$775,388

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax-continuing operations	$-	$508
Cash paid for income tax-discontinued operations	-	5,958
Cash paid for income tax	$-	$6,466
Cash paid for interest-continuing operations	$511	$680

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$75,531	$95,727
Fair value of shares issued for other investments	$18,200,000	$-

See accompanying notes to the condensed consolidated financial statements.

GREENPRO CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026, AND 2025

(In U.S. dollars, except share and per share data)

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Greenpro Capital Corp. (the “Company” or “GRNQ”) was incorporated on July 19, 2013, in the state of Nevada. The Company provides a wide range of business consulting and corporate advisory services, including cross-border listing advisory services, tax planning, advisory and transaction services, record management services, and accounting outsourcing services, focusing on the markets in Asia and Southeast Asia, such as Hong Kong, Malaysia, Singapore and Thailand. As part of our business consulting and corporate advisory business segment, our subsidiary, Greenpro Venture Capital Limited (“GVCL”), provides a business incubator for start-up companies and focuses on investments in select start-up and high-growth potential companies. Currently, we are also developing the digital banking businesses via Global Business Hub Limited in Labuan, Malaysia (“GBHL”), a wholly owned subsidiary of GVCL. Following the issuance of shares to Greenpro Trust Limited described below, the Company owns 95% of GVCL.

In addition to our service business segment providing business consulting and corporate advisory services to clients, the Company operates two other business segments, a digital business segment providing a digital platform and trading of digital assets via our another Labuan subsidiary, Green-X Corp. (“Green-X”), and a real estate business segment focusing on trading or leasing real estate properties via other wholly owned subsidiaries, Forward Win International Limited in Hong Kong (“FWIL”) and Greenpro Resources Sdn. Bhd. in Malaysia (“GRSB”), respectively.

On September 18, 2026, the Company entered into a share sale agreement (the “Agreement”) with Ms. Chen Yanhong (the “Buyer”), pursuant to which the Company agreed to sell or cause its subsidiaries to sell and transfer all of the issued and outstanding equity interests in Greenpro Resources (HK) Limited, a Hong Kong company (“GRHK”), Falcon Corporate Services Limited, a Hong Kong company (“FCS”), Greenpro Financial Consulting Limited, a Belize company (“GFC”), Greenpro Management Consultancy Limited, a Shenzhen, China company (“GMCSZ”), Shenzhen Falcon Financial Consulting Limited, a Shenzhen, China company (“SZFFC”), and Greenpro Financial Consulting (Shenzhen) Limited, a Shenzhen, China company (“GFCSZ” and, together with GRHK, FCS, GFC, GMCSZ and SZFFC, the “F&A Entities”). The Buyer is a director of GMCSZ, SZFFC, GFCSZ and FCS and a shareholder currently holding 14 shares of the Company’s common stock. The F&A Entities principally provide corporate advisory and company-secretarial services in Hong Kong and China. On September 28, 2026, the Company completed the sale of the F&A Entities to the Buyer pursuant to the terms of the Agreement for aggregate cash consideration of HK$3,500,000, approximately $446,486 based on the exchange rate as of August 31, 2026 (the “Transaction”). The Company expects to use the proceeds from the Transaction for general corporate purposes, which may include the provision of additional working capital, funding internal operational improvement initiatives and business development.

On August 25, 2026, the Company’s Anguilla subsidiary, Greenpro Venture Capital Limited (“GVCL”), entered into a subscription and shareholder’s protection agreement (the “Subscription Agreement”) with Greenpro Trust Limited (“GTL”), acting on behalf of its beneficiaries, pursuant to which GTL agreed to invest $12,500,000 in GVCL in exchange for 500 or more ordinary shares representing 5% of GVCL’s outstanding equity interests on a fully diluted basis (the “GVCL Subscription”). On August 25, 2026, GVCL received the $12,500,000 subscription amount from GTL and transferred $12,500,000 to its wholly owned subsidiary, Global Business Hub Limited (“GBHL”), which holds a digital-banking license in Labuan, Malaysia, in connection with a proposed subscription for additional GBHL shares. On September 7, 2026, GVCL had allotted 500 shares to GTL pursuant to the requirements of the Subscription Agreement. On September 17, 2026, a formal approval from the Labuan Financial Services Authority (“LFSA”) and the applicable corporate actions, including the allotment of the additional GBHL shares and an increase in GBHL’s paid-up capital had been completed. The Company intends to use additional capital to develop GBHL’s digital-banking business.

The Subscription Agreement provides valuation-adjustment and anti-dilution rights, information and audit rights, restrictions on the use of proceeds and specified corporate actions, and a right for GTL to appoint a director to each of GVCL and GBHL whose approval is required for all board matters if appointed. Default remedies include repayment, compulsory repurchase at the greater of fair market value or the subscription amount, and a preferred return determined by GTL.

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2026, and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ended December 31, 2026. The condensed consolidated balance sheet information as of December 31, 2025, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2026. These financial statements should be read in conjunction with that report.

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

Change of presentation

On September 18, 2026, the Company entered into a share sale agreement (the “Agreement”) with Ms. Chen Yanhong (the “Buyer”) to sell the F&A Entities, and on September 28, 2026, the Company completed the sale. Effective from the third quarter of 2026, the F&A Entities have been presented as discontinued operations in the Company’s condensed consolidated financial statements and comparative interim period amounts have been updated to reflect this presentation.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2026, the Company incurred a net loss of $2,296,500 and net cash used in operating activities of $3,970,487, and as of September 30, 2026, the Company incurred an accumulated deficit of $42,543,212. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Certain effects of reverse stock split

On July 13, 2026, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effect a reverse split of the Company’s Common Stock at a ratio of one-for-ten (1-for-10) (the “Reverse Stock Split”), effective as of August 6, 2026. On that date, every ten (10) issued and outstanding shares of the Company’s Common Stock were automatically converted into one outstanding share of Common Stock. Based on 18,127,663 (pre-split) shares of Common Stock issued and outstanding as of June 30, 2026, and subject to rounding up of fractional shares and any issuances, cancellations or other changes in shares outstanding after such date, the Reverse Stock Split reduced the number of issued and outstanding shares of Common Stock to 1,812,758 (post-split) shares including cancellation of 9 shares resulting from the Reverse Stock Split. In addition, by reducing the number of outstanding shares, the Company’s loss per share in all prior periods increased by a factor of 10. The Reverse Stock Split affected all shares of Common Stock outstanding immediately prior to the effective time of the Reverse Stock Split.

No fractional shares are issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares because they hold a number of pre-reverse stock split shares of the Company’s Common Stock not evenly divisible by 10, in lieu of a fractional share, are entitled the number of shares rounded up to the nearest whole share. The Company will issue one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share resulting from the Reverse Stock Split.

The Reverse Stock Split affected all holders of Common Stock uniformly and did not materially affect stockholders’ relative ownership interests, except for adjustments resulting from the treatment of fractional shares. The par value of the Company’s Common Stock remained unchanged at $0.0001 per share and the number of authorized shares of Common Stock remained the same after the Reverse Stock Split.

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

Accounts receivable from continuing operations as of September 30, 2026, and December 31, 2025, are net of allowances for credit losses of $5,367 and $553, respectively. The allowance attributable to discontinued operations at December 31, 2025 was $1,542, resulting in a total allowance of $2,095 at that date. The following tables provide roll-forwards of the allowances for continuing operations and discontinued operations, respectively:

Continuing operations

	As of September 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Balance at beginning of period/year	$553	$183
Charges of operating expenses	4,825	326
Adjustments for credit losses	(11)	44
Balance at end of period/year	$5,367	$553

Discontinued operations

	As of September 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Balance at beginning of period/year	$1,542	$2,700
Charges (credits) of operating expenses	1,641	(1,151)
Write-off of accounts receivable	(2,374)	-
Adjustments for credit losses	(16)	(7)
Derecognition upon disposal of subsidiaries	(793)	-
Balance at end of period/year	$-	$1,542

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

On September 30, 2026, and December 31, 2025, cash was to facilitate payment of expenses in local currencies or to facilitate third-party online payment platforms for which the Company had not set up a corporate account, such as WeChat Pay or Alipay. The Company has established internal controls and risk management policies for safeguarding company assets including cash custodied by employees, ensuring that proper separation of duties, independent custody and transparent record-keeping are in place to prevent fraud or misuse.

	As of September 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Cash and cash equivalents
Denominated in United States Dollar	$10,927,157	$69,711
Denominated in Hong Kong Dollar	598,838	236,955
Denominated in Chinese Renminbi	1,199	20
Denominated in Malaysian Ringgit	40,397	18,215
Denominated in Singapore Dollar	420	426
Cash and cash equivalents - continuing operations	$11,568,011	$325,327
Cash and cash equivalents - discontinued operations	-	311,332
Total	$11,568,011	$636,659

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

During times of instability in the crypto assets market, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets held for operations are considered as current assets but less liquid than our cash and cash equivalents and may not provide liquidity to the same extent as cash and cash equivalents (see Note 4).

Crypto assets within the scope of ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets, are measured at fair value at each reporting date, with changes in fair value recognized in net income (loss). Crypto assets outside the scope of ASC 350-60 are accounted for under the applicable accounting guidance based on their specific terms and characteristics.

Effective January 1, 2025, the Company adopted Accounting Standards Update (ASU) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This update requires the Company to subsequently remeasure crypto assets within the scope of ASC 350-60 at fair value in the consolidated balance sheets and record gains and losses from remeasurement in net income (loss) in the consolidated statements of operations.

The Company measures crypto assets within the scope of ASC 350-60 at fair value on a recurring basis under ASC 820, Fair Value Measurement. The fair value hierarchy classification reflects the valuation inputs used for each asset; unadjusted quoted prices in an active market for identical assets is Level 1 inputs.

For the three months ended September 30, 2026, and 2025, the Company recognized a fair value gain on digital assets of $1,989 and $1,426, respectively, while for the nine months ended September 30, 2026, and 2025, the Company recognized a fair value loss on digital assets of $195 and $3,444, respectively (see Note 4).

As of September 30, 2026, and December 31, 2025, the crypto assets held for operation under digital assets were $217,885 and $282,161, respectively (see Note 4).

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measures investments in equity securities without a readily determinable fair value using an alternative measurement that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses.

On September 30, 2026, the Company had a total of twenty (20) investments in equity securities without readily determinable fair values, all were related party investments with an aggregate value of $18,200,000, in which, eighteen (18) investments in equity securities without readily determinable fair values were fully impaired and with $nil value (see Note 5).

On December 31, 2025, the Company had a total of twenty (20) investments in equity securities without readily determinable fair values, all were related party investments and fully impaired with $nil value (see Note 5).

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

See Note 7 for more information regarding leases.

Earnings per share (EPS)

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks, for example, convertible securities, options and warrants as if they had been converted at the beginning of the period presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect would increase earnings per share or decrease loss per share, are excluded from the calculation of diluted EPS. For the three and nine months ended September 30, 2026, and 2025, there were no dilutive shares.

The following table presents a reconciliation of the Company’s basic and diluted net loss per share for the three and nine months ended September 30, 2026, and 2025:

NET LOSS:
Net loss from continuing operations	$(419,363)	$	$(255,547)	$(872,994)	$(922,099)
Net loss from discontinued operations	(256,178)		(257,679)	(1,423,506)	(800,831)
Net loss attributable to Greenpro Capital Corp.	$(675,541)	$	$(513,226)	$(2,296,500)	$(1,722,930)

Weighted average number of Common Stock outstanding, basic and diluted (1)	1,814,327		827,581	1,494,923	785,603

NET LOSS PER SHARE, BASIC AND DILUTED:
Continuing operations (1)	$(0.23)	$	$(0.31)	$(0.58)	$(1.17)
Discontinued operations (1)	(0.14)		(0.31)	(0.95)	(1.02)
Net loss per share (1)	$(0.37)	$	$(0.62)	$(1.53)	$(2.19)

(1)	Weighted average shares outstanding and per share amounts have been adjusted for the periods shown to reflect the 1-for-10 reverse stock split effected on August 6, 2026, on a retroactive basis as described in Note 1.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2026	2025
Period-end MYR : US$1 exchange rate	4.08	4.21
Period-average MYR : US$1 exchange rate	4.01	4.32
Period-end RMB : US$1 exchange rate	6.71	7.12
Period-average RMB : US$1 exchange rate	6.81	7.21
Period-end HK$ : US$1 exchange rate	7.85	7.78
Period-average HK$ : US$1 exchange rate	7.84	7.80

Fair value of financial instruments

The Company follows the guidance of the ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the input used in measuring fair value as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than the quoted prices in active markets, which are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company believes the carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, prepaids and other current assets, digital assets, accounts payable and accrued liabilities, and due from or due to related parties, approximate their fair values because of the short-term nature of these financial instruments.

Concentrations of risks

For the three months ended September 30, 2026, three (3) customers accounted for 76% (45%, 20% and 11%, respectively) of the Company’s revenues, while for the three months ended September 30, 2025, no customer accounted for 10% or more of revenues. For the nine months ended September 30, 2026, two (2) customers accounted for 41% (28% and 13%, respectively) of the Company’s revenues, while for the nine months ended September 30, 2025, no customer accounted for 10% or more of revenues.

One (1) customer accounted for 93% and 33% of the Company’s net accounts receivable as of September 30, 2026, and December 31, 2025, respectively.

For the three and nine months ended September 30, 2026, and 2025, no vendor accounted for 10% or more of the Company’s cost of revenues.

Four (4) vendors accounted for 53% (21%, 11%, 11% and 10%, respectively) and one (1) vendor accounted for 35% of the Company’s accounts payable as of September 30, 2026, and December 31, 2025, respectively.

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

Risks and uncertainties

Substantially all the Company’s services are conducted in Hong Kong, Malaysia and Thailand. The Company’s operations are subject to various political and economic risks, including the risks of restrictions on the transfer of funds, export duties, quotas and embargoes, changing taxation policies, and political conditions and governmental regulations, and the adverse impact of the coronavirus outbreak.

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

Revenue from trading of real estate properties

The Company follows the guidance of ASC 606, Revenue from Contracts with Customers, which applies to sale of real estate property to a customer. Revenue is recognized when the control of the real estate transfers to the buyer. Generally, the Company derecognizes its real estate inventory and recognizes revenue and cost of sales.

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

During the three and nine months ended September 30, 2026, the Company recognized sales revenue of $408,424 and a gross loss of $485,182 for the sale of six real estate units to two unrelated buyers.

During the three and nine months ended September 30, 2025, no real estate property was sold.

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

The following table provides information about disaggregated revenue based on revenue by service line and revenue by geographic area:

Continuing operations

	Three Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue by service line:
Corporate advisory - non-listing services	$289,574	$104,388
Provision of a digital platform and trading of digital assets	30,005	-
Rental of real estate properties	5,322	15,805
Sale of real estate properties	408,424	-
Total revenue	$733,325	$120,193

	Three Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$618,865	$71,952
Malaysia	114,460	48,241
Total revenue	$733,325	$120,193

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue by service line:
Corporate advisory - non-listing services	$573,204	$356,699
Provision of a digital platform and trading of digital assets	145,927	44,177
Rental of real estate properties	37,597	45,365
Sale of real estate properties	408,424	-
Total revenue	$1,165,152	$446,241

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$764,198	$234,644
Malaysia	400,954	211,597
Total revenue	$1,165,152	$446,241

Discontinued operations

	Three Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue by service line:
Corporate advisory - non-listing services	$87,713	$168,013
Corporate advisory - listing services	-	105,022
Total revenue	$87,713	$273,035

	Three Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$53,077	$168,184
China	34,634	104,851
Total revenue	$87,713	$273,035

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue by service line:
Corporate advisory - non-listing services	$274,903	$493,341
Corporate advisory - listing services	88,535	233,493
Total revenue	$363,438	$726,834

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue by geographic area:
Hong Kong	$248,725	$490,875
China	114,713	235,959
Total revenue	$363,438	$726,834

Deferred costs of revenue

For a service contract where the performance obligation has not been completed, deferred costs of revenue are recorded for any costs incurred in advance before completion of the performance obligation.

Deferred revenue

For a service contract where the performance obligation has not been completed, the deferred revenue is recorded for any payments received in advance before completion of the performance obligation.

As of September 30, 2026, and December 31, 2025, deferred costs of revenue and deferred revenue are classified as current assets and current liabilities, respectively:

Discontinued operations

	As of September 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Current assets
Deferred costs of revenue	$-	$58,099

Current liabilities
Deferred revenue	$-	$201,535

Changes in deferred costs of revenue during the nine months ended September 30, 2026, are as follows:

Nine Months Ended September 30, 2026
(Unaudited)
Deferred costs of revenue, January 1, 2026	$58,099
New contract assets	74,068
Performance obligations satisfied	(64,155)
Derecognition upon disposal of subsidiaries	(68,012)
Deferred costs of revenue, September 30, 2026	$-

Changes in deferred revenue during the nine months ended September 30, 2026, are as follows:

Nine Months Ended September 30, 2026
(Unaudited)
Deferred revenue, January 1, 2026	$201,535
New contract liabilities	172,770
Performance obligations satisfied	(88,535)
Derecognition upon disposal of subsidiaries	(285,770)
Deferred revenue, September 30, 2026	$-

NOTE 3 – DISCONTINUED OPERATIONS

On September 18, 2026, the Company entered into a share sale agreement (the “Agreement”) with Ms. Chen Yanhong (the “Buyer”) to sell or cause its subsidiaries to sell and transfer all of the issued and outstanding equity interests in Greenpro Resources (HK) Limited, a Hong Kong company (“GRHK”), Falcon Corporate Services Limited, a Hong Kong Company (“FCS”), Greenpro Financial Consulting Limited, a Belize company (“GFC”), Greenpro Management Consultancy Limited, a Shenzhen, China company (“GMCSZ”), Shenzhen Falcon Financial Consulting Limited, a Shenzhen, China company (“SZFFC”) and Greenpro Financial Consulting (Shenzhen) Limited, a Shenzhen, China Company (“GFCSZ” and, together with GRHK, FCS, GFC, GMCSZ and SZFFC, the “F&A Entities”).

The Buyer is a director of GMCSZ, SZFFC, GFCSZ and FCS and a shareholder currently holding 14 shares of the Company’s Common Stock. On September 28, 2026, the Company completed the sale of the F&A Entities to the Buyer pursuant to the terms of the Agreement for aggregate cash consideration of HK$3,500,000, approximately $446,486 based on the exchange rate as of August 31, 2026 (the “Transaction”).

At closing, all outstanding intercompany balances, loans, advances, receivables, payables and other obligations between the F&A Entities and the remaining Company group were waived, released and eliminated at consolidated level.

Sales of the F&A Entities meet the criteria for discontinued operations under ASC 205-20. Upon mutual agreement between the Company and the Buyer, the Company included the performance of the F&A Entities for the period ended August 31, 2026, and the financial position of the F&A Entities as of August 31, 2026 (the “Account Cutoff”), to the Company’s condensed consolidated financial statements for the period ended September 30, 2026. Accordingly, the operating results of the F&A Entities during the Account Cutoff, together with the Company’s loss on sales, have been presented as discontinued operations in the unaudited condensed consolidated financial statements of operations for the period ended September 30, 2026. The Company believes no significant transactions of the F&A Entities occurred subsequent the Account Cutoff and as of September 30, 2026 (the “Post Account Cutoff”). The Company does not expect the exclusion of any transaction of the F&A Entities during the Post Account Cutoff will have a significant effect on the Company’s condensed consolidated financial statements for the period ended September 30, 2026. Unless otherwise noted, the Company’s financial results included the performance of discontinued operations as of the Account Cutoff.

The Company expects to use the proceeds from the Transaction for general corporate purposes, which may include the provision of additional working capital, funding internal operational improvement initiatives and business development.

Upon disposal of the F&A Entities on September 28, 2026, the major classes of assets and liabilities of the discontinued operations as of August 31, 2026 (the “Account Cutoff”) are as follows:

Carrying values of assets (liabilities) disposed:

August 31, 2026 (Account Cutoff)

Cash and cash equivalents	$154,456
Accounts receivable, net	3,385
Prepaids and other current assets	41,243
Deferred costs of revenue	68,012
Property and equipment, net	1,319,188
Intangible assets, net	264
Accounts payable and accrued liabilities	(98,419)
Due to related parties	(749,075)
Deferred revenue	(285,770)
Carrying values of net assets disposed:	453,284
Cash proceeds	(446,486)
6,798
Release of accumulated other comprehensive loss associated with subsidiaries disposed	51,511
Loss on sale of discontinued operations	$58,309

The following table represents the carrying values of assets and liabilities of the discontinued operations as of December 31, 2025:

Carrying values of assets (liabilities) disposed:

December 31, 2025

Current assets:
Cash and cash equivalents	$311,332
Accounts receivables, net	5,095
Prepayments and other receivables	16,196
Deferred costs of revenue	58,099
Total current assets	390,722

Non-current assets:
Property and equipment, net	1,305,882
Intangible assets, net	437
Total non-current assets	1,306,319

Total assets of discontinued operations	$1,697,041

Current liabilities:
Accounts payable and accrued liabilities	$142,982
Due to related parties	91,208
Deferred revenue	201,535
Total current liabilities	435,725

Total liabilities of discontinued operations	$435,725

The following table represents the major components of the discontinued operations in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2026, and 2025:

	For the nine months ended September 30,
	2026	2025

Service revenue	$363,438	$726,834

Cost of service revenue	(155,718)	(179,062)

Gross profit	207,720	547,772

General and administrative expenses	(1,589,578)	(1,350,163)

Loss from operations	(1,381,858)	(802,391)

Other income	16,617	8,063
Interest income	44	325
Total other income	16,661	8,388

Loss before income tax	(1,365,197)	(794,003)

Income tax expense	-	(6,828)

Net loss from discontinued operations	$(1,365,197)	$(800,831)

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

As of September 30, 2026, the details of digital assets we held are as follows:

Ticker Symbol	Digital Assets	Number of Tokens (1)	Value per Token (1)	Total Value (2)
2UT	Brighsun 2UT	8,451.810	$2.336	$19,747
BCH	Bitcoin Cash	0.022	306.130	7
BTC	Bitcoin	0.033	83,576.000	2,743
ETH	Ethereum	0.824	2,684.710	2,211
USDT	Tether	193,134.501	1.000	193,038
XRP	Ripple	93.363	1.490	139
				$217,885

(1)	Number of tokens and value per token were displayed up to 3 decimal places, respectively.
(2)	Total value was rounded to the nearest dollar.

As of December 31, 2025, the details of digital assets we held are as follows:

Ticker Symbol	Digital Assets	Number of Tokens (1)	Value per Token (1)	Total Value (2)
2UT	Brighsun 2UT	8,451.810	$2.336	$19,747
BCH	Bitcoin Cash	0.022	599.190	13
BTC	Bitcoin	0.033	87,520.000	2,873
ETH	Ethereum	0.824	2,966.770	2,444
USDT	Tether	257,246.961	0.999	256,912
XRP	Ripple	93.364	1.840	172
				$282,161

(1)	Number of tokens and value per token were displayed up to 3 decimal places, respectively.
(2)	Total value was rounded to the nearest dollar.

The following table sets forth a summary of the changes in the estimated fair value of our digital assets during the period ended September 30, 2026, and the year ended December 31, 2025, respectively:

	As of September 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Fair value at beginning of period / year	$282,161	$192,398
(Disposals) /additions during the period / year	(64,081)	94,581
Change in fair value during the period / year	(195)	(4,818)
Fair value at end of period / year	$217,885	$282,161

The estimated fair value of our digital assets was $217,885 and $282,161 as of September 30, 2026, and December 31, 2025, respectively.

For the three and nine months ended September 30, 2026, we recognized a fair value gain on digital assets of $1,989 and a fair value loss on digital assets of $195, respectively.

For the three and nine months ended September 30, 2025, we recognized a fair value gain on digital assets of $1,426 and a fair value loss on digital assets of $3,444, respectively.

During 2024, we issued 4,000,000 tokens of our digital assets, GX Token, in exchange for 5,000,000 tokens of Dignity Token, an asset-backed crypto security token (“DiGau”). Despite the token exchange, DiGau was not recognized in our consolidated balance sheets as of September 30, 2026, and December 31, 2025, as the transaction did not meet the criteria for asset recognition.

As of the date of this report, we have not yet determined the value of DiGau and are still evaluating the fair value due to a lack of observable market transactions and price information. As a result, the transaction was not disclosed in our condensed consolidated financial statements for the period ended September 30, 2026.

We do not expect that the exclusion of the transaction will have a significant effect on our consolidated financial statements as of September 30, 2026, and December 31, 2025, respectively.

NOTE 5 - OTHER INVESTMENTS

	As of September 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Investments in equity securities without readily determinable fair values of affiliates:

(a) Forekast Limited	$17,000,000	$-
(b) Greenophene Technologies Limited	1,200,000	-
(c) Ata Plus Sdn. Bhd.	-	-
(d) Millennium Fine Art Inc.	-	-
Total	$18,200,000	$-

Investments in equity securities without readily determinable fair values of affiliates (related parties):

Equity securities without readily determinable fair values are investments in privately held companies without readily determinable market values. The Company adopted the guidance of ASC 321, Investments - Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of same issuer (the “Measurement Alternative”). The fair value of equity securities without readily determinable fair values that have been remeasured due to impairment are classified within Level 3. Management assesses each of these investments on an individual basis. Additionally, on an annual basis, management is required to make a qualitative assessment of whether the investment is impaired.

The Company believes all its invested equity securities are without readily determinable values even though certain of the equity securities are listed in the over the counter (OTC) market, as their securities are not actively traded on a securities exchange registered with the U.S. Securities and Exchange Commission (SEC) or in the OTC market.

The Company presents equity securities measured using the Measurement Alternative as other investments in its consolidated balance sheets. The carrying amounts are adjusted for impairment and for observable price changes in orderly transactions involving identical or similar securities of the same issuer. The Company assesses impairment indicators and observable transactions for each reporting period and applies ASC 820, Fair Value Measurement, when remeasurement is required.

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

On March 31, 2026, all conditions for closing were satisfied, and the Company consummated the transactions contemplated by the Share Exchange Agreement. At closing, the Company acquired 1,360 ordinary shares of Forekast from the Forekast Shareholders, representing 13.6% of Forekast’s outstanding equity interests on a fully diluted basis as of the Closing Date. In consideration therefor, the Company issued to the Forekast Shareholders an aggregate of 850,000 shares of its common stock, par value $0.0001 (the “Common Stock”), valued at $17,000,000 to the Forekast Shareholders, such shares constituting the “Exchange Shares”. The transaction constituted a minority investment in Forekast and did not result in the Company obtaining control of Forekast.

As of September 30, 2026, the Company recorded the investment in Forekast at $17,000,000.

Set forth below are the details of the share exchange in connection with the minority investment in Forekast described above, as extracted from Annex A to the Share Exchange Agreement:

Forekast Shareholders	Forekast shares received by the Company	The Company’s Common Stock received by Forekast Shareholders
BHL Ltd.	520	325,000
Moira Venture Limited	120	75,000
Renhari Limited	180	112,500
Joharne Limited	180	112,500
Crescent East Limited	180	112,500
Stratifi Global Limited	180	112,500
Total shares	1,360	850,000

(b)	Greenophene Technologies Limited:

On November 18, 2025, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Lim Chee Yin, an individual (the “Seller”). Pursuant to the Acquisition Agreement, subject to the satisfaction or waiver of the conditions set forth therein, upon consummation of the transaction contemplated in the Acquisition Agreement (the “Closing”), the Company acquired a 0.99% equity interest in Greenophene Technologies Limited, a company incorporated in the British Virgin Islands (“Greenophene”), equivalent to 10 shares of Greenophene (the “Acquisition”).

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

Pursuant to the terms and conditions of the Acquisition Agreement, at the effective time of the Acquisition (the “Effective Time”), the Company was required to issue to the Seller 80,000 shares of its Common Stock, valued at $15 per share, for the aggregate closing consideration of $1,200,000 (the “Consideration”).

On April 16, 2026 (the “Closing Date”), all conditions to closing were satisfied, and the Company consummated the transactions contemplated by the Acquisition Agreement. At the Closing, the Company acquired 10 ordinary shares of Greenophene from the Seller, representing a minority interest of 0.99% of Greenophene’s outstanding equity interests as of the Closing Date. For the Consideration, the Company issued to the Seller 80,000 shares of its Common Stock, $15 per share, for an aggregate value of $1,200,000.

As of September 30, 2026, the Company recorded the investment in Greenophene at $1,200,000.

(c)	Ata Plus Sdn. Bhd.:

On July 8, 2020, our subsidiary, Greenpro Venture Capital Limited (“GVCL”), entered into an acquisition agreement with all eight shareholders of Ata Plus Sdn. Bhd., a company incorporated in Malaysia and a Recognized Market Operator (RMO) by the Securities Commission of Malaysia (“APSB”). Pursuant to the agreement, GVCL agreed to acquire 39,838 shares or 15% of the issued and outstanding shares of APSB for a purchase price of $749,992. The purchase price was paid by the Company issuing to the shareholders approximately 45,731 shares of the Company’s restricted Common Stock, which was based on the average closing price of the Company’s Common Stock for the five trading days preceding the date of the agreement, $16.4 per share, on November 18, 2020.

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

As of December 31, 2025, and 2024, our investment in APSB remained the same with a nil value.

On July 23, 2026, GVCL sold back all 39,838 shares of APSB common stock to APSB’s former shareholders for $13,573. As a result, GVCL recognized a net gain of disposal of $13,573, representing a loss on disposal of investment of $736,419, offset by observable price change of investment of $749,992 for the nine months ended September 30, 2026.

(d)	Millennium Fine Art Inc.:

On June 29, 2020, the Company entered into a purchase and sale agreement with its Wyoming-incorporated subsidiary, Millennium Fine Art Inc. (“MFAI”). Pursuant to the agreement, the Company agreed to sell its 4% ownership interest in a 12.3-kilogram carved natural blue sapphire (the “Millennium Sapphire”) to MFAI and MFAI agreed to acquire the 4% ownership of the Millennium Sapphire from the Company. As consideration thereto, on July 1, 2020, MFAI issued 2,000,000 restricted shares of its Class B common stock to the Company valued at $5,000,000 ($5 per share), in which 1,000,000 shares were retained by the Company and the other 1,000,000 shares were reserved as a dividend to the shareholders of the Company. The Company expected to distribute these 1,000,000 shares to its shareholders later. A gain on disposal of $1,000,000 was recorded at the Company level but was eliminated upon consolidation.

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

The other 1,000,000 shares had been reserved as a dividend to the Company’s shareholders but were not distributed. Those shares were included in the 2,000,000 MFAI shares surrendered pursuant to the Settlement Agreement described below.

For the year ended December 31, 2023, the Company recognized an impairment of $4,000,000 for the investment in MFAI due to continuing losses incurred by MFAI and uncertainty of the existence of the Millennium Sapphire. As a result, our investment in MFAI was recorded with a nil value as of December 31, 2023.

As of December 31, 2025, and 2024, our investment in MFAI remained at nil value.

On June 24, 2026, the Company entered into a Confidential Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”) with MFAI. The Settlement Agreement resolves all claims asserted in the Nevada state court action (Case No. A-21-840033-B) and the related JAMS arbitration (Ref. No. 5260000038), including claims previously disclosed by the Company relating to an alleged 2021 NFT-related contract.

Pursuant to the Settlement Agreement, and subject to the parties’ satisfaction of certain closing conditions, including delivery of executed dismissal documents, the Company would pay MFAI $100,000 and surrender 2,000,000 restricted shares of MFAI’s Class B common stock for cancellation.

The 2,000,000 restricted shares of MFAI Class B common stock to be surrendered for cancellation represent the entirety of the Company’s equity interest in MFAI. As previously disclosed, the Company acquired these shares on July 1, 2020, as consideration for the sale to MFAI of the Company’s 4% ownership interest in the Millennium Sapphire, in which MFAI holds a 100% interest. These shares represent approximately 5% of MFAI’s issued and outstanding shares and approximately 1% of MFAI’s total voting rights. Other than this investment, the matters resolved by the Settlement Agreement, and the Settlement Agreement itself, there is no material relationship between the Company and MFAI.

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

During the nine months ended September 30, 2026, and the year ended December 31, 2025, the changes in carrying values of the Investments are as follows:

	As of September 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Original cost
Balance, beginning of period / year	$8,330,989	$8,331,139
Additions during the period	18,200,000	-
Surrender of impaired investment during the period	(4,000,000)	-
Disposal of impaired investments during the period / year	(749,992)	(150)
Balance, end of period / year	21,780,997	8,330,989

Accumulated impairment
Balance, beginning of period / year	(8,330,989)	(8,319,066)
Impairment during the year	-	(12,073)
Surrender of impaired investment during the period	4,000,000	-
Disposal of impaired investments during the period / year	749,992	150
Balance, end of period / year	(3,580,997)	(8,330,989)

Net carrying values of equity securities without readily determinable fair values	$18,200,000	$-

The Company had equity securities investments measured using the Measurement Alternative without readily determinable fair values (“Equity Investments”) with a carrying value of $18,200,000 and $0 as of September 30, 2026, and December 31, 2025, respectively.

For the three and nine months ended September 30, 2026, the Company surrendered one (1) impaired investment of $4,000,000 and recognized an observable price change of $749,992 for one (1) of Equity Investments.

During the year ended December 31, 2025, the Company recognized an impairment of $12,073 for two (2) Equity Investments and recorded an observable price change of $150 for one (1) Equity Investments.

As of September 30, 2026, and December 31, 2025, the accumulated impairment loss of Equity Investments was $3,580,997 and $8,330,989, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

Reverse stock split on August 6, 2026

On July 13, 2026, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effect a reverse split of the Company’s Common Stock at a ratio of one-for-ten (1-for-10) (the “Reverse Stock Split”), effective as of August 6, 2026. On that date, every ten (10) issued and outstanding shares of the Company’s Common Stock were automatically converted into one outstanding share of Common Stock. Based on 18,127,663 (pre-split) shares of Common Stock issued and outstanding as of June 30, 2026, and subject to rounding up of fractional shares and any issuances, cancellations or other changes in shares outstanding after such date, the Reverse Stock Split reduced the number of issued and outstanding shares of Common Stock to 1,812,758 (post-split) shares including cancellation of 9 shares resulting from the Reverse Stock Split. In addition, by reducing the number of outstanding shares, the Company’s loss per share in all prior periods increased by a factor of 10. The Reverse Stock Split affected all shares of Common Stock outstanding immediately prior to the effective time of the Reverse Stock Split.

No fractional shares are issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares because they hold a number of pre-reverse stock split shares of the Company’s Common Stock not evenly divisible by 10, in lieu of a fractional share, are entitled the number of shares rounded up to the nearest whole share. The Company will issue one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share resulting from the Reverse Stock Split.

The Reverse Stock Split affected all holders of Common Stock uniformly and did not materially affect stockholders’ relative ownership interests, except for adjustments resulting from the treatment of fractional shares. The par value of the Company’s Common Stock remained unchanged at $0.0001 per share and the number of authorized shares of Common Stock remained the same after the Reverse Stock Split.

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

Issuance of 850,000 shares on March 31, 2026

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

On March 31, 2026, all conditions for closing were satisfied, and the Company consummated the transactions contemplated by the Share Exchange Agreement. At closing, the Company acquired 1,360 ordinary shares of Forekast from the Forekast Shareholders, representing 13.6% of Forekast’s outstanding equity interests on a fully diluted basis as of the Closing Date. In consideration therefor, the Company issued to the Forekast Shareholders an aggregate of 850,000 shares of its Common Stock, valued at $17,000,000 to the Forekast Shareholders, such shares constituting the “Exchange Shares”. The transaction constituted a minority investment in Forekast and did not result in the Company obtaining control of Forekast.

Issuance of 80,000 shares on April 16, 2026

On November 18, 2025, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Lim Chee Yin, an individual (the “Seller”). Pursuant to the Acquisition Agreement, subject to the satisfaction or waiver of the conditions set forth therein, upon consummation of the transaction contemplated in the Acquisition Agreement (the “Closing”), the Company acquired a 0.99% equity interest in Greenophene Technologies Limited, a company incorporated in the British Virgin Islands (“Greenophene”), equivalent to 10 shares of Greenophene (the “Acquisition”).

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

Pursuant to the terms and conditions of the Acquisition Agreement, at the effective time of the Acquisition (the “Effective Time”), the Company was required to issue to the Seller 80,000 shares of its Common Stock, valued at $15 per share, for the aggregate closing consideration of $1,200,000 (the “Consideration”).

On April 16, 2026 (the “Closing Date”), all conditions to closing were satisfied, and the Company consummated the transactions contemplated by the Acquisition Agreement. At the Closing, the Company acquired 10 ordinary shares of Greenophene from the Seller, representing a minority interest of 0.99% of Greenophene’s outstanding equity interests as of the Closing Date. For the Consideration, the Company issued to the Seller 80,000 shares of its Common Stock, $15 per share, for an aggregate value of $1,200,000.

Issuance of 10,731 shares on April 28, 2026

On April 28, 2026, the Company entered into a subscription agreement with its Chief Executive Officer, President and Director, Mr. Lee, Chong Kuang (“Mr. Lee”), providing for the private placement of 10,731 shares of its Common Stock at a per share purchase price of $23.297 (the “Offering”) for aggregate gross proceeds of $250,000. The Offering closed on April 28, 2026, and the Company plans to use the proceeds of the Offering for operating capital.

Issuance of 2,895 shares on May 29, 2026

On May 29, 2026, the Company entered into a subscription agreement with Mr. Lee, providing for the private placement of 2,895 shares of its Common Stock at a per share purchase price of $17.272 (the “Offering”) for aggregate gross proceeds of $50,000. The Offering closed on May 29, 2026, and the Company plans to use the proceeds of the Offering for operating capital.

Issuance of 6,559 shares on June 30, 2026

On June 30, 2026, the Company entered into a subscription agreement with Mr. Lee, providing for the private placement of 6,559 shares of its Common Stock at a per share purchase price of $15.246 (the “Offering”) for aggregate gross proceeds of $100,000. The Offering closed on June 30, 2026, and the Company plans to use the proceeds of the Offering for operating capital.

Issuance of 3,428 shares on August 20, 2026

On August 20, 2026, the Company issued 3,428 shares of its Common Stock valued at $51,416 (approximately $15 per share) to Dennis Eugene Burns for settling his marketing services provided to the Company.

A list of the issuance of the Company’s Common Stock during the nine months ended September 30, 2026, is set forth below:

Name of Shareholder	Shares of Common Stock Issued	Fair Value of Common Stock Issued
BHL Ltd.	325,000	$6,500,000
Moira Venture Limited	75,000	1,500,000
Renhari Limited	112,500	2,250,000
Joharne Limited	112,500	2,250,000
Crescent East Limited	112,500	2,250,000
Stratifi Global Limited	112,500	2,250,000
Lim Chee Yin	80,000	1,200,000
Lee Chong Kuang	20,185	400,000
Dennis Eugene Burns	3,428	51,416
Total	953,613	$18,651,416

For the period ended September 30, 2026, the Company issued 953,613 shares of its Common Stock, including 930,000 shares issued for other investments valued $18,200,000, 20,185 shares issued to its CEO, Mr. Lee in private placements for total proceeds of $400,000 and 3,428 shares issued to Dennis Eugene Burns for settling his marketing services fee of $51,416.

During 2025, the Company in aggregate issued 105,000 shares of its Common Stock to individual investors in private placements, for total proceeds of $1,235,000. The proceeds aim to fund the expansion of the Company’s operations.

NOTE 7 - LEASES

As of September 30, 2026, the Company has an operating lease agreement for one office space in Hong Kong, with a non-cancellable term of one year commencing from March 15, 2026, to March 14, 2027, after a cancellable term of one year expired on March 14, 2026, and has a finance lease for a motor vehicle in Malaysia, with a term of five years, respectively. Other than these leases, the Company does not have any other leases over the term of one year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to operating leases and finance leases for the periods ended September 30, 2026, and 2025 are as follows:

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Lease costs
Operating lease costs:
Rental expenses (1)	$62,077	$73,236
Other rental expenses (2)	10,615	11,632
	72,692	84,868
Finance lease costs:
Interest expenses	$511	$680
	511	680
Total lease costs	$73,203	$85,548

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Rental payment - operating leases	$62,077	$73,236
Interest repayment - finance leases	511	680
Principal repayment - finance leases	3,342	2,901
Total cash paid	$65,930	$76,817
Non-cash activity:
Balance payment of ROU asset by finance lease liabilities	$7,930	$11,895
Weighted average remaining lease term (in years):
Operating leases	0.45	0.45
Finance leases	1.67	2.67
Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	6.9%	6.9%

(1)	Rental expenses include amortization of $60,575 and $71,369 and interest expenses of $1,502 and $1,867 during the nine months ended September 30, 2026, and 2025, respectively.

(2)	Other rental expenses represent those rental expenses for leases with a lease term within one year, and government rent and rates related to the leases.

The supplemental balance-sheet information related to leases as of September 30, 2026 and December 31, 2025, is as follows:

	As of September 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Assets
Long-term operating lease ROU assets, net (1)	$34,712	$19,890
Long-term finance lease ROU asset, net (2)	10,835	15,794
Total ROU assets	$45,547	$35,684

Liabilities
Current portion of operating lease liabilities	$34,712	$19,890
Current portion of finance lease liabilities	4,651	4,442
Total current lease liabilities	39,363	24,332

Long-term finance lease liabilities	3,279	6,833
Total long-term lease liabilities	3,279	6,833
Total lease liabilities	$42,642	$31,165

(1)	Operating lease ROU assets are measured at cost of $522,961 and $447,497, less accumulated amortization of $488,249 and $427,607 as of September 30, 2026, and December 31, 2025, respectively.

(2)	Finance lease ROU assets are measured at cost of $28,898 less accumulated amortization of $18,063 and $13,104 as of September 30, 2026, and December 31, 2025, respectively.

Maturities of the Company’s lease liabilities as of September 30, 2026, are as follows:

	Operating leases	Finance leases
Year ending December 31,
2026 (remaining 3 months)	$19,306	$1,263
2027	15,777	5,050
2028	-	2,101
Total future minimum lease payments	35,083	8,414
Less: Imputed interest / present value discount	(371)	(484)
Present value of lease liabilities	$34,712	$7,930

Lease obligations
Current lease obligations	$34,712	$4,651
Long-term lease obligations	-	3,279
Total lease obligations	$34,712	$7,930

For the three months ended September 30, 2026, total lease costs were $22,517, including operating lease costs of $22,368 and finance lease costs of $149. For the three months ended September 30, 2025, total lease costs were $28,562, including operating lease costs of $28,348 and finance lease costs of $214.

For the nine months ended September 30, 2026, total lease costs were $73,203, including operating lease costs of $72,692 and finance lease costs of $511. For the nine months ended September 30, 2025, total lease costs were $85,548, including operating lease costs of $84,868 and finance lease costs of $680.

NOTE 8 - RELATED PARTY TRANSACTIONS

Continuing operations

Accounts receivable from a related party:	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Accounts receivable, net – related party
- Related party A	$108	$-

Due from related parties:	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Due from related parties
- Related party B	$90,000	$178,909
- Related party D	706,549	815,342
- Related party G	1,388	1,389
- Related party J	85,609	-
Total	$883,546	$995,640

The amounts due from related parties are interest-free, unsecured, and have no fixed terms of repayment.

Due to related parties:	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Due to related parties
- Related party A	$700	$398
- Related party B	10,770	6,697
- Related party G	-	284
- Related party K	235,959	3,335
Total	$247,429	$10,714

The amounts due to related parties are interest-free, unsecured, and repayable on demand.

Investments in a related party:	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Investments in a related party
- Related party B	$18,200,000	$-

	For the nine months ended September 30,
Income from or expenses to related parties:	2026	2025
	(Unaudited)	(Unaudited)

Service revenue from related parties
- Related party A	$1,468	$1,617
- Related party B	42,758	42,325
- Related party G	283	640
- Related party I	971	-
Total	$45,480	$44,582

Cost of service revenue for a related party
- Related party A	$2,103	$2,140

General and administrative expenses to related parties
- Related party A	$1,915	$13,455
- Related party D	68,815	63,947
- Related party I	11,220	10,428
- Related party K	10,338	10,380
Total	$92,288	$98,210

Other income from related parties
- Related party B	$15,325	$23,624
- Related party D	5,683	8,073
Total	$21,008	$31,697

Interest income from a related party
- Related party B	$4,556	$4,212

(Loss) gain on disposal of a related party investment
- Related party B	$(736,419)	39,800

Observable price changes of a related party investment
- Related party B	$749,992	$150

Discontinued operations

Due to related parties:	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Due to related parties
- Related party A	$-	$91,208

The amounts due to related parties are interest-free, unsecured, and repayable on demand.

Deferred costs of revenue to related parties:	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Deferred costs of revenue to related parties
- Related party A	$-	$2,500
- Related party F	-	3,750
Total	$-	$6,250

	For the nine months ended September 30,
Income from or expenses to related parties:	2026	2025
	(Unaudited)	(Unaudited)

Service revenue from a related party
- Related party A	$25,144	$1,410

Cost of service revenue for related parties
- Related party A	$-	$5,000
- Related party F	-	7,500
Total	$-	$12,500

Related party A comprises entities controlled by Mr. Loke Che Chan Gilbert, the Company’s Chief Financial Officer and a major shareholder, or members of his family. These entities include Falcon Certified Public Accountants Limited, which is majority owned by Mr. Loke, Falcon Management Limited, which is wholly owned by Mr. Loke, and Falcon Consulting Limited, which is wholly owned by his spouse. HongKong Blossom International Limited is also wholly owned by Mr. Loke.

Related party B represents companies in which the Company owns a respective percentage ranging from 1% to 18% interest in those companies.

Related party C is controlled by a director of some wholly owned subsidiaries of the Company.

Related party D includes Greenpro Global Capital Village Sdn. Bhd., a Malaysian company jointly owned by Mr. Lee and Mr. Loke, and other companies that we have determined we can significantly influence based on our common business relationships.

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

Related party J is Greenpro Trust Limited (“GTL”), which was allotted 500 shares representing a 5% equity interest in the Company’s subsidiary, Greenpro Venture Capital Limited (“GVCL”), on September 7, 2026, following payment of the subscription amount on August 25, 2026. Through its wholly owned subsidiary, Greenpro Resources Limited (“GRL”), the Company holds approximately 11% of GTL. The amount due from GTL is unsecured, interest-free and has no fixed repayment terms.

Related party K represents shareholders and directors of the Company, including amounts due to Mr. Lee and Mr. Loke. The amount due from related party K represents the amounts paid by the Company to third parties on behalf of our shareholders or directors. On the other hand, due to related party K represents the amounts paid by the shareholders or directors to third parties on behalf of the Company. The amounts due from or due to related party K are interest-free and are due on demand.

Immediately before the September 28, 2026 disposition, the F&A Entities owed $578,954 (RMB3,882,000) to Chen Yanhong, then a director of four of those entities, and $170,121 to Falcon Certified Public Accountants Limited, a company majority owned by Mr. Loke. These liabilities ceased to be included in the Company’s consolidated liabilities upon the disposition. Their removal from consolidation did not represent repayment by the remaining Company group.

At September 30, 2026, the Company owed $210,319 to its Chief Executive Officer, President and director, Lee Chong Kuang. On October 9, 2026, the Company repaid $200,282, reducing the balance to $10,037 as of October 20, 2026.

The Company’s Chief Executive Officer, Lee Chong Kuang, and Chief Financial Officer, Loke Che Chan Gilbert, are directors and shareholders of GTL. Yap Pei Ling, Mr. Lee’s spouse, and Chuchottaworn Srirat, a director of the Company, also own interests in GTL. These individuals have no financial interest in the investment beyond their respective directorships and shareholdings in GTL.

NOTE 9 - SEGMENT INFORMATION

ASC 280, “Segment Reporting” requires disclosure of significant segment expenses and other segment items on an interim and annual basis and requires all annual disclosures about a reportable segment’s profit or loss and assets to be made on an interim basis.

The Company’s reportable segments are consistent with its internal organization structure and are regularly reviewed by the Company’s President and Chief Executive Officer (chief operating decision maker or “CODM”) to allocate resources and assess performance for the entire Company. The CODM does not evaluate performance or allocate resources based on other income or expenses, and therefore such information is not allocated across its reportable segments. Other income or expenses which are not allocated to reportable segments are presented in the consolidated statements of operations and comprehensive income or loss. As geographic information is not a key component of how the CODM reviews performance and allocates resources, and the CODM primarily focuses on revenues and operating results on continuing operations to evaluate its reportable segment, such information including performance by geography and assets distribution between business segments are not disclosed on a quarterly basis.

Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. The Company separately reports its service, digital and real estate businesses as described below.

The Company operates three reportable business segments:

●	Service business – provision of corporate advisory and business solution services

●	Digital business – provision of digital platform and trading of digital assets

●	Real estate business – trading or leasing of commercial real estate properties in Hong Kong and Malaysia

On September 18, 2026, the Company entered into a share sale agreement (the “Agreement”) with Ms. Chen Yanhong (the “Buyer”) to sell or cause its subsidiaries to sell and transfer all of the issued and outstanding equity interests in Greenpro Resources (HK) Limited, a Hong Kong company (“GRHK”), Falcon Corporate Services Limited, a Hong Kong Company (“FCS”), Greenpro Financial Consulting Limited, a Belize company (“GFC”), Greenpro Management Consultancy Limited, a Shenzhen, China company (“GMCSZ”), Shenzhen Falcon Financial Consulting Limited, a Shenzhen, China company (“SZFFC”) and Greenpro Financial Consulting (Shenzhen) Limited, a Shenzhen, China Company (“GFCSZ” and, together with GRHK, FCS, GFC, GMCSZ and SZFFC, the “F&A Entities”). On September 28, 2026, the Company completed the sale and effective from the third quarter of 2026, the F&A Entities have been presented as discontinued operations in the Company’s condensed consolidated financial statements and comparative interim period amounts have been updated to reflect this presentation. Since the disposal, the Company currently only operates in Hong Kong and Malaysia.

The Company had no inter-segment sales for the periods presented. Pursuant to ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”, the summarized financial information concerning the Company’s reportable segments is shown as below:

Continuing operations

The table below presents the performance results for each continuing reportable business segment during the quarter ended September 30, 2026:

	For the three months ended September 30, 2026
	Service	Digital	Real estate	Total
Revenues from external customers	$272,379	$30,005	$413,746	$716,130
Revenues from related parties	17,195	-	-	17,195
Cost of revenues	(50,698)	-	(896,809)	(947,507)
General and administrative expenses	(308,488)	(55,458)	(204)	(364,150)
Loss from operations	$(69,612)	$(25,453)	$(483,267)	$(578,332)

The table below presents the performance results for each continuing reportable business segment during the quarter ended September 30, 2025:

	For the three months ended September 30, 2025
	Service	Digital	Real estate	Total
Revenues from external customers	$93,159	$-	$15,805	$108,964
Revenues from related parties	11,229	-	-	11,229
Cost of revenues	(40,599)	-	(4,032)	(44,631)
General and administrative expenses	(276,480)	(60,765)	(4,860)	(342,105)
(Loss) income from operations	$(212,691)	$(60,765)	$6,913	$(266,543)

Continuing operations

(a) By Categories

Currently, the Company has three reportable segments that are based on the following business units: service business, digital business and real estate business, respectively.

Service business

The changes in the performance results for the nine months ended September 30, 2026, and 2025 by reportable segment / business unit are as follows:

	For the nine months ended September 30,		Change
	2026	2025	$	%
Revenues from external customers	$527,724	$312,117	215,607	69%
Revenues from related parties	45,480	44,582	898	2%
Cost of revenues	(130,693)	(116,349)	(14,344)	12%
General and administrative expenses	(1,027,942)	(1,037,257)	9,315	(1)%
Loss from operations	$(585,431)	$(796,907)	211,476	(27)%

The changes in equity securities investments without readily determinable fair values (“Equity Investments”), total assets, and capital expenditure for long-lived assets for the periods ended September 30, 2026, and 2025 by reportable segment / business unit are as follows:

	As of and for the nine months ended September 30,		Change
	2026	2025	$	%
Equity Investments	$18,200,000	$12,073	18,187,927	150,650%

Total assets	$32,409,999	$1,387,978	31,022,021	2,235%

Total expenditures for additions to long-lived assets	$-	$-	-	-%

Digital business

The changes in the performance results for the nine months ended September 30, 2026, and 2025 by reportable segment / business unit are as follows:

	For the nine months ended September 30,		Change
	2026	2025	$	%
Revenues from external customers	$145,927	$44,177	101,750	230%
Revenues from related parties	-	-	-	-%
Cost of revenues	-	(1)	1	(100)%
General and administrative expenses	(148,273)	(281,408)	133,135	(47)%
Loss from operations	$(2,346)	$(237,232)	234,886	(99)%

The changes in Equity Investments, total assets, and capital expenditure for long-lived assets for the periods ended September 30, 2026, and 2025 by reportable segment / business unit are as follows:

	As of and for the nine months ended September 30,		Change
	2026	2025	$	%
Equity Investments	$-	$-	-	-%

Total assets	$693,916	$735,431	(41,515)	(6)%

Expenditures for additions to long lived assets	$-	$-	-	-%

Real estate business

The changes in the performance results for the nine months ended September 30, 2026, and 2025 by reportable segment / business unit are as follows:

	For the nine months ended September 30,		Change
	2026	2025	$	%
Revenues from external customers	$446,021	$45,365	400,656	883%
Revenues from related parties	-	-	-	-%
Cost of revenues	(904,078)	(11,201)	(892,877)	7,971%
General and administrative expenses	(7,849)	(8,777)	928	(11)%
(Loss) income from operations	$(465,906)	$25,387	(491,293)	(1,935)%

The changes in Equity Investments, total assets, and capital expenditure for long-lived assets for the periods ended September 30, 2026, and 2025 by reportable segment / business unit are as follows:

	As of and for the nine months ended September 30,		Change
	2026	2025	$	%
Equity Investments	$-	$-	-	-%

Total assets	$368,713	$1,363,483	(994,770)	(73)%

Expenditures for additions to long-lived assets	$-	$-	-	-%

Continuing operations

(b) By Geography

The Company currently operates in two regions, including Hong Kong and Malaysia.

The distribution of revenues and significant expenses for the nine months ended September 30, 2026, by region is as follows:

	For the nine months ended September 30, 2026
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$741,328	$378,344	$-	$1,119,672
Revenues from related parties	22,870	22,610	-	45,480
Cost of revenues	(916,656)	(118,115)	-	(1,034,771)
Advertising and marketing expenses	(25,099)	-	-	(25,099)
Audit, legal and other professional fees	(249,106)	(6,509)	-	(255,615)
Consulting fees	(1,915)	(59,721)	-	(61,636)
Depreciation and amortization	(62,608)	(26,538)	-	(89,146)
Directors’ salaries and compensation	(493,668)	-	-	(493,668)
Staff costs including salaries and allowances, pensions, and other benefits	(328,967)	(136,577)	-	(465,544)
IT and computer expenses	(8,478)	(16,827)	-	(25,305)
Other general and administrative expenses	329,048	(97,099)	-	231,949
Loss from operations	$(993,251)	$(60,432)	$-	$(1,053,683)

The distribution of Equity Investments and total assets as of September 30, 2026, and expenditures for long-lived assets for the nine months ended September 30, 2026, respectively, by region is as follows:

	As of and for the nine months ended September 30, 2026
	Hong Kong	Malaysia	China	Total

Equity Investments	$18,200,000	$-	$-	$18,200,000

Total assets	$19,761,769	$13,710,859	$-	$33,472,628

Expenditures for additions to long-lived assets	$-	$-	$-	$-

The distribution of revenues and significant expenses for the nine months ended September 30, 2025, by region is as follows:

	For the nine months ended September 30, 2025
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$215,378	$186,281	$-	$401,659
Revenues from related parties	19,266	25,316	-	44,582
Cost of revenues	(34,440)	(93,111)	-	(127,551)
Advertising and marketing expenses	(75,858)	-	-	(75,858)
Audit, legal and other professional fees	(214,867)	(14,709)	-	(229,576)
Consulting fees	(51,455)	(92,932)	-	(144,387)
Depreciation and amortization	(75,963)	(26,020)	-	(101,983)
Directors’ salaries and compensation	(500,465)	-	-	(500,465)
Staff costs including salaries and allowances, pensions, and other benefits	(378,667)	(188,482)	-	(567,149)
IT and computer expenses	(5,557)	(103,095)	-	(108,652)
Other general and administrative expenses	497,358	(96,730)	-	400,628
Loss from operations	$(605,270)	$(403,482)	$-	$(1,008,752)

The distribution of Equity Investments and total assets as of September 30, 2025, and expenditures for long-lived assets for the nine months ended September 30, 2025, respectively, by region is as follows:

	As of and for the nine months ended September 30, 2025
	Hong Kong	Malaysia	China	Total

Equity Investments	$12,073	$-	$-	$12,073

Total assets	$2,159,048	$1,327,844	$-	$3,486,892

Expenditures for additions to long-lived assets	$-	$-	$-	$-

Discontinued operations

(a)	By Categories

The discontinued operations, representing the F&A Entities, are associated with one reportable segment principally in provision of corporate advisory and business solution services in Hong Kong and China. On September 28, 2026, before the end of the third quarter of 2026, the Company completed the sale of the F&A Entities, and all assets and liabilities of the F&A Entities were derecognized upon the completion of sale.

Service business

The changes in the performance results for the nine months ended September 30, 2026, and 2025 by reportable segment / business unit are as follows:

	For the nine months ended September 30,		Change
	2026	2025	$	%
Revenues from external customers	$338,294	$725,424	(387,130)	(53)%
Revenues from related parties	25,144	1,410	23,734	1,683%
Cost of revenues	(155,718)	(179,062)	23,344	(13)%
General and administrative expenses	(1,589,578)	(1,350,163)	(239,415)	18%
Loss from operations	$(1,381,858)	$(802,391)	(579,467)	72%

The changes in equity securities investments without readily determinable fair values (“Equity Investments”), total assets, and capital expenditure for long-lived assets for the periods ended September 30, 2026, and 2025 by reportable segment / business unit are as follows:

	As of and for the nine months ended September 30,		Change
	2026	2025	$	%
Equity Investments	$-	$-	-	-%

Total assets	$-	$2,637,267	(2,637,267)	(100)%

Total expenditures for additions to long-lived assets	$-	$1,299	(1,299)	(100)%

Discontinued operations

(b)	By Geography

The discontinued operations, representing the F&A Entities, are associated with one reportable segment principally in provision of corporate advisory and business solution services in Hong Kong and China. On September 28, 2026, before the end of the third quarter of 2026, the Company completed the sale of the F&A Entities, and all assets and liabilities of the F&A Entities were derecognized upon the completion of sale.

The distribution of revenues and significant expenses for the nine months ended September 30, 2026, by region is as follows:

	For the nine months ended September 30, 2026
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$223,581	$-	$114,713	$338,294
Revenues from related parties	25,144	-	-	25,144
Cost of revenues	(104,065)	-	(51,653)	(155,718)
Advertising and marketing expenses	-	-	(3,889)	(3,889)
Audit, legal and other professional fees	-	-	(3,340)	(3,340)
Depreciation and amortization	(170)	-	(42,638)	(42,808)
Staff costs including salaries and allowances, pensions, and other benefits	(22,974)	-	(421,930)	(444,904)
IT and computer expenses	(2,156)	-	(1,462)	(3,618)
Other general and administrative expenses	(517,127)	-	(573,892)	(1,091,019)
Loss from operations	$(397,767)	$-	$(984,091)	$(1,381,858)

The distribution of Equity Investments and total assets as of September 30, 2026, and expenditures for long-lived assets for the nine months ended September 30, 2026, respectively, by region is as follows:

As of and for the nine months ended September 30, 2026
	Hong Kong	Malaysia	China	Total

Equity Investments	$-	$-	$-	$-

Total assets	$-	$-	$-	$-

Expenditures for additions to long-lived assets	$-	$-	$-	$-

The distribution of revenues and significant expenses for the nine months ended September 30, 2025 by region is as follows:

	For the nine months ended September 30, 2025
	Hong Kong	Malaysia	China	Total

Revenues from external customers	$489,465	$-	$235,959	$725,424
Revenues from related parties	1,410	-	-	1,410
Cost of revenues	(114,019)	-	(65,043)	(179,062)
Advertising and marketing expenses	(1,304)	-	(19,752)	(21,056)
Audit, legal and other professional fees	(3,731)	-	(17,504)	(21,235)
Depreciation and amortization	(565)	-	(76,801)	(77,366)
Staff costs including salaries and allowances, pensions, and other benefits	(263,106)	-	(284,873)	(547,979)
IT and computer expenses	(1,847)	-	(2,023)	(3,870)
Other general and administrative expenses	(645,704)	-	(32,953)	(678,657)
Loss from operations	$(539,401)	$-	$(262,990)	$(802,391)

The distribution of Equity Investments and total assets as of September 30, 2025, and expenditures for long-lived assets for the nine months ended September 30, 2025, respectively, by region is as follows:

	As of and for the nine months ended September 30, 2025
	Hong Kong	Malaysia	China	Total

Equity Investments	$-	$-	$-	$-

Total assets	$404,461	$-	$2,232,806	$2,637,267

Expenditures for additions to long-lived assets	$-	$-	$1,299	$1,299

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 30, 2026 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis should also be read together with our financial statements and the notes on the financial statements included elsewhere in this Form 10-Q.

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

Company Overview

Greenpro Capital Corp. (the “Company” or “GRNQ”) was incorporated on July 19, 2013, in the state of Nevada. The Company provides a wide range of business consulting and corporate advisory services, including cross-border listing advisory services, tax planning, advisory and transaction services, record management services, and accounting outsourcing services, focusing on the markets in Asia and Southeast Asia, such as Hong Kong, Malaysia, Singapore and Thailand. As part of our business consulting and corporate advisory business segment, our subsidiary, Greenpro Venture Capital Limited (“GVCL”), provides a business incubator for start-up companies and focuses on investments in select start-up and high-growth potential companies. Currently, we are also developing the digital banking businesses via Global Business Hub Limited in Labuan, Malaysia (“GBHL”), a wholly owned subsidiary of GVCL. Following the issuance of shares to Greenpro Trust Limited on September 7, 2026, the Company owns 95% of GVCL.

In addition to our service business segment providing business consulting and corporate advisory services to clients, the Company operates two other business segments, a digital business segment providing a digital platform and trading of digital assets via our another Labuan subsidiary, Green-X Corp. (“Green-X”), and a real estate business segment focusing on trading or leasing real estate properties via other wholly owned subsidiaries, Forward Win International Limited in Hong Kong (“FWIL”) and Greenpro Resources Sdn. Bhd. in Malaysia (“GRSB”), respectively.

Our Labuan subsidiary, Green-X was approved and compliant with all the requirements by Labuan Financial Services Authority (Lembaga Perkhidmatan Kewangan Labuan) in 2022 to establish a platform under Part IX of the Labuan Financial Services and Securities Act 2010 (LFSSA), pursuant to Section 134 of the LFSSA.

Green-X is a platform operator licensed under the LFSSA whereby security token issuers (“Issuers”) offer their security tokens for subscription and trading by investors (“Investors”) through the Green-X digital asset exchange (“Green-X DAX”) platform. ISRA International Consulting Sdn. Bhd. (“ISRA Consulting” or “Shariah Adviser of the platform”) is responsible for advising on and ensuring end-to-end Shariah compliance for the Green-X DAX platform’s operations. ISRA Consulting issued a Shariah pronouncement for the Green-X DAX platform (the “Pronouncement”) on June 22, 2023, for validity of one (1) year renewal year from the signing date. The Pronouncement was renewed on September 20, 2024, and completed further renewal on August 13, 2026, for one (1) year.

On September 18, 2026, the Company entered into a share sale agreement (the “Agreement”) with Ms. Chen Yanhong (the “Buyer”), pursuant to which the Company agreed to sell or cause its subsidiaries to sell and transfer all of the issued and outstanding equity interests in Greenpro Resources (HK) Limited, a Hong Kong company (“GRHK”), Falcon Corporate Services Limited, a Hong Kong company (“FCS”), Greenpro Financial Consulting Limited, a Belize company (“GFC”), Greenpro Management Consultancy Limited, a Shenzhen, China company (“GMCSZ”), Shenzhen Falcon Financial Consulting Limited, a Shenzhen, China company (“SZFFC”), and Greenpro Financial Consulting (Shenzhen) Limited, a Shenzhen, China company (“GFCSZ” and, together with GRHK, FCS, GFC, GMCSZ and SZFFC, the “F&A Entities”). The Buyer is a director of GMCSZ, SZFFC, GFCSZ and FCS and a shareholder currently holding 14 shares of the Company’s common stock. The F&A Entities principally provide corporate advisory and company-secretarial services in Hong Kong and China. On September 28, 2026, the Company completed the sale of the F&A Entities to the Buyer pursuant to the terms of the Agreement for aggregate cash consideration of HK$3,500,000, approximately $446,486 based on the exchange rate as of August 31, 2026 (the “Transaction”). The Company expects to use the proceeds from the Transaction for general corporate purposes, which may include the provision of additional working capital, funding internal operational improvement initiatives and business development.

At closing, all outstanding intercompany balances, loans, advances, receivables, payables and other obligations between the F&A Entities and the remaining Company group were waived, released and eliminated at consolidated level.

Results of Operations

On September 28, 2026, the Company completed the sale of the F&A Entities and effective from the third quarter of 2026, the F&A Entities have been presented as discontinued operations. Unless otherwise noted, the discussion below relates to the Company’s continuing operations.

During the three and nine months ended September 30, 2026, and 2025, we derived revenues from the provision of business services, digital platform services and trading of digital assets, and leasing or trading of our commercial properties, respectively.

Comparison of the three months ended September 30, 2026, and 2025

Total revenue

Total revenue was $733,325 and $120,193 for the three months ended September 30, 2026, and 2025, respectively. The increase amount of $613,132 was primarily due to the sale of six real estate units of $408,424 during the three months ended September 30, 2026. The comparative revenue above excludes the F&A Entities, whose results are presented as discontinued operations.

Service business revenue

Revenue from the provision of business services was $289,574 and $104,388 for the three months ended September 30, 2026, and 2025, respectively. It was derived principally from the provision of business consulting and advisory services, as well as company secretarial, accounting, and financial analysis services. We experienced an increase in service business revenue as more corporate advisory services were rendered during the three months ended September 30, 2026.

Digital revenue

Revenue from the digital platform and trading was $30,005 and $0 for the three months ended September 30, 2026, and 2025, respectively. It was derived from trading of other digital assets of $30,005 for the three months ended September 30, 2026. For the same period in 2025, there was no revenue generated from the digital platform and trading. We experienced an increase in digital revenue as an increase in the trading volume during 2026.

Real estate business

Rental revenue

Revenue from rentals was $5,322 and $15,805 for the three months ended September 30, 2026, and 2025, respectively. It was derived from the leasing properties in Malaysia and Hong Kong. We expect our rental revenue will decline after all the real estate units holding by our Hong Kong subsidiary, Forward Win International Limited were sold to two unrelated buyers on July 6, 2026.

Sale of properties

Revenue from the sale of real estate properties was $408,424 for the three months ended September 30, 2026, which was derived from the sale of six units of real estate property located in Hong Kong. There was no revenue generated from the sale of real estate properties for the three months ended September 30, 2025.

Total operating costs and expenses

Total operating costs and expenses were $1,311,657 and $386,736 for the three months ended September 30, 2026, and 2025, respectively. They consist of cost-of-service revenue, cost of digital revenue, cost of rental revenue, cost of real estate properties sold and general and administrative (“G&A”) expenses. The Company incurred $364,150 and $342,105 of G&A expenses for the three months ended September 30, 2026, and 2025, respectively.

Loss from operations for the three months ended September 30, 2026, and 2025 was $578,332 and $266,543, respectively. An increase in loss from operations was mainly due to a gross loss on sale of six real estate units of $485,182 during the three months ended September 30, 2026.

Cost of service business revenue

Cost of revenue from the provision of services was $50,698 and $40,599 for the three months ended September 30, 2026, and 2025, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees, directly attributable to costs related to the services rendered. We experienced an increase in other professional fees directly attributable to the provision of services for the three months ended September 30, 2026.

Cost of digital revenue

There was no cost of revenue incurred for the provision of digital platform services and trading of digital assets for the three months ended September 30, 2026, and 2025, respectively.

Cost of rental revenue

The cost of rental revenue was $3,203 and $4,032 for the three months ended September 30, 2026, and 2025, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants. A decrease in the cost of rental revenue was mainly due to the disposal of all six real estate units in Hong Kong on July 6, 2026.

Cost of real estate properties sold

Cost of revenue on real estate properties sold was $893,606 for the three months ended September 30, 2026. It primarily consisted of the purchase price of properties, legal fees, improvement costs to the building structure, and real estate commission.

During the three months ended September 30, 2025, no real estate property was sold, and hence no cost was incurred.

General and administrative expenses

General and administrative (“G&A”) expenses were $364,150 and $342,105 for the three months ended September 30, 2026, and 2025, respectively. For the three months ended September 30, 2026, our G&A expenses primarily consisted of staff costs of $149,741, directors’ salaries and compensation of $163,075, and legal services fees of $9,300. For the three months ended September 30, 2025, our G&A expenses primarily consisted of staff costs of $156,641, directors’ salaries and compensation of $166,650, and legal services fees of $10,500. We recorded an increased G&A expense of $22,045 in 2026 and expect our G&A expenses will slightly increase as we are developing our digital platform business through our Labuan subsidiary, Green-X Corp., and the digital banking businesses through another Labuan subsidiary, Global Business Hub Limited.

Other income

Net other income was $158,969 and $10,996 for the three months ended September 30, 2026, and 2025, respectively. For the three months ended September 30, 2026, net other income mainly consisted of observable price changes of related party investment of $749,992 and forfeiture of a customer deposit of $39,446, interest income of $1,996 and fair value gain on digital assets of $1,989, offset by a loss on disposal of related party investment of $736,419. For the three months ended September 30, 2025, net other income mainly consisted of related party other income of $2,674, interest income of $2,365 and fair value gain on digital assets of $1,426.

Net loss

Net loss from continuing operations was $419,363 and $255,547 for the three months ended September 30, 2026, and 2025, respectively. The increase in net loss was mainly due to a gross loss on sale of six real estate units of $485,182 during the three months ended September 30, 2026.

Comparison of the nine months ended September 30, 2026, and 2025

Total revenues

Total revenue was $1,165,152 and $446,241 for the nine months ended September 30, 2026, and 2025, respectively. The increase amount of $718,911 was primarily due to the sale of six real estate units of $408,424 during the nine months ended September 30, 2026. The comparative revenue above excludes the F&A Entities, whose results are presented as discontinued operations.

Service business revenue

Revenue from the provision of business services was $573,204 and $356,699 for the nine months ended September 30, 2026, and 2025, respectively. It was derived principally from the provision of business consulting and advisory services, as well as company secretarial, accounting, and financial analysis services. We experienced an increase in service business revenue as more corporate advisory services were rendered during the nine months ended September 30, 2026.

Digital revenue

Revenue from the digital platform and trading was $145,927 and $44,177 for the nine months ended September 30, 2026, and 2025, respectively. It was derived from the trading of other digital assets of $145,927 for the nine months ended September 30, 2026. For the same period in 2025, it was derived from trading of other digital assets of $43,425 and the sale of our digital assets, GX Token, of $752. We experienced an increase in digital revenue as an increase in the trading volume during 2026.

Real estate business

Rental revenue

Revenue from rentals was $37,597 and $45,365 for the nine months ended September 30, 2026, and 2025, respectively. It was derived from the leasing properties in Malaysia and Hong Kong. We expect our rental revenue will decline after all the real estate units holding by our Hong Kong subsidiary, Forward Win International Limited were sold to two unrelated buyers on July 6, 2026.

Sale of properties

Revenue from the sale of real estate properties was $408,424 for the nine months ended September 30, 2026, which was derived from the sale of six units of real estate property located in Hong Kong. There was no revenue generated from the sale of real estate properties for the nine months ended September 30, 2025.

Total operating costs and expenses

Total operating costs and expenses were $2,218,835 and $1,454,993 for the nine months ended September 30, 2026, and 2025, respectively. They consist of cost-of-service revenue, cost of digital revenue, cost of rental revenue, cost of real estate properties sold and general and administrative (“G&A”) expenses. The Company incurred $1,184,064 and $1,327,442 of G&A expenses for the nine months ended September 30, 2026, and 2025, respectively.

Loss from operations for the nine months ended September 30, 2026, and 2025 were $1,053,683 and $1,008,752, respectively. An increased in loss from operations was mainly due to a gross loss on sale of six real estate units of $485,182, offset by an increase in service business revenue of $216,505, an increase in digital revenue of $101,750 and a decrease in G&A expenses of $143,378 during the nine months ended September 30, 2026.

Cost of service business revenue

Cost of revenue from the provision of services was $130,693 and $116,349 for the nine months ended September 30, 2026, and 2025, respectively. It primarily consists of employee compensation and related payroll benefits, company formation costs, and other professional fees, directly attributable to costs related to the services rendered. We experienced an increase in other professional fees directly attributable to the provision of services for the nine months ended September 30, 2026.

Cost of digital revenue

Cost of revenue for the provision of digital platform services and trading of digital assets was $0 and $1 for the nine months ended September 30, 2026, and 2025, respectively. It primarily consists of the minting cost for the sale of our digital assets, GX Token.

Cost of rental revenue

Cost of rental revenue was $10,472 and $11,201 for the nine months ended September 30, 2026, and 2025, respectively. It includes the costs associated with governmental charges, repairs and maintenance, property management fees and insurance, depreciation, and other related administrative costs. Utility expenses are borne and paid directly by individual tenants. A decrease in the cost of rental revenue was mainly due to the disposal of all six real estate units in Hong Kong on July 6, 2026.

Cost of real estate properties sold

Cost of revenue on real estate property sold was $893,606 for the nine months ended September 30, 2026. It primarily consisted of the purchase price of properties, legal fees, improvement costs to the building structure, and real estate commission.

During the nine months ended September 30, 2025, no real estate property was sold, and hence no cost was incurred.

General and administrative expenses

G&A expenses were $1,184,064 and $1,327,442 for the nine months ended September 30, 2026, and 2025, respectively. For the nine months ended September 30, 2026, our G&A expenses primarily consisted of staff costs of $465,544, directors’ salaries and compensation of $493,668, settlement of $100,000 to MFAI Inc., advertising and marketing expenses of $25,099 and consulting fees of $61,636. For the nine months ended September 30, 2025, our G&A expenses consisted primarily of staff costs of $567,149, directors’ salaries and compensation of $500,465, advertising and marketing expenses of $75,858 and consulting fees of $144,387. The decreased G&A expense of $143,378 was mainly derived from the decrease of staff costs of $101,605, the decrease of advertising and promotion expenses of $50,759 and the decrease of consulting fee of $82,751, offset by the settlement of $100,000 to MFAI Inc. during the same period in 2026. We expect our G&A expenses will slightly increase as we are developing our digital platform business through our Labuan subsidiary, Green-X Corp., and the digital banking businesses through another Labuan subsidiary, Global Business Hub Limited.

Other income

Net other income was $180,689 and $87,161 for the nine months ended September 30, 2026, and 2025, respectively. For the nine months ended September 30, 2026, net other income mainly consisted of observable price changes of related party investment of $749,992, forfeiture of a customer deposit of $39,446 and related party other income of $21,008 and offset by a loss on disposal of related party investment of $736,419. For the nine months ended September 30, 2025, net other income mainly consisted of related party other income of $31,697, gain on disposal of related party investment of $39,800 and interest income of $6,760.

Net loss

Net loss from continuing operations was $872,994 and $922,099 for the nine months ended September 30, 2026, and 2025, respectively. The decrease in net loss was mainly due to an increase in service business revenue and a decrease in G&A expenses during the same period in 2026.

There were no seasonal aspects that had a material effect on the financial condition or results of operations of the Company.

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2026 that are reasonably likely to have a material adverse effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2026.

Contractual Obligations

As of September 30, 2026, one of our subsidiaries, has an operating lease agreement for one office space in Hong Kong with a non-cancellable term of one year from March 15, 2026, to March 14, 2027, and a cancellable term of one year from March 15, 2027, to March 14, 2028.

On September 30, 2026, the future minimum rental payments under this lease in the aggregate are approximately $35,083 and are due as follows: 2026: $19,306 and 2027: $15,777, respectively.

In June 2023, one of our subsidiaries in Malaysia purchased a motor vehicle, and majority of the purchase of $18,957 was funded by Maybank Islamic under a finance lease agreement with a term of five years commencing from June 3, 2023, to June 2, 2028. As of September 30, 2026, the future minimum lease payments under this lease in the aggregate are approximately $8,414 and are due as follows: 2026: $1,263; 2027: $5,050, and 2028: $2,101.

Related Party Transactions

On September 28, 2026, the Company completed the sale of the F&A Entities and effective from the third quarter of 2026, the F&A Entities have been presented as discontinued operations. Unless otherwise noted, the discussion below relates to the Company’s continuing operations.

For the nine months ended September 30, 2026, and 2025, related party service revenue totaled $45,480 and $44,582, respectively.

For the nine months ended September 30, 2026, related party service revenue principally included service revenue generated from Greenpro Trust Limited (“GTL”) of $17,423, representing approximately 38% of related party service revenue and 3% of service revenue. Our wholly owned subsidiary, Greenpro Resources Limited (“GRL”), holds approximately 11% of GTL. Our Chief Executive Officer, Lee Chong Kuang (“Mr. Lee”), and Chief Financial Officer, Loke Che Chan Gilbert (“Mr. Loke”), are directors and shareholders of GTL. Ms. Yap Pei Ling, Mr. Lee’s spouse, and Ms. Chuchottaworn Srirat, a director of the Company, also hold interests in GTL. These individuals have no financial interest in the investment beyond their respective directorships and shareholdings in GTL. On August 25, 2026, GTL paid $12,500,000 to acquire a 5% interest in our Anguilla subsidiary, Greenpro Venture Capital Limited (“GVCL”), and 500 shares were allotted to GTL on September 7, 2026. The material terms of the Subscription Agreement are described in Note 1.

For the nine months ended September 30, 2025, related party service revenue principally included service revenue generated from SEATech Ventures Corp. (renamed to AleeanPeace Group Holdings Limited “AleeanPeace” on July 10, 2026) of $13,123 and GTL of $11,639, representing approximately 56% of the related party service revenue and 7% of the service revenue for the nine months ended September 30, 2025.

For the nine months ended September 30, 2026, and 2025, cost of service revenue to related parties was $2,103 and $2,140, respectively.

For the nine months ended September 30, 2026, related party cost of service revenue represented cost of services paid to Falcon Consulting Limited (“FCL”) of $2,103. FCL is wholly owned by the spouse of our Chief Financial Officer, Mr. Loke.

For the nine months ended September 30, 2025, related party cost of service revenue represented cost of services paid to FCL of $2,140.

For the nine months ended September 30, 2026, and 2025, related party general and administrative (“G&A”) expenses totaled $92,288 and $98,210, respectively.

For the nine months ended September 30, 2026, related party G&A expenses included consulting fees paid to Ms. Yap, Pei Ling (“Ms. Yap”), the spouse of our Chief Executive Officer, Mr. Lee, of $10,338 and Ms. Yap’s wholly owned company, Bright Interlink Sdn. Bhd. (“BISB”) of $11,220, and our Chief Financial Officer, Mr. Loke’s wholly owned company, Falcon Management Limited (“FML”) of $1,915, and management fees paid to Greenpro Global Capital Village Sdn. Bhd. (“GGCVSB”) of $68,815, a Malaysian company jointly owned by Mr. Lee and Mr. Loke.

For the nine months ended September 30, 2025, related party G&A expenses included consulting fees paid to Ms. Yap of $10,380, BISB of $10,428 and FML of $13,455, and management fees paid to GGCVSB of $63,947.

For the nine months ended September 30, 2026, and 2025, related party other income was $21,008 and $31,697, respectively.

For the nine months ended September 30, 2026, related party other income represented other income generated from Acorn Finance Limited (“Acorn”) of $5,683 and Greenpro Trust Limited (“GTL”) of $15,325.

For the nine months ended September 30, 2025, related party other income included other income generated from Acorn of $8,073 and GTL of $23,624, respectively.

For the nine months ended September 30, 2026, and 2025, related party interest income was $4,556 and $4,212, respectively.

For the nine months ended September 30, 2026, related party interest income included interest income generated from GTL of $1,206 and GTL’s subsidiary, Greenpro Custodian Service Limited (“GCSL”), of $3,350.

For the nine months ended September 30, 2025, related party interest income included interest income generated from GTL of $849 and GCSL of $3,363.

For the nine months ended September 30, 2026, loss on disposal of related party investment generated from the sale of common stock of Ata Plus Sdn. Bhd. (“APSB”) of $736,419.

For the nine months ended September 30, 2025, gain on disposal of related party investment generated from the sale of common stock of Jocom Holdings Corp. (“Jocom”) of $39,800.

For the nine months ended September 30, 2026, an observable price change of related party investment of $749,992 was related to the change in observable price of APSB.

For the nine months ended September 30, 2025, an observable price change of related party investment of $150 was related to the change in observable price of Jocom.

Net accounts receivable from a related party were $108 and $0 as of September 30, 2026, and December 31, 2025, respectively.

As of September 30, 2026, the net accounts receivable from related party were due from Mr. Loke’s majority owned company, Falcon Certified Public Accountants Limited (“FCPA”) of $108.

Amounts due from related parties were $883,546 and $995,640 as of September 30, 2026, and December 31, 2025, respectively. Amounts due to related parties were $247,429 and $10,714 as of September 30, 2026, and December 31, 2025, respectively.

As of September 30, 2026, amounts due from related parties mainly included amounts due from Greenpro Global Capital Village Sdn. Bhd. (“GGCVSB”) of $706,244, First Bullion Holdings Inc. (“FBHI”) of $90,000 and Greenpro Trust Limited (“GTL”) of $85,609, while the amounts due to related parties mainly included Mr. Lee of $210,319 and Mr. Loke of $23,500.

On October 9, 2026, the Company repaid $200,282 to Mr. Lee, reducing the amount due to him to $10,037 as of October 20, 2026. The $578,954 owed by the disposed subsidiaries to Chen Yanhong and $170,121 owed by those subsidiaries to Falcon Certified Public Accountants Limited immediately before the September 28, 2026 sale ceased to be included in the Company’s consolidated liabilities upon that sale; those amounts were not repaid by the remaining Company group.

As of December 31, 2025, amounts due from related parties mainly included amounts due from GGCVSB of $815,034, FBHI of $90,000 and GTL of $88,909, while the amounts due to related parties mainly included Ms.Yap of $2,158 and DSwiss Holding Limited (“DSwiss”) of $2,064. Currently, our Anguilla subsidiary, Greenpro Venture Capital Limited (“GVCL”) holds approximately of 7% interest in DSwiss.

As of September 30, 2026, other investments in related parties were $18,200,000.

As of September 30, 2026, we held a 13.6% interest in Forekast Limited (“Forekast”) and a 0.99% interest in Greenophene Technologies Limited (“Greenophene”) with an investment value of $17,000,000 and $1,200,000, respectively. These investments were acquired during the nine months ended September 30, 2026, through the issuance of our Common Stock. Following the transactions, Forekast and Greenophene became our affiliates.

Related parties primarily include our subsidiaries, affiliates, and other entities in which we have significant influence or control, as well as key management personnel and their affiliates. Transactions with related parties are disclosed in accordance with applicable accounting guidance. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional details regarding related party transactions.

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

Impairment of long-lived assets

The Company follows ASC 360 “Property, Plant and Equipment” (“ASC 360”) for its long-lived assets. The Company’s long -lived assets primarily include real estate held for investment, property and equipment, and intangible assets. Pursuant to ASC 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value.

Pursuant to ASC 360-10-35-21, the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset (asset group) may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Based on its assessments, the Company recorded no impairment loss on long-lived assets for the periods ended September 30, 2026, and 2025.

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

Digital assets

Effective January 1, 2025, the Company adopted Accounting Standards Update (ASU) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This update requires the Company to subsequently remeasure crypto assets within the scope of ASC 350-60 at fair value in the consolidated balance sheets and record gains and losses from remeasurement in net income (loss) in the consolidated statements of operations.

The Company measures crypto assets within the scope of ASC 350-60 at fair value on a recurring basis under ASC 820, Fair Value Measurement. The fair value hierarchy classification reflects the valuation inputs used for each asset; unadjusted quoted prices in an active market for identical assets is Level 1 inputs.

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

Reverse stock split

A 1-for-10 reverse stock split, or the Reverse Stock Split, of our Common Stock became effective on August 6, 2026. Unless expressly stated herein, all outstanding shares and per share amounts of the Company’s Common Stock in this Quarterly Report have been adjusted to reflect the Reverse Stock Split.

Discontinued operations

The sales of the F&A Entities meet the criteria for discontinued operations under ASC 205-20. Accordingly, the operating results of the F&A Entities through September 28, 2026, together with the loss on sale, have been presented as discontinued operations in the unaudited condensed consolidated financial statements of operations for the period ended September 30, 2026, and comparative interim period amounts have been updated to reflect this presentation.

Recent accounting pronouncements

Refer to Note 1 in the accompanying financial statements.

Liquidity and Capital Resources

The Company’s cash and cash equivalents at September 30, 2026 were $11,568,011, compared with $636,659 at December 31, 2025, including $311,332 held by the F&A Entities. Cash and cash equivalents attributable to continuing operations at December 31, 2025 were $325,327. The increase in consolidated cash and cash equivalents was $10,931,352, as shown in the statement of cash flows. The principal source of financing was GTL’s $12,500,000 investment in GVCL, which GVCL transferred to GBHL for development of its digital-banking business. The Subscription Agreement restricts the use of those proceeds. The Company’s liquidity assessment considers the availability of subsidiary cash for other group purposes, applicable regulatory requirements, expected operating cash needs and the going-concern matters discussed below.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2026, the Company incurred a net loss of $2,296,500 and net cash used in operating activities of $3,970,487, and as of September 30, 2026, the Company incurred an accumulated deficit of $42,543,212. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following summarizes the key components of the change in the Company’s cash and cash equivalents for the nine months ended September 30, 2026, and 2025:

	Nine months ended September 30,
	2026	2025

Net cash used in operating activities-continuing operations	$(2,382,971)	$(905,134)
Net cash used in operating activities-discontinued operations	(1,587,516)	(275,440)
Net cash used in operating activities	(3,970,487)	(1,180,574)

Net cash provided by investing activities-continuing operations	714,027	39,950
Net cash provided by (used in) investing activities-discontinued operations	268	(1,299)
Net cash provided by investing activities	714,295	38,651

Net cash provided by financing activities-continuing operations	14,151,446	687,109
Net cash (used in) provided by financing activities-discontinued operations	(91,209)	88,669
Net cash provided by financing activities	14,060,237	775,778

Effect of exchange rate changes in cash and cash equivalents	127,307	16,715
Net change in cash and cash equivalents	$10,931,352	$(349,430)

Operating activities

Net cash used in operating activities from continuing operations was $2,382,971 and $905,134 for the nine months ended September 30, 2026, and 2025, respectively. The net cash used in operating activities for continuing operations in 2026 primarily consisted of an increase in prepaids and other current assets of $1,615,827, a decrease in accounts payable and accrued liabilities of $378,982 and a decrease in operating lease liabilities of $60,575. For the nine months ended September 30, 2026, non-cash adjustments totaled $577,745, which was comprised of non-cash expenses from gross loss on disposal of real estate held for sale of $485,182 and loss on disposal of investment of $736,419, offset by observable price change of investment of $749,992.

The net cash used in operating activities from continuing operations in 2025 primarily consisted of net loss from continuing operations of $922,099, offset by an increase in accounts payable and accrued liabilities of $51,980. For the nine months ended September 30, 2025, non-cash adjustments totaled $65,626, which was primarily comprised of non-cash expenses from depreciation and amortization of $101,983, offset by non-cash income from gain on disposal of investment of $39,800.

Investing activities

Net cash provided by investing activities from continuing operations was $714,027 and $39,950 for the nine months ended September 30, 2026, and 2025, respectively.

Cash provided by investing activities from continuing operations in 2026 included proceeds from real estate held for sale of $408,424, net proceeds from disposal of subsidiaries of $292,030 and proceeds from disposal of other investment of $13,573.

Cash provided by investing activities from continuing operations in 2025 was proceeds from disposal of other investment of $39,950.

Financing activities

Net cash provided by financing activities from continuing operations was $14,151,446 and $687,109 for the nine months ended September 30, 2026, and 2025, respectively.

Cash provided by financing activities from continuing operations in 2026 included capital contribution by a noncontrolling interest of $12,500,000, proceeds from the sale of our Common Stock in private placements of $400,000 and advance payments from related parties of $1,254,788, offset by the principal repayment of finance lease liabilities of $3,342.

Cash provided by financing activities from continuing operations in 2025 was the proceeds from the sale of our Common Stock in private placements of $760,000, offset by advance payments to related parties of $69,990, and the principal repayment of finance lease liabilities of $2,901.

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

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the period ended September 30, 2026. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such an incident may have a material effect, including on our operations, business strategy, operating results, or financial condition.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On March 7, 2026, the Shijiazhuang Intermediate People’s Court of Hebei Province in the People’s Republic of China made a final ruling (Ruling No.: Criminal Final No. 93 of 2026, Ji 01 Intermediate People’s Court) subsequent to a judgment entered by the Shijiazhuang Qiaoxi District People’s Court of Hebei Province on November 5, 2025 (Judgment No.: Criminal First Instance No. 208 of 2025, Ji 0104 Qiaoxi District People’s Court) in the matter captioned involving the Company’s then wholly owned subsidiary in PRC, Greenpro Management Consultancy Limited (“GMCSZ”) and GMCSZ’s client, Hebei Laifeng IoT Technology Company Limited (“HLIT”). The proceedings arose from the source of money paying for GMCSZ’s provision of services by HLIT’s illegal fundraising activities in PRC. Pursuant to the ruling, GMCSZ was required to pay aggregate compensation of RMB590,000, equivalent to approximately $87,000 to certain investors of HLIT. The Company recognized the full amount of the judgment as general and administrative expense within discontinued operations during the nine months ended September 30, 2026. On September 28, 2026, GMCSZ together with other F&A Entities were sold to its director, Chen Yanhong and GMCSZ ceased to be a subsidiary of the Company upon completion of that sale.

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

On or about April 1, 2022, MFAI filed a Request for Arbitration with Judicial Arbitration and Mediation Services, Inc. (JAMS). The Company subsequently filed its Statement of Answer, denying the material allegations and asserting that the claims are without merit. The arbitration was subsequently resolved pursuant to the Settlement Agreement described below.

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

Item 1A. Risk Factors.

The risks below supplement the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 and our subsequent Quarterly Reports on Form 10-Q. Investors should consider those disclosures together with the risks and other information in this Quarterly Report.

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

The terms of GTL’s investment may restrict the use of subsidiary cash and limit our ability to direct GVCL and GBHL.

GTL’s $12,500,000 investment was made in GVCL and the proceeds were transferred to GBHL for its digital-banking business. The Subscription Agreement restricts the use of proceeds and specified corporate actions and gives GTL valuation-adjustment, anti-dilution and board approval rights. These rights may limit our ability to direct subsidiary activities, obtain cash from those subsidiaries for other purposes or undertake future transactions. Default remedies may require repayment, compulsory repurchase and a preferred return, which could reduce available liquidity. Certain Company directors, officers and an officer’s spouse hold interests in GTL, which may create conflicts in decisions concerning these arrangements.

The disposition of the F&A Entities has reduced the scope of our revenue-producing operations.

The F&A Entities generated service revenue of $363,438 during the nine months ended September 30, 2026 before their disposition. We no longer receive revenue from those entities. Our ability to replace that revenue and achieve profitability depends on the performance and development of our remaining businesses, including the digital-platform and digital-banking businesses, and there is no assurance those businesses will generate sufficient revenue or cash flow.

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

Issuance of 850,000 shares on March 31, 2026

On March 31, 2026, the Company acquired a 13.6% equity interest of Forekast Limited, a company formed under the laws of the British Virgin Islands (“Forekast”) in exchange by issuance of 850,000 shares of its Common Stock to the shareholders of Forekast Limited (the “Forekast Shareholders”), valued at $17,000,000 to the Forekast Shareholders.

Issuance of 80,000 shares on April 16, 2026

On April 16, 2026, the Company acquired 0.99% shareholdings of Greenophene Technologies Limited, a company incorporated in the British Virgin Islands (“Greenophene”) from Lim Chee Yin, a shareholder of Greenophene (the “Seller”) in exchange by issuance of 80,000 shares of the Company’s Common Stock to the Seller, valued at $15 per share or an aggregate value of $1,200,000.

Issuance of 20,185 shares from April 28 to June 30, 2026

From April 28 to June 30, 2026, the Company sold and issued in aggregate 20,185 shares of its Common Stock to its Chief Executive Officer, President and Director, Mr. Lee, Chong Kuang (“Mr. Lee”) in private placements at total cash proceeds of $400,000. The Company plans to use the proceeds for operating capital.

Issuance of 3,428 shares on August 20, 2026

On August 20, 2026, the Company issued 3,428 shares of its Common Stock valued at $51,416 (approximately $15 per share) to Dennis Eugene Burns for settling his marketing services provided to the Company.

A list of the issuance of the Company’s Common Stock during the nine months ended September 30, 2026, is set forth below:

Name of Shareholder	Shares of Common Stock Issued	Fair Value of Common Stock Issued
BHL Ltd.	325,000	$6,500,000
Moira Venture Limited	75,000	1,500,000
Renhari Limited	112,500	2,250,000
Joharne Limited	112,500	2,250,000
Crescent East Limited	112,500	2,250,000
Stratifi Global Limited	112,500	2,250,000
Lim Chee Yin	80,000	1,200,000
Lee Chong Kuang	20,185	400,000
Dennis Eugene Burns	3,428	51,416
Total	953,613	$18,651,416

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 21, 2026, Sheth, Prabodh Kumar Kantilal H notified the Company of his resignation as a director, effective October 31, 2026. His resignation was not the result of any disagreement with the Company relating to its operations, policies or practices. Following the effectiveness of his resignation, the Board consists of five directors, three of whom the Board has determined to be independent.

Item 6. Exhibits

Exhibit No.	Description
2.1	Share Sale Agreement dated September 18, 2026, between Greenpro Capital Corp. and Chen Yanhong (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 23, 2026).
10.1	Subscription and Shareholder’s Protection Agreement dated August 25, 2026, between Greenpro Venture Capital Limited and Greenpro Trust Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2026).
31.1	Rule 13(a)-14(a) and 15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a) and 15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer and principal accounting officer
101. INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenpro Capital Corp.

Date: November 12, 2026	By:	/s/ Lee Chong Kuang
Lee Chong Kuang
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Loke Che Chan, Gilbert
Loke Che Chan, Gilbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

